Form 10-Q
period 2012-03-31
SUPERNUS PHARMACEUTICALS INC
filed 2012-06-08
CIK 1356576

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

OR

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 0-50440

SUPERNUS PHARMACEUTICALS, INC.

(Exact name of registrant as specified in its charter)

Delaware	20-2590184
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1550 East Gude Drive, Rockville, MD	20850
(Address of principal executive offices)	(Zip Code)

(301) 838-2500

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐  Yes  ☒  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐  Yes  ☒  No

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of the close of business on May 31, 2012 was 24,382,779.

SUPERNUS PHARMACEUTICALS, INC.

FORM 10-Q — QUARTERLY REPORT

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2012

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Supernus Pharmaceuticals, Inc.
Consolidated Balance Sheet

(in thousands, except share and per share amounts)

	December 31,	March 31,
	2011	2012
		(unaudited)
Assets
Current assets:
Cash and cash equivalents	$48,544	$15,866
Marketable Securities	—	21,513
Marketable securities—restricted	245	276
Prepaid expenses and other	466	618
Deferred financing costs, current	144	144
Total current assets	49,399	38,417
Property and equipment, net	1,310	1,183
Purchased patents, net	912	855
Other assets	55	61
Deferred financing costs, long-term	2,054	2,686

Total assets	$53,730	$43,202

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$10,078	$9,337
Accrued compensation	1,547	901
Deferred revenue	232	232
Interest payable	138	271
Secured notes payable, current	6,775	9,171

Total current liabilities	18,770	19,912
Deferred revenue, net of current portion	465	407
Other non-current liabilities	1,399	1,382
Supplemental executive retirement plan	245	276
Secured notes payable, net of current portion	22,711	19,926
Warrant liability	697	1,025

Total liabilities	44,287	42,928

Stockholders’ equity:
Series A convertible preferred stock, $0.001 par value—49,625,000 shares authorized at December 31, 2011 and March 31, 2012; 49,000,000 shares issued and outstanding at December 31, 2011 and March 31, 2012; aggregate liquidation preference of $69,520 and $70,378 at December 31, 2011 and March 31, 2012, respectively	49	49
Common stock, $0.001 par value—62,625,000 shares authorized at December 31, 2011 and March 31, 2012; 1,662,321 and 1,682,633 shares issued and outstanding at December 31, 2011 and March 31, 2012, respectively;	2	2
Additional paid-in capital	49,362	49,462
Accumulated other comprehensive income	1	8
Accumulated deficit	(39,971)	(49,247)
Total stockholders’ equity	9,443	274
Total liabilities and stockholders’ equity	$53,730	$43,202

See accompanying notes.

Supernus Pharmaceuticals, Inc.
Consolidated Statements of Operations
(in thousands, except share and per share data)

	Three Months Ended March 31,
	2011	2012
	(unaudited)
Revenues
Development and milestone revenues	$—	$208

Total revenues	—	208

Costs and expenses
Research and development	7,451	5,358
General and administrative	1,747	2,728

Total costs and expenses	9,198	8,086

Operating loss from continuing operations	(9,198)	(7,878)
Other income (expense):
Interest income	15	19
Interest expense	(360)	(962)
Other	(172)	(456)

Total other income (expense)	(517)	(1,399)

Loss from continuing operations	(9,715)	(9,277)
Discontinued Operations:
Loss from discontinued operations	(1,334)	—

Net loss	$(11,049)	$(9,277)

Cumulative dividends on Series A convertible preferred stock	$(858)	$(858)

Net loss attributable to common stockholders	$(11,907)	$(10,135)

Loss per common share:
Basic and Diluted
Continuing operations	$(6.64)	$(6.05)
Discontinued operations	(0.84)	—
Net loss	(7.48)	(6.05)

Weighted-average number of common shares:
Basic	1,592,762	1,676,442
Diluted	1,592,762	1,676,442

See accompanying notes.

Supernus Pharmaceuticals, Inc.
Consolidated Statements of Comprehensive Loss
(in thousands)

	Three Months Ended March 31,
	2011	2012
	(unaudited)
Comprehensive loss:
Net loss	$(11,049)	$(9,277)
Unrealized holding gains on marketable securities	1	8

Total comprehensive loss	$(11,048)	$(9,269)

See accompanying notes.

Supernus Pharmaceuticals, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Three Months Ended March 31,
	2011	2012
	(unaudited)
Cash flows from operating activities
Net loss	$(11,049)	$(9,277)
Loss from discontinued operations	1,334	—

Loss from continuing operations	(9,715)	(9,277)
Adjustments to reconcile loss from continuing operations to net cash used in operating activities:
Gain on sale of property and equipment	(25)	—
Change in fair value of warrant liability	(27)	328
Unrealized gain on marketable securities	2	8
Depreciation and amortization	208	225
Amortization of deferred financing costs	39	83
Stock-based compensation expense	(140)	52
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(1,570)	(158)
Accounts payable and accrued expenses	(846)	(1,387)
Interest payable	138	133
Deferred revenue	—	(58)
Other non-current liabilities	386	(17)

Net cash used in operating activities from continuing operations	(11,550)	(10,068)
Net cash provided by operating activities from discontinued operations	1,749	—

Net cash used in operating activities	(9,801)	(10,068)

Cash flows from investing activities
Purchases of marketable securities	(13,848)	(21,806)
Sales and maturities of marketable securities	8,349	293
Purchases of property and equipment, net	(203)	(40)

Net cash used in investing activities from continuing operations	(5,702)	(21,553)

Net cash used in investing activities	(5,702)	(21,553)

Cash flows from financing activities
Proceeds from issuance of common stock	—	49
Proceeds from issuance of secured notes payable	15,000	—
Repayment of secured notes payable	—	(437)
Deferred financing costs	(656)	(669)

Net cash provided by (used in) financing activities from continuing operations	14,344	(1,057)
Net cash used in financing activities from discontinued operations	(1,739)	—
Net cash provided by (used in) financing activities	12,605	(1,057)
Net change in cash and cash equivalents	(2,898)	(32,678)
Cash and cash equivalents at beginning of period	23,741	48,544

Cash and cash equivalents at end of period	$20,843	$15,866

Supplemental cash flow information:
Cash paid for interest—Continuing operations	$165	$688
Cash paid for interest—Discontinued operations	$3,032	$—

See accompanying notes.

Supernus Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements
For the Three Months Ended March 31, 2011 and 2012
(unaudited)

1. Organization and Business

Supernus Pharmaceuticals, Inc. (the Company) is a specialty pharmaceutical company focused on developing and commercializing products for the treatment of central nervous system diseases, including neurological and psychiatric disorders. The Company has several proprietary product candidates in clinical development that address large market opportunities in epilepsy and attention deficit hyperactivity disorder.

2. Management’s Plans as to Continuing as a Going Concern

The accompanying financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  Since inception, the Company has incurred, and continues to incur, significant losses from operations.

As described more fully in Note 7, the Company raised $50.9 million ($47.6 million net of expenses and deferred financing costs), through the sale of common stock in connection with its Initial Public Offering (the “IPO”) and the exercise by the underwriters of their over-allotment option. The Company’s current operating assumptions, which reflect management’s best estimate of future revenue and operating expenses, indicate that current cash on hand, including the proceeds from the sale of common stock in May 2012, should be sufficient to fund operations as currently planned into the second quarter of 2013. As a result, the Company envisions that it will need to raise additional capital prior to this time so as to be able to continue its business operations as currently conducted and fund deficits in operating cash flows.

Although the Company is seeking to raise additional capital, there can be no assurance that any financing will be available to the Company at any given time or available on favorable terms. The type, timing and terms of financing selected by the Company will be dependent upon the Company’s cash needs, the availability of financing sources and the prevailing conditions in the financial markets.

3. Summary of Significant Accounting Policies

Basis of Presentation

The Company’s consolidated financial statements include the accounts of Supernus Pharmaceuticals, Inc. and Supernus Europe Ltd., and included the accounts of its wholly-owned subsidiary, TCD Royalty Sub, LLC (“TCD”) through December 14, 2011, the date that the Company sold all of its equity interests in TCD. The assets, liabilities, and results of operations related to TCD are presented as discontinued operations for all periods in the accompanying consolidated financial statements. These companies are collectively referred to herein as “Supernus” or “the Company.” All intercompany transactions and balances have been eliminated in consolidation.

The Company’s consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (U.S. GAAP) for interim financial information. In the opinion of management, the consolidated financial statements reflect all adjustments necessary to fairly present the Company’s financial position, results of operations and cash flows for the periods presented. These adjustments are of a normal recurring nature.

Certain notes and other information have been omitted from the interim consolidated financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the Company’s financial statements for the year ended December 31, 2011 filed as part of the Company’s  Registration Statement on Form S-1 (File No. 333-171375) (the “Registration Statement”).

The results of operations for the three months ended March 31, 2012 are not necessarily indicative of the Company’s future financial results. Certain amounts within current assets in the 2011 financial statements have been reclassified to conform with the current period’s presentation.

Use of Estimates

The preparation of the financial statements in accordance with U.S. GAAP requires the Company to make estimates and judgments in certain circumstances that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. In preparing these consolidated financial statements, management has made its best estimates and judgments of certain amounts included in the financial statements, giving due consideration to materiality. On an ongoing basis, the Company evaluates its estimates, including those related to revenue recognition, fair value of assets, convertible preferred stock and common stock, income taxes, preclinical study and clinical trial accruals and other contingencies. Management bases its estimates on historical experience or on various other assumptions, including information received from its service providers, which it believes to be reasonable under the circumstances. Actual results could differ from these estimates.

Cash and Cash Equivalents and Restricted Cash

The Company considers all investments in highly liquid financial instruments with an original maturity of three months or less to be cash equivalents.

Marketable Securities

Marketable securities consist of investments in U.S. Treasuries, various U.S. governmental agency debt securities, corporate bonds and other fixed income securities.  Management classifies the Company’s short-term investments as available-for-sale.  Such securities are carried at estimated fair value, with any material unrealized holding gains or losses reported, net of any tax effects, as accumulated other comprehensive income (loss), which is a separate component of stockholders’ equity (deficit).  Realized gains and losses, and declines in value judged to be other-than-temporary, if any, are included in consolidated results of operations.  A decline in the market value of any available-for-sale security below cost that is deemed to be other-than-temporary results in a reduction in fair value, which is charged to earnings in that period, and a new cost basis for the security is established.  Dividend and interest income is recognized as interest income when earned.  The cost of securities sold is calculated using the specific identification method.  The Company places all investments with highly rated financial institutions.

Marketable Securities—Restricted

The Company has established the Supernus Supplemental Executive Retirement Plan (SERP) for the sole purpose of receiving funds for two executives from the Shire Laboratories, Inc. SERP and providing a continuing deferral program under the Supernus SERP. As of December 31, 2011 and March 31, 2012, the estimated fair value of the mutual fund investment securities within the SERP of approximately $245,000 and $276,000 respectively, has been recorded as restricted marketable securities. A corresponding noncurrent liability is also included in the consolidated balance sheets to reflect the Company’s obligation for the SERP. The Company has not made, and has no plans to make, contributions to the SERP. The securities can only be used for purposes of paying benefits under the SERP.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents and marketable securities. The counterparties are various corporations and financial institutions of high credit standing.

Substantially all of the Company’s cash and cash equivalents are maintained with major financial institutions. Deposits held with banks may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand and, therefore, management believes they bear minimal risk. The Company has not experienced any losses on its deposits of cash, cash equivalents, short-term investments and restricted investments, and management believes that its guidelines for investment of its excess cash maintain safety and liquidity through diversification and investment maturity less than one year.

Fair Value of Financial Instruments

The carrying amounts of financial instruments, including cash and cash equivalents, accounts receivable, and accounts payable and accrued expenses, approximate fair value due to their short-term maturities.

The fair value of an asset or liability should represent the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. Such transactions to sell an asset or transfer a liability are assumed to occur in the principal or most advantageous market for the asset or liability. Accordingly, fair value is determined based on a hypothetical transaction at the measurement date, considered from the perspective of a market participant rather than from a reporting entity’s perspective.

The Company reports assets and liabilities that are measured at fair value using a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. This hierarchy maximizes the use of observable inputs and minimizes the use of unobservable inputs. The three levels of inputs used to measure fair value are as follows:

· Level 1—Inputs are unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.

· Level 2—Inputs are quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (interest rates, yield curves, etc.) and inputs that are derived principally from or corroborated by observable market data by correlation or other means (market corroborated inputs).

· Level 3—Unobservable inputs that reflect the Company’s own assumptions, based on the best information available, including the Company’s own data.

In accordance with the fair value hierarchy described above, the following tables show the fair value of the Company’s financial assets and liabilities that are required to be measured at fair value:

		Fair Value Measurements at December 31, 2011
	Total Carrying Value at December 31, 2011	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets:
Cash and cash equivalents	$48,544	$48,544	$—	$—
Marketable securities—restricted	245	—	245	—
Total assets at fair value	$48,789	$48,544	$245	$—
Liabilities:
Warrant liability	$697	$—	$—	$697

		Fair Value Measurements at March 31, 2012
	Total Carrying Value at March 31, 2012	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands) (unaudited)
Cash and cash equivalents	$15,866	$11,566	$4,300	$—
Marketable securities	21,513	—	21,513	—
Marketable securities —restricted	276		276	—

Total assets at fair value	$37,655	$11,566	$26,089	$—
Liabilities:
Warrant liability	$1,025	$—	$—	$1,025

The Company’s Level 1 assets include money market funds and U.S. Treasuries and government agency debt securities with quoted prices in active markets. At December 31, 2011, Level 2 assets include mutual funds in which the SERP assets are invested. At March 31, 2012, Level 2 assets include mutual funds in which the SERP assets are invested, corporate bonds and other fixed income securities. They are valued using third-party pricing sources that apply applicable inputs and other relevant data into their models to estimate fair value.

Level 3 liabilities include the fair market value of outstanding warrants to purchase Series A Preferred Stock recorded as a derivative liability. The fair value of the preferred stock warrant liability has been calculated using the probability-weighted expected return method (PWERM) with the following scenarios:

Scenario	Probability
1. IPO priced below recommend valuation range	60%
2, IPO priced within recommended valuation range	10%
3. Preferred equity financing followed by IPO within valuation range	20%
4. Preferred equity financing with royalty monetization, followed by IPO within valuation range	10%

Significant changes to these scenarios or probability weightings would result in increases/decreases to the fair value of the outstanding warrants.

Changes in the fair value of the warrants are recognized in Other Income/Loss on the Consolidated Statement of Comprehensive Income.  The following table presents information about the Company’s preferred stock warrant liability:

Three Months Ended March 31, 2012
(in thousands) (unaudited)
Balance at December 31, 2011	$697
Changes in fair value of warrants included in earnings	328
Balance at March 31, 2012	$1,025

Property and Equipment

Property and equipment are stated at cost. Upon retirement or sale, the cost of assets disposed of and the related accumulated depreciation are removed from the accounts and any resulting gain or loss is credited or charged to operations.  Repairs and maintenance costs are expensed as incurred.  Depreciation and amortization are computed using the straight-line method over the following average useful lives.

Computer equipment	3 years
Software	3 years
Furniture	7 years
Lab and office equipment	5 years
Leasehold Improvements	Shorter of lease term or useful life

Intangible Assets

Intangible assets consist primarily of purchased patents. Patents are carried at cost less accumulated amortization, which is calculated on a straight-line basis over the estimated useful lives of the patents, estimated to be ten years. The carrying value of the patents is assessed for impairment annually during the fourth quarter of each year, or more frequently if impairment indicators exist.

Deferred Financing Costs

Deferred financing costs consist of financing syndication costs incurred by the Company in connection with the closing of the Company’s term loans and legal, accounting and other costs incurred in connection with preparing for Company’s IPO.  The Company amortizes the deferred financing costs associated with the outstanding term loans over the term of the related debt using the effective interest method. Upon closing of the IPO, which occurred on May 1, 2012, the Company will record its legal, accounting and other costs incurred with connection with the IPO as a charge against the proceeds received. As of December 31, 2011 and March 31, 2012, the Company has recorded approximately $1.8 million and $2.5 million of deferred financing costs related to the IPO, respectively.

Impairment of Long-Lived Assets

Long-lived assets consist primarily of purchased patents and property and equipment. The Company assesses the recoverability of its long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If indications of impairment exist, projected future undiscounted cash flows associated with the asset are compared to the carrying amount to determine whether the asset’s value is recoverable. Evaluating for impairment requires judgment, including the estimation of future cash flows, future growth rates and profitability and the expected life over which cash flows will occur. Changes in the Company’s business strategy or adverse changes in market conditions could impact impairment analyses and require the recognition of an impairment charge equal to the excess of the carrying value of the long-lived assets over its estimated fair value.

Preclinical Study and Clinical Trial Accruals and Deferred Advance Payments

The Company estimates preclinical study and clinical trial expenses based on the services performed pursuant to contracts with research institutions, investigators, and clinical research organizations that conduct these activities on its behalf. In recording service fees, the Company estimates the time period over which the related services will be performed and compares the level of effort expended through the end of each period to the cumulative expenses recorded and payments made for such services and, as appropriate, accrues additional service fees or defers any non-refundable advance payments until the related services are performed. If the actual timing of the performance of services or the level of effort varies from the estimate, the Company will adjust its accrual or deferred advance payment accordingly. If the Company later determines that it no longer expects the services associated with a nonrefundable advance payment to be rendered, the advance payment will be charged to expense in the period that such determination is made.

Income Taxes

The Company utilizes the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax reporting bases of assets and liabilities and are measured using enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

The Company accounts for uncertain tax positions in its consolidated financial statements when it is more-likely-than-not that the position will be sustained upon examination by the tax authorities. Such tax positions must initially and subsequently be measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and relevant facts. The Company’s policy is to recognize any interest and penalties related to income taxes in income tax expense.

Revenue Recognition

The Company’s revenues have been generated through collaboration and research and development agreements. These agreements include fees for development services provided to customers, payments for achievement of specified development, regulatory and sales milestones, and to a lesser extent, upfront license payments, which comprise the Company’s development and milestone revenue. The Company records any amounts received in advance of services performed as deferred revenue and recognizes the amount as revenue when earned.

Multiple Element Arrangements

For arrangements entered into with multiple elements, the Company evaluates whether the components of each arrangement are separate elements based on certain criteria. Accordingly, revenues from collaboration agreements are recognized based on the performance requirements of the agreements. The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the fee is fixed and determinable, and collection is reasonably assured.

The Company’s development revenues have been earned under contracts that were less than one year in duration. Development contracts generally take the form of fee-for-service arrangements based on an annual contractual full-time equivalent billing rate. In cases where performance spanned multiple accounting periods, the Company has recognized revenue as services were performed, measured on a proportional-performance basis. Output measures, specifically labor hours, were used to measure performance as they reflect the Company’s pattern of performance over the contractual term.

Non-refundable license fees are recognized as revenue when the Company has a contractual right to receive such payment, the contract price is fixed or determinable, the collection of the resulting receivable is reasonably assured, and the Company has no further significant performance obligations in exchange for the license payment.

As of January 1, 2011, the Company accounts for its multiple element arrangements pursuant to Accounting Standard Codification (ASC) 605-25, Revenue Recognition—Multiple-Element Arrangements. ASC 605-25 establishes a selling-price hierarchy for determining the selling price of each element within a multiple-deliverable arrangement. Specifically, the selling price assigned to each deliverable is to be based on vendor-specific objective evidence (VSOE) if available; third-party evidence, if VSOE is unavailable; and estimated selling prices if neither VSOE or third-party evidence is available.

Milestone Payments

Milestone payments have been recognized as revenue when the collaborative partner acknowledges completion of the milestone and substantive effort was necessary to achieve the milestone.  The Company accounts for milestone payments pursuant to the guidance in ASC 605-28, Revenue Recognition—Milestone Method. Under this guidance, management may recognize revenue contingent upon the achievement of a milestone in its entirety in the period in which the milestone is achieved only if the milestone meets all the criteria within the guidance to be considered substantive. Substantive milestone payments are recognized upon achievement of the milestone only if all of the following conditions are met:

· the milestone payments are non-refundable;

· achievement of the milestone involves a degree of risk and was not reasonably assured at the inception of the arrangement;

· substantive effort on the Company’s part is involved in achieving the milestone;

· the amount of the milestone payment is reasonable in relation to the effort expended or the risk associated with achievement of the milestone; and,

· a reasonable amount of time passes between the up-front license payment and the first milestone payment as well as between each subsequent milestone payment.

Determination as to whether a payment meets the aforementioned conditions involves management’s judgment. If any of these conditions are not met, the resulting payment would not be considered a substantive milestone, and therefore the resulting payment would be considered part of the overall consideration for the work being performed.

The Company’s recorded milestone revenues were $0 and approximately $150,000 during the three months ended March 31, 2011 and 2012, respectively.

Research and Development Costs

Research and development expenditures are expensed as incurred. Research and development costs primarily consist of employee-related expenses, including salaries and benefits; expenses incurred under agreements with contract research organizations, investigative sites, and consultants that conduct the Company’s clinical trials; the cost of acquiring and manufacturing clinical trial materials; the cost of manufacturing materials used in process validation, to the extent that those materials are manufactured prior to receiving regulatory approval for those products; facilities costs that do not have an alternative future use; related depreciation and other allocated expenses; license fees for and milestone payments related to in-licensed products and technologies; stock-based compensation expense; and costs associated with non-clinical activities and regulatory approvals.

Stock-Based Compensation

Employee stock-based compensation is measured based on the estimated fair value on the grant date. The grant date fair value is calculated using the Black-Scholes option-pricing model, which requires the use of subjective assumptions including volatility, expected term, risk-free rate, and the fair value of the underlying common stock. For awards that vest based on service conditions, the Company recognizes expense using the straight-line method less estimated forfeitures. The Company has awarded non-vested stock. The estimated fair value of these awards is determined at the date of grant based upon the estimated fair value of the Company’s common stock. The Company recognizes the estimated fair value of stock options on a straight-line basis over the requisite service period as the awards vest.

For stock option grants and non-vested stock subject to performance-based milestone vesting the Company records the expense over the remaining service period when management determines that achievement of the milestone is probable. Management evaluates when the achievement of a performance-based milestone is probable based on the relative satisfaction of the performance conditions as of the applicable reporting date.

The Company records the expense for stock option grants to non-employees based on the estimated fair value of the stock option using the Black-Scholes option-pricing model. The fair value of non-employee awards is re-measured at each reporting period. As a result, stock compensation expense for non-employee awards with vesting is affected by changes in the fair value of the Company’s common stock.

Warrant Liability

In January 2011, the Company entered into a secured credit facility pursuant to a loan and security agreement with certain lenders, which was subsequently amended in December 2011, providing for term loans of up to an aggregate of $30.0 million. In connection with the drawdown of $15.0 million under the secured credit facility on January 26, 2011, the Company issued to its lenders warrants to purchase an aggregate of 375,000 shares of the Company’s Series A Preferred Stock at an exercise price of $1.00 per share. The warrants became exercisable immediately and expire on January 26, 2021. Upon completion of the Company’s initial public offering on May 1, 2012, the lender warrants converted into warrants to purchase 93,750 shares of common stock at an exercise price of $4.00 per share. These warrants are recorded as a derivative liability and, as such, the Company reflects the warrant liability at fair value in the consolidated balance sheets. The fair value of this derivative liability is re-measured at the end of every reporting period and the change in fair value is reported in the consolidated statements of operations as other income (expense). As of December 31, 2011 and March 31, 2012, the fair value was estimated to be approximately $460,000 and $674,000, respectively. The change in fair value of approximately $214,000 has been recorded in other income (expense) in the Company’s consolidated statements of operations for the three months ended March 31, 2012.

In connection with the drawdown of the second $15.0 million under the secured credit facility on December 30, 2011, the Company issued to its lenders warrants to purchase an aggregate of 200,000 shares of the Company’s Series A Preferred Stock at an exercise price of $1.50 per share. The warrants became exercisable immediately and expire on December 30, 2021. Upon completion of the Company’s initial public offering on May 1, 2012, the warrants converted into warrants to purchase 49,999 shares of common stock at an exercise price of $5.00 per share. These warrants are recorded as a derivative liability and, as such, the Company reflects the warrant liability at fair value in the consolidated balance sheets. The fair value of this derivative liability is re-measured at the end of every reporting period and the change in fair value is reported in the consolidated statements of operations as other income (expense). As of December 31, 2011 and March 31, 2012, the fair value was estimated to be approximately $237,000 and $351,000, respectively.  The change in fair value of approximately $114,000 has been recorded in other income (expense) in the Company’s consolidated statements of operations for the three months ended March 31, 2012.

The terms of the warrant agreements provide for “down-round” anti-dilution adjustment for the warrants in certain situations whereby the Company sells or issues (a) shares at a price per share less than the exercise price of the warrants, or (b) equity-linked financial instruments with strike prices less than the exercise price of the warrants. As a result of this “down round” provision, the warrants will continue to be classified as derivative liabilities subsequent to completion of the Company’s IPO (at which point the shares underlying the warrants are converted from Series A Preferred Stock to common stock).

Prior to completion of the Company’s IPO, the fair value of the preferred stock warrants was estimated in accordance with the guidance outlined in the American Institute of Certified Public Accountants’ Practice Aid, Valuation of Privately-Held-Company Equity Securities Issued as Compensation (the Technical Practice Aid). Several objective and subjective factors were considered when valuing each equity security and related warrant at a valuation date. The Company utilized the PWERM to estimate the fair value of the preferred stock warrants. Under the PWERM, the value of each equity security and warrant was estimated based upon an analysis of future values for the entire equity instrument assuming various future outcomes. Share value was based upon the probability-weighted present value of the expected outcomes, as well as the rights of each class of preferred and common stock. A probability was estimated for each possible event based on the facts and circumstances as of the valuation date. The Company continues to adjust the warrant liability for changes in fair value until the earlier of the exercise or expiration of the warrants.

Subsequent to the completion of the Company’s IPO, which occurred on May 1, 2012, the fair value of the common stock warrants will be determined using either a risk-neutral lattice methodology within a Monte-Carlo analysis or a Black-Scholes model within a Monte-Carlo framework. The Monte-Carlo simulation is a generally accepted statistical method used to estimate fair value based on the application of subjective assumptions, consistently applied for each period, including the probability, timing and magnitude of our issuance of additional common stock in future financings. This valuation is computed at the end of each fiscal quarter until the warrants are exercised or they expire to reflect conditions at each such valuation date. Under either methodology, in addition to assumptions regarding future equity financings, consideration is also given to the current stock price, anticipated stock volatility going forward, and the anti-dilution provisions embedded in the warrant agreements.

Loss Per Share

Basic loss per common share is determined by dividing loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period, without consideration of common stock equivalents. Diluted earnings per share is computed by dividing the earnings attributable to common stockholders by the weighted-average number of common share equivalents outstanding for the period. The treasury stock method is used to determine the dilutive effect of the Company’s stock option grants and warrants and the if-converted method is used to determine the dilutive effect of the Company’s Series A Preferred Stock.  The weighted-average shares used to calculate both basic and diluted loss per share are the same. The following common stock equivalents were excluded in the calculation of diluted loss per share because their effect would be anti-dilutive:

	Three Months Ended March 31,
	2011	2012
	(unaudited)	(unaudited)
Series A Preferred Stock	12,249,998	12,249,998
Warrants to purchase Series A Preferred Stock	67,708	143,749
Stock Options, Non-vested Stock	624,849	528,163

Recently Issued Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (FASB) issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (ASU No. 2011-05), which requires entities to present reclassification adjustments included in other comprehensive income on the face of the financial statements and allows entities to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate consecutive statements. It also eliminates the option for entities to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. ASU 2011-05 became effective for the Company on January 1, 2012.  We adopted ASU 2011-05 by adding the unaudited consolidated statements of other comprehensive loss.

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (ASU No. 2011-04).

ASU No. 2011-04 created a uniform framework for applying fair value measurement principles and clarified existing guidance in U.S. GAAP. ASU No. 2011-04 is effective for the first annual reporting period beginning after December 15, 2011 and must be applied prospectively. The Company adopted ASU No. 2011-04 on January 1, 2012. The adoption of ASU No. 2011-04 did not have a material impact on the Company’s consolidated financial statements.

4. Property and Equipment

Property and equipment consists of the following:

	December 31,	March, 31
	2011	2012
		(unaudited)
	(in thousands)
Computer equipment	$586	$590
Software	209	210
Lab equipment and furniture	3,465	3,478
Leasehold improvements	1,486	1,509
	5,746	5,787
Less accumulated depreciation and amortization	(4,436)	(4,604)
	$1,310	$1,183

Depreciation expense on property and equipment for the three months ended March 31, 2011 and 2012 was approximately $151,000 and $167,000, respectively.

5. Purchased Patents

In connection with a purchase agreement with Shire Laboratories, Inc., the Company acquired certain patents in 2005.  The following sets forth the gross carrying amount and related accumulated amortization of the patents (in thousands):

		December 31, 2011		March 31, 2012
				(unaudited)
	Weighted- Average Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
		(in thousands)

Purchased patents	10.0	$2,292	$1,380	$2,292	$1,437

Amortization expense for the three months ended March 31, 2011 and 2012 was approximately $57,000 each period. The net book value of intangible assets as of March 31, 2011 and 2012 was approximately $0.9 million and $0.9 million, respectively.

6. Notes Payable

Secured Notes Payable

In January 2011, the Company entered into a secured credit facility pursuant to a loan and security agreement with certain lenders, which was subsequently amended in December 2011, providing for term loans of up to an aggregate of $30.0 million. On January 26, 2011 and December 30, 2011, the Company drew down $15.0 million and $15.0 million, respectively, of term loans under this secured credit facility. The term loans bear interest at a fixed rate per annum of 11.0% and will mature on August 1, 2014 and January 1, 2015, respectively. The Company is required to make twelve months of interest only payments, beginning in March 2011, and six months of interest only payments, beginning in February 2012, respectively, and thereafter, principal and interest payments will be made over the remaining term of the loans.

The Company may voluntarily prepay all, but not less than all, outstanding term loans under its secured credit facility at any time, subject to the payment of a premium. With respect to any prepayment, the premium is

5.0%, if such prepayment is made before the amortization date (to reduce a debt by making payments against the principal balance in installments or regular transfers), 2.0% if such prepayment is made during the 15-month period after the amortization date, and 1.0%, if such prepayment is made thereafter. Upon the maturity of any outstanding term loans or the acceleration or prepayment thereof, the Company will also be required to make a final payment equal to 2.5% of the aggregate principal amount, or $750,000, of the term loans borrowed under the secured credit facility. This payment is being recorded as additional interest expense over the term of the loans.

The Company capitalized deferred financing costs of approximately $498,000 in issuing the secured notes payable, which are being amortized to interest expense over the term of the debt. The balance of deferred financing costs was approximately $378,000 and $341,000 at December 31, 2011 and March 31, 2012, respectively. The carrying value of the secured notes payable at December 31, 2011 and March 31, 2012 includes a debt discount of $514,000 and $467,000, respectively, related to the estimated fair value of the warrants issued in connection with the issuance of the notes. The Company recorded interest expense related to the secured notes payable of approximately $303,000 and $821,000 for the three months ended March 31, 2011 and 2012, respectively.

All obligations under the secured credit facility are secured by substantially all of the Company’s existing property and assets (excluding its intellectual property) and by a pledge of the capital stock of, subject to certain exceptions, the Company’s U.K. subsidiary and any future subsidiary.

7. Subsequent Events

Reverse Stock Split

All share and per share amounts have been retroactively adjusted to give effect to a one-for-four reverse stock split of our common stock effected on April 9, 2012.

Initial Public Offering

On May 1, 2012, the Company completed its IPO, in which 10 million shares of the Company’s common stock were sold at a price of $5 per share. Additionally, the underwriters of the Company’s IPO exercised the full amount of their over-allotment option resulting in the sale of an additional 449,250 shares of the Company’s common stock at a price of $5 per share, resulting in cash proceeds to the Company of $50.9 million.  The Company realized net proceeds of $47.6 million from the IPO, after applying financing costs of approximately $3.3 million. These costs were incurred and paid from 2010 through 2012 throughout the IPO process.  Upon consummation of the IPO, the 49,000,000 outstanding shares of Series A preferred stock automatically converted to 12,249,998 shares of common stock. Subsequent to the IPO, the Company had 24,382,779 issued and outstanding shares of common stock and no outstanding shares of preferred stock.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to help the reader understand the results of operations and financial condition of the Company. The interim financial statements included in this report and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our audited consolidated financial statements and notes thereto for the year ended December 31, 2011, and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Registration Statement on Form S1/A filed with the Securities and Exchange Commission on April 30, 2012 (File No. 333-171375) (the “Registration Statement”).  In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. These forward-looking statements may include declarations regarding the Company’s belief or current expectations of management, such as statements including the words “budgeted,” “anticipate,” “project,” “estimate,” “expect,” “may,” “believe,” “potential,” and similar statements or expressions are intended to be among the statements that are forward-looking statements.  As such statements reflect the reality of risk and uncertainty that is inherent in the Company’s business, actual results may differ materially from those expressed or implied by such forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which are made as of the date this report was filed with the Securities and Exchange Commission. Our actual results and the timing of events could differ materially from those discussed in our forward-looking statements as a result of many factors, including those set forth under the “Risk Factors” section of the Registration Statement and elsewhere in this report as well as in other reports and documents we file with the Securities and Exchange Commission from time to time. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances occurring after the date of this Quarterly Report on Form 10-Q.

Overview

We are a specialty pharmaceutical company focused on developing and commercializing products for the treatment of central nervous system, or CNS, diseases.  Our extensive experience in product development has been built over the past 20 years: initially as a standalone development organization, then as a U.S. subsidiary of Shire plc and, upon our acquisition of substantially all of the assets of Shire Laboratories Inc. in late 2005, as Supernus Pharmaceuticals.  We are developing several product candidates in neurology and psychiatry to address large market opportunities in epilepsy and attention deficit hyperactivity disorder, or ADHD, including ADHD patients with impulsive aggression. Our two epilepsy product candidates are SPN-538 (extended release topiramate), for which we have submitted a new drug application, or NDA, that was accepted by the FDA in November 2011, and SPN-804 (extended release oxcarbazepine), for which we have submitted an NDA that was accepted for filing by the Food and Drug Administration (the “FDA”) in February 2012. The Prescription Drug User Fee Act, or PDUFA, date for SPN-538 is in July 2012. The PDUFA date for SPN-804 is in October 2012. Our ADHD product candidates include SPN-810 (molindone hydrochlroride), which is in a Phase IIb trail as a novel treatment for impulse aggression in patients with ADHD, and SPN-812 which completed a Phase IIa trial as a novel non-stimulant treatment for ADHD. In addition to these four lead product candidates, we have several additional product candidates in various stages of development. We intend to market our product candidates in the United States through our focused sales force targeting specialty physicians, including neurologists and psychiatrists. We believe our broad and diversified portfolio of product candidates provides us with multiple opportunities to achieve our goal of becoming a leading specialty pharmaceutical company focused on CNS diseases. We use our proprietary technologies to enhance the therapeutic benefits of approved anti-epileptic drugs, or AEDs through advanced extended release formulations. Our most advanced product candidates, SPN-538 and SPN-804, are novel oral once-daily extended release formulations of topiramate and oxcarbazepine, respectively, for the treatment of epilepsy. Immediate release formulations of topiramate and oxcarbazepine are available in generic form and are marketed under the brand names of Topamax and Trileptal, respectively. According to IMS Health, peak sales of Topamax and Trileptal represented an estimated 25.8% and 8.1% of the total seizure disorder market in 2008 and 2006, respectively. We are pursuing a Section 505(b)(2) regulatory strategy for SPN-538 and SPN-804, which allows us to rely on the existing data from the NDAs of Topamax and Trileptal, respectively. The once-per-day dosing of SPN-538 and SPN-804 is designed to improve patient compliance and to have a better tolerability profile compared to the current immediate release AEDs that are taken multiple times per day to maintain therapeutic drug concentrations over the dosing interval. We believe there is a significant unmet need for extended release products, such as SPN-538 and SPN-804, for the treatment of epilepsy. Extended release products have been shown to improve compliance, increase seizure control, reduce side effects and improve tolerability as compared to immediate release products.

We are also developing treatments for new indications in diseases such as ADHD and its coexisting disorders. We are developing SPN-810, which is currently in a Phase IIb trial as a novel treatment for impulsive aggression in patients with ADHD. This trial is fully recruited. If approved by the FDA, SPN-810 could be the first product available to address this serious, unmet medical need. SPN-810 is based on molindone hydrochloride, which was previously marketed in the United States as an anti-psychotic to treat schizophrenia under the trade name Moban. In addition, SPN-812, which completed a Phase IIa trial, is being developed as a novel non-stimulant treatment for ADHD. SPN-812 is a selective norepinephrine reuptake inhibitor that we believe could be more effective and have a better side effect profile than other non-stimulant treatments for ADHD. In addition, because the active ingredient of SPN-812 has demonstrated efficacy as an antidepressant in Europe, this product candidate, if studied in that specific patient population and is shown to be effective, may provide increased benefit to an estimated 40% of ADHD patients who suffer from depression. In addition to these four lead product candidates, we have a number of other product candidates in various stages of development such as SPN-809, which would represent a novel mechanism of action for the U.S. antidepressant market. Historically, our revenues have been generated through research and development agreements, which included fees for development services provided to customers and payments for achievement of specified development, regulatory and sales milestones, as well as royalties on product sales of licensed products, Oracea, Sanctura XR, and Intuniv. Since our inception in 2005, we have generated no revenue from product sales and have incurred significant operating losses. As of March 31, 2012, we had an accumulated deficit of approximately $49.2 million and a total stockholders’ equity of approximately $0.3 million. We expect to incur net losses and negative cash flow from operating activities for the foreseeable future as we continue to develop our product candidates and seek marketing approval and, subject to obtaining such approval, the eventual commercialization of SPN-538 and SPN-804, as well as our other product candidates.

On May 1, 2012, the Company completed its IPO, in which 10 million shares of the Company’s common stock were sold at a price of $5 per share. Additionally, the underwriters of the Company’s IPO exercised the full amount of their over-allotment option resulting in the sale of an additional 449,250 shares of the Company’s common stock at a price of $5 per share, resulting in cash proceeds to the Company of $50.9 million.  The Company realized net proceeds of $47.6 million from the IPO, after applying financing costs of approximately $3.3 million. These costs were incurred and paid from 2010 through 2012 throughout the IPO process.  Upon consummation of the IPO, the 49,000,000 outstanding shares of Series A preferred stock automatically converted to 12,249,998 shares of common stock.

Critical Accounting Policies and the Use of Estimates

A “critical accounting policy” is one that is both important to the portrayal of our financial condition and results of operations and that requires management’s most difficult, subjective or complex judgments. Such judgments are often the result of a need to make estimates about the effect of matters that are inherently uncertain. The preparation of our financial statements in conformity with accounting principles generally accepted in the United States applicable to interim financial reporting requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates. There were no significant changes in critical accounting policies from those at December 31, 2011. During the three months ended March 31, 2012, we consistently applied the critical accounting policies discussed in the Registration Statement, which contained our financial statements for the years ended December 31, 2009, 2010 and 2011.  For a complete discussion regarding these critical accounting policies, refer to the Registration Statement.

Results of Operations

Comparison of the Three Months Ended March 31, 2011 and March 31, 2012

	Three Months Ended
	March 31,		Increase/
	2011	2012	(decrease)
	(unaudited)
	(in thousands)

Revenues:

Development and milestone revenues	$—	$208	$208

Total revenues	—	208
Operating Expenses:
Research and development	7,451	5,358	(2,093)

General and administrative	1,747	2,728	981

Total operating expenses	9,198	8,086

Operating loss from continuing operations	(9,198)	(7,878)
Interest income and other income (expense), net	(157)	(437)	(280)

Interest expense	(360)	(962)	(602)
Total other income (expense)	(517)	(1,399)
Loss from continuing operations	$(9,715)	$(9,277)	438

Loss from discontinued operations, net of tax	(1,334)	—	(1,334)
Net Loss	$(11,049)	$(9,277)

Revenue

We recognize development and milestone revenues related to research and development agreements pursuant to which various third parties have accessed our proprietary technologies. These arrangements generally provide for fees for research and development services rendered, including milestone payments at the conclusion of the research period upon achieving specified events. Over time, we do not expect these historical revenues relating to development and milestone revenues to be significant as we continue to focus on the development and potential commercialization of our own product candidates.

The table below summarizes the revenues that we have recognized from our collaboration arrangements.

	Three Months Ended March 31,
	2011	2012
	(unaudited) (in thousands)
Development and milestone revenues—collaboration arrangements	$—	$208
Total revenues	$—	$208

Our revenues were approximately $0.2 million for the three months ended March 31, 2012 compared to none for the same period in 2011, representing an increase of $0.2 million. This increase was principally attributable to a one-time milestone payment of $150,000 received in 2012 under our license agreement with Daewoong.

Research and Development Expense

Research and development expenses consist of costs incurred in connection with the development of our and our collaborators’ product candidates. These expenses consist primarily of:

· employee-related expenses, which include salaries and benefits;

· expenses incurred under agreements with contract research organizations, investigative sites and consultants that conduct our clinical trials and a substantial portion of our preclinical studies;

· the cost of acquiring and manufacturing clinical trial materials;

· the cost of manufacturing validation batches, if these materials are manufactured prior to obtaining regulatory approval;

· costs related to facilities, depreciation and other allocated expenses;

· license fees for, and milestone payments related to, in-licensed products and technology;

· stock-based compensation expense to employees and consultants engaged in research and development activities; and

· costs associated with non-clinical activities and regulatory approvals.

	Three Months Ended March 31,
	2011	2012
	(unaudited) (in thousands)
SPN-538	$1,022	$867
SPN-804	4,106	598
SPN-810	484	1,791
SPN-812 and SPN-809	237	260
Development expenses—general	1,602	1,842
Total research and development expenses	$7,451	$5,358

Our research and development expenses were $5.4 million for the three months ended March 31, 2012, compared to $7.5 million for the same period in 2011, a decrease of $2.1 million or 28%. This decrease is attributable to a decrease in clinical trial costs of approximately $1.9 million as the Phase III trial for SPN-804 was substantially completed by the first quarter of 2011, offset by increased expenses for the SPN-810 Phase IIb trial.

General and Administrative Expense.   Our general and administrative expenses were $2.7 million for the three months ended March 31, 2012 compared to $1.7 million for the same period in 2011, representing an increase of approximately $1.0 million or approximately 56%. This increase is mainly due to an increase in marketing costs associated with preparing for launches of SPN-538 and SPN-804 which are expected to occur during the second half of 2012 and first half of 2013, respectively.

Interest Income and Other Income (Expense), Net.   Interest income and other income (expense), net was $(0.4) million for the three months ended March 31, 2012 compared to $(0.2) million for the same period in 2011, representing an increase of $(0.2) million. The increase is primarily the result of increase in warrant valuation in March 2012.

Interest Expense.   Interest expense was approximately $1.0 million for the three months ended March 31, 2012 compared to $0.4 million for the same period in 2011. This increase is primarily due to the drawdown of the second $15.0 million under our secured credit facility in December 2011.

Loss from continuing operations.   Loss from continuing operations was $9.3 million for the three months ended March 31, 2012 compared to a loss of $9.7 million for the same period in 2011. This decrease was primarily due to the decrease in clinical trial costs.

Loss from discontinued operations.   Loss from discontinued operations was $1.3 million for the three months ended March 31, 2011. There were no activities related to discontinued operations in 2012 as we sold our membership interests in TCD Royalty Sub, LLC in December 2011.

Liquidity and Capital Resources

Cash, cash equivalents and marketable securities at March 31, 2012 were $37.4 million, down $11.1 from $48.5 million at December 31, 2011. This decrease is primarily due to ongoing losses from operations as we continue to build towards a product launch in the second half of 2012. Although it is difficult to predict future liquidity requirements, we believe that the net proceeds from our IPO, together with our existing unrestricted cash, cash equivalents and marketable securities, and anticipated future product revenues, should be sufficient to fund operations as currently planned into the second quarter of 2013. Successful transition to profitability is dependent upon achieving a level of revenues adequate to support our cost structure, which we do not expect in the near term, if at all. We cannot assure you that we will ever be profitable or generate positive cash flow from operating activities.

In May 2012, we successfully completed our IPO raising cash proceeds of $50.9 million ($47.6 million net of expenses and deferred financing costs), including proceeds from the underwriters’ exercise of their overallotment option, which we will use to continue to further our clinical and regulatory strategies as well as prepare for the commercial launch of our lead products SPN-538 and SPN-804.

As of March 31, 2012 we had drawn down $30.0 million of term loans. $15.0 million of these loans mature on August 1, 2014 and $15.0 million mature on January 1, 2015. Our expected principal repayments over the next four years are (in thousands):

YEAR	PRINCIPAL
2012	$6,338
2013	11,809
2014	10,847
2015	570
Total	$29,564

We expect to continue to incur substantial additional operating losses for the foreseeable future as we continue to develop our product candidates and seek marketing approval and, subject to obtaining such approval, the eventual commercialization of SPN-538, SPN-804 and our other product candidates. If we obtain marketing approval for SPN-538 or SPN-804, we will incur significant sales, marketing and outsourced manufacturing expenses. In addition, we expect to incur additional expenses to add operational, financial and information systems and personnel, including personnel to support our planned product commercialization efforts. Our anticipated cash burn for calendar year 2012 is in the range of $65 million to $70 million. In this regard, the report of our independent registered public accounting firm with respect to our consolidated financial statements as of and for the year ended December 31, 2011 contains an explanatory paragraph stating that there is substantial doubt about our ability to continue as a going concern.

Our future use of operating cash and capital requirements will depend on many forward-looking factors, including the following:

·                  The timing and outcome of the FDA’s review of the NDA for SPN-538;

·                  The timing and outcome of the FDA’s review of the NDA for SPN-804;

·                  The extent to which the FDA may require us to perform additional clinical trials or precommercial manufacturing activities for SPN-538 or SPN-804;

·                  The costs of our commercialization activities for SPN-538 and/or SPN-804, if either is approved by the FDA;

·                  The cost of purchasing manufacturing and other capital equipment for our potential products;

·                  The cost and availability of active chemical ingredients and other manufacturing components required to supply a finished product;

·                  The scope, progress, results and costs of development for our other product candidates;

·                  The cost, timing and outcome of regulatory review of our other product candidates;

·                  The extent to which we acquire or invest in products, businesses and technologies;

·                  The extent to which we choose to establish collaboration, co-promotion, distribution or other similar agreements for product candidates; and

·                  The costs of preparing, submitting and prosecuting patent applications and maintaining, enforcing and defending intellectual property claims.

We may need to obtain additional capital, including for the commercial launch of SPN-804, through equity offerings, debt financing and/or new or existing licensing and research collaboration agreements. We expect that our progress in the development of our product candidates may provide sufficient value inflection milestones, based on which we may be able to seek additional funding. The type, timing, and terms of financing will depend upon our cash needs, the availability of financing sources and the prevailing conditions in the financial markets. There can be no assurance that such financing will be available to us at any given time or available on favorable terms, if at all. If sufficient funds on acceptable terms are not available when needed, we could be required to significantly reduce operating expenses and delay, reduce the scope of, or eliminate one or more of our development programs, which may have a material adverse effect on our business, results of operations and financial condition. In addition, additional debt financing, if available, would result in increased fixed payment obligations and may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. Any debt financing or additional equity that we raise may contain terms, such as liquidation and other preferences, that are not favorable to us or our stockholders. If we raise additional funds through collaboration and licensing arrangements with third parties, it may be necessary to relinquish valuable rights to our technologies, future revenue streams or product candidates or to grant licenses on terms that may not be favorable to us.

Cash Flows

The following table sets forth the major sources and uses of cash for the periods set forth below):

	Three Months Ended March 31,
	2011	2012
	(unaudited)
	(in thousands)

Net cash provided by (used in):
Operating activities:
From continuing operations	$(11,550)	$(10,068)
From discontinued operations	1,749	—

Investing activities:
From continuing operations	$(5,702)	$(21,553)
From discontinued operations	—	—

Financing activities:
From continuing operations	$14,344	$(1,057)
From discontinued operations	(1,739)	—

Net decrease in cash and cash equivalents	$(2,898)	$(32,678)

Operating Activities

Net cash used in operating activities from continuing operations for the three months ended March 31, 2012 compared to the same period in 2011 decreased by $1.5 million. This change in cash flows from operating activities was primarily the result of an increase of $0.4 million between the two periods related to net changes in working capital and an increase of approximately $0.6 million in non-cash items. The largest portion of the net changes in working capital related to a $1.4 million increase in prepaid and other expenses in 1Q 2011 mainly due to a $1.3 million refund of NDA filing fees, partially offset by an increase in cash provided by higher account payables and accrued expense balances in 1Q 2012 and cash reimbursements for tenant improvements which are recorded as deferred rent.

Investing Activities

Our investing activities from continuing operations are principally driven by cash provided by our financing activities and cash generated by operations, if any. We invest excess cash in accordance with our investment policy. Marketable securities consist of investments in U.S. Treasuries and various government agency debt securities, as well as investment grade securities in industrial and financial institutions which generally mature in three months or less. Fluctuations in investing activities between periods relate exclusively to the timing of marketable security purchases and the related sale and maturities of these securities.

Net cash used in investing activities from continuing operations for the three months ended March 31, 2012 compared to the same period in 2011 increased by $15.9 million. This increase was primarily the result of using cash and cash equivalents to purchase marketable securities.

Financing Activities

Net cash provided by financing activities from continuing operations for the three months ended March 31, 2012 compared to the same period in 2011 decreased by $15.4 million. This decrease was primarily due to the drawdown of $15.0 million under our secured credit facility in 1Q 2011, and payment of $0.4 million towards principal in 1Q 2012.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations and commitments as of March 31, 2012 (except as noted below):

Contractual Obligations	Less than 1 Year	1 - 3 Years	3 - 5 Years	Greater than 5 Years	Total
	($ in thousands)
Secured Credit Facility(1)	$9,171	$20,393	$—	$—	$29,564
Interest on Secured Credit Facility(1)	2,863	2,750	—	—	5,613
Operating leases(2)	969	1,960	2,039	1,139	6,107
Purchase obligations(3)	6,760	—	—	—	6,760
Total(4)	$19,763	$25,103	$2,039	$1,139	$48,044

(1)                                  Annual interest expense is currently $2.9 million on $29.6 million of principal outstanding at March 31, 2012.

(2)                                  Our commitments for operating leases relate to our lease of copiers and office and laboratory space as of March 31, 2012.

(3)                                  Relates primarily to agreements and purchase orders with contractors for the conduct of clinical trials and other research and development and marketing activities.

(4)                                 This table does not include (a) any milestone payments which may become payable to third parties under license agreements as the timing and likelihood of such payments are not known, (b) any royalty payments to third parties as the amounts, timing and likelihood of such payments are not known and (c) contracts that are entered into in the ordinary course of business which are not material in the aggregate in any period presented above.

We have obtained exclusive licenses from third parties for proprietary rights to support the product candidates in our psychiatry portfolio. Under license agreements with Afecta, we have an exclusive option to evaluate Afecta’s CNS pipeline and to obtain exclusive worldwide rights to selected product candidates, including an exclusive license to SPN-810. We do not owe any future milestone payments for SPN-810. We will be obligated to pay royalties to Afecta based on net sales worldwide of our product candidates in the low-single digits. We have also entered into a purchase and sale agreement with Rune, where we obtained the exclusive worldwide rights to a product concept from Rune. There are no future milestone payments owed to Rune under this agreement. If we receive approval to market and sell any products based on the Rune product concept for SPN-809, we will be obligated to pay royalties to Rune based on net sales worldwide in the low single digits.

Off-Balance Sheet Arrangements

We do not currently have, nor have we ever had, any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non-exchange traded contracts.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The primary objective of our investment activities is to preserve our capital to fund operations. We also seek to maximize income from our investments without assuming significant risk. Our exposure to market risk is confined to our cash, cash equivalents and marketable securities. As of March 31, 2012, we had unrestricted cash, cash equivalents and marketable securities of $37.4 million. We do not engage in any hedging activities against changes in interest rates. Because of the short-term maturities of our cash, cash equivalents and marketable securities, we do not believe that an increase in market rates would have any significant impact on the realized value of our investments. We do not have any foreign currency or other derivative financial instruments.

We contract with contract research organizations and investigational sites globally. We may be subject to fluctuations in foreign currency rates in connection with these agreements, primarily with respect to Euro denominated contracts. We do not hedge our foreign currency exchange rate risk. A hypothetical 10% appreciation in Euro exchange rates against the U.S. dollar from prevailing market rates would have increased our net loss by approximately $503,000 for the three months ended March 31, 2012. Conversely, a hypothetical 10% depreciation in Euro exchange rates against the U.S. dollar from prevailing market rates would have decreased our net loss by approximately $503,000 for the three months ended March 31, 2012. We do not believe that inflation and changing prices over the three months ended March 31, 2011 and 2012 had a significant impact on our consolidated results of operations.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

We conducted an evaluation, and under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(b) and 15d-15(b) under the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2012.

Our management, including the Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected.

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal control over financial reporting during the three months ended March 31, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

From time to time and in the ordinary course of business, we are subject to various claims, charges and litigation. For example, we may be required to file infringement claims against third parties for the infringement of our patents. Although the outcome of litigation cannot be predicted with certainty and some lawsuits, claims or proceedings may be disposed of unfavorably to us, we do not believe the outcome of any such litigation, individually or in the aggregate, will have a material adverse effect on our financial condition, results of operations or cash flows. We are not currently involved in any material legal proceedings.

Item 1A. Risk Factors

Information regarding the primary risks and uncertainties that could materially and adversely affect our future performance or could cause actual results to differ materially from those expressed or implied in our forward-looking statements, appears in the “Risk Factors” section of the Registration Statement.  There have been no significant changes to these risk factors during the quarter ended March 31, 2012.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)           Sales of Unregistered Securities.

During the quarter ended March 31, 2012, the Company granted options to employees to purchase an aggregate of 5,686 shares of common stock at an exercise price of $5.88 per share.  The options are exercisable for a period of ten years from the grant date.  These issuances were exempt from registration in reliance on Rule 701 promulgated under the Securities Act as transactions pursuant to compensatory benefit plans and contracts relating to compensation.

(b)           Use of Proceeds from Public Offering of Common Stock.

On May 1, 2012, we completed our IPO in which 10 million shares of our common stock were sold at a price of $5 per share, resulting in proceeds to the Company of $45.5 million, net of expenses and deferred financing costs.  Upon consummation of the IPO, the 49,000,000 outstanding shares of Series A preferred stock automatically converted to 12,249,998 shares of common stock.

On May 21, 2012, the underwriters of our IPO exercised the full amount of their over-allotment option. As a result, 449,250 shares of our common stock were sold at a price of $5 per share, resulting in additional proceeds to the Company of $2.1 million, net of expenses.

No offering costs were paid directly or indirectly to any of our director or officers or persons owning ten percent or more of any class of our equity securities or to any other affiliates, other than payments in the ordinary course of business to officers for salaries and to non-employee directors as compensation for board or board committee service.  There has been no material change in the planned use of proceeds from our initial public offering as described in the Prospectus dated May 1, 2012 filed with the Securities and Exchange Commission.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None

Item 6. Exhibits

The following exhibits are filed or furnished as part of this Quarterly Report on Form 10-Q:

3.1  Amended and Restated Certificate of Incorporation, filed as Exhibit 3.2 to the Corporation’s registration statement on Form S-1/A filed April 11, 2012 (SEC File No. 333-171375) and incorporated herein by reference.

3.2  Amended and Restated Bylaws, filed as Exhibit 3.4 to the Corporation’s registration statement on Form S-1/A filed April 11, 2012 (SEC File No. 333-171375) and incorporated herein by reference.

10.1  Amended and Restated Employment Agreement, dated February 29, 2012, by and between the Corporation and Jack Khattar, filed as Exhibit 10.23 to the Corporation’s registration statement on Form S-1/A filed March 16, 2012 (SEC File No. 333-171375) and incorporated herein by reference.

10.2  Consulting Agreement, dated March 13, 2012, by and between Paolo Baroldi and the Corporation, filed as Exhibit 10.24 to the Corporation’s registration statement on Form S-1/A filed March 16, 2012 (SEC File No. 333-171375) and incorporated herein by reference.

10.3  2012 Equity Incentive Plan, filed as Exhibit 10.25 to the Corporation’s registration statement on Form S-1/A filed April 11, 2012 (SEC File No. 333-171375) and incorporated herein by reference.

10.4  Form of Time-Based Incentive Stock Option Agreement under the 2012 Equity Incentive Plan, filed as Exhibit 10.26 to the Corporation’s registration statement on Form S-1/A filed April 11, 2012 (SEC File No. 333-171375) and incorporated herein by reference.

10.5  Form of Non-Statutory Time-Based Stock Option Agreement under the 2012 Equity Incentive Plan, filed as Exhibit 10.27 to the Corporation’s registration statement on Form S-1/A filed April 11, 2012 (SEC File No. 333-171375) and incorporated herein by reference.

10.6  2012 Employee Stock Purchase Plan, filed as Exhibit 10.28 to the Corporation’s registration statement on Form S-1/A filed April 11, 2012 (SEC File No. 333-171375) and incorporated herein by reference.

10.7  Amendment No. 2 to Investor Rights Agreement dated April 6, 2012 by and among the Corporation and the holders of shares of Series A convertible preferred stock identified therein, filed as Exhibit 10.29 to the Corporation’s registration statement on Form S-1/A filed April 11, 2012 (SEC File No. 333-171375) and incorporated herein by reference.

31.1 Certification of Chief Executive Officer pursuant to Rule 13a-14(a) (filed herewith).

31.2 Certification of Chief Financial Officer pursuant to Rule 13a-14(a) (filed herewith).

32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101.INS XBRL Instance Document

101.SCH XBRL Taxonomy Extension Schema Document

101.CAL XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF XBRL Taxonomy Extension Definition Linkbase Document

101.LAB XBRL Taxonomy Extension Label Linkbase Document

101.PRE XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

SUPERNUS PHARMACEUTICALS, INC.

DATED: June 8, 2012	By:	/s/ Jack A. Khattar
Jack A. Khattar
President and Chief Executive Officer

DATED: June 8, 2012	By:	/s/ Gregory S. Patrick
Gregory S. Patrick
Vice President and Chief Financial Officer

EXHIBIT INDEX

Number	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document