Form 10-Q
period 2012-06-30
SUPERNUS PHARMACEUTICALS INC
filed 2012-08-13
CIK 1356576

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☒ Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☒ No

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of the close of business on July 31, 2012 was 24,464,112.

SUPERNUS PHARMACEUTICALS, INC.

FORM 10-Q — QUARTERLY REPORT

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2012

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Supernus Pharmaceuticals, Inc.
Consolidated Balance Sheet

(in thousands, except share amounts)

	December 31,	June 30,
	2011	2012
		(unaudited)
Assets
Current assets:
Cash and cash equivalents	$48,544	$47,242
Marketable Securities	—	29,150
Marketable securities—restricted	245	259
Prepaid expenses and other	466	1,010
Deferred financing costs, current	144	144
Total current assets	49,399	77,805
Property and equipment, net	1,310	1,146
Purchased patents, net	912	798
Other assets	55	55
Deferred financing costs, long-term	2,054	161

Total assets	$53,730	$79,965

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$10,078	$9,175
Accrued compensation	1,547	1,335
Deferred revenue	232	365
Interest payable	138	259
Secured notes payable, current	6,775	10,747

Total current liabilities	18,770	21,881
Deferred revenue, net of current portion	465	183
Other non-current liabilities	1,399	1,432
Supplemental executive retirement plan	245	259
Secured notes payable, net of current portion	22,711	17,061
Warrant liability	697	1,169

Total liabilities	44,287	41,985

Stockholders’ equity:
Series A convertible preferred stock, $0.001 par value—49,625,000 shares and 65,000,000 shares authorized at December 31, 2011 and June 30, 2012 respectively; 49,000,000 shares issued and outstanding at December 31, 2011 and 0 shares issued and outstanding at June 30, 2012; aggregate liquidation preference of $69,520 and zero at December 31, 2011 and June 30, 2012, respectively	49	—
Common stock, $0.001 par value—62,625,000 shares and 130,000,000 shares authorized at December 31, 2011 and June 30, 2012 respectively; 1,662,321 and 24,461,216 shares issued and outstanding at December 31, 2011 and June 30, 2012, respectively;	2	24
Additional paid-in capital	49,362	97,209
Accumulated other comprehensive income	1	6
Accumulated deficit	(39,971)	(59,259)
Total stockholders’ equity	9,443	37,980
Total liabilities and stockholders’ equity	$53,730	$79,965

See accompanying notes.

Supernus Pharmaceuticals, Inc.
Consolidated Statements of Operations
(in thousands, except share and per share data)

	Three months ended June 30,		Six months ended June 30,
	2011	2012	2011	2012
	(unaudited)		(unaudited)

Revenues
Development and milestone revenues	$750	91	$750	299

Total revenues	750	91	750	299

Costs and expenses
Research and development	7,251	4,703	14,702	10,061
Selling, general and administrative	1,895	4,645	3,642	7,374

Total costs and expenses	9,146	9,348	18,344	17,435

Operating loss from continuing operations	(8,396)	(9,257)	(17,594)	(17,136)
Other income (expense):
Interest income	12	32	27	52
Interest expense	(499)	(929)	(859)	(1,891)
Other income(expense)	(57)	141	(229)	(313)

Total other income (expense)	(544)	(756)	(1,061)	(2,152)

Loss from continuing operations	(8,940)	(10,013)	(18,655)	(19,288)
Discontinued Operations:
Income from discontinued operations	1,563	—	229	—

Net loss	$(7,377)	(10,013)	$(18,426)	(19,288)

Cumulative dividends on Series A convertible preferred stock	$(858)	(286)	$(1,715)	(1,143)

Net loss attributable to common stockholders	$(8,235)	(10,299)	$(20,141)	(20,431)

Loss per common share:
Basic and Diluted
Continuing operations	$(6.15)	(0.61)	$(12.78)	(2.21)
Discontinued operations	0.98	—	0.14	—
Net loss	(5.17)	(0.61)	(12.64)	(2.21)

Weighted-average number of common shares:
Basic	1,594,246	16,817,841	1,593,508	9,247,142
Diluted	1,594,246	16,817,841	1,593,508	9,247,142

See accompanying notes.

Supernus Pharmaceuticals, Inc.
Consolidated Statements of Comprehensive Loss
(in thousands)

	Three months ended June 30,		Six months ended June 30,
	2011	2012	2011	2012
	(unaudited)		(unaudited)
Comprehensive loss:
Net loss	$(7,377)	(10,013)	$(18,426)	(19,288)
Unrealized holding (losses) gains on marketable securities	—	(3)	2	6

Total comprehensive loss	$(7,377)	(10,016)	$(18,424)	(19,282)

See accompanying notes.

Supernus Pharmaceuticals, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Six Months Ended June 30,
	2011	2012
	(unaudited)
Cash flows from operating activities
Net loss	$(18,426)	$(19,288)
Income from discontinued operations	(229)	—

Loss from continuing operations	(18,655)	(19,288)
Adjustments to reconcile loss from continuing operations to net cash used in operating activities:
Gain on sale of property and equipment	(27)	—
Change in fair value of warrant liability	(89)	472
Unrealized gain on marketable securities	2	6
Depreciation and amortization	427	438
Amortization of deferred financing costs	99	164
Stock-based compensation expense	(92)	105
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(1,292)	(544)
Accounts payable and accrued expenses	(715)	(1,115)
Interest payable	138	121
Deferred revenue	—	(149)
Other non-current liabilities	545	33
Net cash used in operating activities from continuing operations	(19,659)	(19,757)
Net cash provided by operating activities from discontinued operations	834	—
Net cash used in operating activities	(18,825)	(19,757)

Cash flows from investing activities
Purchases of marketable securities	(17,890)	(36,824)
Sales and maturities of marketable securities	16,435	7,674
Purchases of property and equipment, net	(416)	(160)
Net cash used in investing activities from continuing operations	(1,871)	(29,310)
Net cash used in investing activities	(1,871)	(29,310)

Cash flows from financing activities
Proceeds from issuance of common stock, net of offering costs	1	52,408
Proceeds from issuance of secured notes payable	15,000	—
Repayment of secured notes payable	—	(1,771)
Financing costs	(670)	(2,872)
Net cash provided by financing activities from continuing operations	14,331	47,765
Net cash used in financing activities from discontinued operations	(814)	—
Net cash provided by financing activities	13,517	47,765
Net change in cash and cash equivalents	(7,179)	(1,302)
Cash and cash equivalents at beginning of period	23,741	48,544
Cash and cash equivalents at end of period	$16,562	$47,242

Supplemental cash flow information:
Cash paid for interest—Continuing operations	$715	$1,488
Cash paid for interest—Discontinued operations	$6,032	$—
Noncash conversion of preferred stock to common stock	$—	$49

See accompanying notes.

Supernus Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements

For the Three and Six Months Ended June 30, 2011 and 2012
(unaudited)

1. Organization and Business

Supernus Pharmaceuticals, Inc. (the Company) is a specialty pharmaceutical company focused on developing and commercializing products for the treatment of central nervous system diseases, including neurological and psychiatric disorders. The Company has several proprietary product candidates in clinical development that address large market opportunities in epilepsy and attention deficit hyperactivity disorder. One of these product candidates, Trokendi XRTM (formerly known as SPN-538) received tentative approval from the Food and Drug Administration (the FDA) on June 25, 2012.

2. Management’s Plans as to Continuing as a Going Concern

The accompanying financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Since inception, the Company has incurred, and continues to incur, significant losses from operations.

The Company’s current operating assumptions, which reflect management’s best estimate of future revenue and operating expenses, indicate that current cash on hand, including the proceeds received from the sale of common stock in May 2012, should be sufficient to fund operations as currently planned into the second quarter of 2013. As a result, the Company envisions that it will need to raise additional capital prior to this time so as to be able to continue its business operations as currently conducted and fund deficits in operating cash flows.

Although the Company intends to raise additional capital, there can be no assurance that any financing will be available to the Company at any given time or available on favorable terms. The type, timing and terms of financing selected by the Company will be dependent upon the Company’s cash needs, the availability of financing sources and the prevailing conditions in the financial markets.

3. Summary of Significant Accounting Policies

Basis of Presentation

The Company’s consolidated financial statements include the accounts of Supernus Pharmaceuticals, Inc. and Supernus Europe Ltd., and included the accounts of its wholly-owned subsidiary, TCD Royalty Sub, LLC (TCD) through December 14, 2011, the date that the Company sold all of its equity interests in TCD. The assets, liabilities, and results of operations related to TCD are presented as discontinued operations for all periods in the accompanying consolidated financial statements. These companies are collectively referred to herein as “Supernus” or “the Company.” All intercompany transactions and balances have been eliminated in consolidation.

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

Certain notes and other information have been omitted from the interim consolidated financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the Company’s financial statements for the year ended December 31, 2011 filed as part of the Company’s  Registration Statement on Form S-1/A (File No. 333-171375) (the Registration Statement).

The results of operations for the three and six months ended June 30, 2012 are not necessarily indicative of the Company’s future financial results. Certain amounts within current assets in the 2011 financial statements have been reclassified to conform with the current year’s presentation.

Use of Estimates

The preparation of the financial statements in accordance with U.S. GAAP requires the Company to make estimates and judgments in certain circumstances that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. In preparing these consolidated financial statements, management has made its best estimates and judgments of certain amounts included in the financial statements, giving due consideration to materiality. On an ongoing basis, the Company evaluates its estimates, including those related to revenue recognition, fair value of assets and common stock, income taxes, preclinical study and clinical trial accruals and other contingencies. Management bases its estimates on historical experience or on various other assumptions, including information received from its service providers, which it believes to be reasonable under the circumstances. Actual results could differ from these estimates.

Cash and Cash Equivalents

The Company considers all investments in highly liquid financial instruments with an original maturity of three months or less to be cash equivalents.

Marketable Securities

Marketable securities consist of investments in U.S. Treasuries, various U.S. governmental agency debt securities, corporate bonds and other fixed income securities.  Management classifies the Company’s short-term investments as available-for-sale.  Such securities are carried at estimated fair value, with any material unrealized holding gains or losses reported, net of any tax effects reported, as accumulated other comprehensive income, which is a separate component of stockholders’ equity.  Realized gains and losses, and declines in value judged to be other-than-temporary, if any, are included in consolidated results of operations.  A decline in the market value of any available-for-sale security below cost that is deemed to be other-than-temporary results in a reduction in fair value, which is charged to earnings in that period, and a new cost basis for the security is established.  Dividend and interest income is recognized as interest income when earned.  The cost of securities sold is calculated using the specific identification method.  The Company places all investments with highly rated financial institutions.

Marketable Securities—Restricted

The Company has established the Supernus Supplemental Executive Retirement Plan (SERP) for the sole purpose of receiving funds for two executives from the Shire Laboratories, Inc. SERP and providing a continuing deferral program under the Supernus SERP. As of December 31, 2011 and June 30, 2012, the estimated fair value of the mutual fund investment securities within the SERP of approximately $245,000 and $259,000 respectively, has been recorded as restricted marketable securities. A corresponding noncurrent liability is also included in the consolidated balance sheets to reflect the Company’s obligation for the SERP. The Company has not made, and has no plans to make, contributions to the SERP. The securities can only be used for purposes of paying benefits under the SERP.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents and marketable securities. The counterparties are various corporations and financial institutions of high credit standing.

Substantially all of the Company’s cash and cash equivalents are maintained with well known, national, financial institutions. Deposits held with banks may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand and, therefore, management believes they bear minimal risk. The Company has not experienced any losses on its deposits of cash, cash equivalents, short-term investments and restricted investments, and management believes that its guidelines for investment of its excess cash maintain safety and liquidity through diversification and investment maturity less than one year.

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

The Company reports assets and liabilities that are measured at fair value using a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. This hierarchy maximizes the use of observable inputs and minimizes the use of unobservable inputs. The three levels of inputs used to measure fair value are as follows:

• Level 1—Inputs are unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.

• Level 2—Inputs are quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (interest rates, yield curves, etc.) and inputs that are derived principally from or corroborated by observable market data by correlation or other means (market corroborated inputs).

• Level 3—Unobservable inputs that reflect the Company’s own assumptions, based on the best information available, including the Company’s own data.

In accordance with the fair value hierarchy described above, the following tables show the fair value of the Company’s financial assets and liabilities that are required to be measured at fair value:

		Fair Value Measurements at December 31, 2011
	Total Carrying Value at December 31, 2011	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets:
Cash and cash equivalents	$48,544	$48,544	$—	$—
Marketable securities—restricted	245	—	245	—
Total assets at fair value	$48,789	$48,544	$245	$—
Liabilities:
Warrant liability	$697	$—	$—	$697

		Fair Value Measurements at June 30, 2012
	Total Carrying Value at June 30, 2012	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands) (unaudited)
Cash and cash equivalents	$47,242	$40,792	$6,450	$—
Marketable securities	29,150	—	29,150	—
Marketable securities —restricted	259	—	259	—
Total assets at fair value	$76,651	$40,792	$35,859	$—
Liabilities:
Warrant liability	$1,169	$—	$—	$1,169

The Company’s Level 1 assets include money market funds and U.S. Treasuries and government agency debt securities with quoted prices in active markets. At December 31, 2011, Level 2 assets include mutual funds in which the SERP assets are invested. At June 30, 2012, Level 2 assets include mutual funds in which the SERP assets are invested, corporate bonds and other fixed income securities. Level 2 securities are valued using third-party pricing sources that apply applicable inputs and other relevant data into their models to estimate fair value.

Level 3 liabilities include the fair market value of outstanding warrants to purchase Common Stock recorded as a derivative liability. Prior to the IPO on May 1, 2012, these warrants provided the right to purchase Series A Preferred Stock that were converted to the right to purchase common stock upon the completion of the IPO. The fair value of the preferred stock warrant liability was calculated using a probability-weighted expected return model (PWERM). The fair value of the common stock warrant liability has been calculated using a Monte-Carlo simulation on a Black-Scholes lattice model with the following assumptions:

Exercise Price	$4 - $5 per share
Volatility	80%
Stock Price	$9.36 per share
Term	8.6 - 9.6 years
Dividend Yield	0.0%
Risk-Free Rate	1.4% - 1.6%

Significant changes to these assumptions or probability weightings would result in increases/decreases to the fair value of the outstanding warrants.

Changes in the fair value of the warrants are recognized in Other income/loss on the Consolidated Statement of Comprehensive Income.  The following table presents information about the Company’s common stock warrant liability as of June 30, 2012:

Six Months Ended June 30, 2012
(in thousands) (unaudited)
Balance at December 31, 2011	$697
Changes in fair value of warrants included in earnings	472

Balance at June 30, 2012	$1,169

Inventory

Inventories, which are recorded at the lower of cost or market, include materials, labor and other direct and indirect costs and are valued using the first-in, first-out method. The Company capitalizes inventories produced in preparation for commercial launches when the related product candidates are considered likely to receive regulatory approval and it is probable that the related costs will be recoverable through the commercialization of the product.  Following the receipt of tentative approval for Trokendi XR from the FDA on June 25, 2012, the Company will capitalize validation batch manufacturing costs, to the extent the product is expected to be sold commercially after the product launch. No inventory has been capitalized as of June 30, 2012.

Property and Equipment

Property and equipment is stated at cost. Upon retirement or sale, the cost of assets disposed of and the related accumulated depreciation are removed from the accounts and any resulting gain or loss is credited or charged to operations.  Repairs and maintenance costs are expensed as incurred.  Depreciation and amortization are computed using the straight-line method over the following average useful lives.

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

Deferred Financing Costs

Deferred financing costs consist of financing syndication costs incurred by the Company in connection with the closing of the Company’s term loans and legal, accounting and other costs incurred in connection with preparing for the Company’s IPO.  The Company amortizes the deferred financing costs associated with term loans over the term of the related debt using the effective interest method. On May 1, 2012, concurrent with the closing of the IPO, the Company reclassified all previously deferred financing costs related to the IPO as a charge against the proceeds received.

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

Milestone Payments

Milestone payments have been recognized as revenue when the collaborative partner acknowledges completion of the milestone and substantive effort was necessary to achieve the milestone.  The Company accounts for milestone payments pursuant to the guidance in ASC 605-28, Revenue Recognition—Milestone Method. Under this guidance, management may recognize revenue contingent upon the achievement of a milestone in its entirety in the period in which the milestone is achieved only if the milestone meets all the criteria within the guidance to be considered substantive. Substantive milestone payments are recognized upon achievement of the milestone only if all of the following conditions are met:

• the milestone payments are non-refundable;

• achievement of the milestone involves a degree of risk and was not reasonably assured at the inception of the arrangement;

• substantive effort on the Company’s part is involved in achieving the milestone;

• the amount of the milestone payment is reasonable in relation to the effort expended or the risk associated with achievement of the milestone; and,

• a reasonable amount of time passes between the up-front license payment and the first milestone payment as well as between each subsequent milestone payment.

Determination as to whether a payment meets the aforementioned conditions involves management’s judgment. If any of these conditions are not met, the resulting payment would not be considered a substantive milestone, and therefore the resulting payment would be considered part of the overall consideration for the work being performed.

The Company’s recorded milestone revenues were approximately $750,000 for the three and six months ended June 30, 2011 and zero and approximately $150,000 during the three and six months ended June 30, 2012, respectively.

Research and Development Costs

Research and development expenditures are expensed as incurred. Research and development costs primarily consist of employee-related expenses, including salaries and benefits; expenses incurred under agreements with contract research organizations, investigative sites, and consultants that conduct the Company’s clinical trials; the cost of acquiring and manufacturing clinical trial materials; the cost of manufacturing materials used in process validation, to the extent that those materials are manufactured prior to receiving regulatory approval for those products and are not reasonably likely to have a potential commercial use; facilities costs that do not have an alternative future use; related depreciation and other allocated expenses; license fees for and milestone payments related to in-licensed products and technologies; stock-based compensation expense; and costs associated with non-clinical activities and regulatory approvals.

Stock-Based Compensation

Employee stock-based compensation is measured based on the estimated fair value on the grant date. The grant date fair value is calculated using the Black-Scholes option-pricing model, which requires the use of subjective assumptions including volatility, expected term, risk-free rate, and the fair value of the underlying common stock. For awards that vest based on service conditions, the Company recognizes expense using the straight-line method less estimated forfeitures. The Company has awarded non-vested stock. The estimated fair value of these awards is determined at the date of grant based upon the estimated fair value of the Company’s common stock. Subsequent to its IPO, the fair value of the Company’s common stock is based on observable market prices. The Company recognizes the estimated fair value of stock options on a straight-line basis over the requisite service period as the awards vest.

For stock option grants and non-vested stock subject to performance-based milestone vesting, the Company records the expense over the remaining service period when management determines that achievement of the milestone is probable. Management evaluates when the achievement of a performance-based milestone is probable based on the relative satisfaction of the performance conditions as of the applicable reporting date.

The Company records the expense for stock option grants to non-employees based on the estimated fair value of the stock option using the Black-Scholes option-pricing model. The fair value of non-employee awards is remeasured at each reporting period. As a result, stock compensation expense for non-employee awards with vesting is affected by changes in the fair value of the Company’s common stock.

Warrant Liability

In January 2011, the Company entered into a secured credit facility pursuant to a loan and security agreement with certain lenders, which was subsequently amended in December 2011, providing for term loans of up to an aggregate of $30.0 million. In connection with the drawdown of $15.0 million under the secured credit facility on January 26, 2011, the Company issued to its lenders warrants to purchase an aggregate of 375,000 shares of the Company’s Series A Preferred Stock at an exercise price of $1.00 per share. The warrants became exercisable immediately and expire on January 26, 2021. Upon completion of the Company’s initial public offering on May 1, 2012, the lender warrants converted into warrants to purchase 93,750 shares of common stock at an exercise price of $4.00 per share. These warrants are recorded as a derivative liability and, as such, the Company reflects the warrant liability at fair value in the consolidated balance sheets. The fair value of this derivative liability is remeasured at the end of every reporting period and the change in fair value is reported in the consolidated statements of operations as other income (expense). As of December 31, 2011 and June 30, 2012, the fair value was estimated to be approximately $460,000 and $764,000, respectively. The change in fair value of approximately $304,000 has been recorded in other income (expense) in the Company’s consolidated statements of operations for the six months ended June 30, 2012.

In connection with the drawdown of the second $15.0 million under the secured credit facility on December 30, 2011, the Company issued to its lenders warrants to purchase an aggregate of 200,000 shares of the Company’s Series A Preferred Stock at an exercise price of $1.50 per share. The warrants became exercisable immediately and expire on December 30, 2021. Upon completion of the Company’s initial public offering on May 1, 2012, the warrants converted into warrants to purchase 49,999 shares of common stock at an exercise price of $5.00 per share. These warrants are recorded as a derivative liability and, as such, the Company reflects the warrant liability at fair value in the consolidated balance sheets. The fair value of this derivative liability is remeasured at the end of every reporting period and the change in fair value is reported in the consolidated statements of operations as other income (expense). As of December 31, 2011 and June 30, 2012, the fair value was estimated to be approximately $237,000 and $405,000, respectively.  The change in fair value of approximately $168,000 has been recorded in other income (expense) in the Company’s consolidated statements of operations for the six months ended June 30, 2012.

The terms of the warrant agreements provide for “down-round” anti-dilution adjustment for the warrants in certain situations whereby the Company sells or issues (a) shares at a price per share less than the exercise price of the warrants, or (b) equity-linked financial instruments with strike prices less than the exercise price of the warrants. As a result of this “down round” provision, the warrants continue to be classified as derivative.

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

Subsequent to the completion of the Company’s IPO, which occurred on May 1, 2012, the fair value of the common stock warrants is determined using a Black-Scholes model within a Monte-Carlo framework. The Monte-Carlo simulation is a generally accepted statistical method used to estimate fair value based on the application of subjective assumptions, consistently applied for each period, including the probability, timing and magnitude of our issuance of additional common stock in future financings. This valuation is computed at the end of each fiscal quarter to reflect conditions at each valuation date until the warrants are exercised or they expire. In addition to assumptions regarding future equity financings, consideration is also given to the current stock price, anticipated stock volatility going forward, and the anti-dilution provisions embedded in the warrant agreements.

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

	Three months ended June 30,		Six months ended June 30,
	2011	2012	2011	2012
Series A Preferred Stock	12,249,998	4,038,461	12,249,998	8,144,229
Warrants outstanding	93,750	143,749	80,801	143,749
Stock Options, Non-vested Stock	620,599	485,653	620,599	485,653

4. Property and Equipment

Property and equipment consists of the following (in thousands):

	December 31,	June, 30
	2011	2012
		(unaudited)

Computer equipment	$586	$601
Software	209	210
Lab equipment and furniture	3,465	3,493
Leasehold improvements	1,486	1,602
	5,746	5,906
Less accumulated depreciation and amortization	(4,436)	(4,760)
	$1,310	1,146

Depreciation expense on property and equipment was $161,000 and $312,000 for the three and six months ended June 30, 2011 and $156,000 and $323,000 for the three and six months ended June 30, 2012, respectively.

5. Purchased Patents

In connection with a purchase agreement with Shire Laboratories, Inc., the Company acquired certain patents in 2005. The following sets forth the gross carrying amount and related accumulated amortization of the patents (in thousands):

		December 31, 2011		June 30, 2012
				(unaudited)
	Weighted- Average Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
		(in thousands)

Purchased patents	10.0	$2,292	$1,380	2,292	1,495

Amortization expense was approximately $57,000 for the three months ended June 30, 2011 and 2012 was approximately $115,000 for the six months ended June 30, 2011 and 2012. The net book value of intangible assets as of December 31, 2011 and June 30, 2012 was approximately $0.9 million and $0.8 million, respectively.

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

The Company capitalized financing costs of approximately $498,000 in issuing the secured notes payable, which are being amortized to interest expense over the term of the debt. The balance of deferred financing costs was approximately $378,000 and $305,000 at December 31, 2011 and June 30, 2012, respectively. The carrying value of the secured notes payable at December 31, 2011 and June 30, 2012 includes a debt discount of $514,000 and $421,000, respectively, related to the estimated fair value of the warrants issued in connection with the issuance of the notes. The Company recorded interest expense related to the secured notes payable of approximately $412,500 and $789,000 for the three months ended June 30, 2011 and 2012, and $715,000 and $1,610,000 for the six months ending June 30, 2011 and 2012, respectively.

All obligations under the secured credit facility are secured by substantially all of the Company’s existing property and assets (excluding its intellectual property) and by a pledge of the capital stock of, subject to certain exceptions, the Company’s U.K. subsidiary and any future subsidiary.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to help the reader understand the results of operations and financial condition of the Company. The interim financial statements included in this report and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our audited consolidated financial statements and notes thereto for the year ended December 31, 2011, and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on April 30, 2012 (File No. 333-171375) (the “Registration Statement”).  In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. These forward-looking statements may included declarations regarding the Company’s belief or current expectations of management, such as statements including the words “budgeted,” “anticipate,” “project,” “estimate,” “expect,” “may,” “believe,” “potential,” and similar statements or expressions are intended to be among the statements that are forward-looking statements.  As such statements reflect the reality of risk and uncertainty that is inherent in the Company’s business, actual results may differ materially from those expressed or implied by such forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which are made as of the date this report was filed with the Securities and Exchange Commission. Our actual results and the timing of events could differ materially from those discussed in our forward-looking statements as a result of many factors, including those set forth under the “Risk Factors” section of the Registration Statement and elsewhere in this report as well as in other reports and documents we file with the Securities and Exchange Commission from time to time. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances occurring after the date of this Quarterly Report on Form 10-Q.

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

Our two epilepsy product candidates are Trokendi XR, formerly known as SPN-538 (extended release topiramate), for which the Food and Drug Administration (the FDA) granted tentative approval on June 25, 2012, and SPN-804 (extended release oxcarbazepine) for which we have submitted a new drug application, or NDA, that was accepted for review by the FDA in February 2012. The Prescription Drug User Fee Act, or PDUFA, date for SPN-804 is October 19, 2012. The final approval for Trokendi XR may not be made effective until the period of marketing exclusivity protection associated with safety information regarding a specific pediatric population expires. This marketing exclusivity expires on June 22, 2013. We are not required to complete any additional clinical trials for Trokendi XR. We anticipate the commercial launch of SPN-804 to occur during the first quarter of 2013 and the commercial launch of Trokendi XR to occur during the third quarter of 2013 assuming the receipt of final approval by the FDA.

Our ADHD product candidates include SPN-810 (molindone hydrochlroride), which is in a Phase IIb trial as a novel treatment for impulsive aggression in patients with ADHD, and SPN-812 which completed a Phase IIa trial as a novel non-stimulant treatment for ADHD. In addition to these four lead product candidates, we have several additional product candidates in various stages of development. We intend to market our product candidates in the United States through our focused sales force targeting specialty physicians, including neurologists and psychiatrists. We believe our broad and diversified portfolio of product candidates provides us with multiple opportunities to achieve our goal of becoming a leading specialty pharmaceutical company focused on CNS diseases. We use our proprietary technologies to enhance the therapeutic benefits of approved anti-epileptic drugs, or AEDs through advanced extended release formulations. Our most advanced product candidates, Trokendi XR and SPN-804, are novel oral once-daily extended release formulations of topiramate and oxcarbazepine, respectively, for the treatment of epilepsy. Immediate release formulations of topiramate and oxcarbazepine are available in generic form and are marketed under the brand names of Topamax and Trileptal, respectively. According to IMS Health, peak sales of Topamax and Trileptal represented an estimated 25.8% and 8.1% of the total seizure disorder market in 2008 and 2006, respectively. We are pursuing a Section 505(b)(2) regulatory strategy for SPN-804, which allows us to rely on the existing data from the NDA of Trileptal. We believe there is a significant unmet need for extended release products, such as Trokendi XR and SPN-804, for the treatment of epilepsy. Extended release products have been shown to improve compliance, increase seizure control, reduce side effects and improve tolerability as compared to immediate release products.

We are also developing treatments for new indications in diseases such as ADHD and its coexisting disorders. We are developing SPN-810, which is currently in a Phase IIb trial, as a novel treatment for impulsive aggression in patients with ADHD. This trial is fully recruited with 122 patients. If approved by the FDA, SPN-810 could be the first product available to address this serious, unmet medical need. SPN-810 is based on molindone hydrochloride, which was previously marketed in the United States as an anti-psychotic to treat schizophrenia under the trade name Moban. In addition, SPN-812, which completed a Phase IIa trial, is being developed as a novel non-stimulant treatment for ADHD. SPN-812 is a selective norepinephrine reuptake inhibitor that we believe could be more effective and have a better side effect profile than other non-stimulant treatments for ADHD. In addition, because the active ingredient of SPN-812 has demonstrated efficacy as an antidepressant in Europe, this product candidate, if studied in that specific patient population and shown to be effective, may provide increased benefit to an estimated 40% of ADHD patients who suffer from depression. In addition to these four lead product candidates, we have a number of other product candidates in various stages of development such as SPN-809, which would represent a novel mechanism of action for the U.S. antidepressant market.

Historically, our revenues have been generated through research and development agreements, which included fees for development services provided to customers and payments for achievement of specified development, regulatory and sales milestones, as well as royalties on product sales of licensed products, Oracea, Sanctura XR, and Intuniv. Since our inception in 2005, we have generated no revenue from product sales and have incurred significant operating losses. As of June 30, 2012, we had an accumulated deficit of approximately $59.3 million and a total stockholders’ equity of approximately $38.0 million. We expect to incur net losses and negative cash flow from operating activities for the foreseeable future as we continue to develop our product candidates and seek marketing approval and, subject to obtaining such approval, the eventual commercialization of Trokendi XR and SPN-804, as well as our other product candidates.

Critical Accounting Policies and the Use of Estimates

A “critical accounting policy” is one that is both important to the portrayal of our financial condition and results of operations and that requires management’s most difficult, subjective or complex judgments. Such judgments are often the result of a need to make estimates about the effect of matters that are inherently uncertain. The preparation of our financial statements in conformity with accounting principles generally accepted in the United States applicable to interim financial reporting requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates. There were no significant changes in critical accounting policies from those at December 31, 2011. During the six months ended June 30, 2012, we consistently applied the critical accounting policies discussed in the Registration Statement, which contained our financial statements for the years ended December 31, 2009, 2010 and 2011.  For a complete discussion regarding these critical accounting policies, refer to the Registration Statement.

Inventories, which are recorded at the lower of cost or market, include materials, labor and other direct and indirect costs and are valued using the first-in, first-out method. The Company capitalizes inventories produced in preparation for commercial launches when the related product candidates are considered likely to receive regulatory approval and it is probable that the related costs will be recoverable through the commercialization of the product.  Following the receipt of tentative approval  for Trokendi XR from the FDA on June 25, 2012, the Company will capitalize validation batch manufacturing costs, to the extent the product is expected to be sold commercially after the product launch.

Results of Operations

Comparison of the Three Months Ended June 30, 2011 and June 30, 2012

	Three Months Ended
	June 30,		Increase/
	2011	2012	(decrease)
	(unaudited)
	(in thousands)
Revenues:
Development and milestone revenues	$750	$91	$(659)
Total revenues	750	91
Operating Expenses:
Research and development	7,251	4,703	(2,548)
Selling, general and administrative	1,895	4,645	2,750
Total operating expenses	9,146	9,348
Operating loss from continuing operations	(8,396)	(9,257)
Interest income and other income (expense), net	(45)	173	218
Interest expense	(499)	(929)	(430)
Total other income (expense)	(544)	(756)
Loss from continuing operations	$(8,940)	$(10,013)
Income from discontinued operations, net of tax	1,563	—	(1,563)
Net Loss	$(7,377)	$(10,013)

Revenues

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

The table below summarizes the revenues that we have recognized from our collaboration arrangements.

	Three Months Ended June 30,
	2011	2012
	(unaudited) (in thousands)
Development and milestone revenues—collaboration arrangements	$750	$91

Total revenues	$750	$91

Our revenues were approximately $0.1 million for the three months ended June 30, 2012 compared to $0.8 million for the same period in 2011, representing a decrease of $0.7 million. This decrease was principally attributable to a one-time milestone payment of $0.8 million received in 2011 under our license agreement with United Therapeutics.

Research and Development Expense

Research and development expenses consist of costs incurred in connection with the development of our and our collaborators’ product candidates. These expenses consist primarily of:

• employee-related expenses, which include salaries and benefits;

• expenses incurred under agreements with contract research organizations, investigative sites and consultants that conduct our clinical trials and a substantial portion of our preclinical studies;

• the cost of acquiring and manufacturing clinical trial materials;

• the cost of manufacturing validation batches, if these materials are manufactured prior to obtaining regulatory approval and are not reasonably likely to have a potential commercial use;

• costs related to facilities, depreciation and other allocated expenses;

• license fees for, and milestone payments related to, in-licensed products and technology;

• stock-based compensation expense to employees and consultants engaged in research and development activities; and

• costs associated with non-clinical activities and regulatory approvals.

For the three months ended June 30, 2011 and 2012, we incurred research and development expenses related to the following products:

	Three Months Ended June 30,
	2011	2012
	(unaudited) (in thousands)
Trokendi XR	$886	$887
SPN-804	2,996	659
SPN-810	974	469
SPN-812 and SPN-809	240	190
Development expenses—general	2,155	2,498
Total research and development expenses	$7,251	$4,703

Our research and development expenses were $4.7 million for the three months ended June 30, 2012, compared to $7.3 million for the same period in 2011, a decrease of $2.6 million or 35%. This decrease is attributable to lower clinical trial costs for SPN-804 of approximately $2.3 million, as the Phase III trial for SPN-804 was substantially completed by the first quarter of 2011.

Selling, General and Administrative Expense.  Our general and administrative expenses were $4.6 million for the three months ended June 30, 2012 compared to $1.9 million for the same period in 2011, representing an increase of approximately $2.7 million or approximately 145%. This increase is mainly due to an increase in marketing costs associated with preparing for launches of SPN-804 and Trokendi XR, which are now expected during the first and third quarters of 2013, respectively.

Interest Income and Other Income (Expense), Net.    Interest income and other income (expense), net was $(0.04) million for the three months ended June 30, 2012 compared to $0.17 million for the same period in 2011, representing an increase of $0.21 million. The increase is primarily the result of foreign currency fluctuations and an increase in marketable securities as well as a decrease in warrant valuations from March 31, 2012 to June 30, 2012.

Interest Expense.    Interest expense was approximately $0.9 million for the three months ended June 30, 2012 compared to $0.5 million for the same period in 2011. This increase is primarily due to the drawdown of the second $15.0 million under our secured credit facility in December 2011.

Loss from continuing operations.    Loss from continuing operations was $10.0 million for the three months ended June 30, 2012 compared to a loss of $8.9 million for the same period in 2011. This increase was primarily due to the increase in marketing costs offset by decrease in clinical trial costs.

Income from discontinued operations.    Income from discontinued operations was $1.6 million for the three months ended June 30, 2011. There were no activities related to discontinued operations in 2012 as we sold our membership interests in TCD Royalty Sub, LLC in December 2011.

Comparison of the Six Months Ended June 30, 2011 and June 30, 2012

	Six Months Ended
	June 30,		Increase/
	2011	2012	(decrease)
	(unaudited) (in thousands)
Revenues:
Development and milestone revenues	$750	$299	$(451)
Total revenues	750	299
Operating Expenses:

Research and development	14,702	10,061	(4,641)
Selling, general and administrative	3,642	7,374	3,732
Total operating expenses	18,344	17,435

Operating loss from continuing operations	(17,594)	(17,136)	458
Interest income and other income (expense), net	(202)	(261)	59
Interest expense	(859)	(1,891)	(1,032)
Total other income (expense)	(1,061)	(2,152)

Loss from continuing operations	$(18,655)	$(19,288)
Income from discontinued operations, net of tax	229	—	(229)

Net Loss	$(18,426)	$(19,288)

Revenues

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

The table below summarizes the revenues that we have recognized from our collaboration arrangements.

	Six Months Ended June 30,
	2011	2012
	(unaudited) (in thousands)
Development and milestone revenues—collaboration arrangements	$750	$299
Total revenues	$750	$299

Our revenues were approximately $0.3 million for the six months ended June 30, 2012 compared to $0.8 million for the same period in 2011, representing a decrease of $0.5 million. This decrease was principally attributable to a one-time milestone payment of $0.8 million received in 2011 under our license agreement with United Therapeutics offset by recognition of revenue under our agreement with Stendhal in 2012.

Research and Development Expense

Research and development expenses consist of costs incurred in connection with the development of our and our collaborators’ product candidates. These expenses consist primarily of:

• employee-related expenses, which include salaries and benefits;

• expenses incurred under agreements with contract research organizations, investigative sites and consultants that conduct our clinical trials and a substantial portion of our preclinical studies;

• the cost of acquiring and manufacturing clinical trial materials;

• the cost of manufacturing validation batches, if these materials are manufactured prior to obtaining regulatory approval and are not reasonably likely to have a potential commercial use;

• costs related to facilities, depreciation and other allocated expenses;

• license fees for, and milestone payments related to, in-licensed products and technology;

• stock-based compensation expense to employees and consultants engaged in research and development activities; and

• costs associated with non-clinical activities and regulatory approvals.

For the six months ended June 30, 2011 and 2012, we incurred research and development expenses related to the following products:

	Six Months Ended June 30,
	2011	2012
	(unaudited) (in thousands)
Trokendi XR	$1,908	$1,754
SPN-804	7,102	1,257
SPN-810	1,458	2,260
SPN-812 and SPN-809	477	450
Development expenses—general	3,757	4,340

Total research and development expenses	$14,702	$10,061

Our research and development expenses were $10.1 million for the six months ended June 30, 2012, compared to $14.7 million for the same period in 2011, a decrease of $4.6 million or 32%. This decrease was attributable to a decrease in clinical trial costs for SPN-804 of approximately $5.8 million as the Phase III trial for SPN-804 was substantially completed by the first quarter of 2011, offset by increases in clinical trial costs for SPN-810 and general expenses.

Selling, General and Administrative Expense.  Our general and administrative expenses were $7.4 million for the six months ended June 30, 2012 compared to $3.6 million for the same period in 2011, representing an increase of approximately $3.8 million or approximately 102%. This increase is mainly due to an increase in marketing costs associated with preparing for launches of SPN-804 and Trokendi XR which are now expected to occur during the first and third quarters of 2013, respectively.

Interest Income and Other Income (Expense), Net.    Interest income and other income (expense), net was approximately $(0.26) million for the six months ended June 30, 2012 compared to $(0.20) million for the same period in 2011, representing an increase of $0.06 million. The increase is primarily the result of an increase in warrant valuations during the six months ended June 30, 2012.

Interest Expense.    Interest expense was approximately $1.9 million for the six months ended June 30, 2012 compared to $0.9 million for the same period in 2011. This increase is primarily due to the drawdown of the second $15.0 million under our secured credit facility in December 2011.

Loss from continuing operations.    Loss from continuing operations was $19.3 million for the six months ended June 30, 2012 compared to a loss of $18.7 million for the same period in 2011. This increase is primarily due to the increase in marketing costs offset by the decrease in clinical trial costs.

Income from discontinued operations.    Income from discontinued operations was $0.2 million for the six months ended June 30, 2011. There were no activities related to discontinued operations in 2012 as we sold our membership interests in TCD Royalty Sub, LLC in December 2011.

Liquidity and Capital Resources

Cash, cash equivalents and marketable securities at June 30, 2012 were $76.4 million, an increase of $27.9 million from $48.5 million at December 31, 2011. This increase is primarily due to the proceeds received from the IPO in May 2012 offset by ongoing losses from operations as we continue to build towards two product launches in 2013. Although it is difficult to predict future liquidity requirements, we believe that the net proceeds from our IPO, together with our existing unrestricted cash, cash equivalents and marketable securities, and anticipated future product revenues, should be sufficient to fund operations as currently planned into the second quarter of 2013. Successful transition to profitability is dependent upon achieving a level of revenues adequate to support our cost structure, which we do not expect in the near term, if at all. We cannot assure you that we will ever be profitable or generate positive cash flow from operating activities.

As of June 30, 2012 we had drawn down $30.0 million of term loans. $15.0 million of these loans mature on August 1, 2014 and $15.0 million mature on January 1, 2015. Our expected principal repayments over the next four years are (in thousands):

YEAR	PRINCIPAL
2012	$5,004
2013	11,809
2014	10,847
2015	569
Total	$28,229

We expect to continue to incur substantial additional operating losses for the foreseeable future as we continue to develop our product candidates and seek marketing approval and, subject to obtaining such approval, the eventual commercialization of Trokendi XR, SPN-804 and our other product candidates. If we obtain marketing approval for Trokendi XR or SPN-804, we will incur significant sales, marketing and outsourced manufacturing expenses. In addition, we expect to incur additional expenses to add operational, financial and information systems and personnel, including personnel to support our planned product commercialization efforts.

Our anticipated cash burn for calendar year 2012 is in the range of $55 million to $60 million, a decrease from the prior projections due to the planned launch of Trokendi XR in 2013 instead of year-end 2012.  In this regard, the report of our independent registered public accounting firm with respect to our consolidated financial statements as of and for the year ended December 31, 2011 contains an explanatory paragraph stating that there is substantial doubt about our ability to continue as a going concern.

Our future use of operating cash and capital requirements will depend on many forward-looking factors, including the following:

•                  The expiration of the marketing exclusivity, and receipt of marketing approval from the FDA for Trokendi XR;

•                  The timing and outcome of the FDA’s review and approval of the NDA for SPN-804;

•                  The extent to which the FDA may require us to perform additional clinical trials or precommercial manufacturing activities for SPN-804;

•                  The costs of our commercialization activities for Trokendi XR and/or SPN-804, if either receives final approval by the FDA;

•                  The cost of purchasing manufacturing and other capital equipment for our potential products;

•                  The cost and availability of active chemical ingredients and other manufacturing components required to supply a finished product;

•                  The scope, progress, results and costs of development for our other product candidates;

•                  The cost, timing and outcome of regulatory review of our other product candidates;

•                  The extent to which we acquire or invest in products, businesses and technologies;

•                  The extent to which we choose to establish collaboration, co-promotion, distribution or other similar agreements for product candidates; and

•                  The costs of preparing, submitting and prosecuting patent applications and maintaining, enforcing and defending intellectual property claims.

We anticipate we will need to obtain additional capital for the commercial launch of SPN-804 and Trokendi XR, through equity offerings, debt financing and/or new or existing licensing and research collaboration agreements. We expect that our progress in the development of our product candidates may provide sufficient value inflection milestones, based on which we may be able to seek additional funding. The type, timing, and terms of financing will depend upon our cash needs, the availability of financing sources and the prevailing conditions in the financial markets. There can be no assurance that such financing will be available to us at any given time or available on favorable terms, if at all. If sufficient funds on acceptable terms are not available when needed, we could be required to significantly reduce operating expenses and delay, reduce the scope of, or eliminate one or more of our development programs, which may have a material adverse effect on our business, results of operations and financial condition. In addition, additional debt financing, if available, would result in increased fixed payment obligations and may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. Any debt financing or additional equity that we raise may contain terms, such as liquidation and other preferences that are not favorable to us or our stockholders. If we raise additional funds through collaboration and licensing arrangements with third parties, it may be necessary to relinquish valuable rights to our technologies, future revenue streams or product candidates or to grant licenses on terms that may not be favorable to us.

Cash Flows

The following table sets forth the major sources and uses of cash for the periods set forth below:

	Six Months Ended June 30,
	2011	2012
	(unaudited) (in thousands)

Net cash (used in) provided by:
Operating activities:
From continuing operations	$(19,659)	$(19,757)
From discontinued operations	834	—

Investing activities:
From continuing operations	$(1,871)	$(29,310)
From discontinued operations	—	—

Financing activities:
From continuing operations	$14,331	$47,765
From discontinued operations	(814)	—

Net decrease in cash and cash equivalents	$(7,179)	$(1,302)

Operating Activities

Net cash used in operating activities from continuing operations for the six months ended June 30, 2012 (1H 2012) compared to the six months ended June 30, 2011 (1H 2011) increased by $98,000. This change in cash flows from operating activities was primarily the result of an increase in loss of $368,000 for the six months ended June 30, 2012 and a decrease of $332,000 between the two periods related to net changes in working capital offset by an increase of approximately $597,000 in non-cash items. The largest portion of the net changes in working capital related to a $512,000 increase in cash reimbursements for tenant improvements, which are recorded as deferred rent in 2011, and $400,000 increase in account payables and accrued expense balances in 2012, partially offset by a decrease of $706,000 in accounts receivable from June 30, 2011 to June 30, 2012.

Investing Activities

Our investing activities from continuing operations are principally driven by cash provided by our financing activities and cash generated by operations, if any. We invest excess cash in accordance with our investment policy. Marketable securities consist of investments in U.S. Treasuries and various government agency debt securities, as well as investment grade securities in industrial and financial institutions which generally mature in twelve months or less. Fluctuations in investing activities between periods relate exclusively to the timing of marketable security purchases and the related sale and maturities of these securities.

Net cash used in investing activities from continuing operations for 1H 2012 increased by $27.4 million compared to 1H 2011.  This increase was primarily the result of using cash and cash equivalents received in our IPO to purchase marketable securities.

Financing Activities

Our net cash provided by financing activities from continuing operations was $47.8 million for 1H 2012, as compared to $14.3 million for 1H 2011.  This increase is due to the receipt of proceeds from our initial public offering of common stock in May 2012.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The primary objective of our investment activities is to preserve our capital to fund operations. We also seek to maximize income from our investments without assuming significant risk. Our exposure to market risk is confined to our cash, cash equivalents and marketable securities. As of June 30, 2012, we had unrestricted cash, cash equivalents and marketable securities of $76.4 million. We do not engage in any hedging activities against changes in interest rates. Because of the short-term maturities of our cash, cash equivalents and marketable securities, we do not believe that an increase in market rates would have any significant impact on the realized value of our investments. We do not have any foreign currency or other derivative financial instruments.

We contract with contract research organizations and investigational sites globally. We may be subject to fluctuations in foreign currency rates in connection with these agreements, primarily with respect to Euro denominated contracts. We do not hedge our foreign currency exchange rate risk. A hypothetical 10% appreciation in Euro exchange rates against the U.S. dollar from prevailing market rates would have increased our net loss by approximately $474,000 for the three months ended June 30, 2012. Conversely, a hypothetical 10% depreciation in Euro exchange rates against the U.S. dollar from prevailing market rates would have decreased our net loss by approximately $474,000 for the three months ended June 30, 2012. We do not believe that inflation and changing prices over the three and six month periods ended June 30, 2011 and 2012 had a significant impact on our consolidated results of operations.

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

We conducted an evaluation, and under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(b) and 15d-15(b) under the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2012.

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

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal control over financial reporting during the six months ended June 30, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Supernus, a smaller reporting company, is not required to provide information required by this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)           Sales of Unregistered Securities.

During the quarter ended June 30, 2012, the Company granted options to employees to purchase an aggregate of 37,475 shares of common stock at exercise prices ranging from $5.07 per share to $5.74 per share.  The options are exercisable for a period of ten years from the grant date.  These issuances were exempt from registration in reliance on Section 4(2) of the Securities Act as transactions not involving any public offering.

(b)           Use of Proceeds from Public Offering of Common Stock.

On May 4, 2012, we closed our IPO in which 10 million shares of our common stock were sold at a price of $5 per share, resulting in proceeds to the Company of $45.5 million, net of expenses.  Upon consummation of the IPO, the 49,000,000 outstanding shares of Series A preferred stock automatically converted to 12,249,998 shares of common stock.

On May 21, 2012, the underwriters of our IPO exercised the full amount of their over-allotment option. As a result, 449,250 shares of our common stock were sold at a price of $5 per share, resulting in additional proceeds to the Company of $2.1 million, net of expenses.

No offering costs were paid directly or indirectly to any of our directors or officers or persons owning ten percent or more of any class of our equity securities or to any other affiliates, other than payments in the ordinary course of business to officers for salaries and to non-employee directors as compensation for board or board committee service.  There has been no material change in the planned use of proceeds from our initial public offering as described in the Prospectus dated May 1, 2012 filed with the Securities and Exchange Commission.

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

SUPERNUS PHARMACEUTICALS, INC.

DATED: August 13, 2012	By:	/s/ Jack A. Khattar
Jack A. Khattar
President and Chief Executive Officer

DATED: August 13, 2012	By:	/s/ Gregory S. Patrick
Gregory S. Patrick
Vice President and Chief Financial Officer

EXHIBIT INDEX

Number	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document