Form 10-Q
period 2012-09-30
SUPERNUS PHARMACEUTICALS INC
filed 2012-11-02
CIK 1356576

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☒ Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☒ No

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of the close of business on October 31, 2012 was 24,530,358.

SUPERNUS PHARMACEUTICALS, INC.

FORM 10-Q — QUARTERLY REPORT

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2012

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Supernus Pharmaceuticals, Inc.

Consolidated Balance Sheet

(in thousands, except share amounts)

	December 31,	September 30,
	2011	2012
		(unaudited)
Assets
Current assets:
Cash and cash equivalents	$48,544	$23,412
Marketable securities	—	37,256
Marketable securities - restricted	245	275
Accounts Receivable	128	500
Inventory	—	26
Prepaid expenses and other	338	1,276
Deferred financing costs, current	144	144
Total current assets	49,399	62,889
Property and equipment, net	1,310	1,384
Purchased patents, net	912	740
Long Term Investments	—	1,804
Other assets	55	55
Deferred financing costs, long-term	2,054	142

Total assets	$53,730	$67,014

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$10,078	$10,485
Accrued compensation	1,547	1,801
Deferred revenue	232	576
Interest payable	138	238
Secured notes payable, net	6,775	11,490
Total current liabilities	18,770	24,590
Deferred revenue, net of current portion	465	381
Secured notes payable, net of current portion and discount	22,711	14,116
Other non-current liabilities	1,399	1,558
Supplemental executive retirement plan	245	275
Warrant liability	697	1,463

Total liabilities	44,287	42,383

Stockholders’ equity:

Series A convertible preferred stock, $0.001 par value - 49,625,000 shares and 65,000,000 shares authorized at December 31, 2011 and September 30, 2012, respectively; 49,000,000 shares issued and outstanding at December 31, 2011 and zero shares issued and outstanding as of September 30, 2012, respectively; aggregate liquidation preference of $69,520 and zero at December 31, 2011 and September 30, 2012, respectively	49	—
Common stock, $0.001 par value - 62,625,000 shares and 130,000,000 shares authorized at December 31, 2011 and September 30, 2012, respectively; 1,662,321 and 24,466,049 shares issued and outstanding at December 31, 2011 and September 30, 2012, respectively	2	24
Additional paid-in capital	49,362	97,378
Accumulated other comprehensive income	1	(29)
Accumulated deficit	(39,971)	(72,742)
Total stockholders’ equity	9,443	24,631
Total liabilities and stockholders’ equity	$53,730	$67,014

See accompanying notes.

Supernus Pharmaceuticals, Inc.

Consolidated Statements of Operations

(in thousands, except share and per share data)

	Three months ended September 30,		Nine months ended September 30,
	2011	2012	2011	2012
	(unaudited)		(unaudited)

Revenues	$11	$91	$761	$391

Costs and Expenses
Research and development	8,425	8,306	23,126	18,367
Selling, general and administrative	1,501	4,075	5,143	11,450

Total costs and expenses	9,926	12,381	28,269	29,817

Operating loss from continuing operations	(9,915)	(12,290)	(27,508)	(29,426)
Other income (expense):
Interest income	3	39	29	91
Interest expense	(499)	(880)	(1,357)	(2,771)
Other income (expense)	260	(351)	30	(665)

Total other income (expense)	(236)	(1,192)	(1,298)	(3,345)

Loss from continuing operations	(10,151)	(13,482)	(28,806)	(32,771)
Discontinued operations:
Income from discontinued operations	417	—	646	—

Net loss	$(9,734)	$(13,482)	$(28,160)	$(32,771)

Cumulative dividends on Series A convertible preferred stock	$(858)	$—	$(2,573)	$(1,143)

Net loss attributable to common stockholders	$(10,592)	$(13,482)	$(30,733)	$(33,914)

Loss per common share:
Basic and Diluted
Continuing operations	$(6.90)	$(0.55)	$(19.68)	$(2.36)
Discontinued operations	0.26	—	0.40	—
Net loss	(6.64)	(0.55)	(19.28)	(2.36)

Weighted-average number of common shares:
Basic and Diluted	1,595,821	24,464,281	1,594,288	14,356,546

See accompanying notes.

Supernus Pharmaceuticals, Inc.

Consolidated Statements of Comprehensive Loss

(in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2011	2012	2011	2012
	(unaudited)		(unaudited)
Comprehensive loss:
Net Loss	$(9,734)	$(13,482)	$(28,160)	$(32,771)
Unrealized (losses) gains on marketable securities	(1)	(35)	2	(29)

Total comprehensive loss	$(9,735)	$(13,517)	$(28,158)	$(32,800)

See accompanying notes.

Supernus Pharmaceuticals, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Nine Months Ended September 30,
	2011	2012
	(unaudited)
Cash flows from operating activities
Net loss	$(28,160)	$(32,771)
Income from discontinued operations	(646)	—

Loss from continuing operations	(28,806)	(32,771)
Adjustments to reconcile loss from continuing operations to net cash used in operating activities:
Gain on sale of property and equipment	(25)	—
Change in fair value of warrant liability	(10)	766
Unrealized loss (gain) on marketable securities	1	(29)
Depreciation and amortization	651	650
Amortization of deferred financing costs	159	248
Stock-based compensation expense	(44)	235
Changes in operating assets and liabilities:
Accounts Receivable	(516)	(372)
Inventory	—	(26)
Prepaid expenses and other assets	(137)	(938)
Accounts payable and accrued expenses	(2,471)	660
Interest payable	138	101
Deferred revenue	439	259
Other non-current liabilities	553	158
Net cash used in operating activities from continuing operations	(30,068)	(31,059)
Net cash provided by operating activities from discontinued operations	2,141	—
Net cash used in operating activities	(27,927)	(31,059)

Cash flows from investing activities
Purchases of marketable securities	(17,890)	(56,476)
Sales and maturities of marketable securities	26,855	17,416
Purchases of property and equipment, net	(494)	(553)
Net cash provided by (used in) investing activities from continuing operations	8,471	(39,613)
Net cash provided by investing activities from discontinued operations	—	—
Net cash provided by (used in) investing activities	8,471	(39,613)

Cash flows from financing activities
Proceeds from issuance of common stock, net of underwriters discounts	1	52,447
Proceeds from issuance of (payments on) secured notes payable	15,000	(4,019)
Financing costs	(705)	(2,888)
Net cash provided by financing activities from continuing operations	14,296	45,540
Net cash used in financing activities from discontinued operations	(2,096)	—
Net cash provided by financing activities	12,200	45,540

Net change in cash and cash equivalents	(7,256)	(25,132)
Cash and cash equivalents at beginning of period	23,740	48,544
Cash and cash equivalents at end of period	$16,484	$23,412

Supplemental cash flow information:
Cash paid for interest-Continuing operations	$990	$2,257
Cash paid for interest-Discontinued operations	$9,044	$—
Noncash conversion of preferred stock to common stock	$—	$49

See accompanying notes.

Supernus Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements

For the Three and Nine Months Ended September 30, 2011 and 2012
(unaudited)

1. Organization and Business

Supernus Pharmaceuticals, Inc. (the Company) is a specialty pharmaceutical company focused on developing and commercializing products for the treatment of central nervous system diseases, including neurological and psychiatric disorders. The Company has two proprietary products and several proprietary product candidates in clinical development that address large market opportunities in epilepsy and attention deficit hyperactivity disorder. Trokendi XRTM (formerly known as SPN-538) received tentative approval from the Food and Drug Administration (the FDA) on June 25, 2012, and Oxtellar XRTM was approved by the FDA on October 19, 2012 (See footnote 8).

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

3. Summary of Significant Accounting Policies

Basis of Presentation

The Company’s consolidated financial statements include the accounts of Supernus Pharmaceuticals, Inc. and Supernus Europe Ltd., and include the accounts of its wholly-owned subsidiary, TCD Royalty Sub, LLC (TCD) through December 14, 2011, the date that the Company sold all of its equity interests in TCD. The assets, liabilities, and results of operations related to TCD are presented as discontinued operations for all periods in the accompanying consolidated financial statements. These companies are collectively referred to herein as “Supernus” or “the Company.” All intercompany transactions and balances have been eliminated in consolidation.

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

The results of operations for the three and nine months ended September 30, 2012 are not necessarily indicative of the Company’s future financial results.

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

Marketable Securities

Marketable securities consist of investments in U.S. Treasuries, various U.S. governmental agency debt securities, corporate bonds and other fixed income securities.  Management classifies the Company’s investments, both short-term and long-term, as available-for-sale.  Long-term investments are those which have maturity dates greater than twelve months after the balance sheet date.    Such securities are carried at estimated fair value, with any unrealized holding gains or losses reported, net of any tax effects reported, as accumulated other comprehensive income, which is a separate component of stockholders’ equity.  Realized gains and losses, and declines in value judged to be other-than-temporary, if any, are included in consolidated results of operations.  A decline in the market value of any available-for-sale security below cost that is deemed to be other-than-temporary results in a reduction in fair value, which is charged to earnings in that period, and a new cost basis for the security is established.  Dividend and interest income is recognized as interest income when earned.  The cost of securities sold is calculated using the specific identification method.  The Company places all investments with highly rated financial institutions.

Marketable Securities—Restricted

The Company has established the Supernus Supplemental Executive Retirement Plan (SERP) for the sole purpose of receiving funds for two executives from a previous SERP and providing a continuing deferral program under the Supernus SERP. As of December 31, 2011 and September 30, 2012, the estimated fair value of the mutual fund investment securities within the SERP of approximately $245,000 and $275,000 respectively, has been recorded as restricted marketable securities. A corresponding noncurrent liability is also included in the consolidated balance sheets to reflect the Company’s obligation for the SERP. The Company has not made, and has no plans to make, contributions to the SERP. The securities can only be used for purposes of paying benefits under the SERP.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents and marketable securities. The counterparties are various corporations and financial institutions of high credit standing.

Substantially all of the Company’s cash and cash equivalents are maintained with well known, U.S. and Non U.S. financial institutions and corporations. Deposits held with banks may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand and, therefore, management believes they bear minimal risk. The Company has not experienced any other than temporary losses on its deposits of cash, cash equivalents, short-term investments and restricted investments.

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

In accordance with the fair value hierarchy described above, the following tables show the fair value of the Company’s financial assets and liabilities that are required to be measured at fair value (in thousands):

		Fair Value Measurements at
		December 31, 2011
			Significant
	Total Carrying	Quoted Prices	Other	Significant
	Value at	in Active	Observable	Unobservable
	December 31,	Markets	Inputs	Inputs
	2011	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and cash equivalents	$48,544	$48,544	$—	$—
Marketable securities- restricted	245	—	245	—
Total assets at fair value	$48,789	$48,544	$245	$—
Liabilities:
Warrant liability	$697	$—	$—	$697

		Fair Value Measurements at
		September 30, 2012
		(unaudited)
			Significant
	Total Carrying	Quoted Prices	Other	Significant
	Value at	in Active	Observable	Unobservable
	September 30,	Markets	Inputs	Inputs
	2012	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and cash equivalents	$23,412	$23,412	$—	$—
Marketable securities	37,256	—	37,256	—
Marketable securities- restricted	275	—	275	—
Long Term Investments	1,804	—	1,804	—
Total assets at fair value	$62,747	$23,412	$39,335	$—
Liabilities:
Warrant liability	$1,463	$—	$—	$1,463

The Company’s Level 1 assets include money market funds, and U.S. Treasuries and government agency debt securities with quoted prices in active markets. At December 31, 2011, Level 2 assets include mutual funds in which the SERP assets are invested. At September 30, 2012 such assets include mutual funds in which the SERP assets are invested, commercial paper and corporate bonds and other fixed income securities. Level 2 securities are valued using third-party pricing sources that apply applicable inputs and other relevant data into their models to estimate fair value.

Level 3 liabilities include the fair market value of outstanding warrants to purchase Common Stock recorded as a derivative liability. Prior to the IPO on May 1, 2012, these warrants provided the right to purchase Series A Preferred Stock that were converted to the right to purchase common stock upon the completion of the IPO. At December 31 , 2011, the fair value of the preferred stock warrant liability was calculated using a probability-weighted expected return model (PWERM). At September 30, 2012 the fair value of the common stock warrant liability was calculated using a Monte-Carlo simulation on a Black-Scholes lattice model with the following assumptions:

Exercise Price	$4 - $5 per share
Volatility	80%
Stock Price as of September 30, 2012	$11.55 per share
Term	8.3 - 9.3 years
Dividend Yield	0.0%
Risk-Free Rate	1.4% - 1.5%

Significant changes to these assumptions would result in increases/decreases to the fair value of the outstanding warrants.

Changes in the fair value of the warrants are recognized in Other Income (Expense) on the Consolidated Statement of Operations.  The following table presents information about the Company’s common stock warrant liability as of September 30, 2012:

Nine Months Ended
September 30, 2012
(in thousands)
(unaudited)

Balance at December 31, 2011	$697
Changes in fair value of warrants included in other income (expense)	766

Balance at September 30, 2012	$1,463

Inventory

Inventories, which are recorded at the lower of cost or market, include materials, labor and other direct and indirect costs and are valued using the first-in, first-out method. The Company capitalizes inventories produced in preparation for commercial launches when the related product candidates are considered likely to receive regulatory approval and it is probable that the related costs will be recoverable through the commercial sale of the product.

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

Computer equipment	3 years
Software	3 years
Lab and office equipment	5 years
Furniture	7 years
Leasehold Improvements	Shorter of lease term or useful life
Manufacturing equipment	5 - 10 years

Intangible Assets

Intangible assets consist primarily of purchased patents. Patents are carried at cost less accumulated amortization, which is calculated on a straight-line basis over the estimated useful lives of the patents, generally estimated to be ten years. The carrying value of the patents is assessed for impairment annually during the fourth quarter of each year, or more frequently if impairment indicators exist.

Deferred Financing Costs

Deferred financing costs consist of financing syndication costs incurred by the Company in connection with the closing of the Company’s notes payable as well as legal, accounting and other costs incurred in connection with preparing for the Company’s IPO.  The Company amortizes the deferred financing costs associated with its notes payable over the term of the related debt (i.e. 3.5-4.0 years) using the effective interest method. On May 1, 2012, concurrent with the closing of the IPO, the Company reclassified all previously deferred financing costs related to the IPO as a charge against the proceeds received.

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

Revenue Recognition

The Company’s revenues have been generated through collaboration and research and development agreements. These agreements include fees for development services provided to customers, payments for achievement of specified development, regulatory and sales milestones, and, to a lesser extent, upfront license payments, which comprise the Company’s development and milestone revenue. The Company records any amounts received in advance of services performed as deferred revenue and recognizes the amount ratably over the period it is earned.

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

Non-refundable license fees are recognized as revenue when the Company has a contractual right to receive such payment, the contract price is fixed or determinable, the collection of the resulting receivable is reasonably assured, and the Company has no further significant performance obligations in exchange for the license.

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

• the amount of the milestone payment is reasonable in relation to the effort expended or the risk associated with achievement of the milestone; and

• a reasonable amount of time passes between the up-front license payment and the first milestone payment as well as between each subsequent milestone payment.

Determination as to whether a payment meets the aforementioned conditions involves management’s judgment. If any of these conditions are not met, the resulting payment would not be considered a substantive milestone, and therefore the resulting payment would be considered part of the overall consideration for the work being performed.  Accordingly, revenue would be recognized over the anticipated life of the agreement.

The Company’s milestone revenues were approximately $0 and $750,000 for the three and nine months ended September 30, 2011 and $0 and $150,000 for the three and nine months ended September 30, 2012, respectively.

Research and Development Costs

Research and development expenditures are expensed as incurred. Research and development costs primarily consist of employee-related expenses, including salaries and benefits; expenses incurred under agreements with contract research organizations, investigative sites, and consultants that conduct the Company’s clinical trials; the cost of acquiring and manufacturing clinical trial materials; the cost of manufacturing materials used in process validation, to the extent that those materials are manufactured prior to receiving regulatory approval for those products, facilities costs that do not have an alternative future use; related depreciation and other allocated expenses; license fees for and milestone payments related to in-licensed products and technologies; stock-based compensation expense; and costs associated with non-clinical activities and regulatory approvals.

Stock-Based Compensation

Employee stock-based compensation is measured based on the estimated fair value on the grant date. The grant date fair value is calculated using the Black-Scholes option-pricing model, which requires the use of subjective assumptions including volatility, expected term, risk-free rate, and the fair value of the underlying common stock. For awards that vest based on service conditions, the Company recognizes expense using the straight-line method less estimated forfeitures. The Company has awarded non-vested stock.  Subsequent to its IPO, the fair value of the Company’s common stock is based on observable market prices. The Company recognizes the estimated fair value of stock options on a straight-line basis over the requisite service period as the awards vest, and the estimated fair value of compensation expense associated with ESPP awards over the contribution period.

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

Warrant Liability

In January 2011, the Company entered into a secured credit facility pursuant to a loan and security agreement with certain lenders, which was subsequently amended in December 2011, providing for term loans of up to an aggregate of $30.0 million. In connection with the drawdown of $15.0 million under the secured credit facility on January 26, 2011, the Company issued to its lenders warrants to purchase an aggregate of 375,000 shares of the Company’s Series A Preferred Stock at an exercise price of $1.00 per share. The warrants became exercisable immediately and expire on January 26, 2021. Upon completion of the Company’s initial public offering on May 1, 2012, the lender warrants converted into warrants to purchase 93,750 shares of common stock at an exercise price of $4.00 per share. These warrants are recorded as a derivative liability and, as such, the Company reflects the warrant liability at fair value in the consolidated balance sheets. The fair value of this derivative liability is remeasured at the end of every reporting period and the change in fair value is reported in the consolidated statements of operations as other income (expense). As of December 31, 2011 and September 30, 2012, the fair value was estimated to be approximately $460,000 and $937,000, respectively. The change in fair value of approximately $477,000 has been recorded in other income (expense) in the Company’s consolidated statements of operations for the nine months ended September 30, 2012.

In connection with the drawdown of the second $15.0 million under the secured credit facility on December 30, 2011, the Company issued to its lenders warrants to purchase an aggregate of 200,000 shares of the Company’s Series A Preferred Stock at an exercise price of $1.50 per share. The warrants became exercisable immediately and expire on December 30, 2021. Upon completion of the Company’s initial public offering on May 1, 2012, the warrants converted into warrants to purchase 49,999 shares of common stock at an exercise price of $5.00 per share. These warrants are recorded as a derivative liability and, as such, the Company reflects the warrant liability at fair value in the consolidated balance sheets. The fair value of this derivative liability is remeasured at the end of every reporting period and the change in fair value is reported in the consolidated statements of operations as other income (expense). As of December 31, 2011 and September 30, 2012, the fair value was estimated to be approximately $237,000 and $526,000, respectively.  The change in fair value of approximately $289,000 has been recorded in other income (expense) in the Company’s consolidated statements of operations for the nine months ended September 30, 2012.

The terms of the warrant agreements provide for “down-round” anti-dilution adjustment for the warrants in certain situations whereby the Company sells or issues (a) shares at a price per share less than the exercise price of the warrants, or (b) equity-linked financial instruments with strike prices less than the exercise price of the warrants. As a result of this “down round” provision, the warrants continue to be classified as derivative liability.

Prior to completion of the Company’s IPO, the fair value of the preferred stock warrants was estimated in accordance with the guidance outlined in the American Institute of Certified Public Accountants’ Practice Aid, Valuation of Privately-Held-Company Equity Securities Issued as Compensation (the Technical Practice Aid). Several objective and subjective factors were considered when valuing each equity security and related warrant at a valuation date. The Company utilized the probability weighted expected return method,” PWERM”, to estimate the fair value of the preferred stock warrants. Under the PWERM, the value of each equity security and warrant was estimated based upon an analysis of future values for the entire equity instrument assuming various future outcomes. Share value was based upon the probability-weighted present value of the expected outcomes, as well as the rights of each class of preferred and common stock. A probability was estimated for each possible event based on the facts and circumstances as of the valuation date.

Subsequent to the completion of the Company’s IPO, which occurred on May 1, 2012, the fair value of the common stock warrants is determined using a Black-Scholes model within a Monte-Carlo framework. The Monte-Carlo simulation is a generally accepted statistical method used to estimate fair value based on the application of subjective assumptions, consistently applied for each period, including the probability, timing and magnitude of our issuance of additional common stock in future financings. This valuation is computed at the end of each fiscal quarter to reflect conditions at each valuation date until the warrants are exercised or they expire. In addition to assumptions regarding future equity financings, consideration is also given to the current stock price, anticipated stock volatility going forward, and the anti-dilution provisions embedded in the warrant agreements. In October 2012, 101,667 of these warrants were exercised (See Footnote 8).

Loss Per Share

Basic loss per common share is determined by dividing loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period, without consideration of common stock equivalents. Diluted earnings per share is computed by dividing the earnings attributable to common stockholders by the weighted-average number of common share equivalents outstanding for the period. The treasury stock method is used to determine the dilutive effect of the Company’s stock option grants, warrants and potential employee stock purchase plans (“ESPP”) and the if-converted method is used to determine the dilutive effect of the Company’s Series A Preferred Stock. The weighted-average shares used to calculate both basic and diluted loss per share are the same. The following common stock equivalents were excluded in the calculation of diluted loss per share because their effect would be anti-dilutive:

	Three months ended September 30,		Nine months ended September 30,
	2011	2012	2011	2012
Series A Preferred Stock	12,249,998	—	12,249,998	5,409,671
Warrants Outstanding	20,364	91,184	26,227	71,662
Stock Options, Non-vested Stock Options and ESPP awards	404,856	346,783	429,442	290,029

4. Property and Equipment

Property and equipment consists of the following (in thousands):

	December 31,	September 30,
	2011	2012
		(unaudited)

Computer equipment	$586	$604
Software	209	209
Lab equipment and furniture	3,465	3,707
Leasehold improvements	1,486	1,778
	5,746	6,298
Less accumulated depreciation and amortization	(4,436)	(4,914)
	$1,310	$1,384

Depreciation expense on property and equipment was $167,000 and $479,000 for the three and nine months ended September 30, 2011 and $154,000 and $478,000 for the three and nine months ended September 30, 2012, respectively.

5. Purchased Patents

The Company acquired certain patents in 2005. The following sets forth the gross carrying amount and related accumulated amortization of the patents (in thousands):

September 30, 2012
		December 31, 2011		(unaudited)
	Weighted-	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Average Life	Amount	Amortization	Amount	Amortization
(in thousands)

Purchased Patents	10.0	$2,292	$1,380	$2,292	1,552

Amortization expense was approximately $57,000 for the three months ended September 30, 2011 and 2012 and was approximately $172,000 for the nine months ended September 30, 2011 and 2012. The net book value of intangible assets as of December 31, 2011 and September 30, 2012 was approximately $0.9 million and $0.7 million, respectively.

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

The Company may voluntarily prepay all, but not less than all, outstanding term loans under its secured credit facility at any time, subject to the payment of a premium. With respect to any prepayment, the premium is 5.0%, if such prepayment is made before the amortization date (i.e. to reduce a debt by making payments against the principal balance in installments or regular transfers), 2.0% if such prepayment is made during the 15-month period after the amortization date, and 1.0%, if such prepayment is made thereafter. Upon the maturity of any outstanding term loans or the acceleration or prepayment thereof, the Company will also be required to make a final payment equal to 2.5% of the aggregate principal amount, or $750,000, of the term loans borrowed under the secured credit facility. This final payment is being recorded as additional interest expense over the term of the loans.

The Company capitalized financing costs of approximately $498,000 in issuing the secured notes payable, which are being amortized to interest expense over the term of the debt. The balance of deferred financing costs was approximately $378,000 and $270,000 at December 31, 2011 and September 30, 2012, respectively. The carrying value of the secured notes payable at December 31, 2011 and September 30, 2012 includes debt discount of $514,000 and $374,000, respectively, related to the estimated fair value of the warrants issued in connection with the issuance of the notes.  The Company recorded interest expense related to the secured notes payable of approximately $412,500 and $739,000 for the three months ended September 30, 2011 and 2012, and $1,127,500 and $2,358,000 for the nine months ending September 30, 2011 and 2012, respectively.

All obligations under the secured credit facility are secured by substantially all of the Company’s existing property and assets (excluding its intellectual property) and subject to certain exceptions, by a pledge of the capital stock of the Company’s U.K. subsidiary and any future subsidiary.

7.  Collaboration Agreement

In August 2012, the Company executed a Development and Licensing Agreement (Stendhal License Agreement) with Especificos Stendhal, S.A., DE C.V. (Stendhal) that provided Stendhal with an exclusive license of the Company’s intellectual property underlying the Trokendi XR product in the defined territory. The license included the right to the Company’s patents, proprietary information, and know-how of the Company’s drug-delivery technology and pharmaceutical product underlying its Trokendi XR product. Stendhal is responsible for all costs associated with clinical development, approval, commercialization and distribution of the product in the defined territory, which may be expanded upon certain events. The Company will receive $1.8 million of deferred revenue that will be recognized as revenue on a straight-line basis over its substantive obligation period of twelve years.  As of September 30, 2012 $0.5 million of this amount has been recorded as deferred revenue.  The Company monitors this estimate on a quarterly basis to determine if facts and circumstances may have changed that would require a prospective adjustment to the recognition period.  The Company may receive up to $1.8 million in future milestone payments, based on certain milestones defined in the Stendhal License Agreement.

8.  Subsequent Event

On October 5, 2012, the Company received notification that one of the venture debt holders was exercising their warrants.  A total of 101,667 warrants were exercised using the net share method.  Accordingly, the Company issued 64,309 shares of common stock to the venture debt holder.

On October 19, 2012, the Company received approval from the Food & Drug Administration (the “FDA”) for Oxtellar XRTM (“Oxtellar XR”), a novel once-daily extended release formulation of oxcarbazepine (formerly known as SPN-804).

On October 30, 2012 the Company received notification that the U.S. Patent and Trademark Office issued two patents covering Trokendi XR.

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

Solely for convenience, the trade names in this Form 10-Q are referred to without the TM symbols, but such references should not be construed as any indicator that the Company will not assert, to the fullest extent under applicable law, our rights thereto.

Overview

We are a specialty pharmaceutical company focused on developing and commercializing products for the treatment of central nervous system, or CNS, diseases.  Our extensive experience in product development has been built over the past 20 years: initially as a standalone development organization, then as a U.S. subsidiary of Shire plc and, upon our acquisition of substantially all of the assets of Shire Laboratories Inc. in late 2005, as Supernus Pharmaceuticals, Inc.  We are developing several product candidates in neurology and psychiatry to address large market opportunities in epilepsy and attention deficit hyperactivity disorder, or ADHD, including ADHD patients with impulsive aggression.

Our two epilepsy products are Trokendi XR, formerly known as SPN-538 (extended release topiramate), for which the Food and Drug Administration (the FDA) granted tentative approval on June 25, 2012, and Oxtellar XR (extended release oxcarbazepine) for which we have received approval from the FDA on October 19, 2012. The final approval for Trokendi XR may not be made effective until the period of marketing exclusivity protection associated with safety information regarding a specific pediatric population expires on June 22, 2013. We are not required to complete any additional clinical trials for Trokendi XR. We anticipate the commercial launch of Oxtellar XR to occur during the first quarter of 2013 and the commercial launch of Trokendi XR to occur during the third quarter of 2013 assuming the receipt of final approval by the FDA.

We are also developing treatments for new indications in diseases such as ADHD and its coexisting disorders. We are developing SPN-810 (molindone hydrochloride), which is currently in a Phase IIb trial, as a novel treatment for impulsive aggression in patients who are being treated for ADHD, and are well controlled for ADHD on their existing medications. This trial is fully recruited with 121 patients. If approved by the FDA, SPN-810 could be the first product available to address this serious, unmet medical need. SPN-810 is based on molindone hydrochloride, which was previously marketed in the United States as an anti-psychotic to treat schizophrenia under the trade name Moban. In addition, SPN-812, which completed a Phase IIa trial, is being developed as a novel non-stimulant treatment for ADHD. SPN-812 is a selective norepinephrine reuptake inhibitor that we believe could be more effective and have a better side effect profile than other non-stimulant treatments for ADHD. In addition, because the active ingredient of SPN-812 has demonstrated efficacy as an antidepressant in Europe, this product candidate, if studied in that specific patient population and shown to be effective, may provide increased benefit to an estimated 40% of ADHD patients who suffer from depression.

In addition to these lead products and product candidates, we have a number of other product candidates in various stages of development such as SPN-809, which would represent a novel mechanism of action for the U.S. antidepressant market.

We intend to market our product candidates in the United States through our focused sales force targeting specialty physicians, including neurologists and psychiatrists. We believe our broad and diversified portfolio of product candidates provides us with multiple opportunities to achieve our goal of becoming a leading specialty pharmaceutical company focused on CNS diseases. We use our proprietary technologies to enhance the therapeutic benefits of approved anti-epileptic drugs, or AEDs through advanced extended release formulations.  Our technologies have led to the tentative approval of Trokendi XR and approval of Oxtellar XR during 2012, both of which are novel oral once-daily extended release formulations of topiramate and oxcarbazepine, respectively, for the treatment of epilepsy. Immediate release formulations of topiramate and oxcarbazepine are available in generic form and are marketed under the brand names of Topamax and Trileptal, respectively. According to IMS Health, peak sales of Topamax and Trileptal represented an estimated 25.8% and 8.1% of the total seizure disorder market in 2008 and 2006, respectively. We believe there is a significant unmet need for extended release products, such as Trokendi XR and Oxtellar XR, for the treatment of epilepsy. Extended release products have been shown to improve compliance, increase seizure control, reduce side effects and improve tolerability as compared to immediate release products.

Historically, our revenues have been generated through research and development agreements, which included fees for development services provided to customers and payments for achievement of specified development, regulatory and sales milestones, as well as royalties on product sales of licensed products, Oracea, Sanctura XR, and Intuniv. Since our inception in 2005, we have generated no revenue from product sales and have incurred significant operating losses. As of September 30, 2012, we had an accumulated deficit of approximately $72.7 million and a total stockholders’ equity of approximately $24.6 million. We expect to incur net losses and negative cash flow from operating activities for the foreseeable future as we continue to develop our product candidates and seek marketing approval and, subject to obtaining such approval, the eventual commercialization of Trokendi XR and Oxtellar XR, as well as our other product candidates.

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

There were no significant changes in critical accounting policies from those at December 31, 2011. During the nine months ended September 30, 2012, we consistently applied the critical accounting policies discussed in the Registration Statement, which contained our financial statements for the years ended December 31, 2009, 2010 and 2011.  For a complete discussion regarding these critical accounting policies, refer to the Registration Statement.

Inventories, which are recorded at the lower of cost or market, include materials, labor and other direct and indirect costs and are valued using the first-in, first-out method. The Company capitalizes inventories produced in preparation for commercial launches when the related product candidates are considered likely to receive regulatory approval and it is probable that the related costs will be recoverable through the commercialization of the product.  Following the receipt of tentative approval for Trokendi XR from the FDA on June 25, 2012, the Company began capitalizing validation batch manufacturing costs, to the extent that those validation lots are expected to be sold commercially after the product launch.

Results of Operations

Comparison of the Three Months Ended September 30, 2011 and September 30, 2012

	Three Months Ended
	September 30,		Increase/
	2011	2012	(decrease)
	(unaudited)
	(in thousands)

Revenues	$11	$91	80

Operating Expenses
Research and development	8,425	8,306	(119)
Selling, general and administrative	1,501	4,075	2,574
Total operating expenses	9,926	12,381
Operating loss from continuing operations	(9,915)	(12,290)
Interest income and other income (expense), net	263	(312)	(575)
Interest expense	(499)	(880)	381
Total other income (expense)	(236)	(1,192)
Loss from continuing operations	$(10,151)	$(13,482)
Income from discontinued operations, net of tax	417	—	(417)
Net Loss	$(9,734)	$(13,482)

Revenues

During the three month periods ended September 30, 2011 and 2012, we recognized revenues related to licensing fees from our partners.  Following the anticipated launches of Oxtellar XR and Trokendi XR in 2013, we expect to recognize revenue from commercial sales.

Our revenues were approximately $91,000 for the three months ended September 30, 2012 compared to $11,000 for the same period in 2011, representing an increase of $80,000. This increase was principally attributable to agreements to license Trokendi XR and Oxtellar XR outside of the United States of America.

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

• stock-based compensation expense to employees and consultants engaged in research and development activities; and

• costs associated with non-clinical activities and regulatory approvals.

For the three months ended September 30, 2011 and 2012, we incurred research and development expenses related to the following products:

	Three Months Ended September 30,
	2011	2012
	(unaudited)
	(in thousands)
Trokendi XR	$3,767	$1,451
Oxtellar XR	1,373	2,201
SPN-810	1,461	1,711
SPN-812 and SPN-809	146	1,011
Development expenses - general	1,678	1,932

Total research and development expenses	$8,425	$8,306

Our research and development expenses were $8.3 million for the three months ended September 30, 2012, compared to $8.4 million for the same period in 2011, a decrease of $0.1 million or 1%. This decrease is attributable to lower clinical trial costs for Trokendi XR of approximately $2.3 million, partially offset by additional costs incurred primarily for validation batches for Oxtellar XR and an increase in costs for the clinical trials of SPN-810.

Selling, General and Administrative Expense.  Our selling, general and administrative expenses were $4.1 million for the three months ended September 30, 2012 compared to $1.5 million for the same period in 2011, representing an increase of approximately $2.6 million or approximately 171%. This increase is mainly due to an increase in sales and marketing costs associated with preparing for launches of Oxtellar XR and Trokendi XR, which are now expected during the first and third quarters of 2013, respectively.

Interest Income and Other Income (Expense), Net.    Interest income and other income (expense), net was $0.3 million income for the three months ended September 30, 2012  and $0.3 million expense for the three months ended September 30, 2011. The decrease is primarily the result of foreign currency fluctuations and an increase in marketable securities.

Interest Expense.    Interest expense was approximately $ 0.9 million for the three months ended September 30, 2012 compared to $0.5 million for the same period in 2011. This increase is primarily due to the drawdown of the second $15.0 million under our secured credit facility in December 2011.

Loss from continuing operations.    Loss from continuing operations was $13.5 million for the three months ended September 30, 2012 compared to a loss of $10.2 million for the same period in 2011. This increase was primarily due to the increase in sales and marketing costs.

Income from discontinued operations.    Income from discontinued operations was $0.4 million for the three months ended September 30, 2011. There were no activities related to discontinued operations in 2012 as we sold our membership interests in TCD Royalty Sub, LLC in December 2011.

Comparison of the Nine Months Ended September 30, 2011 and September 30, 2012

	Nine Months Ended
	September 30,		Increase/
	2011	2012	(decrease)
	(unaudited)
	(in thousands)

Revenues	$761	$391	(370)

Operating Expenses
Research and development	23,126	18,367	(4,759)
Selling, general and administrative	5,143	11,450	6,307
Total operating expenses	28,269	29,817
Operating loss from continuing operations	(27,508)	(29,426)
Interest income and other income (expense), net	59	(574)	(633)
Interest expense	(1,357)	(2,771)	1,414
Total other income (expense)	(1,298)	(3,345)
Loss from continuing operations	$(28,806)	$(32,771)
Income from discontinued operations, net of tax	646	—	(646)
Net Loss	$(28,160)	$(32,771)

Revenues

During the nine month periods ended September 30, 2011 and 2012, we recognized revenues related to licensing fees and milestone payments associated with our licensing agreements.  Following the anticipated launches of Oxtellar XR and Trokendi XR in 2013, we expect to recognize revenue from commercial sales.

Our revenues were approximately $0.4 million for the nine months ended September 30, 2012 compared to $0.8 million for the same period in 2011, representing a decrease of $0.4 million. This decrease was principally attributable to a one-time milestone payment of $0.8 million received in 2011 under our license agreement with United Therapeutics offset by recognition of revenue under our agreements with Stendhal in 2012.

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

• stock-based compensation expense to employees and consultants engaged in research and development activities; and

• costs associated with non-clinical activities and regulatory approvals.

For the nine months ended September 30, 2011 and 2012, we incurred research and development expenses related to the following products:

	Nine Months Ended September 30,
	2011	2012
	(unaudited)
	(in thousands)
Trokendi XR	$5,675	$3,205
Oxtellar XR	8,475	3,458
SPN-810	2,919	3,970
SPN-812 and SPN-809	623	1,461
Development expenses - general	5,434	6,273

Total research and development expenses	$23,126	$18,367

Our research and development expenses were $18.4 million for the nine months ended September 30, 2012, compared to $23.1 million for the same period in 2011, a decrease of $4.7 million or 21%. This decrease was attributable to a decrease in clinical trial costs for Oxtellar XR of approximately $5.0 million as the Phase III trial for Oxtellar XR was substantially completed by the first quarter of 2012.  This decrease was partially offset by increases in clinical trial costs for SPN-810 and general expenses.

Selling, General and Administrative Expense.  Our selling, general and administrative expenses were $11.5 million for the nine months ended September 30, 2012 compared to $5.1 million for the same period in 2011, representing an increase of approximately $6.4 million or approximately 123%. This increase is mainly due to an increase in sales and marketing costs associated with preparing for launches of Oxtellar XR and Trokendi XR which are now expected to occur during the first and third quarters of 2013, respectively.

Interest Income and Other Income (Expense), Net.    Interest income and other income (expense), net was approximately $0.6 million expense for the nine months ended September 30, 2012 compared to $0.1 million for the same period in 2011, representing an decrease of $0.7 million. The decrease is primarily the result of an increase in warrant income valuations during the nine months ended September 30, 2012 offset by fluctuations in foreign currency rates.

Interest Expense.    Interest expense was approximately $2.8 million for the nine months ended September 30, 2012 compared to $1.4 million for the same period in 2011. This increase is primarily due to the drawdown of the second $15.0 million under our secured credit facility in December 2011.

Loss from continuing operations.    Loss from continuing operations was $32.8 million for the nine months ended September 30, 2012 compared to a loss of $28.8 million for the same period in 2011. This increase is primarily due to the increase in sales and marketing costs offset by the decrease in clinical trial costs.

Income from discontinued operations.    Income from discontinued operations was $0.6 million for the nine months ended September 30, 2011. There were no activities related to discontinued operations in 2012 as we sold our membership interests in TCD Royalty Sub, LLC in December 2011.

Liquidity and Capital Resources

Cash, cash equivalents and marketable securities at September 30, 2012 were $23.4 million, a decrease of $25.1 million from $48.5 million at December 31, 2011. This decrease is primarily due to continued losses from operations as we build towards two product launches in 2013, offset by the proceeds received from the IPO in May 2012. Although it is difficult to predict future liquidity requirements, we believe that the net proceeds from our IPO, together with our existing unrestricted cash, cash equivalents and marketable securities, and anticipated future product revenues, should be sufficient to fund operations as currently planned into the second quarter of 2013. Successful transition to profitability is dependent upon achieving a level of revenues adequate to support our cost structure, which we do not expect in the near term, if at all. We cannot assure you that we will ever be profitable or generate positive cash flow from operating activities.

As of September 30, 2012 we had drawn down $30.0 million of term loans.  Our expected principal repayments over the next four years are (in thousands):

YEAR	Principal
2012	$2,756
2013	11,809
2014	10,847
2015	569
Total	$25,981

We expect to continue to incur substantial additional operating losses for the foreseeable future as we continue to develop our product candidates and seek marketing approval and, subject to obtaining such approval, the eventual commercialization of Trokendi XR, Oxtellar XR and our other product candidates. With the marketing approval of Oxtellar XR, and if we obtain marketing approval for Trokendi XR, we will incur significant sales, marketing and outsourced manufacturing expenses. In addition, we expect to incur additional expenses to add operational, financial and information systems and personnel to support our planned product commercialization efforts.

Our anticipated cash burn for calendar year 2012 is in the range of $55 million to $60 million.  Our future use of operating cash and capital requirements will depend on many forward-looking factors, including the following:

•                  The receipt of marketing approval from the FDA for Trokendi XR;

•                  The extent to which the FDA may require us to perform additional precommercial manufacturing activities for Oxtellar XR and Trokendi XR;

•                  The costs of our commercialization activities for Oxtellar XR and Trokendi XR if it receives final approval by the FDA;

•                  The cost of purchasing manufacturing and other capital equipment for our potential products;

•                  The cost and availability of active chemical ingredients and other manufacturing components required to supply a finished product;

•                  The scope, progress, results and costs of development for our product candidates;

•                  The cost, timing and outcome of regulatory review of our product candidates;

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

We anticipate we will need to obtain additional capital for the commercial launch of Trokendi XR, through equity offerings, debt financing and/or new or existing licensing and research collaboration agreements or any combination thereof. We expect that our progress in the development of our product candidates may provide sufficient value inflection milestones, based on which we may be able to seek additional funding. The type, timing, and terms of financing will depend upon our cash needs, the availability of financing sources and the prevailing conditions in the financial markets. There can be no assurance that such financing will be available to us at any given time or available on favorable terms, if at all. If sufficient funds on acceptable terms are not available when needed, we could be required to significantly reduce operating expenses and delay, reduce the scope of, or eliminate one or more of our development programs, which may have a material adverse effect on our business, results of operations and financial condition. In addition, additional debt financing, if available, would result in increased fixed payment obligations and may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. Any debt financing or additional equity that we raise may contain terms, such as liquidation and other preferences that are not favorable to us or our stockholders. If we raise additional funds through collaboration and licensing arrangements with third parties, it may be necessary to relinquish valuable rights to our technologies, future revenue streams or product candidates or to grant licenses on terms that may not be favorable to us.

Cash Flows

The following table sets forth the major sources and uses of cash for the periods set forth below:

	Nine Months Ended September 30,
	2011	2012
	(unaudited)
	(in thousands)
Net cash (used in) provided by:
Operating activities
From continuing operations	$(30,068)	$(31,059)
From discontinued operations	2,141	—

Investing activities
From continuing operations	$8,471	$(39,613)
From discontinued operations	—	—

Financing Activities
From continuing operations	$14,296	$45,540
From discontinued operations	(2,096)	—

Net decrease in cash and cash equivalents	$(7,256)	$(25,132)

Operating Activities

Net cash used in operating activities from continuing operations for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011 increased by $1.0 million. This change in cash flows from operating activities was primarily the result of an increase in loss of $4.6 million for the nine months ended September 30, 2012 offset by increases of $1.9 million between the two periods related to net changes in working capital and approximately $1.1 million in non-cash items. The largest portion of the net changes in working capital related to a $512,000 increase in cash reimbursements for tenant improvements, which are recorded as deferred rent in 2011, and $3.1 million increase in account payables and accrued expense balances in 2012.

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

Net cash used in investing activities from continuing operations for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011 decreased by $48 million.   This decrease was primarily the result of using cash and cash equivalents received in our IPO to purchase marketable securities.

Financing Activities

Our net cash provided by financing activities from continuing operations was $45.5 million for the nine months ended September 30, 2012, as compared to $14.3 million for the nine months ended September 30, 2011.  This increase is due to the receipt of proceeds from our initial public offering of common stock in May 2012.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The primary objective of our investment activities is to preserve our capital to fund operations. We also seek to maximize income from our investments without assuming significant risk. Our exposure to market risk is confined to our cash, cash equivalents and marketable securities. As of September 30, 2012, we had unrestricted cash, cash equivalents and marketable securities of $62.5 million. We do not engage in any hedging activities against changes in interest rates. Because of the short-term maturities of our cash, cash equivalents and marketable securities, we do not believe that an increase in market rates would have any significant impact on the realized value of our investments. We do not have any foreign currency or other derivative financial instruments.

We contract with contract research organizations and investigational sites globally. We may be subject to fluctuations in foreign currency rates in connection with these agreements, primarily with respect to Euro denominated contracts. We do not hedge our foreign currency exchange rate risk. A hypothetical 10% appreciation in Euro exchange rates against the U.S. dollar from prevailing market rates would have increased our net loss by approximately $494,000 for the three months ended September 30, 2012. Conversely, a hypothetical 10% depreciation in Euro exchange rates against the U.S. dollar from prevailing market rates would have decreased our net loss by approximately $494,000 for the three months ended September 30, 2012. We do not believe that inflation and changing prices over the three and nine month periods ended September 30, 2011 and 2012 had a significant impact on our consolidated results of operations.

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

We conducted an evaluation, and under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(b) and 15d-15(b) under the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2012.

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

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal control over financial reporting during the nine months ended September 30, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)           Sales of Unregistered Securities.

During the quarter ended September 30, 2012, the Company granted options to an employee to purchase an aggregate of 95,000 shares of common stock at exercise price of $12.92 per share.  The options are exercisable for a period of ten years from the grant date.  These issuances were exempt from registration in reliance on Section 4(2) of the Securities Act as transactions not involving any public offering.

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

Item 5. Other Information

None

Item 6. Exhibits

The following exhibits are filed or furnished as part of this Quarterly Report on Form 10-Q:

10.1 Offer Letter to Executive Officer.

10.2 Compensatory Arrangements with Executive Officers.

10.3 Compensatory Arrangements with Executive Officers.

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

SUPERNUS PHARMACEUTICALS, INC.

DATED: November 2, 2012	By:	/s/ Jack A. Khattar
Jack A. Khattar
President and Chief Executive Officer

DATED: November 2, 2012	By:	/s/ Gregory S. Patrick
Gregory S. Patrick
Vice President and Chief Financial Officer

EXHIBIT INDEX

Number	Description

10.1	Offer Letter to Executive Officer.

10.2	Compensatory Arrangements with Executive Officers.

10.3	Compensatory Arrangements with Executive Officers.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document