Form 10-Q
period 2013-03-31
SUPERNUS PHARMACEUTICALS INC
filed 2013-05-15
CIK 1356576

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of the close of business on May 10, 2013 was 30,985,416.

SUPERNUS PHARMACEUTICALS, INC.

FORM 10-Q — QUARTERLY REPORT

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2013

PART I — FINANCIAL INFORMATION

Supernus Pharmaceuticals, Inc.

Consolidated Balance Sheets

(in thousands, except share amounts)

	March 31,	December 31,
	2013	2012
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$18,909	$40,302
Marketable securities	50,983	48,206
Accounts Receivable, net	1,650	—
Interest Receivable	672	664
Inventories	3,113	1,152
Prepaid expenses and other	861	994
Deferred financing costs, current	144	144
Total current assets	76,332	91,462
Property and equipment, net	1,687	1,421
Purchased patents, net	626	683
Other assets	363	334
Deferred financing costs, long-term	53	89

Total assets	$79,061	$93,989

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$10,903	$10,666
Deferred product revenue, net	3,551	—
Deferred licensing revenue	417	508
Secured notes payable, net of discount	12,137	11,809
Total current liabilities	27,008	22,983
Deferred licensing revenue, net of current portion	774	309
Secured notes payable, net of current portion and discount	7,975	11,088
Other non-current liabilities	1,860	1,788
Warrant liability	172	251
Total liabilities	37,789	36,419

Stockholders’ equity:
Series A preferred stock, $0.001par value - 65,000,000 shares authorized at March 31, 2013 and December 31, 2012; zero shares issued and outstanding at March 31, 2013 and December 31, 2012	—	—
Common stock, $0.001 par value - 130,000,000 shares authorized at March 31, 2013 and December 31, 2012; 30,894,666 and 30,621,869 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively	31	31
Additional paid-in capital	145,999	143,851
Accumulated other comprehensive loss	(89)	(57)
Accumulated deficit	(104,669)	(86,255)
Total stockholders’ equity	41,272	57,570

Total liabilities and stockholders’ equity	$79,061	$93,989

See accompanying notes.

Supernus Pharmaceuticals, Inc.

Consolidated Statements of Operations

(in thousands, except share and per share data)

	Three months ended March 31,
	2013	2012
	(unaudited)

Revenues	$147	$208

Costs and expenses
Research and development	4,522	5,358
Selling, general and administrative	13,533	2,728

Total costs and expenses	18,055	8,086

Operating loss	(17,908)	(7,878)
Other income (expense):
Interest income	52	19
Interest expense	(727)	(962)
Other income (expense)	169	(456)

Total other income (expense)	(506)	(1,399)

Net loss	(18,414)	(9,277)

Cumulative dividends on Series A convertible preferred stock	—	(858)

Net loss attributable to common stockholders	$(18,414)	$(10,135)

Loss per common share:
Basic and diluted	$(0.60)	$(6.05)

Weighted-average number of common shares:
Basic and diluted	30,875,424	1,676,442

See accompanying notes.

Supernus Pharmaceuticals, Inc.

Consolidated Statements of Comprehensive Loss

(in thousands)

	Three months ended March 31,
	2013	2012
	(unaudited)

Net loss	$(18,414)	$(9,277)
Other comprehensive loss:
Unrealized net (loss) gain on marketable securities	(32)	8
Other comprehensive (loss) income	(32)	8

Comprehensive loss	$(18,446)	$(9,269)

See accompanying notes.

Supernus Pharmaceuticals, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Three Months Ended March 31,
	2013	2012
	(unaudited)
Cash flows from operating activities
Net loss	$(18,414)	$(9,277)

Adjustments to reconcile loss to net cash used in operating activities:
Change in fair value of warrant liability	(79)	328
Unrealized (loss) gain on marketable securities	(32)	8
Depreciation and amortization	162	225
Amortization of deferred financing costs and debt discount	83	83
Stock-based compensation expense	337	52
Changes in operating assets and liabilities:
Accounts receivable	(1,650)	—
Interest receivable	(8)	—
Inventory	(1,961)	—
Prepaid expenses and other assets	133	(158)
Accounts payable and accrued expenses	238	(1,254)
Deferred product revenue, net	3,551	—
Deferred licensing revenue	373	(58)
Other non-current liabilities	44	(17)
Net cash used in operating activities	(17,223)	(10,068)

Cash flows from investing activities
Purchases of marketable securities	(15,643)	(21,806)
Sales and maturities of marketable securities	12,866	293
Purchases of property and equipment, net	(372)	(40)
Net cash used in investing activities	(3,149)	(21,553)

Cash flows from financing activities
Proceeds from issuance of common stock	1,936	49
Repayment of secured notes payable	(2,832)	(437)
Financing costs and underwriters discounts	(125)	(669)
Net cash used in financing activities	(1,021)	(1,057)

Net change in cash and cash equivalents	(21,393)	(32,678)
Cash and cash equivalents at beginning of period	40,302	48,544
Cash and cash equivalents at end of period	$18,909	$15,866

Supplemental cash flow information:
Cash paid for interest	$610	$688

See accompanying notes.

Supernus Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements

For the Three Months Ended March 31, 2013 and 2012
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

The Company is currently focused on the commercialization of Oxtellar XR and the anticipated commercialization of Trokendi XR (formerly known as SPN-538). Oxtellar XR received final approval from the Food and Drug Administration (FDA) on October 19, 2012 and the Company began the commercial launch of this product on February 4, 2013.  In addition, Trokendi XR received tentative approval from the FDA on June 25, 2012.  The Company anticipates the commercial launch of this product in the third quarter of 2013 pending receipt of final approval from the FDA.

2. Management’s Plans as to Continuing as a Going Concern

The Company’s Independent Auditor’s opinion with respect to the Financial Statements as of and for the period ended December 31, 2012 contained an explanatory paragraph regarding conditions that raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying unaudited financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Since inception, the Company has incurred, and continues to incur, significant losses from operations.

The Company’s current operating assumptions, which reflect management’s best estimate of future revenue and operating expenses, indicate that current cash on hand, including the cash proceeds received from the common stock offerings in 2012 and the issuance of the $90.0 million aggregate principal amount of the 7.50% Convertible Senior Secured Notes due 2019 (see Note 12), should be sufficient to fund operations through the end of 2014, by which time we expect to be cash flow break even.

3. Summary of Significant Accounting Policies

Basis of Presentation

The Company’s unaudited consolidated financial statements include the accounts of Supernus Pharmaceuticals, Inc. and Supernus Europe Ltd., These are collectively referred to herein as “Supernus” or “the Company.” All significant intercompany transactions and balances have been eliminated in consolidation. The Company’s unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (U.S. GAAP) for interim financial information. In the opinion of management, the consolidated financial statements reflect all adjustments necessary to fairly present the Company’s financial position, results of operations and cash flows for the periods presented. These adjustments are of a normal recurring nature.  The Company currently operates in one business segment.

Certain notes and other information have been omitted from the interim consolidated financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the Company’s 2012 Annual Report on Form 10-K.

The results of operations for the three months ended March 31, 2013 are not necessarily indicative of the Company’s future financial results.

Accounts Receivable

Accounts receivable are reported in the consolidated balance sheets at outstanding amounts, less an allowance for doubtful accounts if necessary and net of prompt pay discounts. The Company extends credit without requiring collateral. The Company writes off uncollectible receivables when the likelihood of collection is remote. The Company evaluates the collectability of accounts receivable on a regular basis. An allowance, when needed, is based upon various factors including the financial condition and payment history of customers, an overall review of collections experience on other accounts, and economic factors or events expected to affect future collections experience.

Revenue Recognition

Deferred Revenue

At the present time, the Company records shipments to wholesalers as deferred revenue.  Management is unable to reasonably estimate product returns and related product costs (primarily rebates, chargebacks and other sales deductions (defined below)) due to the lack of sufficient historical data for Oxtellar XR. Accordingly, the Company records deferred revenue at sales price net of expected costs and the cost of product shipped. The Company currently defers recognition of revenue and the related cost of product sales on shipments of Oxtellar XR.

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

Product Sales

The Company records revenue from product sales when persuasive evidence of an arrangement exists, delivery has occurred and title of the product and associated risk of loss has passed to the customer, the price is fixed or determinable, collection from the customer has been reasonably assured, all performance obligations have been met and returns and allowances can be reasonably estimated. Until then, the Company records shipments to wholesalers as deferred revenue.  Product sales are recorded net of accruals for estimated rebates, chargebacks, discounts, co-pay assistance and other accruals (collectively, “sales deductions”) and returns.

•                  Rebates. Allowances for rebates include mandated discounts under the Medicaid Drug Rebate Program as well as negotiated discounts with commercial health-care providers. Rebates are amounts owed after the final dispensing of products to a benefit plan participant and are based upon contractual agreements or legal requirements with public sector (e.g. Medicaid) and with private sector benefit providers. The allowance for rebates is based on statutory and contractual discount rates and expected claimed rebates paid to the plan providers utilization.  Estimates for expected claimed rebates are based in part on third party market research. Rebates are generally invoiced and paid quarterly in arrears so that the accrual balance consists of an estimate of the amount expected to be incurred for the current quarter’s activity, plus an accrual balance for known prior quarters’ unpaid rebates. If actual future rebates vary from estimates, we may need to adjust prior period accruals, which would affect revenue in the period of adjustment.

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

•                  Co-pay assistance. Patients who pay in cash or have commercial insurance and meet certain eligibility requirements may receive co-pay assistance from the Company. Liabilities for co-pay assistance will be based on actual program participation and estimates of program redemption using data provided by third-party administrators.

•                  Returns. Sales of our products are not subject to a general right of return; however, the Company will accept product that is damaged or defective when shipped directly from our warehouse or for expired product up to 12 months subsequent to its expiry date. Product that has been used to fill patient prescriptions is no longer subject to any right of return.

Our products are distributed through wholesalers and specialty distributors. Each of these distributors will take title to and ownership of the product upon physical receipt of the product and distribute these products to pharmacies. Until there is sufficient history of product sales, the Company cannot make a reasonable estimate of either future product returns, expected rebates and chargebacks, or expected sales deductions from the eventual sale of these products to healthcare providers. Therefore, the Company will not initially record revenue based upon the shipment of product to the distributors, even though the distributors are invoiced upon product shipment such revenue is booked as deferred revenue.  The Company will recognize revenue at the time the prescriptions for our products are filled and delivered to the patient end-user.  Until such time as the Company can reasonably estimate expected sales deductions and returns. At that time the Company will begin to recognize revenue at the time of shipment of product to the distributors reduced by estimated amounts for future returns and allowances.

On February 4, 2013, the Company launched Oxtellar XR, its first commercial product. We anticipate the launch of Trokendi XR to occur during the third quarter of 2013, pending receipt of final approval from the FDA.

Milestone Payments

Milestone payments have been recognized as revenue when the collaborative partner acknowledges completion of the milestone and substantive effort was necessary to achieve the milestone. Management may recognize revenue contingent upon the achievement of a milestone in its entirety in the period in which the milestone is achieved only if the milestone meets all the criteria to be considered substantive. Substantive milestone payments are recognized upon achievement of the milestone only if all of the following conditions are met:

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

The Company’s recorded milestone revenues were approximately, $0, and $150,000 during the three months ended March 31, 2013 and 2012, respectively.

Reclassifications

Within the December 31, 2012 consolidated balance sheet certain amounts have been reclassified within current assets and non-current liabilities to conform to the current year presentations and $279,000 of Marketable Securities-Restricted has been reclassed to non-current assets.  These reclassifications have been made to conform to current year presentation.

Recently Issued Accounting Pronouncements

In April 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, which amended interim and annual reporting requirements about accumulated other comprehensive income (AOCI). In interim periods, companies are required to report information about reclassifications out of AOCI and changes in AOCI balances. The provision of ASU 2013-02 became effective for the first quarter of 2013.  The adoption of ASU 2013-02 did not have a material effect on the Company’s consolidated results of operations, financial position or liquidity.

4.                                      Fair Value of Financial Instruments

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

The Company reports assets and liabilities that are measured at fair value using a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. This hierarchy maximizes the use of observable inputs and minimizes the use of unobservable inputs. The three levels of inputs used to measure fair value are as follows:

•                                          Level 1 — Inputs are unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.

•                                          Level 2 — Inputs are quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (interest rates, yield curves, etc.) and inputs that are derived principally from or corroborated by observable market data by correlation or other means (market corroborated inputs).

•                                          Level 3 — Unobservable inputs that reflect the Company’s own assumptions, based on the best information available, including the Company’s own data.

In accordance with the fair value hierarchy described above, the following tables show the fair value of the Company’s financial assets and liabilities that are required to be measured at fair value, in thousands:

		Fair Value Measurements at
		March 31, 2013
		(unaudited)
			Significant
	Total Carrying	Quoted Prices	Other	Significant
	Value at	in Active	Observable	Unobservable
	March 31,	Markets	Inputs	Inputs
	2013	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and cash equivalents	$18,909	$15,903	$3,006	$—
Marketable securities	50,983	—	50,983	—
Marketable securities - restricted (Other Assets)	308	—	308	—
Total assets at fair value	$70,200	$15,903	$54,297	$—
Liabilities:
Warrant liability	$172	$—	$—	$172

		Fair Value Measurements at
		December 31, 2012
			Significant
	Total Carrying	Quoted Prices	Other	Significant
	Value at	in Active	Observable	Unobservable
	December 31,	Markets	Inputs	Inputs
	2012	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and cash equivalents	$40,302	$31,561	$8,741	$—
Marketable securities	48,206	—	48,206	—
Marketable securities - restricted (Other Assets)	279	—	279	—
Total assets at fair value	$88,787	$31,561	$57,226	$—
Liabilities:
Warrant liability	$251	$—	$—	$251

The Company’s Level 1 assets include money market funds and U.S. Treasuries and government agency debt securities with quoted prices in active markets.  At March 31, 2013 and December 31, 2012, Level 2 assets include mutual funds in which the SERP assets are invested, commercial paper and corporate bonds and other fixed income securities. Level 2 securities are valued using third-party pricing sources that apply applicable inputs and other relevant data into their models to estimate fair value.

Level 3 liabilities include the fair market value of outstanding warrants to purchase Common Stock recorded as a derivative liability. The fair value of the common stock warrant liability was calculated using a Monte-Carlo simulation on a Black-Scholes model with the following assumptions as of March 31, 2013:

Exercise Price	$4 - $5 per share
Volatility	70%
Stock Price as of March 31, 2013	$5.62 per share
Term	7.6 - 8.7 years
Dividend Yield	0.0%
Risk-Free Rate	1.4% - 1.6%

Significant changes to these assumptions would result in increases/decreases to the fair value of the outstanding warrants.

Changes in the fair value of the warrants are recognized as Other Income (Expense) in the Consolidated Statements of Operations. The following table presents information about the Company’s common stock warrant liability as of March 31, 2013 and December 31, 2012 that is included in the Other Non-Current Liabilities line of the Consolidated Balance sheets, in thousands:

Three Months Ended
March 31, 2013
(unaudited)

Balance at December 31, 2012	$251
Changes in fair value of warrants included in earnings	(79)

Balance at March 31, 2013	$172

The carrying amounts of other financial instruments, including accounts receivable, accounts payable and accrued expenses, and secured notes payable approximate fair value due to their short-term maturities.

Unrestricted marketable securities held by the Company were as follows, in thousands:

At March 31, 2013:

Available for Sale	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate debt securities	$51,072	$0	$(89)	$50,983

At December 31, 2012:

Available for Sale	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate debt securities	$48,259	$1	$(54)	$48,206

The Company has not experienced any other-than-temporary losses on its marketable securities and restricted marketable securities.

5.                                      Inventories

Inventories consist of the following, in thousands:

	March 31,	December 31,
	2013	2012
	(unaudited)
Raw materials	$2,985	$1,152
Work-in-process	—	—
Finished goods	128	—
	$3,113	$1,152

There were no inventory reserves at March 31, 2013 and December 31, 2012. As of March 31, 2013 and December 31, 2012 the Company had recorded approximately $2.0 million and $0.9 million, respectively, of inventory related to raw materials for Trokendi XR, which has received tentative approval from the FDA. The remainder of the inventory for raw materials relates to Oxtellar XR.  We anticipate recovering these amounts through future product sales of Trokendi XR upon receipt of final approval.

The Company capitalizes inventories produced in preparation for commercial launches when it becomes probable that the related product candidates will receive regulatory approval and that the related costs will be recoverable through the commercial sale of the product.

Inventory is evaluated for impairment through consideration of factors such as the net realizable value, lower of cost or market, obsolescence, and expiry.  Inventories do not have carrying values that exceed either replacement cost or net realizable value.

6. Property and Equipment

Property and equipment consist of the following, in thousands:

	March 31,	December 31,
	2013	2012
	(unaudited)

Computer equipment	$623	$615
Software	209	209
Lab equipment and furniture	4,236	3,896
Leasehold improvements	1,803	1,779
	6,871	6,499
Less accumulated depreciation and amortization	(5,184)	(5,078)
	$1,687	$1,421

Depreciation expense on property and equipment for the three months ended March 31, 2013 and 2012 was approximately $106,000 and $167,000, respectively.

7. Purchased Patents

In connection with a purchase agreement with Shire Laboratories, Inc., the Company acquired certain patents in 2005. The following sets forth the gross carrying amount and related accumulated amortization of the patents, in thousands:

		March 31, 2013		December 31, 2012
(unaudited)
	Weighted-	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Average Life	Amount	Amortization	Amount	Amortization

Purchased patents	10.0	$2,292	$1,666	$2,292	$1,609

Amortization expense for the three months ended March 31, 2013 and 2012 was approximately $57,000 each period. The estimated annual aggregate amortization expense through December 31, 2015 is $229,000.

There were no indicators of impairment identified at March 31, 2013 or December 31, 2012.

8.  Accrued Liabilities

Accrued Liabilities are comprised of the following (and are included within the accounts payable and accrued expenses line item on the consolidated balance sheets), in thousands:

	March 31,	December 31,
	2013	2012
	(unaudited)
Accrued clinical trial costs	$2,898	$3,335
Accrued compensation	2,238	2,492
Interest payable	187	213
Other accrued liabilities	1,917	1,820
	$7,240	$7,860

Accrued clinical trial costs consist primarily of investigator fees, contract research organization services and laboratory costs.  Other accrued expenses consist primarily of marketing, sales and miscellaneous accrued expenses.

9. Notes Payable

Secured Notes Payable

In January 2011, the Company entered into a secured credit facility pursuant to a loan and security agreement with certain lenders, which was subsequently amended in December 2011, providing for term loans of up to an aggregate of $30.0 million. On January 26, 2011 and December 30, 2011, the Company drew down $15.0 million and $15.0 million, respectively, of term loans under this secured credit facility. The term loans bear interest at a fixed rate per annum of 11.0% and will mature on August 1, 2014 and January 1, 2015, respectively. Principal and interest payments are due over the remaining term of the loans. As of March 31, 2013, the Company is required to make the following principal payments, in thousands:

Year	Principal
2013	$8,977
2014	10,847
2015	569
Total	$20,393

The Company may voluntarily prepay all, but not less than all, outstanding term loans under its secured credit facility at any time, subject to the payment of a premium. With respect to any prepayment, the premium is 5.0%, if such prepayment is made before the amortization date (i.e., to reduce a debt by making payments against the principal balance in installments or regular transfers), 2.0% if such prepayment is made during the 15-month period after the amortization date, and 1.0% if such prepayment is made thereafter. Upon the maturity of any outstanding term loans or the acceleration or prepayment thereof, the Company will also be required to make a final payment equal to 2.5% of the aggregate principal amount, or $750,000, of the term loans borrowed under the secured credit facility. This final payment is being recorded as additional interest expense over the term of the loans.  As of March 31, 2013 and December 31, 2012, the Company had accrued $388,000 and $330,000, respectively, related to this final payment, included within notes payable on the consolidated balance sheet.

The Company capitalized financing costs of approximately $498,000 in issuing the secured notes payable, which are being amortized to interest expense over the term of the debt. The balance of deferred financing costs was approximately $209,000 and $233,000 at March 31, 2013 and December 31, 2012, respectively. The carrying value of the secured notes payable at March 31, 2013 and December 31, 2012 includes a debt discount of $281,000 and $328,000, respectively, related to the estimated fair value of the warrants issued in connection with the issuance of the notes. The Company recorded interest expense related to the secured notes payable of approximately $587,000 and $821,000 for the three months ended March 31, 2013 and 2012, respectively.  In addition, amortization of debt discount related to notes payable was $141,000 and $141,000 for the three months ended March 31, 2013 and 2012, respectively.

All obligations under the secured credit facility are secured by substantially all of the Company’s existing property and assets (excluding its intellectual property) and subject to certain exceptions, by a pledge of the capital stock of the Company’s U.K. subsidiary and any future subsidiary.  The fair value of the secured notes payable approximates its carrying value as of March 31, 2013 and December 31, 2012.

In connection with the Company’s issuance of 7.50% Convertible Senior Secured Notes on May 3, 2013 (See Note 12), the Company repaid the entire amount due under this secured credit facility.

10. Share-Based Payments

The Company has adopted the Supernus Pharmaceuticals, Inc. 2012 Equity Incentive Plan (the 2012 Plan), which is stockholder-approved, and provides for the grant of stock options and certain other awards, including stock appreciation rights (“SAR”), restricted and unrestricted stock, stock units, performance awards, cash awards and other awards that are convertible into or otherwise based on the Company’s common stock, to the Company’s key employees, directors, and consultants and advisors.  The 2012 Plan is administered by the Company’s Board of Directors and provides for the issuance of up to 2,500,000 shares of the Company’s Common Stock. Option awards are granted with an exercise price equal to the estimated fair value of the Company’s Common Stock at the grant date; those option awards generally vest in four annual installments, starting on the first anniversary of the date of grant and have ten-year contractual terms. The 2012 Plan provides for the issuance of Common Stock of the Company upon the exercise of stock options. Stock-based compensation recognized related to the grant of employee and non-employee stock options, and non-vested stock was as follows, in thousands:

	Three Months ended March 31,
	2013	2012
	(unaudited)

Research and development	$114	$15
Selling, general and administrative	223	37
Total	$337	$52

The following table summarizes stock option and SAR activity:

			Weighted-
		Weighted-	Average
	Number of	Average	Remaining
	Options	Exercise Price	Contractual Term

Outstanding, December 31, 2012	569,911	$5.72	7.88
Granted (unaudited)	899,332	$7.89
Exercised (unaudited)	(33,365)	$0.62
Forfeited or expired (unaudited)	(7,718)	$6.88
Outstanding, March 31, 2013	1,428,160	$7.20	9.00

As of December 31, 2012
Vested and expected to vest	564,083	$5.72	7.87
Exercisable	200,312	$2.11	5.73

As of March 31, 2013
Vested and expected to vest	1,377,755	$7.18	8.99
Exercisable	170,339	$2.44	5.98

11.  Loss Per Share

Basic earnings (loss) per common share is determined by dividing earnings (loss) attributable to common stockholders by the weighted-average number of common shares outstanding during the period, without consideration of common stock equivalents. Diluted earnings (loss) per share are computed by dividing the earnings (loss) attributable to common stockholders by the weighted-average number of common share equivalents outstanding for the period. The treasury stock method is used to determine the dilutive effect of the Company’s stock option grants, potential Employee Stock Purchase Plan (ESPP) awards and warrants and the if-converted method is used to determine the dilutive effect of the Company’s Series A Preferred Stock. The following common stock equivalents were excluded in the calculation of diluted earnings (loss) per share because their effect would be anti-dilutive as applied to the loss from continuing operations as of March 31, 2013 and 2012:

	Three months ended March 31,
	2013	2012
Series A Preferred Stock	—	12,249,998
Warrants to purchase Series A Preferred Stock/Common Stock	15,276	143,749
Stock Options, Stock Appreciation Rights, Non-vested Stock Options, and ESPP Awards	190,418	528,163

12.  Subsequent Event

On May 3, 2013, the Company issued Convertible Senior Secured Notes due 2019 in the aggregate principal amount of $90.0 million (the “Convertible Notes”) in a private offering under the Securities Act of 1933, as amended.  The Convertible Notes are the Company’s senior secured obligations, secured by liens on substantially all of the Company’s assets. The Convertible Notes bear interest at a rate of 7.50% per year, payable semi-annually in arrears on May 1 and November 1 of each year, commencing November 1, 2013. The Convertible Notes will mature on May 1, 2019, unless earlier converted, redeemed or purchased by the Company.

The net proceeds from this offering of Convertible Notes were approximately $86.4 million, after deducting initial purchasers’ discounts and estimated offering expenses payable by the Company. The Company used approximately $19.6 million of the net proceeds to repay in full its borrowings under and terminated its secured credit facility (see Note 9) and anticipates using the remainder of the net proceeds to fund the commercialization of its approved and tentatively approved drugs, Oxtellar XR and Trokendi XR, to continue development of its pipeline products and for other general corporate purposes.  The Company anticipates recording a loss on extinguishment of the secured credit facility of approximately $1.2 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to help the reader understand the results of operations and financial condition of the Company. The interim financial statements included in this report and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our audited consolidated financial statements and notes thereto for the year ended December 31, 2012 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 15, 2013.  In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. These forward-looking statements may include declarations regarding the Company’s belief or current expectations of management, such as statements including the words “budgeted,” “anticipate,” “project,” “estimate,” “expect,” “may,” “believe,” “potential,” and similar statements or expressions are intended to be among the statements that are forward-looking statements.  As such statements reflect the reality of risk and uncertainty that is inherent in the Company’s business, actual results may differ materially from those expressed or implied by such forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which are made as of the date this report was filed with the Securities and Exchange Commission. Our actual results and the timing of events could differ materially from those discussed in our forward-looking statements as a result of many factors, including those set forth under the “Risk Factors” section of our Annual Report on Form 10-K and elsewhere in this report as well as in other reports and documents we file with the Securities and Exchange Commission from time to time. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances occurring after the date of this Quarterly Report on Form 10-Q.

Solely for convenience, the trade names in this Form 10-Q are referred to without the TM symbols, but such references should not be construed as any indicator that the Company will not assert, to the fullest extent under applicable law, our rights thereto.

Overview

We are a specialty pharmaceutical company focused on developing and commercializing products for the treatment of central nervous system, or CNS diseases. Our two lead products are Oxtellar XR and Trokendi XR, both of which are neurology products for the treatment of epilepsy. The Food & Drug Administration, or FDA, granted final approval for Oxtellar XR (extended-release oxcarbazepine) on October 19, 2012 and we launched this product commercially on February 4, 2013. Additionally, on November 15, 2012, the FDA notified us that Oxtellar XR was granted a three-year marketing exclusivity period.  We may be able to report revenue from prescriptions which were sold in the first quarter of 2013 in the Quarterly Report on Form 10-Q that we will file for the quarter ended June 30, 2013.

Trokendi XR (extended-release topiramate) received tentative approval from the FDA on June 25, 2012 and may not receive final approval until after the expiry of marketing exclusivity associated with safety information of Topamax’s NDA in a specific pediatric population.  In early December 2012, the Company submitted to the FDA a Request for Final Approval to the NDA including a safety data update, a new package insert and packaging configurations for Trokendi XR and was informed that should the FDA grant this request, it will most likely be in the form of a tentative approval because the review period would be expected to conclude within the second quarter prior to the June 22, 2013 expiration of the pediatric exclusivity.  The Company continues to expect to receive final approval of Trokendi XR and to commercially launch this product in the third quarter of 2013.

We intend to market both products through our in-house sales force. We hired approximately 75 sales representatives for the commercial launch of Oxtellar XR and we may expand this sales force to over 100 sales representatives over the next six months to support the launch of Trokendi XR later this year.

In addition to our two lead products, we have a product pipeline with several lead product candidates. SPN-810 (molindone hydrochloride) is being developed as a treatment for impulsive aggression in patients with ADHD and completed a Phase IIb trial in 2012 that showed positive topline results. We expect to advance this program into later stage clinical development after we meet with the FDA. Our plans for SPN-810 involve a continued, in-depth analysis of the full dataset from the Phase IIb trial along with plans to meet with the FDA to discuss the next steps in the development program and the design of the protocol for Phase III clinical trials.

SPN-812 is being developed as a non-stimulant treatment for ADHD. SPN-812 completed a Phase IIa proof on concept trial in 2011 and we are currently focused on developing an extended release formulation that will be the subject of a future Phase IIb trial.  A pre-IND (investigational new drug application) meeting for the extended release program is planned.

Critical Accounting Policies and the Use of Estimates

The significant accounting policies and basis of presentation for our consolidated financial statements are described in Note 3 “Summary of Significant Accounting Policies” in the Company’s most recently filed Annual Report on Form 10-K. The preparation of our financial statements in accordance with U.S. generally accepted accounting principles (GAAP) requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses and the disclosure of contingent assets and liabilities in our financial statements. Actual results could differ from those estimates.

We believe the following accounting policies and estimates to be critical:

Inventories.  We carry inventories at the lower of cost or market using the first-in, first-out method.  Inventory values include materials, labor, overhead and other direct and indirect costs. Inventory is evaluated for impairment through consideration of factors such as lower of cost or market, net realizable value, expiry and obsolescence. Our inventories have values that do not exceed either replacement cost or net realizable value. We believe Oxtellar XR and Trokendi XR have limited risk of obsolescence or expiry based on the market research we used to project future demand and based on anticipated product dating.

We capitalize inventories produced in preparation for commercial launches when it becomes probable the related product candidates will receive regulatory approval and the related costs will be recoverable through the commercial sale of the product. Accordingly, we began to capitalize inventories for Trokendi following the June 25, 2012 tentative approval from the FDA and for Oxtellar XR following the October 19, 2012 final approval from the FDA. Prior to capitalization, the costs of manufacturing drug product are recognized in research and development expense in the period the cost is incurred. Therefore, manufacturing costs incurred prior to capitalization are included in research and development; such costs incurred after capitalization are included in cost of sales.

Revenue Recognition.  At the present time, the Company records shipments to wholesalers as deferred revenue.  Management is unable to reasonably estimate product sales and related product costs due to the lack of sufficient historical data concerning returns and allowances for Oxtellar XR.  Accordingly, the Company records deferred revenue at sales price net of expected costs and the cost of product shipped. The Company currently defers recognition of revenue and the related cost of product sales on shipments of Oxtellar XR.

According to prescriptions as reported by Sympathy/Wolters Kluwer for Oxtellar XR, a total of 579 prescriptions were written in February and March following the commercial launch of Oxtellar XR on February 4, 2013.

Revenue from product sales will be recognized when persuasive evidence of an arrangement exists, delivery has occurred and title of the product and associated risk of loss has passed to the customer, the price is fixed or determinable, collection from the customer has been reasonably assured and all performance obligations have been met and returns and allowances can be reasonably estimated. Product sales are recorded net of accruals for estimated rebates, chargebacks, discounts, co-pay assistance and other accruals (collectively, “sales deductions”) as well as estimated product returns.

Our products are distributed through wholesalers and pharmaceutical distributors. Each of these wholesalers and distributors will take title and ownership of the product upon physical receipt of the product and then distribute our products to the pharmacies. Though these distributors will be invoiced concurrent with product shipment, we will be unable to recognize revenue upon shipment until such time as we can reasonably estimate and record accruals for sales deductions and product returns utilizing historical information and market research projections. Specific consideration for sales of both Oxtellar XR and Trokendi XR are:

•                  Rebates. Allowances for rebates include mandated discounts under the Medicaid Drug Rebate Program as well as negotiated discounts with commercial health-care providers. Rebates are amounts owed after the final dispensing of products to a benefit plan participant and are based upon contractual agreements or legal requirements with the public sector (e.g. Medicaid) and with private sector benefit providers. The allowance for rebates is based on statutory and contractual discount rates and expected claimed rebates paid to the plan providers utilization. Our estimates for expected claimed rebates are based in part on third party market research. Rebates are generally invoiced and paid quarterly in arrears so that the accrual balance consists of an estimate of the amount expected to be incurred for the current quarter’s activity, plus an accrual balance for known prior quarters’ unpaid rebates. If actual future rebates vary from estimates, we may need to adjust prior period accruals, which would affect revenue in the period of adjustment.

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

•                  Co-pay assistance. Patients who pay cash or have commercial insurance and meet certain eligibility requirements may receive co-pay assistance from the Company. Liabilities for co-pay assistance will be based on actual program participation and estimates of program redemption using data provided by third-party administrators.

•                  Returns.  Sales of our products are not subject to a general right of return; however, the Company will accept product that is damaged or defective when shipped directly from our warehouse or for expired product up to 12 months subsequent to its expiry date. Product that has been used to fill patient prescriptions is no longer subject to any right of return.

We have not recognized any revenue to date for sales of our own products.  Each of these rebates, chargebacks and other discounts will have an effect on the timing and amount of revenue recognized in any subsequent period.

Results of Operations

Comparison of the Three Months Ended March 31, 2013 and March 31, 2012

	Three Months Ended
	March 31,		Increase/
	2013	2012	(decrease)
	(unaudited)
	(in thousands)

Revenues	$147	$208	(61)

Operating expenses
Research and development	4,522	5,358	(836)
Selling, general and administrative	13,533	2,728	10,805
Total operating expenses	18,055	8,086
Operating loss	(17,908)	(7,878)
Interest income and other income (expense), net	221	(437)	658
Interest expense	(727)	(962)	(235)
Total other income (expense)	(506)	(1,399)
Net loss	$(18,414)	$(9,277)

Revenues.  Our revenues were approximately $0.1 million for the three months ended March 31, 2013 compared to $0.2 million for the same period in 2012, representing a decrease of $0.1 million. This decrease is primarily attributable to a one-time milestone payment of $0.2 million in 2012 that did not occur in 2013.  We did not recognize any product revenue associated with the launch of Oxtellar XR during the first quarter of 2013.

Research and Development Expense.  Our research and development expenses were $4.5 million for the three months ended March 31, 2013, compared to $5.4 million for the same period in 2012, a decrease of $0.8 million or 16%. This decrease was primarily attributable to a decrease in clinical trial costs of $1.3 million for a SPN-810 Phase IIb trial completed in 2012, offset by increases in compensation for additional headcount and stock-based compensation.

Selling, General and Administrative Expenses.  Our selling, general and administrative expenses were $13.5 million for the three months ended March 31, 2013 compared to $2.7 million for the same period in 2012, representing an increase of approximately $10.8 million or approximately 396%. This increase is mainly due to the hiring of our sales force as well as an increase in sales and marketing costs associated with the commercial launch of Oxtellar XR, which occurred in February 2013, and the expected launch of Trokendi XR in the third quarter of 2013, subject to obtaining final marketing approval.

Interest Income and Other Income (Expense), Net.  Interest income and other income (expense), net was an income of approximately $0.2 million for the three months ended March 31, 2013 compared to approximately ($0.4 million) expense for the same period in 2012, representing a change of $0.6 million.  The change is primarily the result of the change in fair value of the derivative warrant liability during the three months ended March 31, 2013 as compared to the three months ended March 31, 2012 as well as increased interest income from an increased marketable securities balance.

Interest Expense.  Interest expense was approximately $0.7 million for the three months ended March 31, 2013, compared to $1.0 million for the same period in 2012.  This decrease, $0.3 million, is primarily due to the decreasing principal balance of the term loans.

Net Loss.    Loss from continuing operations was $18.4 million for the three months ended March 31, 2013, compared to a loss of $9.3 million for the same period in 2012.  This increase is primarily due to the increase in sales and marketing costs.

Liquidity and Capital Resources

Our working capital at March 31, 2013 was $49.3 million, a decrease of $19.2 million compared to our working capital of $68.5 million at December 31, 2012. Our working capital decreased in 2013 as a result of the use of cash reserves to fund our operating expenses as we continued our clinical development programs and increased our sales, marketing and manufacturing activities to launch Oxtellar XR and in preparation for the commercial launch of Trokendi XR in 2013.  This included building up inventory of both raw materials and finished goods (see Note 5 to the Consolidated Financial Statements) and also recording an increase in the deferred revenue related to shipments to wholesalers.

We expect to continue to incur significant sales and marketing expenses in 2013 related to the launches of Oxtellar XR and of Trokendi XR, assuming receipt of final marketing approval. In addition, we expect to incur substantial expenses related to our research and development efforts, primarily related to development efforts for SPN-810 and SPN-812.

On January 3, 2013, the underwriters of our follow-on public offering exercised their over-allotment option.  As a result, we sold 239,432 shares of our common stock at a price of $8 per share, resulting in additional proceeds to the Company of $1.8 million, net of expenses.

On May 3, 2013, we issued $90.0 million aggregate principal amount of 7.50% Convertible Senior Secured Notes due 2019 (the “Notes”) to two qualified institutional buyers, the initial purchasers of the Notes (the “Initial Purchasers”).  The Company issued the Notes under an Indenture, dated May 3, 2013 (the “Indenture”), between the Company and U.S. Bank National Association, as Trustee and Collateral Agent.  This offering generated net proceeds of approximately $86.4 million. Aggregate estimated offering expenses in connection with the transaction, including the Initial Purchasers’ discount of $3.2 million, were approximately $3.6 million. We used approximately $19.6 million of these net proceeds to repay in full our borrowings under and terminate our secured credit facility.  The remainder of the net proceeds will be used to fund the commercialization of our approved and tentatively approved drugs, Oxtellar XR and Trokendi XR, to continue development of our pipeline products and for other general corporate purposes, which may include research and development expenses, capital expenditures, working capital and general administrative expenses.  We believe that the net proceeds of this offering, along with our current working capital, will be sufficient to fund operations through the end of 2014, by which time we expect to be cash flow break even.

The Notes provide for 7.50% interest per annum on the principal amount of the Notes, payable semi-annually in arrears on May 1 and November 1 of each year, beginning on November 1, 2013.  Interest will accrue on the Notes from and including May 3, 2013, and the Notes will mature on May 1, 2019, unless earlier converted, redeemed or repurchased by the Company.  The Notes are secured by a first-priority lien, other than customary permitted liens, on substantially all of our and our domestic subsidiaries’ assets, whether now owned or hereafter acquired.

The Notes are convertible into shares of our common stock.  The conversion rate for the Notes will initially equal 188.7059 shares of common stock per $1,000 principal amount of notes (which is equivalent to an initial conversion price of approximately $5.30 per share of common stock).  Upon conversion of a Note, if we have not received stockholder approval (as defined in the Indenture), a holder of Notes  may surrender all or a portion of its Notes for conversion at any time prior to the close of business on the business day immediately preceding the maturity date.  If stockholder approval has not been received, we will deliver for each $1,000 principal amount of converted Notes a number of shares of common stock equal to the conversion rate, together with a cash payment in lieu of any fractional shares of common stock issuable upon conversion.  If we obtain stockholder approval, then we will settle conversion of the Notes through payment or delivery, as the case may be of cash, shares of common stock or a combination thereof, at our election and an interest make-whole payment, if applicable.  We have no obligation to seek stockholder approval and even if we do, we cannot be certain that our stockholders will grant the stockholder approval.

The conversion rate for the Notes will be subject to adjustment upon the occurrence of certain specified events but will not be adjusted for accrued and unpaid interest. In addition, we will, in certain circumstances, increase the conversion rate by a number of additional shares for a holder that elects to convert its notes in connection with such make-whole fundamental change as described below.

On or after November 1, 2013, if, for at least 20 trading days (whether or not consecutive) during the 30 consecutive trading day period ending within five trading days prior to a conversion date, the last reported sale price of our common stock exceeds the conversion price on each such trading day, then we will, in certain circumstances, make an interest make-whole payment to converting holders equal to the sum of the present value of the remaining scheduled payments of interest that would have been made on the Notes to be converted has such notes remained outstanding until May 1, 2017 computed using a discount rate equal to 2%.  We may pay an interest make-whole payment either in cash or in common stock, at our election.  If we elect to pay an interest make-whole payment in shares of common stock, then the stock will be valued at 95% of the simple average of the daily volume-weighted average price (“VWAP”) per share for the 10 trading days ending on and including the trading day immediately preceding the conversion date.  Notwithstanding the foregoing, the number of shares we may deliver in connection with an interest make-whole payment, will not exceed 221.7294 shares per $1,000 principal amount of Notes, subject to adjustment.  If, pursuant to our election to deliver common stock in connection with the payment of the interest make-whole amount, we would be required to deliver a number of shares of common stock in excess of such threshold, then we would deliver cash in lieu of shares otherwise deliverable upon conversions in excess thereof (based on the simple average of the daily VWAP for the 10 trading days ending on and including the trading day immediately preceding the conversion date).

Upon  (i) the occurrence of a fundamental change (as defined in the Indenture) or (ii) if we call the Notes for redemption as described below (either event, a ‘‘make-whole fundamental change’’) and a holder elects to convert its Notes in connection with such make-whole fundamental change, we will, in certain circumstances, increase the conversion rate by a number of additional shares (the ‘‘Additional Shares’’).  The number of additional shares by which the Company will increase the conversion rate will be determined based on the date on which the make-whole fundamental change occurs or becomes effective (the ‘‘Effective Date’’) and the price (the ‘‘Stock Price’’) paid (or deemed paid) per share of the Company’s Common Stock in the fundamental change.  If the holders of the Company’s common stock receive only cash in a make-whole fundamental change (i) the Stock Price shall be the cash amount paid per share and (ii) the Company will satisfy its conversion obligation to a holder that converts its Notes any time after such make-whole fundamental change by delivering to such holder, on the third business day immediately following the relevant conversion date, an amount of cash, for each $1,000 principal amount of Notes converted, equal to the product of (x) the conversion rate in effect on the relevant conversion date (as increased by the Additional Shares, if any) and (y) the Stock Price.  Otherwise, (i) the Stock Price will equal the average of the last reported sale prices of the Company’s Common Stock over the five trading day period ending on, and including, the trading day immediately preceding the Effective Date of the make-whole fundamental change and (ii) the Company will satisfy its conversion obligation to a holder that converts its Notes in connection with such make-whole fundamental change based on the conversion rate as increased by the number of Additional Shares.  In connection with a make-whole fundamental change triggered by a redemption of the Notes, the Effective Date of such make-whole fundamental change will be the date on which the Company delivers notice of the redemption.  Notwithstanding the foregoing, in no event will the conversion rate exceed the maximum conversion rate, which is 221.7294 shares per $1,000 principal amount of Notes.

If a fundamental change occurs at any time, holders will have the right, at their option, to require the Company to purchase for cash any or all of the Notes, or any portion of the principal amount thereof, that is equal to $1,000 or an integral multiple of $1,000 in excess thereof, on a date of the Company’s choosing that is not less than 20 calendar days nor more than 35 calendar days after the date on which it delivers a fundamental change notice.  The price the Company is required to pay for a Note is equal to 100% of the principal amount of such Note plus accrued and unpaid interest, if any, to, but excluding, the fundamental change purchase date (unless the fundamental change purchase date is after a record date for the payment of interest and on or prior to the corresponding interest payment date, in which case the Company will instead pay the full amount of accrued and unpaid interest, if any, on the Note to the holder of record of such Note on the record date, and the fundamental change purchase price will instead be equal to 100% of the principal amount of such Note). Any Notes purchased by the Company will be paid for in cash.

We may not redeem the Notes prior to May 1, 2017.  On or after May 1, 2017, we may redeem for cash all, but not less than all, of the Notes if the last reported sale price of our common stock equals or exceeds 140% of the applicable conversion price for at least 20 trading days during the 30 consecutive trading day period ending on the trading day immediately prior to the date we deliver written notice of the redemption.  The redemption price will be equal to 100% of the principal amount of the Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date.  If we call the Notes for redemption, a make-whole fundamental change will be deemed to occur and we will, in certain circumstances, increase the conversion rate for holders who convert their notes in connections with such make-whole fundamental change as described above.

Recent Accounting Pronouncements

In April 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, which amended interim and annual reporting requirements about accumulated other comprehensive income (AOCI). In interim periods, companies are required to report information about reclassifications out of AOCI and changes in AOCI balances. The provision of ASU 2013-02 became effective for the first quarter of 2013.  The adoption of ASU 2013-02 did not have a material effect on the Company’s consolidated results of operations, financial position or liquidity.

Cash Flows

The following table sets forth the major sources and uses of cash for the periods set forth below:

	Three Months Ended March 31,
	2013	2012
	(unaudited)
	(in thousands)
Net cash used in:
Operating activities	$(17,223)	$(10,068)

Investing activities	$(3,149)	$(21,553)

Financing Activities	$(1,021)	$(1,057)

Net decrease in cash and cash equivalents	$(21,393)	$(32,678)

Operating Activities

Net cash used in operating activities from continuing operations for the three months ended March 31, 2013 compared to the three months ended March 30, 2012 increased by $7.2 million. This change in cash flows from operating activities was primarily the result of an increase in loss of $9.1 million primarily related to increased sales and marketing costs.  The increased operating loss was partially offset by cash provided by changes in working capital.  The changes in working capital are, in thousands:

	March 31,
	2013
	(unaudited)
Increase in accounts receivable	$(1,650)	Shipment of product to wholesalers
Increase in inventory	(1,961)	Build up of inventory for product launches
Increase in accounts payable	1,492	Increases in sales and marketing activity
Increase in deferred revenue	3,982	Sales price net of expected costs and licensing agreements
	$1,863

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

Net cash used in investing activities from continuing operations for the three months ended March 31, 2013 compared to the three months ended March 31, 2012 decreased by $18.4 million.  This decrease was primarily the result of using our cash invested in marketable securities to fund our operating activities as we continued our clinical development programs and increased our sales, marketing and manufacturing activities for the commercial launch of Oxtellar XR and in preparation for the commercial launch of Trokendi XR in the third quarter of 2013.

Financing Activities

Net cash used in financing activities from continuing operations for the three months ended March 31, 2013 compared to the three months ended March 31, 2012 decreased by $36,000. This decrease was primarily the result of the repayment of secured notes payable of $2.4 million offset by $2.4 million of common stock issuance and underwriters discounts.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The primary objective of our investment activities is to preserve our capital to fund operations. We also seek to maximize income from our investments without assuming significant risk. Our exposure to market risk is confined to our cash and cash equivalents. As of March 31, 2013, we had unrestricted cash, cash equivalents, and marketable securities of $69.9 million. We do not engage in any hedging activities against changes in interest rates. Because of the short-term maturities of our cash, cash equivalents and marketable securities and because we hold these securities to maturity, we do not believe that an increase in market rates would have any significant impact on the realized value of our investments. We do not have any currency or other derivative financial instruments.

We contract with contract research organizations and investigational sites globally. We may be subject to fluctuations in foreign currency rates in connection with these agreements, primarily with respect to Euro denominated currencies. We do not hedge our foreign currency exchange rate risk. A hypothetical 10% appreciation in Euro exchange rates against the U.S. dollar from prevailing market rates would have increased our net loss by approximately $294,000 for the three months ended March 31, 2013. Conversely, a hypothetical 10% depreciation in Euro exchange rates against the U.S. dollar from prevailing market rates would have decreased our net loss by approximately $294,000 for the three months ended March 31, 2013. We do not believe that inflation and changing prices over the three months ended March 31, 2013 and 2012 had a significant impact on our consolidated results of operations.

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

We conducted an evaluation, and under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(b) and 15d-15(b) under the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2013.

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

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal control over financial reporting during the three months ended March 31, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

From time to time and in the ordinary course of business, we are subject to various claims, charges and litigation. For example, we may be required to file infringement claims against third parties for the infringement of our patents.  Although the outcome of litigation cannot be predicted with certainty and some lawsuits, claims or proceedings may be disposed of unfavorably to us, we do not believe the outcome of any such litigation, individually or in the aggregate, will have a material adverse impact on our business.

Item 1A. Risk Factors

Investing in our common stock involves a high degree of risk. Before making an investment decision, you should carefully consider the risks described below with all of the other information we include in this Quarterly Report on Form 10-Q, including our condensed consolidated financial statement and related notes, and the additional information in the other reports we file with the Securities and Exchange Commission (the "SEC" or the "Commission"). These risks may result in material harm to our business and our financial condition and results of operations. In this event, the market price of our common stock may decline and you could lose part or all of your investment.

The risks described below reflect substantive changes from, or additions to, the risks described in our Annual Report on Form 10-K for the year ended December 31, 2012.

We may issue additional shares of our common stock or instruments convertible into shares of our common stock, including in connection with the conversion of our Notes, and thereby materially and adversely affect the market price of our common stock and the trading price of our Notes.

We may conduct future offerings of our common stock, preferred stock or other securities convertible into our common stock to fund acquisitions, finance operations or for other purposes. In addition, as of March 31, 2013, we had outstanding 30,894,666 shares of common stock, of which approximately 19,562,645 shares are restricted securities that may be sold only in accordance with the resale restrictions under Rule 144 of the Securities Act. Also, as of March 31, 2013, we had outstanding options to purchase 1,428,160 shares of common stock and warrants to purchase 42,083 shares of common stock that, if exercised, would result in these additional shares becoming available for sale. A large portion of these shares, options and warrants are held by a small number of persons and investment funds. Moreover, certain holders of shares of common stock have rights, subject to some conditions, that require us to file registration statements covering the shares they currently hold, or to include these shares in registration statements that we may file for ourselves or other stockholders. We have also registered all common stock subject to options outstanding or reserved for issuance under our 2005 Stock Plan, 2012 Equity Incentive Plan and 2012 Employee Stock Purchase Plan. An aggregate of 1,447,043 and 213,273 shares of our common stock are reserved for future issuance under the 2012 Equity Incentive Plan and the 2012 Employee Stock Purchase Plan, respectively.  In addition 16,983,531 shares of our common stock are presently reserved for future issuance upon conversion of the Notes.  These shares may be freely sold in the public market upon issuance.

Servicing our indebtedness requires a significant amount of cash, and we may not have sufficient cash flow from our business to pay our substantial indebtedness.

As of March 31, 2013, after giving effect to the offering of Notes and the use of proceeds therefrom, we would have had $90 million of indebtedness. Servicing our indebtedness will require the dedication of a portion of our expected cash flow from operations, thereby reducing the amount of our cash flow available for other purposes. In addition, our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness, including the Notes, depends on our future performance, which is subject to economic, financial, competitive, regulatory and other factors beyond our control. Historically, our business has generated losses and we expect to continue to incur significant and increasing operating losses for the foreseeable future.  Accordingly, the cash flow from operations in the future may be insufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. If we raise additional debt, it would increase our interest expense, leverage and operating financial costs. In addition, the terms of the Indenture governing the Notes and the agreements governing our future indebtedness may restrict us from adopting any of these alternatives. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations. Our lack of cash resources or failure to generate sufficient cash flow or to effect any of these alternatives could significantly adversely affect our ability to pay amounts due under the Notes.

Our significant level of indebtedness could adversely affect our business, financial condition and results of operations and prevent us from fulfilling our obligations under the Notes.

We have a significant amount of indebtedness and substantial debt service requirements. As of March 31, 2013, after giving effect to the offering of Notes and the use of proceeds therefrom, we would have had $90 million of indebtedness. Subject to certain conditions and limitations in the Indenture governing the Notes, we may also incur additional indebtedness, including secured debt, to meet future financing needs.

Our substantial indebtedness could have important and significant effects on our business, financial condition and results of operations. For example, it could:

•         make it more difficult for us to satisfy our financial obligations, including with respect to the Notes;

•         result in an event of default if we fail to comply with the covenants contained in the Indenture governing the Notes and any agreement governing our existing or future indebtedness, if any, which event of default could result in all of our debt becoming immediately due and payable;

•         increase our vulnerability to general adverse economic, industry and competitive conditions;

•         reduce the availability of our cash flow to fund working capital, capital expenditures, acquisitions and other general corporate purposes because we will be required to dedicate a substantial portion of our cash flow from operations to the payment of principal and interest on our indebtedness;

•         subject us to increased sensitivity to interest rate increases on our existing and future indebtedness, if any, with variable interest rates;

•         limit our flexibility in planning for, or reacting to, and increasing our vulnerability to changes in our business, the industry in which we operate and the general economy;

•         prevent us from raising funds necessary to repurchase Notes tendered to us if there is a “fundamental change” or pay the interest make-whole payment that may be due in cash in connection with certain conversions of the Notes under the Indenture governing the Notes;

•         place us at a competitive disadvantage compared to our competitors that have less indebtedness or are less highly leveraged and that, therefore, may be able to take advantage of opportunities that our debt levels or leverage prevent us from exploiting; and

•         limit our ability to obtain additional financing.

Each of these factors may have a material and adverse effect on our business, financial condition and results of operations and our ability to meet our payment obligations under the Notes and our future indebtedness, if any.

Our ability to make payments with respect to the Notes and to satisfy any other debt obligations will depend on our future operating performance and our ability to generate significant cash flow in the future, which will be affected by prevailing economic conditions and financial, business, competitive, legislative and regulatory factors as well as other factors affecting our company and industry, many of which are beyond our control.

The Indenture governing the Notes contains restrictions that will limit our operating flexibility, and we may incur additional debt in the future that may include similar or additional restrictions.

The Indenture governing the Notes contains covenants that, among other things, restrict our and our existing and future subsidiaries’ ability to take specific actions, even if we believe them to be in our best interest. These covenants include restrictions on our ability to:

•         incur additional indebtedness and issue certain types of preferred stock;

•         make investments in our foreign subsidiaries; and

•         enter into mergers, consolidations or sales or leases of all or substantially all of our assets.

These covenants limit our operational flexibility and could prevent us from taking advantage of business opportunities as they arise, growing our business or competing effectively.

A breach of any of these covenants or other provisions in our debt agreements could result in an event of default, which if not cured or waived, could result in such debt becoming immediately due and payable. This, in turn, could cause our other debt to become due and payable as a result of cross-default or cross-acceleration provisions contained in the agreements governing such other debt. In the event that some or all of our debt is accelerated and becomes immediately due and payable, we may not have the funds to repay, or the ability to refinance, such debt.

If we obtain stockholder approval, we may elect to settle conversion of the Notes in cash, and the accounting method for convertible debt securities that may be settled in cash could have a material effect on our reported financial results.

If we obtain stockholder approval, we may settle conversions of the Notes in cash, shares of our common stock, or any combination thereof at our election. Under the applicable accounting literature, an entity must separately account for the debt component and the embedded conversion option of convertible debt instruments that may be settled entirely or partially in cash upon conversion in a manner that reflects the issuer's economic interest cost. The effect of the accounting treatment for such instruments is that the value of such embedded conversion option would be treated as an original issue discount for purposes of accounting for the debt component of the Notes. As a result, if we receive stockholder approval, we will be required to record a greater amount of non-cash interest expense as a result of the amortization of the discounted carrying value of the Notes to their face amount over the term of the Notes. Following stockholder approval (if applicable), we will report lower net income in our financial results because of the recognition of both the current period’s amortization of the debt discount and the instrument’s coupon interest, which could adversely affect our reported or future financial results, the trading price of our common stock and the trading price of the Notes.

Unless and until we receive stockholder approval, we will be required to include the full number of shares underlying the Notes in the calculation of our diluted earnings per share. In addition, under certain circumstances, convertible debt instruments that may be settled entirely or partly in cash are currently accounted for the purpose of earnings per share utilizing the treasury stock method, the effect of which is that the shares that may be issuable upon conversion of the Notes are not included in the calculation of diluted earnings per share except to the extent that the conversion value of the Notes exceeds their principal amount. Under the treasury stock method, for diluted earnings per share purposes, the transaction is accounted for as if the number of shares of common stock that would be necessary to settle such excess, if we elected to settle such excess in shares, are issued. We have no obligation to seek stockholder approval, and even if we do we cannot be sure that we will receive stockholder approval. Further, if we receive stockholder approval, we cannot be certain that the accounting standards in the future will continue to permit the use of the treasury stock method. If we are unable to use the treasury stock method in accounting for the shares issuable upon conversion of the Notes, then our diluted earnings per share would be adversely affected.

We may not be permitted, by the agreements governing our existing or future indebtedness, to pay any interest make-whole payment upon conversion in cash, requiring us to issue shares for such amounts, which could result in significant dilution to our stockholders.

If a holder elects to convert some or all of their Notes on or after November 1, 2013, if, for at least 20 trading days (whether or not consecutive) during the 30 consecutive trading day period ending within five trading days prior to a conversion date the last reported sale price of our common stock exceeds the applicable conversion price on each such trading day, we will pay such holder an interest make-whole payment in cash or common stock for the Notes being converted. We have the option to issue our common stock to any converting holder in lieu of making the interest make-whole payment in cash. If we elect to issue our common stock for such payment, then the stock will be valued at 95% of the simple average of the daily VWAP of our common stock for the 10 trading days ending on and including the trading day immediately preceding the conversion date. Agreements governing our existing or future indebtedness may prohibit us from making cash payments in respect of the interest make-whole amount upon a conversion. Notwithstanding the foregoing, in no event will the shares we deliver in connection with a conversion, including those delivered in connection with the interest make-whole amount, exceed 221.7294 shares per $1,000 principal amount of Notes, subject to adjustment. If, pursuant to our election to deliver common stock in connection with the payment of the interest make-whole amount, we would be required to deliver a number of shares of common stock in excess of such threshold, we will deliver cash in lieu of any shares otherwise deliverable upon conversions in excess thereof (based on the simple average of the daily VWAP for the 10 trading days ending on and including the trading day immediately preceding the conversion date).

We may not have the ability to raise the funds necessary to pay the interest on our Notes, the principal amount of the Notes when due at maturity, redemption or otherwise, the amount of cash due upon conversion of the Notes, if relevant, or the fundamental change purchase price due when a holder submits its Notes for purchase upon the occurrence of a fundamental change, and the agreements governing our existing and future indebtedness may contain limitations on our ability to pay certain of such cash obligations.

Our Notes bear interest annually at a rate of 7.50% per year which interest is payable semi-annually on May 1 and November 1 beginning on November 1, 2013.  In addition, in certain circumstances, we are obligated to pay additional interest on the Notes. At maturity or on the redemption date, if any, the entire outstanding principal amount of the Notes will become due and payable by us with respect to Notes that have not been previously converted or purchased by us. Also, upon the occurrence of an event of default, we may be required to repay the principal amount of Notes. Also, upon the occurrence of a fundamental change, holders may require us to purchase, for cash, all or a portion of their Notes at a fundamental change purchase price. Further, if we obtain stockholder approval, we may elect to settle conversions of the Notes partially or entirely in cash.

Such payments could be significant, and there can be no assurance that we will have sufficient financial resources, or will be able to arrange financing, so that we can make such payments when due. The terms of the Indenture that govern the Notes may limit our ability to obtain such financing. In addition, the occurrence of a fundamental change may cause an event of default under agreements governing our or our existing or future subsidiaries' indebtedness. Agreements governing any future debt may also restrict our ability to make certain of the required cash payments even if we have sufficient funds to make them. Furthermore, our ability to satisfy such cash obligations may be limited by law or regulatory authority. In addition, if we fail to pay such cash obligations, we will be in default under the Indenture. A default under the Indenture or the fundamental change itself could also lead to a default under agreements governing our indebtedness, which in turn may result in the acceleration of other indebtedness we may then have. If the repayment of the other indebtedness were to be accelerated, we may not have sufficient funds to repay that indebtedness and to make such payments.

The fundamental change provisions of the Notes may delay or prevent an otherwise beneficial takeover attempt of us.

The fundamental change purchase rights, which will allow holders to require us to purchase all or a portion of their Notes upon the occurrence of a fundamental change, and the provisions requiring an increase to the conversion rate for conversions in connection with a make-whole fundamental change may in certain circumstances delay or prevent a takeover of us and the removal of incumbent management that might otherwise be beneficial to investors.

The number of shares of our common stock that may be issued upon conversion of the Notes may have an adverse effect on our stock price.

The holders of Notes have the right to convert the Notes into an aggregate of 16,983,531 shares of our common at any time. In addition, in certain instances we may issue additional shares of our common stock to holders who convert their Notes in order to satisfy our obligation to pay an interest make-whole payment to these noteholders or who convert their Notes in connection with a transaction that constitutes a “make-whole fundamental change” under the Indenture governing the Notes. The possibility that we may issue a substantial number of shares of common stock to the holders of Notes in connection with conversions and thus substantially increase the number of issued shares of our common stock outstanding may have an adverse effect on our stock price for as long as the Notes remain outstanding.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)                                 Sales of Unregistered Securities.

During the three months ended March 31, 2013, the Company granted options and SAR options to employees and Directors to purchase an aggregate of 899,332 shares of common stock at exercise price of $7.89 per share.  The options are exercisable for a period of ten years from the grant date.  These issuances were exempt from registration in reliance on Section 4(2) of the Securities Act as transactions not involving any public offering.

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

101.CAL XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF XBRL Taxonomy Extension Definition Linkbase Document

101.LAB XBRL Taxonomy Extension Label Linkbase Document

101.PRE XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUPERNUS PHARMACEUTICALS, INC.

DATED: May 15, 2013	By:	/s/ Jack A. Khattar
Jack A. Khattar
President, Secretary and Chief Executive Officer

DATED: May 15, 2013	By:	/s/ Gregory S. Patrick
Gregory S. Patrick
Vice President and Chief Financial Officer

EXHIBIT INDEX

Number	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document