Form 10-Q
period 2013-06-30
SUPERNUS PHARMACEUTICALS INC
filed 2013-08-14
CIK 1356576

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of the close of business on July 31, 2013 was 30,940,330.

Table of Contents

SUPERNUS PHARMACEUTICALS, INC.

FORM 10-Q — QUARTERLY REPORT

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2013

PART I — FINANCIAL INFORMATION

Supernus Pharmaceuticals, Inc.
Consolidated Balance Sheets
(in thousands, except share amounts)

	June 30,	December 31,
	2013	2012
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$33,907	$40,302
Marketable securities	68,725	48,206
Accounts receivable, net	537	—
Interest receivable	791	664
Inventories	4,315	1,152
Prepaid expenses and other	1,912	994
Deferred financing costs, current	430	144
Total current assets	110,617	91,462
Property and equipment, net	2,247	1,421
Purchased patents, net	568	683
Long term investments	16,072	—
Other assets	360	334
Deferred financing costs, long-term	2,109	89

Total assets	$131,973	$93,989

Liabilities and stockholders' equity
Current liabilities:
Accounts payable and accrued expenses	$11,732	$10,666
Deferred product revenue, net	3,967	—
Deferred licensing revenue	325	508
Secured notes payable, net of discount	—	11,809
Total current liabilities	16,024	22,983
Deferred licensing revenue, net of current portion	738	309
Convertible notes, net of discount	59,100	—
Secured notes payable, net of current portion and discount	—	11,088
Other non-current liabilities	2,158	1,788
Derivative liabilities	18,061	251
Total liabilities	96,081	36,419

Stockholders' equity:
Common stock, $0.001 par value, 130,000,000 shares authorized at June 30,
2013 and December 31, 2012; 30,940,330 and 30,621,869 shares issued and
outstanding at June 30, 2013 and December 31, 2012, respectively	31	31
Additional paid-in capital	168,122	143,851
Accumulated other comprehensive (loss) income	(235)	(57)
Accumulated deficit	(132,026)	(86,255)
Total stockholders' equity	35,892	57,570

Total liabilities and stockholders' equity	$131,973	$93,989

See accompanying notes.

Supernus Pharmaceuticals, Inc.
Consolidated Statements of Operations
(in thousands, except share and per share data)

	Three Months ended June 30,		Six Months ended June 30,
	2013	2012	2013	2012

	(unaudited)		(unaudited)

Revenue
Net product sales	$154	$—	$154	$—
Licensing revenue	127	91	274	299

Total revenue	281	91	428	299

Costs and expenses
Cost of product sales	4	—	4	—
Research and development	3,542	4,703	8,065	10,061
Selling, general and administrative	12,214	4,645	25,747	7,374

Total costs and expenses	15,760	9,348	33,816	17,435

Operating loss	(15,479)	(9,257)	(33,388)	(17,136)
Other income (expense)
Interest income	55	32	107	52
Interest expense	(2,144)	(929)	(2,872)	(1,891)
Changes in fair value of derivative liabilities	(8,619)	(144)	(8,540)	(472)
Loss on extinguishment of debt	(1,162)	—	(1,162)	—
Other (expense) income	(8)	285	84	159

Total other (expense) income	(11,878)	(756)	(12,383)	(2,152)

Net loss	(27,357)	(10,013)	(45,771)	(19,288)

Cumulative dividends on Series A convertible preferred stock	—	(286)	—	(1,143)

Net loss attributable to common stockholders	$(27,357)	$(10,299)	$(45,771)	$(20,431)

Loss per common share:
Basic and diluted	$(0.89)	$(0.61)	$(1.48)	$(2.21)

Weighted-average number of common shares:
Basic and diluted	30,897,075	16,817,841	30,886,309	9,247,142

See accompanying notes.

Supernus Pharmaceuticals, Inc.
Consolidated Statements of Comprehensive Loss
(in thousands)

	Three Months ended June 30,		Six Months ended June 30,
	2013	2012	2013	2012

	(unaudited)		(unaudited)

Net loss	$(27,357)	$(10,013)	$(45,771)	$(19,288)
Other comprehensive loss:
Unrealized net (loss) gain on marketable securities	(147)	(3)	(178)	6
Other comprehensive (loss) income	(147)	(3)	(178)	6

Comprehensive loss	$(27,504)	$(10,016)	$(45,949)	$(19,282)

See accompanying notes.

Supernus Pharmaceuticals, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Six Months Ended June 30,
	2013	2012

	(unaudited)
Cash flows from operating activities
Net loss	$(45,771)	$(19,288)

Adjustments to reconcile loss to net cash used
in operating activities:
Loss on extinguishment of debt	1,162	—
Change in fair value of derivative liabilities	8,540	472
Unrealized (loss) gain on marketable securities	(178)	6
Depreciation and amortization	326	438
Amortization of deferred financing costs and debt discount	887	164
Stock-based compensation expense	769	105
Changes in operating assets and liabilities:
Accounts receivable	(537)	—
Interest receivable	(127)	—
Inventory	(3,163)	—
Prepaid expenses and other assets	(918)	(544)
Accounts payable and accrued expenses	1,341	(994)
Deferred product revenue, net	3,967	—
Deferred licensing revenue	246	(149)
Other non-current liabilities	478	33
Net cash used in operating activities	(32,978)	(19,757)

Cash flows from investing activities
Purchases of marketable securities	(61,004)	(36,824)
Sales and maturities of marketable securities	24,413	7,674
Purchases of property and equipment, net	(1,037)	(160)
Net cash used in investing activities	(37,628)	(29,310)

Cash flows from financing activities
Proceeds from issuance of common stock	2,153	52,408
Proceeds from convertible debt issuance	90,000	—
Repayment of secured notes payable	(24,344)	(1,771)
Financing costs and underwriters discounts	(3,598)	(2,872)
Net cash provided by financing activities	64,211	47,765

Net change in cash and cash equivalents	(6,395)	(1,302)
Cash and cash equivalents at beginning of period	40,302	48,544
Cash and cash equivalents at end of period	$33,907	$47,242

Supplemental cash flow information:
Cash paid for interest	$975	$1,488

Noncash financial activity:
Conversion of preferred stock	$—	$49
Initial value of interest make-whole derivative
Issued in connection with the convertible debt	$9,270	$—

See accompanying notes.

Supernus Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements

For the Three and Six Months Ended June 30, 2013 and 2012
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

The Company is currently focused on the commercialization of Oxtellar XR and the anticipated commercialization of Trokendi XR. Oxtellar XR received final approval from the Food and Drug Administration (FDA) on October 19, 2012 and the Company began the commercial launch of this product on February 4, 2013.  The Company anticipates the commercial launch of Trokendi XR during the third quarter of 2013 pending receipt of final approval from the FDA.

2.  Management’s Plans as to Continuing as a Going Concern

The Company’s Independent Auditor's opinion with respect to the Financial Statements as of and for the period ended December 31, 2012 contained an explanatory paragraph regarding conditions that raise substantial doubt about the Company's ability to continue as a going concern. The accompanying unaudited financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Since inception, the Company has incurred, and continues to incur, significant losses from operations.

The Company’s current operating assumptions, which reflect management’s best estimate of future revenue and operating expenses, indicate that current cash on hand, including the cash proceeds received from the common stock offerings in 2012 and the issuance of the $90.0 million aggregate principal amount of the 7.50%  Convertible Senior Secured Notes due 2019 (see Note 9),  should be sufficient to fund operations through the end of 2014, by which time we project to be cash flow break even.

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

The results of operations for the three and six months ended June 30, 2013 are not necessarily indicative of the Company’s future financial results.

Accounts Receivable

Accounts receivable are reported in the consolidated balance sheets at outstanding amounts, less an allowance for doubtful accounts if necessary and net of prompt pay discounts. The Company extends credit without requiring collateral. The Company writes off uncollectible receivables when the likelihood of collection is remote. The Company evaluates the collectability of accounts receivable on a regular basis. An allowance, when needed, is based upon various factors including the financial condition and payment history of customers, an overall review of collections experience on other accounts, and economic factors or events expected to affect future collections experience.  No allowance is recorded at June 30, 2013 or December 31, 2012.

Revenue Recognition

Deferred Revenue

At the present time, the Company records shipments to wholesalers as deferred revenue as the Company is unable to reasonably estimate product returns and related product costs (primarily rebates, chargebacks and other sales deductions (defined below)) due to the lack of sufficient historical sales data for Oxtellar XR. Accordingly, the Company records deferred revenue at sales price net of sales deductions. The Company currently defers recognition of revenue and the related cost of product sales on shipments of Oxtellar XR, and recognizes revenue only upon filling prescriptions at pharmacies and realization of related product costs.

We have entered into collaboration agreements to have both Oxtellar XR and Trokendi XR commercialized outside of the U.S. These agreements generally include an up-front license fee and ongoing milestone payments upon the achievement of specific events. We believe the milestones meet all of the necessary criteria to be considered substantive and therefore should be recognized as revenue when achieved.  For up-front license fees, we have estimated the service period of the contract and are recognizing this payment as revenue on a straight-line basis over the respective service period.

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

Product Sales

The Company records revenue from product sales when persuasive evidence of an arrangement exists, delivery has occurred and title of the product and associated risk of loss has passed to the customer, the price is fixed or determinable, collection from the customer has been reasonably assured, all performance obligations have been met and returns and allowances can be reasonably estimated. Until then, the Company records shipments to wholesalers as deferred revenue.  Product sales are recorded net of provisions for estimated rebates, chargebacks, discounts, co-pay assistance and other accruals (collectively, “sales deductions”) and returns.

•

 Rebates. Allowances for rebates include mandated discounts under the Medicaid Drug Rebate Program as well as negotiated discounts with commercial health-care providers. Rebates are amounts owed after the final dispensing of products to a benefit plan participant and are based upon contractual agreements or legal requirements with the public sector (e.g. Medicaid) and with private sector benefit providers. The allowance for rebates is based on statutory and contractual discount rates and expected claimed rebates paid based on plan providers’ utilization.  Our estimates for expected claimed rebates are based in part on third party market research. Rebates are generally invoiced and paid quarterly in arrears so that the accrual balance consists of an estimate of the amount expected to be incurred for the current quarter’s activity, plus an accrual balance for known prior quarters’ unpaid rebates. If actual future rebates vary from estimates, we may need to adjust prior period accruals, which would affect revenue in the period of adjustment.

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

Our products are distributed through wholesalers and specialty distributors. Each of these distributors take title to and ownership of the product upon physical receipt of the product and distribute these products to pharmacies. Until there is sufficient history of product sales, the Company cannot make a reasonable estimate of either future product returns, expected rebates and chargebacks, or expected sales deductions from the eventual sale of these products to healthcare providers. Therefore, the Company does not record revenue upon the shipment of product to the distributors, even though the distributors are invoiced upon product shipment.  Sales, less deductions, are recorded as deferred revenue.  The Company will recognize revenue at the time the prescriptions for our products are filled and delivered to the patient end-user until such time as the Company can reasonably estimate expected sales deductions and returns. At that time the Company will begin to recognize revenue at the time of shipment of product to the distributors reduced by estimated amounts for future returns and allowances.

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

The Company’s recorded milestone revenues were approximately, $0, and $0 during the three and six months ended June 30, 2013 and $0 and $150,000 during the three and six months ended June 30, 2012, respectively.

Reclassifications

Certain December 31, 2012 consolidated balance sheet amounts have been reclassified to conform to the current year presentation.

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

		Fair Value Measurements at
		June 30, 2013
		(unaudited)
			Significant
	Total Carrying	Quoted Prices	Other	Significant
	Value at	in Active	Observable	Unobservable
	June 30,	Markets	Inputs	Inputs
	2013	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and cash equivalents	$33,907	$23,656	$10,251	$—
Marketable securities	84,797	—	84,797	—
Marketable securities - restricted (Other Assets)	305	—	305	—
Total assets at fair value	$119,009	$23,656	$95,353	$—
Liabilities:
Derivative liabilities	$18,061	$—	$—	$18,061

		Fair Value Measurements at
		December 31, 2012
			Significant
	Total Carrying	Quoted Prices	Other	Significant
	Value at	in Active	Observable	Unobservable
	December 31,	Markets	Inputs	Inputs
	2012	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and cash equivalents	$40,302	$31,561	$8,741	$—
Marketable securities	48,206	—	48,206	—
Marketable securities - restricted (Other Assets)	279	—	279	—
Total assets at fair value	$88,787	$31,561	$57,226	$—
Liabilities:
Derivative liabilities	$251	$—	$—	$251

The Company’s Level 1 assets include money market funds and U.S. Treasuries and government agency debt securities with quoted prices in active markets.  At June 30, 2013 and December 31, 2012, Level 2 assets include mutual funds in which the SERP assets are invested, commercial paper and corporate bonds and other fixed income securities. Level 2 securities are valued using third-party pricing sources that apply applicable inputs and other relevant data into their models to estimate fair value.

Level 3 liabilities include the fair market value of the interest make-whole liability associated with the Notes and the outstanding warrants to purchase Common Stock recorded as derivative liabilities. The fair value of the common stock warrant liability was calculated using a Monte-Carlo simulation on a Black-Scholes model with the following assumptions as of June 30, 2013:

Exercise Price	$4 - $5 per share
Volatility	80%
Stock Price as of June 30, 2013	$6.43 per share
Term	7.2 - 8.5 years
Dividend Yield	0.0%
Risk-Free Rate	2.1% - 2.3%

The fair value of the interest make-whole liability of the Notes was calculated using a  binomial-lattice model with the following key assumptions as of June 30, 2013:

Volatility	45%
Stock Price as of June 30, 2013	$6.43 per share
Credit Spread	1335 bps
Term	4 years
Dividend Yield	0.0%

Significant changes to these assumptions would result in increases/decreases to the fair value of the outstanding liabilities.

Changes in the fair value of the warrants and the interest make-whole liability are recognized as a component of Other Income (Expense) in the Consolidated Statements of Operations. The following table presents information about the Company’s Level 3 liabilities as of June 30, 2013 and December 31, 2012 that are included in the Non-Current Liabilities section of the Consolidated Balance Sheets, in thousands:

Six Months Ended
June 30, 2013
(unaudited)

Balance at December 31, 2012	$251
Initial value of interest make-whole payment
associated with the convertible notes	9,270
Changes in fair value of derivative liabilities included in earnings	8,540

Balance at June 30, 2013	$18,061

The carrying value and estimated fair value of the convertible notes was approximately $59.1 million and $115.0 million, respectively, as of June 30, 2013.  The fair value was estimated based on actual trade information as well as quoted process provided by bond traders.

The carrying amounts of other financial instruments, including accounts receivable, accounts payable and accrued expenses approximate fair value due to their short-term maturities.

Unrestricted marketable securities held by the Company were as follows, in thousands:

At June 30, 2013:
Available for Sale	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate debt securities	$85,029	$5	$(237)	$84,797

At December 31, 2012:
Available for Sale	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate debt securities	$48,259	$1	$(54)	$48,206

The Company has not experienced any other-than-temporary losses on its marketable securities and restricted marketable securities.

5.    Inventories

Inventories consist of the following, in thousands:

	June 30,	December 31,
	2013	2012
	(unaudited)
Raw materials	$3,390	$1,152
Finished goods	925	—
	$4,315	$1,152

There were no inventory reserves at June 30, 2013 and December 31, 2012. As of June 30, 2013 and December 31, 2012 the Company had recorded approximately $3.0 million and $0.9 million, respectively, of inventory related to Trokendi XR, which has received tentative approval from the FDA.  The remainder of the inventory relates to Oxtellar XR. We anticipate recovering these amounts through future product sales of Trokendi XR upon receipt of final approval.

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

6.  Property and Equipment

Property and equipment consist of the following, in thousands:

	June 30,	December 31,
	2013	2012
	(unaudited)

Computer equipment	$663	$615
Software	209	209
Lab equipment and furniture	4,407	3,896
Leasehold improvements	2,257	1,779
	7,536	6,499
Less accumulated depreciation and amortization	(5,289)	(5,078)
	$2,247	$1,421

Depreciation expense on property and equipment was approximately $105,000 and  $211,000 for the three and six months ended June 30, 2013, respectively and $156,000 and  $323,000 for the three and six months ended June 30, 2012, respectively.

7.   Purchased Patents

In connection with a purchase agreement with Shire Laboratories, Inc., the Company acquired certain patents in 2005. The following sets forth the gross carrying amount and related accumulated amortization of the patents, in thousands:

		June 30, 2013		December 31, 2012
(unaudited)
	Weighted-	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Average Life	Amount	Amortization	Amount	Amortization

Purchased patents	10.0	$2,292	$1,724	$2,292	$1,609

Amortization expense was approximately $57,000 each of the three month periods ended June 30, 2013 and 2012 and was approximately $115,000 each of the six month periods ended June 30, 2013 and 2012. The estimated annual aggregate amortization expense through December 31, 2015 is $229,000.

There were no indicators of impairment identified at June 30, 2013 or December 31, 2012.

8.  Accrued Liabilities

Accrued Liabilities are comprised of the following (and are included within the accounts payable and accrued expenses line item on the consolidated balance sheets), in thousands:

	June 30,	December 31,
	2013	2012
	(unaudited)
Accrued clinical trial and clinical supply costs	$2,043	$3,335
Accrued compensation	2,617	2,492
Interest payable	1,125	213
Other accrued liabilities	3,774	1,820
	$9,559	$7,860

Accrued clinical trial and clinical supply costs consist primarily of investigator fees, contract research organization services and laboratory costs.  Other accrued expenses consist primarily of marketing, sales and miscellaneous accrued expenses.

9.  Convertible Senior Secured Notes

On May 3, 2013, the “Company issued $90.0 million aggregate principal amount of 7.50% Convertible Senior Secured Notes due 2019 (the “Notes”).  The Company completed this in a private placement offering in reliance on Section 4(2) under the Securities Act of 1933, as amended (the “Securities Act”).  The notes were available for resale in transactions exempt from the registration requirements of the Securities Act to persons reasonably believed by the initial purchasers to be “qualified institutional buyers” as defined in Rule 144A under the Securities Act.

Aggregate estimated offering expenses in connection with the transaction, including the initial purchasers’ discount of $3.0 million, were approximately $3.5 million, resulting in net proceeds of approximately $86.5 million. The Company used approximately $19.6 million to repay in full its borrowings under and terminate its existing secured credit facility.  The remainder of the net proceeds will be used to fund the commercialization of the Company’s approved and tentatively approved products, Oxtellar XR and Trokendi XR, as well as to continue development of the Company’s pipeline products and for other general corporate purposes, which may include research and development expenses, capital expenditures, working capital and general administrative expenses.

The Company issued the Notes under an Indenture, dated May 3, 2013 (the “Indenture”), between the Company and U.S. Bank National Association, as Trustee and Collateral Agent.  The Notes provide for 7.50% interest per annum on the principal amount of the Notes, payable semi-annually in arrears on May 1 and November 1 of each year, beginning on November 1, 2013.  Interest will accrue on the Notes from and including May 3, 2013 and the Notes will mature on May 1, 2019, unless earlier converted, redeemed or repurchased by the Company.  The Notes are convertible into the Company’s common stock (“Common Stock”) as described below.

The Notes are the Company’s senior secured obligations and (i) rank senior in right of payment to any of the indebtedness that is expressly subordinated in right of payment to the Notes; (ii) rank effectively senior to any of the unsecured indebtedness to the extent of the value of the collateral securing the Notes; (iii) rank equal in right of payment with all of the Company’s indebtedness that is not subordinated to the Notes; and (iv) are structurally subordinated to all indebtedness and liabilities, including trade payables, of the Company’s existing and future subsidiaries.

The Notes are secured by a first-priority lien, other than customary permitted liens, on substantially all of the Company’s and its domestic subsidiaries’ assets, whether now owned or hereafter acquired, including license agreements, general intangibles, accounts, instruments, investment property, intellectual property and any proceeds of the foregoing pursuant to that certain Security and Pledge Agreement, dated May 3, 2013 (the “Security Agreement”), between the Company and U.S. Bank National Association, as Collateral Agent.  The Indenture restricts the ability of the Company and its existing and future subsidiaries to make investments, including transfers of the Company’s assets that constitute collateral securing the Notes, in its existing and future foreign subsidiaries.  The Company is entitled to the release of property and other assets constituting collateral from the liens securing the Notes and the obligations thereunder (i) to enable the Company to consummate the sale, transfer, license, monetization or other disposition of such property or assets; (ii) with the consent of the holders of at least 66 2/3% of the aggregate principal amount of the Notes then outstanding and affected; or (iii) pursuant to a modification or amendment of the Indenture, the Notes or the Security Agreement.

If the Company has not received stockholder approval (as defined in the Indenture), a holder of Notes  may surrender all or a portion of its Notes for conversion at any time prior to the close of business on the business day immediately preceding the maturity date of the Notes and the Company will deliver for each $1,000 principal amount of converted Notes a number of shares of Common Stock equal to the conversion rate, together with a cash payment in lieu of any fractional shares of Common Stock issuable upon conversion.  If the Company obtains stockholder approval, (i) on and after such date of approval and prior to the close of business on the business day immediately preceding November 1, 2018, a holder of Notes may convert all or a portion of its Notes, in principal amounts equal to $1,000 or an integral multiple thereof, only if one or more of the following conditions has been satisfied: (1) if, for at least 20 trading days (whether or not consecutive) during the 30 consecutive trading day period ending within five trading days prior to a conversion date, the last reported sale price of the Company’s Common Stock exceeds the conversion price on each such trading day; (2) during the five consecutive business day period immediately following any five consecutive trading day period (the ‘‘Measurement Period’’), in which, for each trading day of that Measurement Period, the trading price (as defined in the Indenture) per $1,000 principal amount of Notes for such trading day was less than 98% of the product of the last reported sale price of the Company’s Common Stock on such trading day and the applicable conversion rate on such trading day; (3) upon the occurrence of specified corporate transactions; or (4) if the Company calls the Notes for redemption, at any time prior to the close of business on the business day immediately preceding the redemption date; and (ii) on and after November 1, 2018, a holder of Notes may convert all or a portion of its Notes, in principal amounts equal to $1,000 or an integral multiple thereof, at any time prior to the close of business on the business day immediately preceding the maturity date of the Notes, regardless of the foregoing circumstances.   If stockholder approval has been received, the Company will settle conversion of the Notes through payment or delivery, as the case may be of cash, shares of Common Stock or a combination thereof, at its election.  The Company has no obligation to seek stockholder approval and, even if it does, it cannot be certain that its stockholders will grant the stockholder approval.

The conversion rate for the Notes is equal to 188.7059 shares of Common Stock per $1,000 principal amount of notes (which is equivalent to an initial conversion price of approximately $5.30 per share of Common Stock). The conversion rate is subject to adjustment upon the occurrence of certain specified events but will not be adjusted for accrued and unpaid interest. In addition, upon the occurrence of a ‘‘make-whole fundamental change’’ (as defined in the Indenture), the Company will, in certain circumstances, increase the conversion rate by a number of additional shares for a holder that elects to convert its notes in connection with such make-whole fundamental change as described in the Indenture.

On or after November 1, 2013, if, for at least 20 trading days (whether or not consecutive) during the 30 consecutive trading day period ending within five trading days prior to a conversion date, the last reported sale price of the Company’s common stock exceeds the conversion price on each such trading day, the Company will, in certain circumstances, make an interest make-whole payment to converting holders equal to the sum of the present value of the remaining scheduled payments of interest that would have been made on the Notes to be converted had such notes remained outstanding until May 1, 2017 computed using a discount rate equal to 2%.  The Company may pay an interest make-whole payment either in cash or in Common Stock, at its election.  If the Company elects to pay an interest make-whole payment in Common Stock, then the stock will be valued at 95% of the simple average of the daily volume-weighted average price (“VWAP”) per share for the 10 trading days ending on and including the trading day immediately preceding the conversion date.  Notwithstanding the foregoing, the number of shares the Company may deliver in connection with an interest make-whole payment and repayment of principal will not exceed 221.7294 shares per $1,000 principal amount of Notes, subject to adjustment.  If, pursuant to its election to deliver Common Stock in connection with the payment of the interest make-whole amount, the Company would be required to deliver a number of shares of Common Stock in excess of such threshold, the Company would deliver cash in lieu of shares otherwise deliverable upon conversions in excess thereof (based on the simple average of the daily VWAP for the 10 trading days ending on and including the trading day immediately preceding the conversion date).

Upon (i) the occurrence of a fundamental change (as defined in the Indenture) or (ii) if the Company calls the Notes for redemption as described below (either event, a ‘‘make-whole fundamental change’’) and a holder elects to convert its Notes in connection with such make-whole fundamental change, the Company will, in certain circumstances, increase the conversion rate by a number of additional shares (the ‘‘Additional Shares’’) as described below.  The Company will notify holders within one business day after the first public announcement by it or a third party of an event or transaction that the Company reasonably determines would, if consummated, constitute a make-whole fundamental change.  Upon receiving notice or otherwise becoming aware of a potential make-whole fundamental change described, the Company will use commercially reasonable efforts to announce or cause the announcement of such potential make-whole fundamental change in time to deliver such notice at least 50 scheduled trading days prior to the anticipated effective date for such transaction if stockholder approval has been obtained.  The Company will notify the Trustee and holders of the effective date of any make-whole fundamental change no later than one business day after such effective date.

The number of additional shares by which the Company will increase the conversion rate will be determined based on the date on which the make-whole fundamental change occurs or becomes effective (the ‘‘Effective Date’’) and the price (the ‘‘Stock Price’’) paid (or deemed paid) per share of the Company’s Common Stock in the fundamental change.  If the holders of the Company’s common stock receive only cash in a make-whole fundamental change (i) the Stock Price shall be the cash amount paid per share and (ii) the Company will satisfy its conversion obligation to a holder that converts its Notes any time after such make-whole fundamental change by delivering to such holder, on the third business day immediately following the relevant conversion date, an amount of cash, for each $1,000 principal amount of Notes converted, equal to the product of (x) the conversion rate in effect on the relevant conversion date (as increased by the Additional Shares, if any) and (y) the Stock Price.  Otherwise, (i) the Stock Price will equal the average of the last reported sale prices of the Company’s Common Stock over the five trading day period ending on, and including, the trading day immediately preceding the Effective Date of the make-whole fundamental change and (ii) the Company will satisfy its conversion obligation to a holder that converts its Notes in connection with such make-whole fundamental change based on the conversion rate as increased by the number of Additional Shares.  In connection with a make-whole fundamental change triggered by a redemption of the Notes, the Effective Date of such make-whole fundamental change will be the date on which the Company delivers notice of the redemption.  Notwithstanding the foregoing, in no event will the conversion rate exceed the maximum conversion rate, which is 221.7294 shares per $1,000 principal amount of Notes, which amount is inclusive of repayment of the principal of the Notes.

If a fundamental change occurs at any time, holders will have the right, at their option, to require the Company to purchase for cash any or all of the Notes, or any portion of the principal amount thereof, that is equal to $1,000 or an integral multiple of $1,000 in excess thereof, on a date of the Company’s choosing that is not less than 20 calendar days nor more than 35 calendar days after the date on which it delivers a fundamental change notice.  The price the Company is required to pay for a Note is equal to 100% of the principal amount of such Note plus accrued and unpaid interest, if any, to, but excluding, the fundamental change purchase date.  Any Notes purchased by the Company will be paid for in cash.

The Company may not redeem the Notes prior to May 1, 2017.  On or after May 1, 2017, the Company may redeem for cash all, but not less than all, of the Notes if the last reported sale price of the Company’s Common Stock equals or exceeds 140% of the applicable conversion price for at least 20 trading days during the 30 consecutive trading day period ending on the trading day immediately prior to the date the Company delivers written notice of the redemption.  The redemption price will be equal to 100% of the principal amount of the Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date.  If the Company calls the Notes for redemption, a make-whole fundamental change will be deemed to occur and the Company will, in certain circumstances, increase the conversion rate for holders who convert their notes in connections with such make-whole fundamental change as described in the Indenture.

The table below summarizes how the issuance of the Convertible Secure Senior Note is reflected in the balance sheet at June 30, 2013, in thousands:

June 30,
2013
(unaudited)
Gross proceeds	$90,000
Conversion option reported in equity	(22,336)
Interest make-whole derivative	(9,270)
Amortization of debt discount	706
Carrying value	$59,100

The Company incurred approximately $3.5 million of financing costs (including the underwriters’ discount) in connection with the issuance of the Notes.  Approximately $0.9 million of this amount was allocated to APIC and the remaining $2.6 million is recorded as a deferred cost being amortized over the life of the Notes.  As of June 30, 2013, approximately $2.5 million remained unamortized, of which $0.4 million is current and $2.1 million is long-term.

10. Share-Based Payments

The Company has adopted the Supernus Pharmaceuticals, Inc. 2012 Equity Incentive Plan (the 2012 Plan), which is stockholder-approved, and provides for the grant of stock options and certain other awards, including stock appreciation rights (“SAR”), restricted and unrestricted stock, stock units, performance awards, cash awards and other awards that are convertible into or otherwise based on the Company’s common stock, to the Company’s key employees, directors, and consultants and advisors.  The 2012 Plan is administered by the Company’s Board of Directors and provides for the issuance of up to 2,500,000 shares of the Company’s Common Stock. Option awards are granted with an exercise price equal to the estimated fair value of the Company’s Common Stock at the grant date; those option awards generally vest in four annual installments, starting on the first anniversary of the date of grant and have ten-year contractual terms. The 2012 Plan provides for the issuance of Common Stock of the Company upon the exercise of stock options. Stock-based compensation recognized related to the grant of employee and non-employee stock option, SARS, and non-vested stock was as follows, in thousands:

	Three Months ended June 30,		Six Months ended June 30,
	2013	2012	2013	2012

	(unaudited)		(unaudited)

Research and development	$131	$14	$239	$29
Selling, general and administrative	301	39	530	76
Total	$432	$53	$769	$105

The following table summarizes stock option and SAR activity:

			Weighted-
		Weighted-	Average
	Number of	Average	Remaining
	Options	Exercise Price	Contractual Term

Outstanding, December 31, 2012	569,911	$5.72	7.88
Granted (unaudited)	899,832	$7.89
Exercised (unaudited)	(40,512)	$0.66
Forfeited or expired (unaudited)	(11,593)	$7.00
Outstanding, June 30, 2013 (unaudited)	1,417,638	$7.23	8.79

As of December 31, 2012
Vested and expected to vest	564,083	$5.72	7.87
Exercisable	200,312	$2.11	5.73

As of June 30, 2013
Vested and expected to vest (unaudited)	1,367,439	$7.22	8.77
Exercisable (unaudited)	173,759	$2.67	6.00

11. Loss Per Share

Basic loss per common share is determined by dividing loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period, without consideration of common stock equivalents. Diluted loss per share is computed by dividing the loss attributable to common stockholders by the weighted-average number of common share equivalents outstanding for the period. The treasury stock method is used to determine the dilutive effect of the Company’s stock option grants, SARS, potential Employee Stock Purchase Plan (ESPP) awards and warrants and the if-converted method is used to determine the dilutive effect of the Company’s Notes and Series A Preferred Stock. The following common stock equivalents were excluded in the calculation of diluted loss per share because their effect would be anti-dilutive as applied to the net loss applicable to common stockholders for the periods ending June 30, 2013 and 2012:

	Three Months ended June 30,		Six Months ended June 30,
	2013	2012	2013	2012
Convertible Senior Secured Notes	11,011,300	—	5,536,068	—
Series A Preferred Stock	—	4,038,461	—	8,144,229
Warrants to purchase Series A Preferred Stock/Common Stock	9,543	143,749	12,592	143,749
Stock Options, Stock Appreciation Rights and Non-vested Stock Options	137,349	498,053	160,061	498,053

12. Subsequent Event

On August 7, 2013, Supernus issued a press release announcing that it initiated litigation against generic drug makers Actavis Inc., Watson Laboratories, Inc. – Florida, Actavis Pharma, Inc., Watson Laboratories, Inc., and Anda, Inc. (collectively “Watson”) for infringement of two patents covering its antiepileptic drug Oxtellar XR.  Both patents do not expire until April 13, 2027.  The Complaint—filed in the U.S. District Court for the District of New Jersey—alleges that Watson infringed Supernus’s Oxtellar XR patents by submitting to the FDA an Abbreviated New Drug Application (“ANDA”) seeking to market a generic version of Oxtellar XR prior to the expiration of Supernus’s patents

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The Company received a Paragraph IV Notice Letter against our Oxtellar XR Orange Book patents from generic drug makers Actavis Inc., Watson Laboratories, Inc. – Florida, Actavis Pharma, Inc., Watson Laboratories, Inc., and Anda, Inc. (collectively “Watson”)  on June 26, 2013.  On August 7, 2013 the Company filed a lawsuit against Watson alleging infringement of two patents covering its antiepileptic drug Oxtellar XR.  Supernus’s United States Patent Nos. 7,722,898 and 7,910,131 cover once-a-day oxcarbazepine formulations and methods of treating seizures using those formulations.  Both patents do not expire until April 13, 2027.

The Complaint—filed in the U.S. District Court for the District of New Jersey—alleges that Watson infringed Supernus’s Oxtellar XR patents by submitting to the Food and Drug Administration (“FDA”) an Abbreviated New Drug Application (“ANDA”) seeking to market a generic version of Oxtellar XR prior to the expiration of Supernus’s patents.  Filing its Complaint within 45 days of receiving Watson’s Paragraph IV certification notice entitles Supernus to an automatic stay preventing the FDA from approving Watson’s ANDA for 30 months.

Trokendi XR (extended-release topiramate) received tentative approvals from the FDA on June 25, 2012 and June 7, 2013 due to the existence of a Topamax marketing exclusivity associated with safety information in a specific pediatric population.  This marketing exclusivity expired as of June 22, 2013.   We anticipate the final approval from the FDA during the third quarter of 2013.  The Company expects to commercially launch Trokendi XR during the third quarter of 2013.

We are marketing Oxtellar XR through our in-house sales force. We have expanded this sales force from 75 sales representatives to approximately 90 sales representatives to support the commercial launch of Trokendi XR.

In addition to our two lead products, we have a product pipeline with several lead product candidates. SPN-810 (molindone hydrochloride) is being developed as a treatment for impulsive aggression in patients with ADHD and completed a Phase IIb trial in 2012 and we expect to advance this program into later stage clinical development after we meet with the FDA. Our plans for SPN-810 involve a continued, in-depth analysis of the full dataset from the Phase IIb trial along with plans to meet with the FDA to discuss the next steps in the development program and the design of the protocol for later stage clinical development.

SPN-812 is being developed as a non-stimulant treatment for ADHD. SPN-812 completed a Phase IIa proof on concept trial in 2011 and we are currently focused on developing an extended release formulation that will be the subject of a future Phase IIb trial.  We held a pre-IND (investigational new drug application) meeting with the FDA for the extended release program in June 2013.

Critical Accounting Policies and the Use of Estimates

The significant accounting policies and basis of presentation for our consolidated financial statements are described in Note 3 “Summary of Significant Accounting Policies” in the Company’s most recently filed Annual Report on Form 10-K and in this report. The preparation of our financial statements in accordance with U.S. generally accepted accounting principles (GAAP) requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses and the disclosure of contingent assets and liabilities in our financial statements. Actual results could differ from those estimates.

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

We capitalize inventories produced in preparation for commercial launches when it becomes probable the related product candidates will receive regulatory approval and the related costs will be recoverable through the commercial sale of the product. Accordingly, we began to capitalize inventories for Trokendi following the June 25, 2012 tentative approval from the FDA and for Oxtellar XR following the October 19, 2012 final approval from the FDA. Prior to capitalization, the costs of manufacturing drug product are recognized in research and development expense in the period the cost is incurred. Therefore, manufacturing costs incurred prior to capitalization are included in research and development expense. Such costs incurred after capitalization are included in inventory and eventually cost of sales.

Equity Component of Convertible Debt.  Under Accounting Standards Codification 470-20, Debt with Conversion and Other Options, or ASC 470-20, an entity must separately account for the liability and equity components of convertible debt instruments (such as the Notes) that may be settled entirely or partially in cash upon conversion in a manner that reflects the issuer’s economic interest cost. The effect of ASC 470-20 on the accounting for the Notes is that the equity component is required to be included in the additional paid-in capital section of stockholders’ equity on the consolidated balance sheet at the issuance date and the value of the equity component would be treated as debt discount for purposes of accounting for the debt component of the Notes. The carrying value of the liability component was calculated by measuring the fair value of a similar liability that does not have an associated convertible feature. The carrying value of the equity component representing the conversion option was determined by deducting the fair value of the liability component from the par value of the Notes as a whole. The equity component is not re-measured as long as it continues to meet the conditions for equity classification.

The Company allocated the total transaction costs of $3.5 million related to the issuance of the Notes to the liability and equity components of the Notes based on their relative values. Transaction costs attributable to the liability component are amortized to interest expense over the six-year term of the Notes, and transaction costs attributable to the equity component are netted with the equity components in stockholders’ equity (See note 9).

Revenue Recognition and Deferred Revenue.  At the present time, the Company records shipments to wholesalers as deferred revenue as the Company is unable to reasonably estimate product returns and related product costs (primarily rebates, chargebacks and other sales deductions (defined below)) due to the lack of sufficient historical sales data for Oxtellar XR. Accordingly, the Company records deferred revenue at sales price net of sales deductions. The Company currently defers recognition of revenue and the related cost of product sales on shipments of Oxtellar XR, and recognizes revenue only upon filling prescriptions at pharmacies.

The Company records shipments to wholesalers as deferred revenue until there is sufficient product specific data available to reasonably estimate returns, rebates, and allowances.  Until such data are available, the Company records revenue based on prescriptions filled at the pharmacy level. Because prescriptions filled at the pharmacy level have no remaining right of return, there is no need to establish an allowance for same.  Due to lack of sufficient sales history, we cannot reasonably estimate all sales rebates and allowances. These data are not available to Company until approximately 8 weeks after the close of the quarter.  This results in a delayed recognition of revenue until the subsequent fiscal quarter.

The Company believes the compilation of sufficient product specific historical data to reasonably estimate returns, rebates, and allowances may be available by the end of the year at which time the Company may record revenue based on shipments to wholesalers.

With respect to prescriptions which were filled in the first quarter, data on rebates and allowances were received by the end of May.  As a result of the time lag between the end of the quarter and receipt of these data, the Company could not determine net revenue in a timeframe which would allow reporting net revenue in the Form 10-Q filed for the 1st quarter. Consequently, revenue generated from  prescriptions filled at the pharmacy level in the first quarter are being reported in the Company’s second quarter financial results; i.e., on a ‘quarter lag basis’. We expect to continue to report revenue based on prescriptions filled at the pharmacy level until sufficient experience with rebates and allowances is assembled to allow reporting of revenue based on shipments to wholesalers.

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

Our products are distributed through wholesalers and pharmaceutical distributors. Each of these wholesalers and distributors will take title and ownership of the product upon physical receipt of the product and then distribute our products to the pharmacies. Though these distributors will be invoiced concurrent with product shipment, we will be unable to recognize revenue upon shipment until such time as we can reasonably estimate and record provisions for sales deductions and product returns utilizing historical information and market research projections. Specific consideration for sales of both Oxtellar XR and Trokendi XR are:

•

Rebates. Allowances for rebates include mandated discounts under the Medicaid Drug Rebate Program as well as negotiated discounts with commercial health-care providers. Rebates are amounts owed after the final dispensing of products to a benefit plan participant and are based upon contractual agreements or legal requirements with the public sector (e.g. Medicaid) and with private sector benefit providers. The allowance for rebates is based on statutory and contractual discount rates and expected claimed rebates paid based on plan provider’s utilization. Our estimates for expected claimed rebates are based in part on third party market research. Rebates are generally invoiced and paid quarterly in arrears so that the accrual balance consists of an estimate of the amount expected to be incurred for the current quarter’s activity, plus an accrual balance for known prior quarters’ unpaid rebates. If actual future rebates vary from estimates, we may need to adjust prior period accruals, which would affect revenue in the period of adjustment.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2013 and June 30, 2012

	Three Months Ended
	June 30,		Increase
	2013	2012	(decrease)

	(unaudited)
	(in thousands)

Revenue
Net product sales	$154	$—	154
Licensing revenue	127	91	36
Total revenue	281	91

Costs and expenses
Cost of product sales	4	—	4
Research and development	3,542	4,703	(1,161)
Selling, general and administrative	12,214	4,645	7,569
Total cost and expenses	15,760	9,348
Operating loss	(15,479)	(9,257)
Interest income and other income (expense), net	47	317	(270)
Interest expense	(2,144)	(929)	1,215
Changes in fair value of derivative liabilities	(8,619)	(144)	8,475
Loss on extinguishment of debt	(1,162)	—	1,162
Total other (expense) income	(11,878)	(756)
Net loss	$(27,357)	$(10,013)

Revenues.  Our net product sales of $0.2 million for the three months ended June 30, 2013 are based on 529 Oxtellar XR prescriptions filled at the pharmacy level during the first quarter of 2013.  According to prescriptions as reported by IMS –  National Prescription Audit (IMS – NPA) for Oxtellar XR, a total of 4,177 prescriptions were written in the period February to June 30, 2013 following the commercial launch of Oxtellar XR on February 4, 2013.  Prescriptions filled in the first quarter of 2013 were 529 and grew to 3,648 during the second quarter of 2013, a growth of 590% quarter over quarter.  We have not yet recognized revenues related to the prescriptions written during the second quarter of 2013.

Research and Development Expense.  Our research and development expenses were $3.5 million for the three months ended June 30, 2013, compared to $4.7 million for the same period in 2012, a decrease of $1.2 million or 25%. This decrease was primarily attributable to activities in the second quarter of 2013 that relate to the analysis of trials completed in 2012 and research/preparation for trials to be launched for our lead product candidates, SPN-810 and SPN-812.

Selling, General and Administrative Expenses.    Our selling, general and administrative expenses were $12.2 million for the three months ended June 30, 2013 compared to $4.6 million for the same period in 2012, representing an increase of approximately $7.6 million or approximately 163%. This increase is mainly due to the hiring of our sales force as well as an increase in sales and marketing costs associated with the commercial launch of Oxtellar XR, which occurred in February 2013, and the expected launch of Trokendi XR in the third quarter of 2013.

 Changes in fair value of derivative liability.  We recognized a non-cash charge of $8.6 million associated with the interest make-whole derivative during the second quarter of 2013, due to an increase in our stock price.

Loss on extinguishment of debt.  We incurred $1.2 million loss on extinguishment of our secured credit facility on May 3, 2013.

Interest Expense.    Interest expense was approximately $2.1 million for the three months ended June 30, 2013, compared to $0.9 million for the same period in 2012.  This increase, $1.2 million, is primarily due to the $1.1 million of interest accrued on the $90.0 million of Convertible Debt in 2013, partially offset by the decrease in interest expense resulting from extinguishing our previous secured credit facility that we paid off in May 2013.

Net Loss.   Loss from continuing operations was $27.4 million for the three months ended June 30, 2013, compared to a loss of $10.0 million for the same period in 2012.  This increase is primarily due to the increase in sales and marketing costs due to the hiring of our sales force as well as an increase in sales and marketing costs associated with the commercial launch of Oxtellar XR, which occurred in February 2013, and the expected launch of Trokendi XR in the third quarter of 2013, as well as the change in fair value of our derivative liabilities and loss on the extinguishment of our debt facility.

Comparison of the Six Months Ended June 30, 2013 and June 30, 2012

	Six Months Ended
	June 30,		Increase
	2013	2012	(decrease)

	(unaudited)
	(in thousands)

Revenue
Net product sales	$154	$—	154
Licensing revenue	274	299	(25)
Total revenue	428	299

Costs and expenses
Cost of product sales	4	—	4
Research and development	8,065	10,061	(1,996)
Selling, general and administrative	25,747	7,374	18,373
Total cost and expenses	33,816	17,435
Operating loss	(33,388)	(17,136)
Interest income and other income (expense), net	191	211	(20)
Interest expense	(2,872)	(1,891)	981
Changes in fair value of derivative liabilities	(8,540)	(472)	8,068
Loss on extinguishment of debt	(1,162)	—	1,162
Total other (expense) income	(12,383)	(2,152)
Net loss	$(45,771)	$(19,288)

Revenues.  Our net product sales of $0.2 million for the six months ended June 30, 2013 are based on 529 Oxtellar XR prescriptions filled at the pharmacy level during the first quarter of 2013.

Research and Development Expense.  Our research and development expenses were $8.1 million for the six months ended June 30, 2013, compared to $10.1 million for the same period in 2012, a decrease of $2.0 million or 20%. This decrease was primarily attributable to a decrease in clinical trial costs of $1.3 million for our SPN-810 Phase IIb trial that was completed in 2012.

Selling, General and Administrative Expenses.    Our selling, general and administrative expenses were $25.7 million for the six months ended June 30, 2013 compared to $7.4 million for the same period in 2012, representing an increase of approximately $18.3 million or approximately 249%. This increase is mainly due to the hiring of our sales force as well as an increase in sales and marketing costs associated with the commercial launch of Oxtellar XR, which occurred in February 2013, and the expected launch of Trokendi XR in the third quarter of 2013.

Changes in fair value of derivative liability.  We recognized a non-cash charge of $8.6 million associated with the interest make-whole derivative during the second quarter of 2013, due to an increase in our stock price.

Loss on extinguishment of debt.  We incurred $1.2 million loss on extinguishment of our secured credit facility on May 3, 2013.

Interest Expense.    Interest expense was approximately $2.9 million for the six months ended June 30, 2013, compared to $1.9 million for the same period in 2012.  This increase, $1.0 million, is primarily due to the 2013 interest accrued on the $90.0 million of Convertible Debt in 2013 of $1.1 million, partially offset by the decrease in interest expense resulting from extinguishing our previous secured credit facility that we paid off in May 2013.

Net Loss.     Loss from continuing operations was $45.8 million for the six months ended June 30, 2013, compared to a loss of $19.3 million for the same period in 2012.  This increase is primarily due to due to the hiring of our sales force as well as an increase in sales and marketing costs associated with the commercial launch of Oxtellar XR, which occurred in February 2013, and the expected launch of Trokendi XR in the third quarter of 2013, as well as the change in fair value of our derivative liabilities and loss on the extinguishment of our debt facility.

Liquidity and Capital Resources

Our working capital at June 30, 2013 was $94.7 million, an increase of $26.2 million compared to our working capital of $68.5 million at December 31, 2012. This increase is attributable to the closing of our $90.0 million offering of Convertible Senior Secured Notes on May 3, 2013, and cash received for product shipments of Oxtellar XR to wholesalers and specialty distributors.  Working capital decreased as a result of our continued loss from operations as we have continued our clinical development programs and continued to increase our sales, marketing, and manufacturing activities to support the launch of Oxtellar XR and prepare for the expected commercial launch of Trokendi XR in the third quarter as well as the extinguishment of secured credit facility in May 2013.

We expect to continue to incur significant sales and marketing expenses in 2013 related to the launches of Oxtellar XR and of Trokendi XR.  In addition, we expect to incur substantial expenses related to our research and development efforts, primarily related to development efforts for SPN-810 and SPN-812.

On May 3, 2013, we issued $90.0 million aggregate principal amount of 7.50% Convertible Senior Secured Notes due 2019 (the “Notes”) to qualified institutional buyers, the initial purchasers of the Notes (the “Initial Purchasers”).  The Company issued the Notes under an Indenture, dated May 3, 2013 (the “Indenture”), between the Company and U.S. Bank National Association, as Trustee and Collateral Agent.

Aggregate estimated offering expenses in connection with the transaction, including the Initial Purchasers’ discount of $3.0 million, were approximately $3.5 million resulting in net proceeds of approximately $86.5 million. We used approximately $19.6 million of these net proceeds to repay in full our borrowings under and terminate our existing secured credit facility.  The remainder of the net proceeds will be used to fund the commercialization of our approved and tentatively approved products, Oxtellar XR and Trokendi XR, as well as to continue development of our pipeline products and for other general corporate purposes, which may include research and development expenses, capital expenditures, working capital and general administrative expenses.  We believe that the net proceeds of this offering, along with our current working capital, will be sufficient to fund operations through the end of 2014, by which time we project to be cash flow break even.

The Notes provide for 7.50% interest per annum on the principal amount of the Notes, payable semi-annually in arrears on May 1 and November 1 of each year, beginning on November 1, 2013.  Interest will accrue on the Notes from and including May 3, 2013, and the Notes will mature on May 1, 2019, unless earlier converted, redeemed or repurchased by the Company.  The Notes are secured by a first-priority lien, other than customary permitted liens, on substantially all of our and our domestic subsidiaries’ assets, whether now owned or hereafter acquired. (See Note 9 for additional information)

Cash Flows

The following table sets forth the major sources and uses of cash for the periods set forth below:

	Six Months Ended June 30,
	2013	2012

	(unaudited)
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(32,978)	$(19,757)

Investing activities	$(37,628)	$(29,310)

Financing Activities	$64,211	$47,765

Net decrease in cash and cash equivalents	$(6,395)	$(1,302)

Operating Activities

Net cash used in operating activities for the six months ended June 30, 2013 compared to the six months ended June 30, 2012 increased by $13.2 million. This change in cash flows from operating activities was primarily the result of an increase in net loss of $26.5 million primarily related to increased sales and marketing costs, the $8.6 million non-cash charge for the change in fair value of derivative liabilities and $1.2 million loss on extinguishment of debt.  The increased net loss was partially offset by cash provided by changes in working capital.  The changes in working capital are, in thousands:

	June 30,
	2013
	(unaudited)
Increase in accounts receivable	$(537)	Shipment of product to wholesalers.
Increase in inventory	(3,163)	Build up of inventory for product sales.
Increase in accounts payable and accrued expenses	2,335	Increases in sales and marketing activity.
Increase in deferred revenue	4,362	Sales price net of expected cost and licensing agreements.
	$2,997

Investing Activities

Our investing activities are principally driven by cash provided by our financing activities. We invest excess cash in accordance with our investment policy. Marketable securities consist of investments in U.S. Treasuries and various government agency debt securities, as well as investment grade securities in industrial and financial institutions which generally mature in eighteen months or less. Fluctuations in investing activities between periods relate exclusively to the timing of marketable security purchases and the related sale and maturities of these securities.

Net cash used in investing activities for the six months ended June 30, 2013 compared to the six months ended June 30, 2012 increased by $8.3 million.   This increase was primarily the result of purchasing additional marketable securities to provide funds for our clinical development programs and our sales, marketing and manufacturing activities for the commercial launch of Oxtellar XR and in preparation for the commercial launch of Trokendi XR in the third quarter of 2013.

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2013 compared to the six months ended June 30, 2012 increased by $16.4 million. This increase was primarily the result of $86.5 million of net proceeds from Convertible Debt issued, offset by $24.3 million for the repayment of outstanding secured notes payable. In May 2012, we received net proceeds of $47.6 million from our initial public offering of common stock.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The primary objective of our investment activities is to preserve our capital to fund operations. We also seek to maximize income from our investments without assuming significant risk. Our exposure to market risk is confined to our cash, cash equivalents and marketable securities. As of June 30, 2013, we had unrestricted cash, cash equivalents, and marketable securities of $118.7 million. We do not engage in any hedging activities against changes in interest rates. Because of the short-term maturities of our cash, cash equivalents and marketable securities and because we hold these securities to maturity, we do not believe that an increase in market rates would have any significant impact on the realized value of our investments. We do not have any currency or other derivative financial instruments.

We contract with contract research organizations and investigational sites globally. We may be subject to fluctuations in foreign currency rates in connection with these agreements, primarily with respect to Euro denominated contracts. We do not hedge our foreign currency exchange rate risk. A hypothetical 10% appreciation in Euro exchange rates against the U.S. dollar from prevailing market rates would have increased our net loss by approximately $121,000 for the three months ended June 30, 2013. Conversely, a hypothetical 10% depreciation in Euro exchange rates against the U.S. dollar from prevailing market rates would have decreased our net loss by approximately $121,000 for the three months ended June 30, 2013. We do not believe that inflation and changing prices over the three and six months ended June 30, 2013 and 2012 had a significant impact on our consolidated results of operations.

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

We conducted an evaluation, and under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(b) and 15d-15(b) under the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2013.

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

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal control over financial reporting during the six months ended June 30, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

From time to time and in the ordinary course of business, we are subject to various claims, charges and litigation. We may be required to file infringement claims against third parties for the infringement of our patents. On June 26, 2013, the Company received a Paragraph IV Notice Letter from Watson Laboratories, Inc. ("Watson") advising Supernus of the filing by Watson of an Abbreviated New Drug Application seeking approval for oxcarbazepine extended-release tablets. Supernus intends to vigorously enforce its intellectual property rights relating to Oxtellar XR and plans to initiate a lawsuit against Watson. The product is currently protected by two issued patents that are listed in the FDA's Orange Book.  The outcome of litigation cannot be predicted with certainty and some lawsuits, claims or proceedings may be disposed of unfavorably to us, and may have a material adverse impact on our business.

The Company received a Paragraph IV Notice Letter against our Oxtellar XR Orange Book patents from generic drug makers Actavis Inc., Watson Laboratories, Inc. – Florida, Actavis Pharma, Inc., Watson Laboratories, Inc., and Anda, Inc. (collectively “Watson”)  on June 26, 2013.  On August 7, 2013 the Company filed a lawsuit against Watson alleging infringement of two patents covering its antiepileptic drug Oxtellar XR.  Supernus’s United States Patent Nos. 7,722,898 and 7,910,131 cover once-a-day oxcarbazepine formulations and methods of treating seizures using those formulations.  Both patents do not expire until April 13, 2027.

The Complaint—filed in the U.S. District Court for the District of New Jersey—alleges that Watson infringed Supernus’s Oxtellar XR patents by submitting to the Food and Drug Administration (“FDA”) an Abbreviated New Drug Application (“ANDA”) seeking to market a generic version of Oxtellar XR prior to the expiration of Supernus’s patents.  Filing its Complaint within 45 days of receiving Watson’s Paragraph IV certification notice entitles Supernus to an automatic stay preventing the FDA from approving Watson’s ANDA for 30 months.

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

We may conduct future offerings of our common stock, preferred stock or other securities convertible into our common stock to fund acquisitions, finance operations or for other purposes. In addition, as of June 30, 2013, we had outstanding 30,940,330 shares of common stock, of which approximately 19,570,598 shares are restricted securities that may be sold only in accordance with the resale restrictions under Rule 144 of the Securities Act. Also, as of June 30, 2013, we had outstanding options to purchase 1,417,638 shares of common stock and warrants to purchase 42,083 shares of common stock that, if exercised, would result in these additional shares becoming available for sale. A large portion of these shares, options and warrants are held by a small number of persons and investment funds. Moreover, certain holders of shares of common stock have rights, subject to some conditions, that require us to file registration statements covering the shares they currently hold, or to include these shares in registration statements that we may file for ourselves or other stockholders. We have also registered all common stock subject to options outstanding or reserved for issuance under our 2005 Stock Plan, 2012 Equity Incentive Plan and 2012 Employee Stock Purchase Plan. An aggregate of 1,449,293 and 174,756 shares of our common stock are reserved for future issuance under the 2012 Equity Incentive Plan and the 2012 Employee Stock Purchase Plan, respectively.  In addition, 16,983,531 shares of our common stock are presently reserved for future issuance upon conversion of the Notes.  These shares will be eligible for resale in the public market upon issuance.

Servicing our indebtedness requires a significant amount of cash, and we may not have sufficient cash flow from our business to pay our substantial indebtedness.

As of June 30, 2013, we have issued and outstanding convertible notes in the aggregate principal amount of $90.0 million. Servicing our indebtedness will require the dedication of a portion of our expected cash flow from operations, thereby reducing the amount of our cash flow available for other purposes. In addition, our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness, including the Notes, depends on our future performance, which is subject to economic, financial, competitive, regulatory and other factors beyond our control. Historically, our business has generated losses and we expect to continue to incur significant and increasing operating losses for the foreseeable future.  Accordingly, the cash flow from operations in the future may be insufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. If we raise additional debt, it would increase our interest expense, leverage and operating financial costs. In addition, the terms of the Indenture governing the Notes and the agreements governing our future indebtedness may restrict us from adopting any of these alternatives. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations. Our lack of cash resources or failure to generate sufficient cash flow or to affect any of these alternatives could significantly adversely affect our ability to pay amounts due under the Notes.

Our significant level of indebtedness could adversely affect our business, financial condition and results of operations and prevent us from fulfilling our obligations under the Notes.

We have a significant amount of indebtedness and substantial debt service requirements. As of June 30, 2013, we have issued and outstanding convertible notes in the aggregate principal amount of $90.0 million. Subject to certain conditions and limitations in the Indenture governing the Notes, we may also incur additional indebtedness, including secured debt, to meet future financing needs.

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

If a holder elects to convert some or all of their Notes on or after November 1, 2013, if, for at least 20 trading days (whether or not consecutive) during the 30 consecutive trading day period ending within five trading days prior to a conversion date the last reported sale price of our common stock exceeds the applicable conversion price on each such trading day, we will pay such holder an interest make-whole payment in cash or common stock for the Notes being converted. We have the option to issue our common stock to any converting holder in lieu of making the interest make-whole payment in cash. If we elect to issue our common stock for such payment, then the stock will be valued at 95% of the simple average of the daily volume-weighted average price (“VWAP”) of our common stock for the 10 trading days ending on and including the trading day immediately preceding the conversion date. Agreements governing our existing or future indebtedness may prohibit us from making cash payments in respect of the interest make-whole amount upon a conversion. Notwithstanding the foregoing, in no event will the shares we deliver in connection with a conversion, including those delivered in connection with the interest make-whole amount and repayment of principal, exceed 221.7294 shares per $1,000 principal amount of Notes, subject to adjustment. If, pursuant to our election to deliver common stock in connection with the payment of the interest make-whole amount, we would be required to deliver a number of shares of common stock in excess of such threshold, we will deliver cash in lieu of any shares otherwise deliverable upon conversions in excess thereof (based on the simple average of the daily VWAP for the 10 trading days ending on and including the trading day immediately preceding the conversion date).

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

The holders of Notes have the right to convert the Notes into an aggregate of 16,983,531 shares of our common at any time. In addition, in certain instances we may issue additional shares of our common stock to holders who convert their Notes in order to satisfy our obligation to pay an interest make-whole payment to these note holders or who convert their Notes in connection with a transaction that constitutes a “make-whole fundamental change” under the Indenture governing the Notes. The possibility that we may issue a substantial number of shares of common stock to the holders of Notes in connection with conversions and thus substantially increase the number of issued shares of our common stock outstanding may have an adverse effect on our stock price for as long as the Notes remain outstanding.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)            Sales of Unregistered Securities.

During the three months ended June 30, 2013, the Company granted options to an employee to purchase an aggregate of 500 shares of common stock at an exercise price of $5.40 per share.  The options are exercisable for a period of ten years from the grant date.  These issuances were exempt from registration in reliance on Section 4(2) of the Securities Act as transactions not involving any public offering.

On May 3, 2013, the Company issued $90.0 million aggregate principal amount of 7.50% Convertible Senior Secured Notes due 2019 (the “Notes”) to qualified institutional buyers, the initial purchasers of the Notes.  The Company issued the Notes under an Indenture, dated May 3, 2013, between the Company and U.S. Bank National Association, as Trustee and Collateral Agent.  The issuance of the Notes was exempt from registration in reliance on Rule 144A promulgated under the Securities Act.

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

SUPERNUS PHARMACEUTICALS, INC.

DATED: August 14, 2013	By:	/s/ Jack A. Khattar
Jack A. Khattar
President, Secretary and Chief Executive Officer

DATED: August 14, 2013	By:	/s/ Gregory S. Patrick
Gregory S. Patrick
Vice President and Chief Financial Officer

EXHIBIT INDEX

Number	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document