Form 10-Q
period 2013-09-30
SUPERNUS PHARMACEUTICALS INC
filed 2013-11-13
CIK 1356576

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of the close of business on November 8, 2013 was 33,843,203.

Table of Contents

SUPERNUS PHARMACEUTICALS, INC.

FORM 10-Q — QUARTERLY REPORT

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2013

PART I — FINANCIAL INFORMATION

Supernus Pharmaceuticals, Inc.
Consolidated Balance Sheets
(in thousands, except share amounts)

	September 30,	December 31,
	2013	2012
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$22,945	$40,302
Marketable securities	64,293	48,206
Accounts receivable, net	7,208	—
Interest receivable	982	664
Inventories	5,188	1,152
Prepaid expenses and other	1,815	994
Deferred financing costs, current	431	144
Total current assets	102,862	91,462
Property and equipment, net	2,480	1,421
Intangible assets, net	817	683
Long term investments	15,215	—
Other assets	360	334
Deferred financing costs, long-term	2,031	89

Total assets	$123,765	$93,989

Liabilities and stockholders' equity
Current liabilities:
Accounts payable and accrued expenses	$14,472	$10,666
Deferred product revenue, net	10,365	—
Deferred licensing revenue	234	508
Secured notes payable, net of discount	—	11,809
Total current liabilities	25,071	22,983
Deferred licensing revenue, net of current portion	1,452	309
Convertible notes, net of discount	60,175	—
Secured notes payable, net of current portion and discount	—	11,088
Other non-current liabilities	2,401	1,788
Derivative liabilities	22,213	251
Total liabilities	111,312	36,419

Stockholders' equity:
Common stock, $0.001 par value, 130,000,000 shares authorized at September 30,
2013 and December 31, 2012; 30,945,205 and 30,621,869 shares issued and
outstanding at September 30, 2013 and December 31, 2012, respectively	31	31
Additional paid-in capital	168,625	143,851
Accumulated other comprehensive loss	(81)	(57)
Accumulated deficit	(156,122)	(86,255)
Total stockholders' equity	12,453	57,570

Total liabilities and stockholders' equity	$123,765	$93,989

See accompanying notes.

Supernus Pharmaceuticals, Inc.
Consolidated Statements of Operations
(in thousands, except share and per share data)

	Three Months ended September 30,		Nine Months ended September 30,
	2013	2012	2013	2012

	(unaudited)		(unaudited)

Revenue
Net product sales	$1,130	$—	$1,283	$—
Licensing revenue	127	91	401	391

Total revenue	1,257	91	1,684	391

Costs and expenses
Cost of product sales	33	—	37	—
Research and development	3,779	8,306	11,844	18,367
Selling, general and administrative	14,620	4,075	40,366	11,450

Total costs and expenses	18,432	12,381	52,247	29,817

Operating loss	(17,175)	(12,290)	(50,563)	(29,426)
Other income (expense)
Interest income	96	39	203	91
Interest expense	(2,870)	(880)	(5,742)	(2,771)
Changes in fair value of derivative liabilities	(4,153)	(294)	(12,692)	(766)
Loss on extinguishment of debt	—	—	(1,162)	—
Other income (expense)	6	(57)	89	101

Total other expense	(6,921)	(1,192)	(19,304)	(3,345)

Net loss	(24,096)	(13,482)	(69,867)	(32,771)

Cumulative dividends on Series A
convertible preferred stock	—	—	—	(1,143)

Net loss attributable to common stockholders	$(24,096)	$(13,482)	$(69,867)	$(33,914)

Loss per common share:
Basic and diluted	$(0.78)	$(0.55)	$(2.26)	$(2.36)

Weighted-average number of common shares:
Basic and diluted	30,941,404	24,464,281	30,904,876	14,356,546

See accompanying notes.

Supernus Pharmaceuticals, Inc.
Consolidated Statements of Comprehensive Loss
(in thousands)

	Three Months ended September 30,		Nine Months ended September 30,
	2013	2012	2013	2012

	(unaudited)		(unaudited)

Net loss	$(24,096)	$(13,482)	$(69,867)	$(32,771)
Other comprehensive income (loss):
Unrealized net gain (loss) on marketable securities	154	(35)	(24)	(29)
Other comprehensive income (loss)	154	(35)	(24)	(29)

Comprehensive loss	$(23,942)	$(13,517)	$(69,891)	$(32,800)

See accompanying notes.

Supernus Pharmaceuticals, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Nine Months ended September 30,
	2013	2012

	(unaudited)
Cash flows from operating activities
Net loss	$(69,867)	$(32,771)

Adjustments to reconcile loss to net cash used
in operating activities:
Loss on extinguishment of debt	1,162	—
Change in fair value of derivative liabilities	12,692	766
Unrealized (loss) on marketable securities	(24)	(29)
Depreciation and amortization	526	650
Amortization of deferred financing costs and debt discount	2,070	248
Stock-based compensation expense	1,260	235
Changes in operating assets and liabilities:
Accounts receivable	(7,208)	(372)
Interest receivable	(319)	(341)
Inventory	(4,036)	(26)
Prepaid expenses and other assets	(822)	(597)
Accounts payable and accrued expenses	4,339	761
Deferred product revenue, net	10,365	—
Deferred licensing revenue	869	259
Other non-current liabilities	465	158
Net cash used in operating activities	(48,528)	(31,059)

Cash flows from investing activities
Purchases of marketable securities	(78,968)	(56,476)
Sales and maturities of marketable securities	47,666	17,416
Purchases of property and equipment, net	(1,414)	(553)
Patent defense costs	(306)	—
Net cash used in investing activities	(33,022)	(39,613)

Cash flows from financing activities
Proceeds from issuance of common stock	2,164	52,447
Proceeds from convertible debt issuance	90,000	—
Repayment of secured notes payable	(24,344)	(4,019)
Financing costs and underwriters discounts	(3,627)	(2,888)
Net cash provided by financing activities	64,193	45,540

Net change in cash and cash equivalents	(17,357)	(25,132)
Cash and cash equivalents at beginning of period	40,302	48,544
Cash and cash equivalents at end of period	$22,945	$23,412

Supplemental cash flow information:
Cash paid for interest	$975	$2,257

Noncash financial activity:
Conversion of preferred stock	$—	$49
Initial value of interest make-whole derivative
Issued in connection with the convertible debt	$9,270	$—
Initial value of conversion reported in equity	$22,336	$—

See accompanying notes.

Supernus Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements

For the Three and Nine Months Ended September 30, 2013 and 2012
(unaudited)

1.  Organization and Business

Supernus Pharmaceuticals, Inc. (the Company) is a specialty pharmaceutical company focused on developing and commercializing products for the treatment of central nervous system diseases, including neurological and psychiatric disorders.  The Company markets two epilepsy products, Oxtellar XR and Trokendi XR and has several proprietary product candidates in clinical development that address the attention deficit hyperactivity disorder market.

The Company is currently focused on the commercialization of Oxtellar XR and Trokendi XR. Oxtellar XR received final approval from the Food and Drug Administration (FDA) on October 19, 2012 and the Company launched this product on February 4, 2013.  The Company received final approval from the FDA for Trokendi XR on August 16, 2013 and the Company launched this product during the third quarter of 2013.

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

3.  Summary of Significant Accounting Policies

Basis of Presentation

The Company’s unaudited consolidated financial statements include the accounts of Supernus Pharmaceuticals, Inc. and Supernus Europe Ltd., These are collectively referred to herein as “Supernus” or “the Company.” All significant intercompany transactions and balances have been eliminated in consolidation. The Company’s unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (U.S. GAAP) for interim financial information. In the opinion of management, the consolidated financial statements reflect all adjustments necessary to fairly present the Company’s financial position, results of operations, and cash flows for the periods presented. These adjustments are of a normal recurring nature.  The Company currently operates in one business segment.

Certain notes and other information have been omitted from the interim consolidated financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 and the Quarterly Reports filed on Form 10-Q for the quarters ended March 31, 2013 and June 30, 2013.

The results of operations for the three and nine months ended September 30, 2013 are not necessarily indicative of the Company’s future financial results.

Accounts Receivable

Accounts receivable are reported in the consolidated balance sheets at outstanding amounts, less an allowance for doubtful accounts if necessary and net of prompt pay discounts. The Company extends credit without requiring collateral. The Company writes off uncollectible receivables when the likelihood of collection is remote. The Company evaluates the collectability of accounts receivable on a regular basis. An allowance, when needed, is based upon various factors including the financial condition and payment history of customers, an overall review of collections experience on other accounts, and economic factors or events expected to affect future collections experience. No accounts have been written off in 2013, accordingly no allowance is recorded at September 30, 2013 or December 31, 2012.

Revenue Recognition

The Company currently recognizes revenue on product sales upon filling prescriptions at pharmacies and net of sales deductions, when all sales deductions become known.

Deferred Revenue on Product Sales

At the present time, the Company records shipments to wholesalers as deferred product revenue as the Company is unable to reasonably estimate product returns and related sales deductions (primarily rebates, chargebacks and other sales deductions) due to the lack of sufficient historical data for Oxtellar XR and Trokendi XR. Accordingly, the Company records shipments to wholesalers as deferred revenue.

 Milestone Payments

Milestone payments on licensing agreements are recognized as revenue in the period in which they are received.  The Company recorded no milestone revenues during the three and nine months ended September 30, 2013 and $0 and $150,000 during the three and nine months ended September 30, 2012, respectively.

Recently Issued Accounting Pronouncements

We have evaluated all Accounting Standard Updates through the date the unaudited consolidated financial statements were issued and believe the adoption of these will not have a material impact on our results of operations or financial position.

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

		Fair Value Measurements at
		September 30, 2013
		(unaudited)
			Significant
	Total Carrying	Quoted Prices	Other	Significant
	Value at	in Active	Observable	Unobservable
	September 30,	Markets	Inputs	Inputs
	2013	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and cash equivalents	$22,945	$19,948	$2,997	$—
Marketable securities	64,293	—	64,293	—
Long term investments	15,215	—	15,215	—
Marketable securities - restricted (Other Assets)	305	—	305	—
Total assets at fair value	$102,758	$19,948	$82,810	$—
Liabilities:
Derivative liabilities	$22,213	$—	$—	$22,213

		Fair Value Measurements at
		December 31, 2012
			Significant
	Total Carrying	Quoted Prices	Other	Significant
	Value at	in Active	Observable	Unobservable
	December 31,	Markets	Inputs	Inputs
	2012	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and cash equivalents	$40,302	$31,561	$8,741	$—
Marketable securities	48,206	—	48,206	—
Marketable securities - restricted (Other Assets)	279	—	279	—
Total assets at fair value	$88,787	$31,561	$57,226	$—
Liabilities:
Derivative liabilities	$251	$—	$—	$251

The Company’s Level 1 assets include money market funds and U.S. Treasury and government agency debt securities with quoted prices in active markets.  Level 2 assets include mutual funds in which the SERP assets are invested, commercial paper and investment grade corporate bonds and other fixed income securities. Level 2 securities are valued using third-party pricing sources that apply applicable inputs and other relevant data into their models to estimate fair value.

Level 3 liabilities include the fair market value of the interest make-whole liability associated with the Notes and the outstanding warrants to purchase Common Stock, which are recorded as derivative liabilities. The fair value of the common stock warrant liability was calculated using a Monte-Carlo simulation on a Black-Scholes model with the following assumptions as of September 30, 2013:

Exercise Price	$4 - $5 per share
Volatility	65%
Stock Price as of September 30, 2013	$7.33 per share
Term	7.3 - 8.3 years
Dividend Yield	0.0%
Risk-Free Rate	2.2% - 2.4%

The fair value of the interest make-whole liability of the Notes was calculated using a  binomial-lattice model with the following key assumptions as of September 30, 2013:

Volatility	45%
Stock Price as of September 30, 2013	$7.33 per share
Credit Spread	1299 bps
Term	4 years
Dividend Yield	0.0%

Significant changes to these assumptions would result in increases/decreases to the fair value of the derivative liabilities.

Changes in the fair value of the warrants and the interest make-whole liability are recognized as a component of Other Income (Expense) in the Consolidated Statements of Operations. The following table presents information about the Company’s Level 3 liabilities as of September 30, 2013 and December 31, 2012 that are included in the Non-Current Liabilities section of the Consolidated Balance Sheets, in thousands:

Nine Months ended
September 30, 2013
(unaudited)

Balance at December 31, 2012	$251
Initial value of interest make-whole payment
associated with the convertible notes	9,270
Changes in fair value of derivative liabilities included in earnings	12,692

Balance at September 30, 2013	$22,213

The carrying value and estimated fair value of the convertible notes was approximately $60.2 million and $134.1 million, respectively, as of September 30, 2013.  The fair value was estimated based on actual trade information as well as quoted prices provided by bond traders.

The carrying amounts of other financial instruments, including accounts receivable, accounts payable and accrued expenses approximate fair value due to their short-term maturities.

Unrestricted marketable securities held by the Company were as follows, in thousands:

At September 30, 2013:
Available for Sale	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate debt securities	$79,588	$13	$(93)	$79,508

At December 31, 2012:
Available for Sale	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate debt securities	$48,259	$1	$(54)	$48,206

The Company has not experienced any other-than-temporary losses on its marketable securities and restricted marketable securities.    The cost of securities sold is calculated using the specific identification method.

5.  Inventories

Inventories consist of the following, in thousands:

	September 30,	December 31,
	2013	2012
	(unaudited)
Raw materials	$1,480	$1,152
Work in process	1,980	—
Finished goods	1,728	—
Total	$5,188	$1,152

6.  Property and Equipment

Property and equipment consist of the following, in thousands:

	September 30,	December 31,
	2013	2012
	(unaudited)

Computer equipment	$798	$615
Software	209	209
Lab equipment and furniture	4,613	3,896
Leasehold improvements	2,293	1,779
	7,913	6,499
Less accumulated depreciation and amortization	(5,433)	(5,078)
	$2,480	$1,421

Depreciation expense on property and equipment was approximately $143,000 and $355,000 for the three and nine months ended September 30, 2013, respectively and $154,000 and $478,000 for the three and nine months ended September 30, 2012, respectively.

7.  Intangible Assets

The Company purchased certain patents from Shire Laboratories, Inc. in connection with a 2005 purchase agreement.  Patent defense costs have been incurred in connection with  a Complaint filed against Watson on August 7, 2013 related to patents for Oxtellar XR (see Part II, Item 1, Legal Proceedings). The following sets forth the gross carrying amount and related accumulated amortization of these intangible assets, in thousands:

		September 30, 2013
		(unaudited)		December 31, 2012
	Weighted-	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Average Life	Amount	Amortization	Amount	Amortization

Purchased patents	10.0	$2,292	$1,781	$2,292	$1,609
Patent defense costs	n/a	$306	$—	$—	$—

Amortization expense was approximately $57,000 for each of the three month periods ended September 30, 2013 and 2012 and was approximately $172,000 for each of the nine month periods ended September 30, 2013 and 2012. The estimated annual aggregate amortization expense through December 31, 2015 is $229,000.

There were no indicators of impairment identified at September 30, 2013 or December 31, 2012.

8.  Accrued Liabilities

Accrued Liabilities are comprised of the following (and are included within the accounts payable and accrued expenses line item on the consolidated balance sheets), in thousands:

	September 30,	December 31,
	2013	2012
	(unaudited)
Accrued clinical trial and clinical supply costs	$1,313	$3,335
Accrued compensation	3,921	2,492
Accrued sales and marketing expenses	1,166	1,315
Accrued interest	2,813	213
Other accrued liabilities	2,905	505
	$12,118	$7,860

Accrued clinical trial and clinical supply costs consist primarily of investigator fees, contract research organization services, contract manufacturing, pass-through costs and laboratory costs.  Other accrued liabilities consist primarily of professional fees, distribution fees, and miscellaneous accrued expenses.

9.  Convertible Senior Secured Notes

On May 3, 2013, the Company issued $90.0 million aggregate principal amount of 7.50% Convertible Senior Secured Notes due 2019 (the “Notes”).  The Company completed this private placement offering in reliance on Section 4(a)(2) under the Securities Act of 1933, as amended (the “Securities Act”).  The notes were available for resale in transactions exempt from the registration requirements of the Securities Act to persons reasonably believed by the initial purchasers to be “qualified institutional buyers” as defined in Rule 144A under the Securities Act.

Aggregate offering expenses in connection with the transaction, including the underwriters’ fee of $3.0 million, were approximately $3.5 million, resulting in net proceeds of approximately $86.5 million. The Company used approximately $19.6 million to repay in full its borrowings under and terminate its then existing secured credit facility.  The remainder of the net proceeds will be used to fund the commercialization of the Company’s approved products, Oxtellar XR and Trokendi XR, as well as to continue development of the

Company’s pipeline products and for other general corporate purposes, which may include research and development expenses, capital expenditures, working capital and general administrative expenses.

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

The table below summarizes how the issuance of the Notes is reflected in the balance sheet at September 30, 2013, in thousands:

September 30,
2013
(unaudited)
Gross proceeds	$90,000
Initial value of interest make-whole derivative
reported as debt discount	(9,270)
Conversion option reported as debt discount and APIC	(22,336)
Amortization of debt discount	1,781
Carrying value	$60,175

The Company incurred approximately $3.5 million of financing costs (including the underwriters’ fee) in connection with the issuance of the Notes.  Approximately $0.9 million of this amount was allocated to additional paid-in capital and the remaining $2.6 million is recorded as a deferred cost being amortized over the term of the Notes.  As of September 30, 2013, approximately $2.4 million remained unamortized, of which $0.4 million is current and $2.0 million is long term.

10. Share-Based Payments

The Company has adopted the Supernus Pharmaceuticals, Inc. 2012 Equity Incentive Plan (the 2012 Plan), which is stockholder-approved, and provides for the grant of stock options and certain other awards, including stock appreciation rights (“SAR”), restricted and unrestricted stock, stock units, performance awards, cash awards and other awards that are convertible into or otherwise based on the Company’s common stock, to the Company’s key employees, directors, and consultants and advisors.  The 2012 Plan is administered by the Company’s Board of Directors and provides for the issuance of up to 2,500,000 shares of the Company’s Common Stock. Option awards are granted with an exercise price equal to the estimated fair value of the Company’s Common Stock at the grant date; those option awards generally vest in four annual installments, starting on the first anniversary of the date of grant and have ten-year contractual terms. The 2012 Plan provides for the issuance of Common Stock of the Company upon the exercise of stock options. Stock-based compensation recognized related to the grant of employee and non-employee stock option, SARS,  potential Employee Stock Purchase Plan (ESPP) awards and non-vested stock was as follows, in thousands:

	Three Months ended September 30,		Nine Months ended September 30,
	2013	2012	2013	2012

	(unaudited)		(unaudited)

Research and development	$134	$67	$373	$96
Selling, general and administrative	357	64	887	139
Total	$491	$131	$1,260	$235

The following table summarizes stock option and SAR activity:

			Weighted-
		Weighted-	Average
	Number of	Average	Remaining
	Options	Exercise Price	Contractual Term

Outstanding, December 31, 2012	569,911	$5.72	7.88
Granted (unaudited)	951,082	$7.81
Exercised (unaudited)	(45,387)	$0.83
Forfeited or expired (unaudited)	(17,218)	$7.00
Outstanding, September 30, 2013 (unaudited)	1,458,388	$7.23	8.70

As of December 31, 2012
Vested and expected to vest	564,083	$5.72	7.87
Exercisable	200,312	$2.11	5.73

As of September 30, 2013
Vested and expected to vest (unaudited)	1,414,392	$7.20	8.69
Exercisable (unaudited)	194,322	$3.93	6.09

11. Loss Per Share

Basic loss per common share is determined by dividing loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period, without consideration of common stock equivalents. Diluted loss per share is computed by dividing the loss attributable to common stockholders by the weighted-average number of common share equivalents outstanding for the period. The treasury stock method is used to determine the dilutive effect of the Company’s stock option grants, SARS, potential Employee Stock Purchase Plan (ESPP) awards and warrants, and the if-converted method is used to determine the dilutive effect of the Company’s Notes and Series A Preferred Stock. The following common stock equivalents were excluded in the calculation of diluted loss per share because their effect would be anti-dilutive as applied to the net loss applicable to common stockholders for the periods ending September 30, 2013 and 2012:

	Three Months ended		Nine Months ended
	September 30,		September 30,
	2013	2012	2013	2012
Convertible Senior Secured Notes	16,983,531	—	9,393,821	—
Series A Preferred Stock	—	—	—	5,409,671
Warrants to purchase Series A
Preferred Stock/Common Stock	13,561	91,184	12,924	71,662
Stock Options, Stock Appreciation Rights,
Non-vested Stock Options, and ESPP Awards	166,531	346,783	159,808	290,029

12. Subsequent Event

A total of approximately $17.1 million of the Notes have been presented to the Company for conversion. Accordingly, the Company has issued a total of approximately 3.2 million shares of common stock in conversion of the principal amount of the Notes.  The Company has issued an additional 0.6 million shares of common stock and paid approximately $0.8 million cash in settlement of the interest make-whole provision related to the converted Notes.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to help the reader understand the results of operations and financial condition of the Company. The interim financial statements included in this report and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our audited consolidated financial statements and notes thereto for the year ended December 31, 2012 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 15, 2013.  In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. These forward-looking statements may include declarations regarding the Company’s belief or current expectations of management, such as statements including the words “budgeted,” “anticipate,” “project,” “estimate,” “expect,” “may,” “believe,” “potential,” and similar statements or expressions are intended to be among the statements that are forward-looking statements.  As such statements reflect the reality of risk and uncertainty that is inherent in the Company’s business, actual results may differ materially from those expressed or implied by such forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which are made as of the date this report was filed with the Securities and Exchange Commission. Our actual results and the timing of events could differ materially from those discussed in our forward-looking statements as a result of many factors, including those set forth under the “Risk Factors” section of our Annual Report on Form 10-K, the description of our Convertible Notes and the risks related there to set forth under the “Risk Factors” section of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 and elsewhere in this report as well as in other reports and documents we file with the Securities and Exchange Commission from time to time. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances occurring after the date of this Quarterly Report on Form 10-Q.

Solely for convenience, the trade names in this Form 10-Q are referred to without the TM symbols, but such references should not be construed as any indicator that the Company will not assert, to the fullest extent under applicable law, our rights thereto.

Overview

We are a specialty pharmaceutical company focused on developing and commercializing products for the treatment of central nervous system, or CNS diseases. In 2013, we launched Oxtellar XR (extended-release oxcarbazepine) and Trokendi XR (extended-release topiramate), our two novel treatments for epilepsy.

In addition, we are developing multiple product candidates in psychiatry to address the large market opportunity in the treatment of attention deficit hyperactivity disorder, or ADHD, including ADHD in patients with impulsive aggression.

Marketed Products. Oxtellar XR and Trokendi XR are the first and only once-daily extended release oxcarbazepine and topiramate products, respectively, indicated for epilepsy in the U.S. market. The products are differentiated compared to the immediate release products by offering convenient once-daily dosing and unique pharmacokinetic profiles that can be very important for patients with epilepsy. Once-daily dosing regimen has been shown to improve compliance allowing patients to benefit from their medications, and the unique smooth and steady pharmacokinetic profiles avoid the blood level fluctuations that are typically associated with immediate release products and their side effects. To date, we have received positive feedback from patients and physicians regarding the benefits of and clinical outcomes they are experiencing with our products.

The Company has its own specialty sales force promoting both products in the U.S. market. We have incurred significant losses from operations in 2013 as part of our investment in and commitment to successful product launches.

The Company received a Paragraph IV Notice Letter against our Oxtellar XR Orange Book patents from generic drug makers Actavis Inc., Watson Laboratories, Inc. – Florida, Actavis Pharma, Inc., Watson Laboratories, Inc. and Anda, Inc. (collectively “Watson”) on June 26, 2013. On August 7, 2013, the Company filed a lawsuit against Watson alleging infringement of two patents that are listed in the FDA’s Orange Book covering its antiepileptic drug Oxtellar XR. Supernus’s United States Patent Nos. 7,722,898 and 7,910,131 cover once-a-day oxcarbazepine formulations and methods of treating seizures using those formulations. Both patents do not expire until April 13, 2027.

The Complaint – filed in the U.S. District Court for the District of New Jersey – alleges that Watson infringed the Company’s Oxtellar XR patents by submitting to the Food and Drug Administration (“FDA”) an Abbreviated New Drug Application (“ANDA”) seeking to market a generic version of Oxtellar XR prior to the expiration of Supernus’s patents. Filing its Complaint within 45 days of receiving

Watson’s Paragraph IV certification notice entitles Supernus to an automatic stay preventing the FDA from approving Watson’s ANDA for 30 months.  On September 30, 2013, Watson answered, denying the substantive allegations of the Complaint.  One defendant, Watson Laboratories, Inc – Florida, asserted Counterclaims, seeking declaratory judgments of non-infringement and invalidity of the patents-in-suit.  On October 30, 2013, the Company filed its Reply, denying the substantive allegations of the Counterclaims.  The case has been assigned to Renee M. Bumb, U.S.D.J. and Joel Schneider. U.S.M.J. The case is in its early stages and discovery is proceeding.

Pipeline Products. In addition to our marketed products, our pipeline includes SPN-810 and SPN-812. SPN-810 (molindone hydrochloride) is being developed as a treatment for impulsive aggression in patients with ADHD. The Company completed a Phase IIb trial in 2012. As a result of a September 2013 scientific meeting with the FDA, the Company’s current plans are to proceed to a Phase III trial under a Special Protocol Assessment.

SPN-812 is being developed as a non-stimulant treatment for ADHD. SPN-812 completed a Phase IIa proof of concept trial in 2011 and we have completed the development of several extended release formulations that will be tested in a future Phase IIb trial. We held a pre-IND (investigational new drug application) meeting with the FDA for the extended release program in June 2013. The Company expects to conduct a multi-dose steady state pharmacokinetic study in the first half of 2014 to select the final product formulation for a Phase IIb trial.

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

We believe the following accounting policies and estimates to be critical:

Inventories. We carry inventories at the lower of cost or market using the first-in, first-out method.  Inventory values include materials, labor, and other direct and indirect overhead. Inventory is evaluated for impairment through consideration of factors such as lower of cost or market, net realizable value, expiry and obsolescence. Our inventories have values that do not exceed either replacement cost or net realizable value. We believe Oxtellar XR and Trokendi XR have limited risk of obsolescence or expiry based on the market research we used to project future demand and based on product dating.

We capitalize inventories produced in preparation for commercial launches when it becomes probable the related product candidates will receive regulatory approval and the related costs will be recoverable through the commercial sale of the product. Prior to capitalization, the costs of manufacturing drug product are recognized as research and development expense in the period the cost is incurred. Such costs incurred after capitalization are included in inventory and eventually cost of sales. Accordingly, we began to capitalize inventories for Trokendi XR following the June 25, 2012 tentative approval from the FDA and for Oxtellar XR following the October 19, 2012 final approval from the FDA.

Revenue Recognition and Deferred Revenue.  At the present time, the Company records shipments to wholesalers as deferred revenue as the Company is unable to reasonably estimate product returns and related sales deductions (primarily rebates, chargebacks and other sales deductions (defined below)) due to the lack of sufficient historical data for Oxtellar XR and Trokendi XR. Accordingly, the Company records shipments to wholesalers as deferred revenue at sales price net of sales deductions.

The Company currently recognizes revenue on product sales upon filling prescriptions at pharmacies and net of sales deductions, when all deductions become known.

As prescriptions filled at the pharmacy level have no remaining right of return, there is no need to establish an allowance for such returns.  Due to lack of sufficient sales history, we cannot reasonably estimate all other sales rebates and allowances, but rather must wait until this data becomes available to the Company.  Because this occurs approximately eight weeks after the close of the quarter, the Company currently delays recognition of revenue until the subsequent fiscal quarter.

The Company believes the compilation of sufficient product specific historical data to reasonably estimate returns, rebates, and allowances may be available by the end of 2013 for Oxtellar XR, at which time the Company may record revenue based on shipments to wholesalers rather than on prescriptions filled at the pharmacy level.

With respect to prescriptions which were filled in the second quarter, data on rebates and allowances were generally received by the end of August. As a result of the time lag between the end of the quarter and receipt of these data, the Company could not determine net revenue in a timeframe which would allow reporting net revenue in the Form 10-Q filed for the second quarter. Consequently, revenue generated from prescriptions filled at the pharmacy level in the second quarter are being reported in the Company’s third quarter financial results; i.e., on a ‘quarter lag basis’. We expect to continue to report revenue based on prescriptions filled at the pharmacy level until sufficient experience with rebates and allowances is assembled to allow reporting of revenue based on shipments to wholesalers. This practice has resulted in our recognition of lower revenues to date in 2013 and, once sufficient historical data is compiled, the Company will likely recognize higher levels of revenue during the quarter when such sales occur.

Revenue from product sales will be recognized when persuasive evidence of an arrangement exists, delivery has occurred and title of the product and associated risk of loss has passed to the customer, the price is fixed or determinable, collection from the customer has been reasonably assured and all performance obligations have been met and returns and allowances can be reasonably estimated. Product sales are recorded net of accrued liabilities for estimated rebates, chargebacks, discounts, co-pay assistance and other accrued liabilities (collectively, “sales deductions”) as well as estimated product returns.

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

•

Distributor/Wholesaler deductions and discounts. U.S. specialty distributors and wholesalers are offered various forms of consideration including allowances, service fees and prompt payment discounts as consideration to distributing our products. Distributor allowances and service fees arise from contractual agreements with distributors and are generally a percentage of the purchase price paid by the distributors and wholesalers. Wholesale customers are offered a prompt pay discount for payment within a specified period.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2013 and September 30, 2012

	Three Months ended
	September 30,		Increase
	2013	2012	(decrease)

	(unaudited)
	(in thousands)

Revenue
Net product sales	$1,130	$—	1,130
Licensing revenue	127	91	36
Total revenue	1,257	91

Costs and expenses
Cost of product sales	33	—	33
Research and development	3,779	8,306	(4,527)
Selling, general and administrative	14,620	4,075	10,545
Total cost and expenses	18,432	12,381
Operating loss	(17,175)	(12,290)
Interest income and other income (expense), net	102	(18)	120
Interest expense	(2,870)	(880)	1,990
Changes in fair value of derivative liabilities	(4,153)	(294)	3,859
Total other (expense) income	(6,921)	(1,192)
Net loss	$(24,096)	$(13,482)

Revenues.  Our net product sales of $1.1 million for the three months ended September 30, 2013 are based on 3,648 Oxtellar XR prescriptions filled at the pharmacy level during the second quarter of 2013.

According to prescriptions as reported by IMS – National Prescription Audit (IMS – NPA) for Oxtellar XR, a total of 11,773 prescriptions were written in the period from February 4, 2013 to September 30, 2013 following the commercial launch of Oxtellar XR. We have not yet recognized revenues related to the Oxtellar XR and Trokendi XR prescriptions which were filled during the third quarter of 2013, which totaled 7,596 and 1,434 respectively. We expect to recognize revenue from these prescriptions in the fourth quarter of 2013.

Research and Development Expense.  Research and development expense during the three months ended September 30, 2013 were primarily focused on research and preparation for future clinical trials for the product candidates, SPN-810 and SPN-812.  During the three months ended September 30, 2012 research and development expense included outside services spending on contract research organizations (“CRO’s”) related to clinical trials that completed in 2012.  This outside expense spending is the primary reason the three months ended September 30, 2012 expenses exceeded three months ended September 30, 2013 expenses.

Selling, General and Administrative Expenses.    The year over year increase of $10.6 million was mainly due to an increase in expense from hiring our sales force and creating promotional and marketing related items in support of the commercial launches of Oxtellar XR and Trokendi XR.

Interest Expense.      The increase of $2.0 million was primarily due to $1.7 million of interest accrued on the $90.0 million of Convertible Debt which was issued in May 2013.

Changes in fair value of derivative liability.  We recognized a non-cash charge of $4.1 million associated with the change in value of the interest make-whole derivative during the third quarter of 2013 as compared to the second quarter.  This change in valuation was primarily due to the passage of time as our stock price remains above the $5.30 conversion price.

Net Loss.   The increase in net loss from of $10.6 million was primarily due to the increase in sales and marketing costs associated with the hiring of our sales force for the commercial launch of Oxtellar XR and Trokendi XR, as well as the change in fair value of our derivative liabilities and increased interest expense.

Comparison of the Nine Months Ended September 30, 2013 and September 30, 2012

	Nine Months ended
	September 30,		Increase
	2013	2012	(decrease)

	(unaudited)
	(in thousands)

Revenue
Net product sales	$1,283	$—	1,283
Licensing revenue	401	391	10
Total revenue	1,684	391

Costs and expenses
Cost of product sales	37	—	37
Research and development	11,844	18,367	(6,523)
Selling, general and administrative	40,366	11,450	28,916
Total cost and expenses	52,247	29,817
Operating loss	(50,563)	(29,426)
Interest income and other income (expense), net	292	192	100
Interest expense	(5,742)	(2,771)	2,971
Changes in fair value of derivative liabilities	(12,692)	(766)	11,926
Loss on extinguishment of debt	(1,162)	—	1,162
Total other (expense) income	(19,304)	(3,345)
Net loss	$(69,867)	$(32,771)

Revenues.  Our net product sales of $1.3 million for the nine months ended September 30, 2013 are based on 4,177 Oxtellar XR prescriptions filled at the pharmacy level during the first and second quarters of 2013. Prescriptions filled in the first quarter of 2013 totaled 529, prescriptions filled in the second quarter of 2013 totaled 3,648 and increased to 7,596 prescriptions in the third quarter of 2013. In the third quarter, Oxtellar XR prescriptions had a quarter-over-quarter growth of approximately 108%.   There were no product sales during the nine months ended September 30, 2012.

Research and Development Expense.  Research and development expense during the nine months ended September 30, 2013 were primarily focused on research and preparation for future clinical trials for the product candidates, SPN-810 and SPN-812.  The nine months ended September 30, 2012 research and development expense included outside services spending on CRO’s related to clinical trials that completed in 2012.  This outside service expense is the primary reason the nine months ended September 30, 2012 expenses exceeded nine months ended September 30, 2013 expenses.

Selling, General and Administrative Expenses.    The increase of $28.9 million was mainly due to  an increase in expense from hiring our sales force and creating promotional and marketing related items in support of with the commercial launches of Oxtellar XR and Trokendi XR in 2013.

Interest Expense.      The increase of $3.0 million was primarily due to the accrued interest on the $90.0 million of Convertible Debt issued in May 2013 of $2.8 million, partially offset by the increase in interest expense resulting from extinguishing our previous secured credit facility in May 2013.

Changes in fair value of derivative liability.  We recognized a non-cash charge of $12.7 million associated with the interest make-whole derivative liability during 2013, primarily due to the passage of time as our stock price remains above the $5.30 conversion price.

Loss on extinguishment of debt.  We incurred a $1.2 million loss on extinguishment of our secured credit facility on May 3, 2013.

Net Loss.      The increase in net loss from continuing operations of $37.1 million was primarily due to the hiring of our sales force as well as an increase in sales and marketing costs associated with the commercial launches of Oxtellar XR and Trokendi XR, as well as the change in fair value of our derivative liabilities and loss on the extinguishment of our debt facility.

Liquidity and Capital Resources

Our working capital at September 30, 2013 was $77.7 million, an increase of $9.2 million compared to our working capital of $68.5 million at December 31, 2012. This increase was attributable to the closing of our $90.0 million offering of Convertible Senior Secured Notes on May 3, 2013,  as well as cash received for product shipments of Oxtellar XR and Trokendi XR to wholesalers and specialty distributors ($6.1 million),  offset by cash used to fund our continued loss from operations as we have continued to dedicate and commit resources to our sales and marketing activities in support of the commercial launches of Oxtellar XR and Trokendi XR, and repayment of our prior secured credit facility.

We expect to continue to incur significant sales and marketing expenses related to the launches and continued support of Oxtellar XR and Trokendi XR.  In addition, we expect to incur substantial expenses related to our research and development efforts, primarily related to development efforts for SPN-810 and SPN-812 as we continue to advance these clinical programs.

On May 3, 2013, we issued $90.0 million aggregate principal amount of 7.50% Convertible Senior Secured Notes due 2019 (the “Notes”) to qualified institutional buyers, the initial purchasers of the Notes (the “Initial Purchasers”).  The Company issued the Notes under an Indenture, dated May 3, 2013 (the “Indenture”), between the Company and U.S. Bank National Association, as Trustee and Collateral Agent.  A portion of these proceeds were used to extinguish our existing secured credit facility.

Aggregate offering expenses in connection with the transaction, were approximately $3.5 million, resulting in net proceeds of approximately $86.5 million. We used approximately $19.6 million of these net proceeds to repay in full our borrowings under and terminate our than existing secured credit facility.  The remainder of the net proceeds will be used to fund the commercialization of our approved products, Oxtellar XR and Trokendi XR, as well as to continue development of our pipeline products and for other general corporate purposes, which may include research and development expenses, capital expenditures, working capital and general administrative expenses.  We believe that the net proceeds of this offering, along with our current working capital, will be sufficient to fund operations through the end of 2014, by which time we project to be cash flow break even.

The Notes provide for 7.50% interest per annum on the principal amount of the Notes, payable semi-annually in arrears on May 1 and November 1 of each year, beginning on November 1, 2013.  Interest will accrue on the Notes from and including May 3, 2013, and the Notes will mature on May 1, 2019, unless earlier converted, redeemed or repurchased by the Company.  The Notes are secured by a first-priority lien, other than customary permitted liens, on substantially all of our and our domestic subsidiaries’ assets, whether now owned or hereafter acquired.  For a full description of the Notes and the Indenture, see Note 9 to the Financial Statements included in Part I, Item 1 of this Quarterly Report on form 10-Q.

A total of approximately $17.1 million of the Notes have been presented to the Company for conversion. Accordingly, the Company has issued a total of approximately 3.2 million shares of common stock in conversion of the principal amount of the Notes.  The Company has issued an additional 0.6 million shares of common stock and paid approximately $0.8 million cash in settlement of the interest make-whole provision related to the converted Notes.

Cash Flows

The following table sets forth the major sources and uses of cash for the periods set forth below, in thousands:

	Nine Months ended September 30,		Increase
	2013	2012	(decrease)

	(unaudited)
Net cash (used in) provided by:
Operating activities	$(48,528)	$(31,059)	(17,469)

Investing activities	$(33,022)	$(39,613)	6,591

Financing Activities	$64,193	$45,540	18,653

Net decrease in cash and cash equivalents	$(17,357)	$(25,132)

Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012 increased by $17.5 million. The change in cash flows from operating activities was primarily the result of an increase in net loss of $37.1 million of which $11.9 million was a non-cash charge for the change in fair value of derivative liabilities.  The increased net loss was partially offset by cash provided by changes in working capital.  The increase (decrease) in changes in certain operating assests and liabilities are, in thousands:

	Nine Months ended
	September 30,
	2013	2012	Explanation of Change

Increase in accounts receivable	$(7,208)	$(372)	Shipment of product to wholesalers.
Increase in inventory	(4,036)	(26)	Build up of inventory for product sales.
Increase in accounts payable			Increases in sales force and
and accrued expenses	4,339	761	marketing/promotional activities.
Increase in deferred revenue	11,234	259	Sales price (net of expected cost)
			and licensing agreements.
	$4,329	$622

Investing Activities

Our investing activities are principally driven by cash provided by our financing activities. We invest excess cash in accordance with our investment policy. Marketable securities consist of investments in U.S. Treasury and various government agency debt securities, as well as investment grade securities in industrial and financial institutions which generally mature in fifteen months or less. Fluctuations in investing activities between periods relate exclusively to the timing of marketable security purchases and the related sale and maturities of these securities.

Net cash used in investing activities for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012 decreased by $6.6 million.   This decrease was primarily the result of the sale and maturities of marketable securities.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012 increased by $18.7 million. This increase was primarily the result of $86.5 million of net proceeds from

Convertible Debt issued, offset by $24.3 million for the repayment of outstanding secured notes payable. In May 2012, we received net proceeds of $47.6 million from our initial public offering of common stock.

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

Recently Issued Accounting Pronouncements

We have evaluated all Accounting Standard Updates through the date the unaudited consolidated financial statements were issued and believe the adoption of these will not have a material impact on our results of operations or financial position.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The primary objective of our investment activities is to preserve our capital to fund operations. We also seek to maximize income from our investments without assuming significant risk. Our exposure to market risk is confined to our cash, cash equivalents, marketable securities and long-term investments. As of September 30, 2013, we had unrestricted cash, cash equivalents, marketable securities and long-term investments of $102.5 million. We do not engage in any hedging activities against changes in interest rates. Because of the short-term maturities of our cash, cash equivalents and marketable securities and because we hold these securities to maturity, we do not believe that an increase in market rates would have any significant impact on the realized value of our investments. We do not have any currency or other derivative financial instruments other than the outstanding warrants to purchase common stock and the interest make-whole payment associated with our Notes.

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

We conducted an evaluation, and under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(b) and 15d-15(b) under the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2013.

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

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal control over financial reporting during the nine months ended September 30, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

From time to time and in the ordinary course of business, we are subject to various claims, charges and litigation. We may be required to file infringement claims against third parties for the infringement of our patents. The Company received a Paragraph IV Notice Letter against our Oxtellar XR Orange Book patents from generic drug makers Actavis Inc., Watson Laboratories, Inc. – Florida, Actavis Pharma, Inc., Watson Laboratories, Inc., and Anda, Inc. (collectively “Watson”) on June 26, 2013.  On August 7, 2013 the Company filed a lawsuit against Watson alleging infringement of two patents that are listed in the FDA’s Orange Book covering its antiepileptic drug Oxtellar XR.  Supernus’s United States Patent Nos. 7,722,898 and 7,910,131 cover once-a-day oxcarbazepine formulations and methods of treating seizures using those formulations.  Both patents do not expire until April 13, 2027.

The Complaint—filed in the U.S. District Court for the District of New Jersey—alleges that Watson infringed Supernus’s Oxtellar XR patents by submitting to the Food and Drug Administration (“FDA”) an Abbreviated New Drug Application (“ANDA”) seeking to market a generic version of Oxtellar XR prior to the expiration of Supernus’s patents.  Filing its Complaint within 45 days of receiving Watson’s Paragraph IV certification notice entitles Supernus to an automatic stay preventing the FDA from approving Watson’s ANDA for 30 months.  On September 25, 2013, Watson answered, denying the substantive allegations of the Complaint.  One defendant, Watson Laboratories, Inc. – Florida, asserted Counterclaims, seeking declaratory judgments of non-infringement and invalidity of the patents-in-suit.  On October 30, 2013 the Company filed its Reply, denying the substantive allegations of the Counterclaims.  The case has been assigned to Renee M. Bumb, U.S.D.J. and Joel Schneider, U.S.M.J.  The case is in its early stages and discovery is proceeding.

Item 1A. Risk Factors

Investing in our common stock involves a high degree of risk. Before making an investment decision, you should carefully consider the information we include in this Quarterly Report on Form 10-Q, including our condensed consolidated financial statement and related notes, and the additional information in the other reports we file with the Securities and Exchange Commission along with the risks described in our Annual Report on Form 10-K for the year ended December 31, 2012 and those listed in our Quarterly Reports on  Form 10-Q for the quarters ended March 31, 2013 and June 30, 2013 filed with the SEC on May 15, 2013 and August 14, 2013, respectively. These risks may result in material harm to our business and our financial condition and results of operations. In this event, the market price of our common stock may decline and you could lose part or all of your investment.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)Sales of Unregistered Securities.

During the three months ended September 30, 2013, the Company granted options to an employee to purchase an aggregate of 51,250 shares of common stock at an exercise price of $6.58 per share.  The options are exercisable for a period of ten years from the grant date.  These issuances were exempt from registration in reliance on Section 4(a)(2) of the Securities Act as transactions not involving any public offering.

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

SUPERNUS PHARMACEUTICALS, INC.

DATED: November 12, 2013	By:	/s/ Jack A. Khattar
Jack A. Khattar
President, Secretary and Chief Executive Officer

DATED: November 12, 2013	By:	/s/ Gregory S. Patrick
Gregory S. Patrick
Vice President and Chief Financial Officer

EXHIBIT INDEX

Number	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document