Form 10-K
period 2013-12-31
SUPERNUS PHARMACEUTICALS INC
filed 2014-03-21
CIK 1356576

Use these links to rapidly review the document

FINANCIAL STATEMENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2013
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

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

        As of June 30, 2013, the aggregate market value of the common stock held by non-affiliates of the registrant based on the closing price of the common stock on The NASDAQ Global Market was $49,114,520.

        The number of shares of the registrant's common stock outstanding as of March 14, 2014 was 42,044,197.

DOCUMENTS INCORPORATED BY REFERENCE

        Certain portions of the registrant's definitive Proxy Statement for its 2014 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission not later than 120 days after the end of the registrant's 2013 fiscal year end, are incorporated by reference into Part III of this Annual Report on Form 10-K.

SUPERNUS PHARMACEUTICALS, INC.
FORM 10-K

For the Year Ended December 31, 2013

i

Unless the content requires otherwise, the words "Supernus," "we," "our" and "the Company" refer to Supernus Pharmaceuticals, Inc. and its subsidiary.

We are the owners of various U.S. federal trademark registrations(®) and registration applications(™), including the following marks referred to in this Annual Report on Form 10-K pursuant to applicable U.S. intellectual property laws: "Supernus®," "Microtrol®," "Solutrol®," "Trokendi XR™," "Oxtellar XR®," and the registered Supernus Pharmaceuticals logo.

ii

PART I

This Annual Report on Form 10-K contains forward-looking statements, within the meaning of the Securities Exchange Act of 1934 and the Securities Act of 1933, that involve risks and uncertainties. Forward-looking statements convey our current expectations or forecasts of future events. All statements contained in this Annual Report other than statements of historical fact are forward-looking statements. Forward-looking statements include statements regarding our future financial position, business strategy, budgets, projected costs, plans and objectives of management for future operations. The words "may," "continue," "estimate," "intend," "plan," "will," "believe," "project," "expect," "seek," "anticipate," "should," "could," "would," "potential," or the negative of those terms and similar expressions may identify forward-looking statements, but the absence of these words does not necessarily mean that a statement is not forward-looking. You should not place undue reliance on these forward-looking statements, which speak only as of the date of this report. All of these forward-looking statements are based on information available to us at this time, and we assume no obligation to update any of these statements. Actual results could differ from those projected in these forward-looking statements as a result of many factors, including those identified in "Business," "Risk Factors," "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere. We urge you to review and consider the various disclosures made by us in this report, and those detailed from time to time in our filings with the Securities and Exchange Commission, that attempt to advise you of the risks and factors that may affect our future results.

ITEM 1.    BUSINESS.

Overview

We are a specialty pharmaceutical company focused on developing and commercializing products for the treatment of central nervous system, or CNS, diseases. Our extensive expertise in product development has been built over the past 23 years: initially as a standalone development organization, then as a U.S. subsidiary of Shire plc and, upon our acquisition of substantially all the assets of Shire Laboratories Inc. in late 2005, as Supernus Pharmaceuticals. We launched Oxtellar XR (extended release oxcarbazepine), our first epilepsy product, in the first quarter of 2013 and launched our second epilepsy product, Trokendi XR (extended release topiramate), in the third quarter of 2013. We are also developing multiple product candidates in psychiatry to address the large market opportunity in the treatment of attention deficit hyperactivity disorder, or ADHD, including ADHD patients with impulsive aggression. We market our products in the United States through our own focused sales force targeting specialty physicians and seek strategic collaborations with other pharmaceutical companies to license our products outside the United States.

Our neurology portfolio consists of Oxtellar XR and Trokendi XR which are the first and only once-daily extended release oxcarbazepine and topiramate products, respectively, indicated for epilepsy in the U.S. market. The products are differentiated compared to the immediate release products by offering convenient once-daily dosing and unique pharmacokinetic profiles that can be very important for patients with epilepsy. A once-daily dosing regimen has been shown to improve compliance allowing patients to benefit from their medications, and the unique smooth and steady pharmacokinetic profiles of once-daily dosing avoid the blood level fluctuations that are typically associated with immediate release products and their side effects.

Oxtellar XR is indicated for adjunctive therapy of partial seizures in adults and in children 6 years to 17 years of age and Trokendi XR is indicated for initial monotherapy in patients 10 years of age and older with partial onset or primary generalized tonic-clonic seizures, and as adjunctive therapy in patients 6 years of age and older with partial onset or primary generalized tonic-clonic seizures or with seizures associated with Lennox-Gastaut syndrome. Since launching both products in 2013, we have grown Oxtellar XR and Trokendi XR to a combined 8,270 prescriptions in the month of December 2013.

Our psychiatry product candidates include SPN-810 (molindone hydrochloride), which received positive topline results from its Phase IIb study for the treatment of impulsive aggression in ADHD patients. As a result of a September 2013 scientific meeting with the Food and Drug Administration, or FDA the

Company is now designing a Phase III protocol which will undergo a Special Protocol Assessment, or SPA. We expect patient dosing to commence during 2015. SPN-812 is being developed as a non-stimulant treatment for ADHD. SPN-812 completed a Phase IIa proof of concept trial in 2011 and we have completed the development of several extended release formulations that will be tested in a future Phase IIb trial. We held a pre investigational new drug application, or IND, meeting with the FDA for the extended release program in June 2013. The Company expects to conduct a multi-dose steady state pharmacokinetic study in 2014 to select the final product formulation for a Phase IIb trial.

We have several additional product candidates in various stages of development, including SPN-809 for which we hold an active IND. SPN-809 represents a novel mechanism of action for the U.S. anti-depressant market. We believe our broad and diversified portfolio of product candidates provides us with multiple opportunities to achieve our goal of becoming a leading specialty pharmaceutical company focused on CNS diseases.

The table below summarizes our current portfolio of novel products and product candidates.

Product	Indication	Status
Oxtellar XR	Adjunctive therapy for epilepsy	Launched
Trokendi XR	Epilepsy	Launched
SPN-810	Impulsive aggression in ADHD	Phase IIb completed
SPN-812	ADHD	Phase IIa completed
SPN-809	Depression	Active IND

We have a successful track record of developing novel products by applying proprietary technologies to known drugs to improve existing therapies and enable the treatment of new indications. We have a broad portfolio of drug development technologies consisting of six platforms that include the following: Microtrol (multiparticulate delivery platform), Solutrol (matrix delivery platform) and EnSoTrol (osmotic delivery system). In addition to Oxtellar XR and Trokendi XR, our proprietary technologies have been used in the following approved products: Carbatrol (carbamazepine), Adderall XR (mixed amphetamine salts), and Intuniv (guanfacine), marketed by Shire; Equetro (carbamazepine), marketed by Validus Pharmaceuticals Inc.; Sanctura XR (trospium chloride), marketed by Allergan, Inc.; Oracea (doxycycline), marketed by Galderma Laboratories, L.P.; and Orenitram (treprostinil diethanolamine) that is expected to be launched by United Therapeutics Corporation, or United Therapeutics, in 2014. We are continuing to expand our intellectual property portfolio to provide additional protection for our technologies, products, and product candidates. We have three U.S. patents issued covering Oxtellar XR and three U.S. patents issued covering Trokendi XR. Throughout our 23 year history, we have continued our commitment to innovation with a focus for the past eight years on successfully developing and commercializing our own products in neurology and psychiatry.

Our Strategy

Our goal is to be a leading specialty pharmaceutical company developing and commercializing new medicines in neurology and psychiatry. Key elements of our strategy to achieve this goal are to:

  •
  Expand our in-house sales and marketing capabilities, focused on specialty markets in the United States, to promote Oxtellar XR and Trokendi XR. We have built our sales and marketing capabilities in the United States to launch Oxtellar XR and Trokendi XR. We expanded our sales and marketing capabilities throughout 2013 to approximately 110 sales representatives and are further expanding these capabilities to more than 150 sales representatives by mid-2014.

  •
  Continue to advance our product candidates in our psychiatry portfolio, including SPN-810 and SPN-812. As part of our longer term strategy, we intend to further develop our product candidates in our psychiatry portfolio to enable further diversification of our pipeline and future growth. SPN-810 (molindone hydrochloride) is being developed as a treatment for impulsive aggression in patients with ADHD. The Company successfully completed a Phase IIb trial in 2012. As a result of a September 2013 scientific meeting with the FDA, the Company is now designing a Phase III protocol which will undergo a SPA with patient dosing planned to begin in 2015. SPN-812 is being developed as a non-stimulant treatment for ADHD. SPN-812 completed a Phase IIa proof of concept trial in 2011 and we have developed several extended release formulations. We held a pre-IND meeting with the FDA for the extended release program in June 2013. The Company expects to conduct a multi-dose steady state pharmacokinetic study in 2014 to select the final product formulation for a Phase IIb trial.

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

  •
  Establish strategic partnerships to accelerate and maximize the potential of our product candidates worldwide. We intend to continue to seek strategic collaborations with other pharmaceutical companies to commercialize our products outside the United States. We believe that we are an attractive collaborator for pharmaceutical companies due to our broad portfolio of proprietary technologies and our proven product development track record. We may seek to in-license products which would be sold through our sales force.

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

Epilepsy

Overview

Epilepsy is a complex neurological disorder characterized by spontaneous recurrence of unprovoked seizures, which are sudden surges of electrical activity in the brain that impair a person's mental and/or physical abilities. Epilepsy, which is typically diagnosed by a neurologist, is estimated to affect 50 million people worldwide(1) and 2 million people in the United States.(2) According to IMS Health, U.S. sales of anti-epileptic drugs, or AEDs, were approximately $4.6 billion in 2013.

(1)
Bialer, M., Key factors in the discovery and development of new antiepileptic drugs, published January 2010 in Nature.

(2)
U.S. Centers for Disease Control and Prevention, Epilepsy Self-Management Tools (citing DiIorio, C., The Prevention Research Centers' Managing Epilepsy Well Network, published September 2010 in Epilepsy & Behavior).

Epileptic seizures can cause a person to experience severe muscle jerking, to lose consciousness and fall, or to suffer from distorted vision, all potentially leading to physical injuries or hospitalization. Until reliable seizure control has been achieved, patients are forced to adjust their lifestyles to avoid activities that a seizure can significantly disrupt or render life threatening. A breakthrough seizure is a sudden, unexpected seizure experienced by a patient who previously had achieved reliable seizure control. Even when no physical injury occurs, breakthrough seizures often result in significant social, legal and developmental consequences for patients such as loss of driver's license, loss of employment, disruption of school attendance, academic underachievement, and disruption of social networks. In addition, a single breakthrough seizure can lead to permanent loss or reduction in overall seizure control. Data suggest that a significant proportion of patients who experience a breakthrough seizure have a lower chance of achieving reliable seizure control.(3) In certain cases, a single breakthrough seizure can develop into status epilepticus, a prolonged seizure or series of repeated seizures, and eventually result in brain damage or death. Data indicate that the risk of sudden unexpected death in epilepsy was 23 times higher in patients who had at least one breakthrough seizure compared to patients who had achieved seizure control.(4)

Current Treatment Options

Once a patient is diagnosed with epilepsy, the goal of the neurologist is to find the particular drug or combination of drugs, and appropriate dosing, that will lead the patient to reliable seizure control while minimizing side effects. There are currently over 15 approved AEDs marketed in the United States. Side effects play a major role in altering treatment in epilepsy as they can limit the usefulness of AEDs. AEDs are generally associated with the incidence of numerous side effects that can adversely impact the quality of life for patients with epilepsy. Such side effects may include dizziness, paresthesia, headaches, cognitive deficiencies such as memory loss and speech impediment, digestive problems, somnolence, double vision, gingival enlargement, nausea, weight gain, and fatigue. To address these side effects and help patients better tolerate their AEDs, neurologists typically initiate treatment with a single AED as monotherapy at a low dose and then increase the dose(titration) until the patient reaches the most efficacious dose with an acceptable tolerance of side effects.

Many patients develop refractory epilepsy, which refers to inadequate control of seizures despite treatment, thereby requiring treatment with multiple AEDs. Patients taking more than one AED at a time are susceptible to side effects associated with each of the multiple drugs and with drug interactions. Despite the introduction of new AEDs in the past few years, drug therapy remains ineffective for seizure control in up to 30% of patients with epilepsy.(5) Many patients fail drug therapy either because the drugs do not control their seizures or because they cannot tolerate the side effects.

(3)
Citizen Petition of UCB, Inc. to U.S. Food and Drug Administration, submitted October 3, 2006 (citing Schmidt, D., Uncontrolled epilepsy following discontinuation of antiepileptic drugs in seizure-free patients: a review of current clinical experience, published December 2005 in Epilepsia).

(4)
Citizen Petition of UCB, Inc. to U.S. Food and Drug Administration, submitted October 3, 2006 (citing Tomson, T., Sudden unexpected death in epilepsy: a review of incidence and risk factors, published May 2005 in Acta Neurologica Scandinavia).

(5)
World Health Organization, Epilepsy: aetiogy, epidemiology and prognosis, Fact Sheet No. 165, revised February 2001.

Dynamics of the Epilepsy Market

There are several important dynamics that play a major role in the treatment of epilepsy and that differentiate epilepsy from many other diseases:

  •
  Compliance is Critical to the Reduction in Breakthrough Seizures

Compliance with drug treatment regimens is critically important to achieving effective therapy for patients with epilepsy where the consequences of non-compliance can be life threatening. Patient non-compliance with AED therapy is a serious issue and remains one of the most common causes of breakthrough seizures. Not only is taking all prescribed doses critical for epileptic patients, but the timing of when patients take their prescribed doses is also important. Typically, non-compliance is caused by frequent or multiple dosing, serious side effects, or a lack of tolerability. A 2002 survey undertaken by neurologists in the United States found that, at least once per month, 71% of patients with epilepsy forgot to take their AED, and it was evident that the chances of a patient missing a dose increased with the number of tablets prescribed.(6) Of patients that missed a dose, 45% reported a breakthrough seizure. Patients taking a larger number of tablets/capsules further increased their odds of having a breakthrough seizure by 43% after a missed dose. Other studies also have shown reduced rates in breakthrough seizures as a result of improved compliance with AED treatment regimens. In addition, a non-compliant patient can cost the healthcare system approximately $16,300 per year when compared to a compliant patient.(7)

  •
  Immediate Release Products Have Serious Side Effects and Lack of Tolerability

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

(6)
Cramer, J.A., The relationship between poor medication compliance and seizures, published August 2002 in Epilepsy & Behavior.

(7)
Faught, R.E., Weiner, J.R., Guérin, A. et al., Impact of nonadherence to antiepileptic drugs on healthcare utilization and costs: Findings from RANSOM study, published March 2009 Epilepsia; 50:501-9.

 Simulated Plasma Concentration-Time Curve at Steady State of Immediate Release
Anti-Epileptic Drug Administered Over Two Days

Source: Pellock, JM et al, Epilepsy & Behavior 5 (2004), 302

  •
  Generic Substitution May Cause an Increase in Breakthrough Seizures

Patients today are most typically switched from branded drugs to generics, or from one generic drug to another, mainly to reduce cost. In most states, unless a physician explicitly writes "dispense as written" or "no substitution," pharmacists can switch a patient to a lower-cost generic drug without the consent of either the patient or the physician. Epilepsy patients are particularly sensitive to changes in their drugs or formulations because slight variations in the blood concentrations of these drugs could lead to the occurrence of breakthrough seizures. Accordingly, despite existing regulatory criteria to ensure the bioequivalence of generic drugs, the "switch-back" rates of AEDs (that is, the frequency of an individual being returned to his or her previous branded product under a physician's guidance) is much higher than for many other drug products. For example, the rates of patients switching back from generics to branded drugs because of adverse events, or AEs, were found to be 20.8% to 44.1% for AEDs compared to 7.7% to 9.1% for non-AEDs.(7)

A number of epilepsy advocacy groups such as the Epilepsy Foundation of America, the American Academy of Neurology, the Centers for Medicare and Medicaid Services and several regulatory agencies around the world, including the UK National Institute for Health and Clinical Excellence, or NICE, Sweden's Medical Products Agency, or MPA, and other European agencies, have all acknowledged that AED generic substitutions for non-therapeutic reasons can be harmful and should either be limited or not permitted, and have issued guidelines, recommendations or taken affirmative steps to limit such substitutions. Additionally, approximately 88% of physicians indicate that they are concerned with the increase in breakthrough seizures resulting from switching from branded drugs to generics.(8) While we are not aware of any well-controlled studies conducted to establish unequivocal scientific evidence that generic substitutions cause increased incidence of breakthrough seizures, the FDA is currently considering stricter standards of bioequivalence for generics and its Pharmaceutical Science and Clinical Pharmacology Advisory Committee voted 11-2 that the current bioequivalence standards are insufficient for critical dose drugs such as AEDs.

(7)
J. LeLorier, Clinical consequences of generic substitution of lamotrigine for patients with epilepsy, published October 2008 in Neurology.

(8)
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

Benefits of Extended Release Products in the Epilepsy Market

  •
  Extended Release Products May Improve Compliance and Reduce Breakthrough Seizures

Achieving reliable seizure control for patients and avoiding the serious health and life dangers that can be associated with breakthrough seizures depends on patients being compliant and diligent in taking their medications. Frequent and multiple dosing, side effects and lack of tolerability of the immediate release products can significantly contribute to patients forgetting doses or intentionally skipping them. Even taking a second or third dose later than the scheduled time may place a patient at an increased risk of a breakthrough seizure because the drug level in the patient's blood could drop below the minimum effective therapeutic level that prevents such seizures. We believe increased patient compliance can be achieved with extended release products that offer once-daily dosing, reduced side effects and improved tolerability. We believe physicians understand that the release profiles of extended release products can produce more consistent and steadier blood levels as compared to immediate release products, resulting in fewer side effects and better tolerability that further help patients to be compliant, have fewer breakthrough seizures and, correspondingly, enjoy a better quality of life.

  •
  Extended Release Products Reduce Side Effects and Improve Tolerability

When extended release formulations are used appropriately, drug levels remain within the patient's therapeutic zone, thereby reducing patient exposure to fluctuating drug levels which may exacerbate side effects or induce frequency of breakthrough seizures. Because extended release formulations can reduce peak concentrations, it may also be possible to adjust doses upward to a more efficacious level without exacerbating side effects associated with peak concentrations. Extended release formulations can also reduce the frequency and the extent of the troughs, or lower concentrations of the drug in the blood, thereby avoiding concentrations below the minimum effective concentrations that can increase the risk of breakthrough seizures.

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

  •
  Managed Care Does Not Limit Success of Extended Release Products

Given the serious nature of epilepsy and the key dynamics in the epilepsy market, we believe managed care plans acknowledge the important benefits of extended release AED products and, therefore, have not limited the success of such products even when lower cost generic immediate release products are available. For example, according to industry data, the commercial launches of extended release products Keppra XR and Lamictal XR have enjoyed acceptance rates by managed care plans that are similar to those of the corresponding immediate release products. Most managed care plans also acknowledge the position of several patient advocacy groups and the American Academy of Neurology regarding the risks of generic substitution of AEDs, including potential for breakthrough seizures. Although switching to a low-cost generic AED may initially offer some cost savings, we believe they also recognize that the risk and cost of one breakthrough seizure outweighs the potential savings from generics. For example, the healthcare costs associated with the treatment of patients who experience breakthrough seizures, which may run in excess of $26,000 per patient on an annual basis, is significantly greater than any cost savings per patient that may be achieved through switching to a low-cost generic AED. According to a 2009 survey, the total healthcare costs for patients using branded topiramate products were approximately 20% lower than for patients using multiple generic topiramate products.(9)

  •
  Extended Release Products Perform Well in the Market

Extended release products have generally been commercially successful in the epilepsy market, even in the face of immediate release generic products. Moreover, IMS Health prescription data for seizure disorder drugs from 1994 to 2005 shows that extended release products perform better than NCEs during the first five years of their commercial launch. Currently, there are five extended release AEDs on the market (Tegretol XR, Carbatrol, Depakote ER, Lamictal XR, Keppra XR), as reflected in the chart below, with Depakote ER gaining almost 40% of all divalproex prescriptions, including immediate release versions of Depakote and generic divalproex, in its fifth year after commercial launch. We believe that the modest conversion of the corresponding molecule prescriptions of the recent commercial launches of Keppra XR and Lamictal XR are due to limited promotional support behind both products.

(9)
Duh, M.S., The risks and costs of multiple-generic substitution of topiramate, published June 2009 in Neurology.

 Comparison of Molecule Conversion of Extended Release Anti-Epilepsy Drugs
(measured as percentage of total prescriptions for each individual molecule)

Source: IMS Health

Our Neurology Portfolio

Oxtellar XR and Trokendi XR are novel extended release formulations of two well known and approved AEDs, oxcarbazepine and topiramate, respectively. Both formulations are designed to offer epilepsy patients effective therapy, reduced side effects and improved compliance with once-per-day dosing. We believe that by delivering more consistent and steady maintenance of blood level concentrations of oxcarbazepine and topiramate, respectively, Oxtellar XR and Trokendi XR can potentially reduce adverse side effects and improve tolerability of the drugs, which can improve compliance and enable patients to benefit from better seizure control and fewer breakthrough seizures as compared to similar immediate release products. Given that Oxtellar XR and Trokendi XR are based on different drug compounds and different mechanisms of action, they target different market segments and patient populations within the epilepsy market.

Oxtellar XR (extended release oxcarbazepine)

Oxtellar XR is a novel oral once-daily extended release formulation of oxcarbazepine, which we launched on February 4, 2013. The product was approved by the FDA as adjunctive therapy of partial seizures in adults and in children 6 years to 17 years of age and has three years of marketing exclusivity through October 2015.

Three U.S. patents have been issued covering Oxtellar XR providing patent protection through 2027.

Novartis markets oxcarbazepine as an immediate release formulation, under the brand name Trileptal. It is also available in a generic form. Trileptal was initially developed and approved in the United States in 2000. Trileptal is indicated for monotherapy and adjunctive therapy of epilepsy. Like many

AED's it is also prescribed by physicians for nonapproved indications. It reached peak worldwide sales of $721 million in 2006 before generic products entered the U.S. market in October 2007.(10)

Oxcarbazepine represents approximately 2.8% of total AED prescriptions, according to data from IMS Health. Oxcarbazepine is an active voltage-dependent sodium channel blocker that, despite its effectiveness in treating epilepsy, is associated with many side effects that tend to limit its use. The side effects associated with taking oxcarbazepine include, among others, dizziness, double vision, somnolence, nausea, fatigue and vomiting. Oxtellar XR has been designed to reduce side effects, resulting in improved patient compliance and tolerability.

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

Commercialization Strategy

Oxtellar XR is the only once-daily oxcarbazepine product indicated for the treatment of epilepsy in the U.S. as an adjunctive therapy and competes against the existing immediate release oxcarbazepine products on the market. We believe that Oxtellar XR could, over time, capture a significant share of the oxcarbazepine prescription market, consistent with the performance of similar extended release products that have been introduced in the U.S. epilepsy market over the past 15 years. We launched the product on February 4, 2013 with a small specialty sales force of approximately 75 representatives. As of December 31, 2013, we had a sales force of more than 110 sales representatives promoting Oxtellar XR for adjunctive therapy of partial seizures in adults and in children 6 years to 17 years of age in the United States. Our commercial effort includes our sales force calling on healthcare providers to educate them on the treatment benefits of Oxtellar XR in epilepsy. Three US patents have been issued covering Oxtellar XR and providing patent protection expiring no earlier than 2027.

The results of the Phase III pivotal trial for Oxtellar XR appeared in the March 2014 issue of Acta Neurologica Scandinavica. The publication entitled "Efficacy and safety of extended-release oxcarbazepine (Oxtellar XR™) as adjunctive therapy in patients with refractory partial-onset seizures: a randomized controlled trial," can be found in Acta Neurologica Scandinavica, Volume 129, Issue 3, pages 143-153 and is available online at http://onlinelibrary.wiley.com/doi/10.1111/ane.12207/abstract. These results indicate the effectiveness of Oxtellar XR in the treatment of patients with refactory partial onset seizures.

(10)
Based on sales data as reported in Novartis AG's Annual Report on Form 20-F for the fiscal year ended December 31, 2006 and in a media release issued by Novartis International AG on January 21, 2008.

Trokendi XR (extended release topiramate)

Trokendi XR is a novel oral once-daily extended release topiramate product for the treatment of epilepsy, which we launched on August 26, 2013. Trokendi XR is the first once-daily topiramate product approved in the U.S., as initial monotherapy in patients 10 years of age and older with partial onset or primary generalized tonic-clonic seizures, and as adjunctive therapy in patients 6 years of age and older with partial onset or primary generalized tonic-clonic seizures or with seizures associated with Lennox-Gastaut syndrome.

Topiramate is marketed by Johnson & Johnson under the brand name Topamax and is also available in generic forms. Topiramate is currently available only in immediate release form and is indicated for monotherapy and adjunctive therapy in epilepsy and for the treatment of migraine. Like many AED's it is also prescribed by physicians for nonapproved indications. Topamax reached peak worldwide sales of $2.7 billion in 2008, before generic products entered the U.S. market in March 2009.(11) With approximately 11.7 million total topiramate prescriptions in the U.S. in 2013, topiramate represents approximately 8.7% of total AED prescriptions, according to data from IMS Health. Topiramate is believed to work in epilepsy through various mechanisms. It enhances the inhibitory effect of the GABA (gamma-aminobutyric acid) neurotransmitter that regulates neuronal excitability throughout the nervous system, blocks the excitatory effect of the glutamate neurotransmitter, blocks the sodium channel and inhibits the carbonic anhydrase enzyme. The side effects associated with taking topiramate, which have tended to limit its use, include, among others, dizziness, fatigue, somnolence and slowing of certain cognitive functions.

Trokendi XR is designed to improve patient compliance and to have a better tolerability profile compared to the current immediate release products that are taken multiple times per day. Trokendi XR's pharmacokinetic profile delivers lower peak plasma concentrations and slower input rate over an extended time period resulting in smoother and more consistent blood levels of topiramate during the day compared to immediate release Topamax. We believe such a profile mitigates blood level fluctuations that are typically associated with many of the side effects or breakthrough seizures that patients can suffer when taking immediate release products. Side effects can lead patients to skipping doses, and such non-compliance could place them at higher risk for breakthrough seizures.

Commercialization Strategy

We believe that the side effects associated with immediate release topirate create an opportunity for us to offer patients Trokendi XR as an alternative therapy with an improved once-per-day profile. We believe that Trokendi XR could, over time, capture a significant share of the topiramate prescriptions, consistent with the performance of similar extended release products that have been introduced in the U.S. epilepsy market over the past 15 years. As of December 31, 2013, we had a sales force of more than 110 sales representatives promoting Trokendi XR to healthcare providers for the treatment of epilepsy in the United States. Three U.S. patents have been issued covering the product and providing patent protection expiring no earlier than 2027.

Clinical data was released at the American Epilepsy Society Meeting in December 2013 in Washington DC. You may find this data and scientific posters included in Exhibit 99.2 of Form 8-K filed on December 13, 2013. In total, Supernus had twelve presentations/scientific posters highlighting data that were generated on Trokendi XR and Oxtellar XR.

(11)
Based on sales data as reported in Johnson & Johnson's Annual Report on Form 10-K for the fiscal year ended January 3, 2010.

ADHD

Overview

ADHD is a common CNS disorder characterized by developmentally inappropriate levels of inattention, hyperactivity, and impulsivity. ADHD affects an estimated 6% to 9% of all school-age children and 3% to 5% of adults in the United States.(12) An estimated 50% of children with ADHD continue to meet criteria for ADHD into adolescence.(13) For the 12 months ending July 2013, according to data from IMS Health, the U.S. market for ADHD prescription drugs was $8.6 billion with 58.2 million prescriptions. Diagnosis of ADHD requires a comprehensive clinical evaluation based on identifying patients who exhibit the core symptoms of inattention, hyperactivity, and impulsivity. Generally, behavior is sufficiently severe and persistent to cause functional impairment. Although many children may be inattentive, hyperactive or impulsive, the level of severity and degree of functional impairment, as well as considerations of what may be behind the underlying symptoms, determine which children meet the diagnosis and are treated for ADHD. It is estimated that the annual societal cost of illness for ADHD is more than $36 billion.(14)

Current Treatment Options

Since Ritalin was introduced, stimulant therapies have grown to become the most common form of treatment for ADHD. Studies indicate that approximately 80% of ADHD patients respond to stimulants.(15) A key difference between older and newer oral stimulants is the duration of action. Most of the older stimulants, representing approximately 35% of total oral stimulant prescriptions based on IMS Health data, are immediate release products that last approximately four hours, requiring multiple administrations throughout the day. In contrast, most of the recently launched products, representing approximately 65% of total oral stimulant prescriptions based on IMS Health data, are extended release formulations that last up to twelve hours or more.

While stimulant treatments calm and improve the concentration of ADHD patients, these drugs have been shown to have various side effects including loss of appetite, insomnia and, to a lesser degree, cardiovascular effects. Stimulant treatments are controlled substances and can be associated with social stigma and the potential for abuse. Approximately 30% of patients with ADHD are non-responsive to or non-tolerant of treatment with stimulants.(16) Non-stimulants offer physicians an alternative ADHD therapy, including for patients who have coexisting conditions, such as conduct disorder, major depressive disorder, or bipolar disorder, that are contraindicated for stimulant use based on the risk for stimulant abuse.

(12)
Dopheide, J.A., Attention-Deficit-Hyperactivity Disorder: An Update, published June 2009 in Pharmacotherapy.

(13)
Floet, A.M.W., Attention-Deficit/Hyperactivity Disorder, published February 2010 in Pediatrics in Review.

(14)
Pelham, W.E., The Economic Impact of Attention-Deficit/Hyperactivity Disorder in Children and Adolescents, published July 2007 in Journal of Pediatric Psychology.

(15)
Swanson, J.M., Attention-deficit hyperactivity disorder and hyperkinetic disorder, published February 1998 in The Lancet and Budur, K., Non-Stimulant Treatment for Attention Deficit Hyperactivity Disorder, published July 2005 in Psychiatry.

(16)
Wigal, S.B., Efficacy and Safety Limitations of Attention-Deficit Hyperactivity Disorder Pharmacotherapy in Children and Adults, published August 2009 in CNS Drugs and Budur, K., Non-Stimulant Treatment for Attention Deficit Hyperactivity Disorder, published July 2005 in Psychiatry.

Coexisting Conditions

Studies show that as many as 67% of children who have ADHD may have coexisting conditions such as oppositional defiant disorder, conduct disorder, anxiety disorder and depression.(17) In addition, it has been estimated that approximately 25% of children with ADHD also exhibit persistent conduct problems, such as impulsive aggression.(18) Untreated, these serious conduct problems can place patients at risk of persistent aggressive and anti-social behavior, such as knowingly destroying property, physically attacking people and bullying. These patients also face an increased risk of suicidal behavior, and are at high risk of entering the juvenile justice system and developing substance abuse problems later in adulthood.

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

Current Treatments for Impulsive Aggression in Patients with ADHD

Currently, there are no approved medications for treating impulsive aggression in patients with ADHD. The current treatment options for impulsive aggression in patients with ADHD include psychosocial interventions, such as school-or family-based behavioral therapies, which are usually not wholly effective. In the large, multisite Multimodal Treatment Study of Children with ADHD,(19) a seminal clinical trial designed by experts from key stakeholder communities such as the National Institute of Mental Health, researchers observed that after 14 months of either ADHD medication-only or a regimen that combined ADHD medication with behavioral interventions, 44% of those children with ADHD (or 26% of the total sample size in the trial) who exhibited initial aggression still had what can be described as impulsive aggression at the end of the trial, demonstrating that psychosocial interventions may not work for a large percentage of children with ADHD who exhibit aggressive behaviors.

In response, doctors have also tried to treat this group with off-label use of prescription medicines, such as mood stabilizers, stimulants and anti-psychotic drugs. Results have varied, but anti-psychotic drugs appear to have the best therapeutic potential. Unfortunately, many of these agents are associated with adverse effects including obesity, dyskinesia, lipid abnormalities, and diabetes, which is of particular concern when treating pediatric populations.

(17)
Floet, A.M.W., Attention-Deficit/Hyperactivity Disorder, published February 2010 in Pediatrics in Review.

(18)
Jensen, P.S., Consensus Report on Impulsive Aggression as a Symptom Across Diagnostic Categories in Child Psychiatry: Implications for Medication Studies, published March 2007 in Journal of the American Academy of Child and Adolescent Psychiatry.

(19)
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

SPN-810 (molindone hydrochloride)

We are developing SPN-810 (molindone hydrochloride extended release formulation) as a novel treatment for impulsive aggression in patients with ADHD. We initiated a Phase IIb trial of SPN-810 in the United States in June 2011, from which we received preliminary results in November 2012. The study accomplished its objectives of establishing a dose range at which the drug is effective and confirmed the efficacy of SPN-810 in the treatment of impulsive aggression in some ADHD patients. Based on the efficacy demonstrated by the low and medium doses in this study across several measures in these patients, we have decided to advance the program into later stage development. We are continuing our discussions with the FDA to advance the development program and the design and protocol for Phase III clinical trials of SPN-810. If approved by the FDA, SPN-810 could be the first product available to address this serious, unmet medical need.

Molindone hydrochloride was previously marketed in the United States as an anti-psychotic to treat schizophrenia under the trade name Moban. Molindone hydrochloride is unusual among anti-psychotics in that it is less likely to be associated with weight gain. In addition, we believe the lower doses tested for the proposed indication of impulsive aggression should be more easily tolerated than the higher doses approved to treat schizophrenia. SPN-810's low potential to cause weight gain leads us to believe that SPN-810 could be an attractive candidate among the anti-psychotic drugs for the effective treatment of impulsive aggression in patients with ADHD. Although initially we are developing SPN-810 as a treatment of impulsive aggression in patients with ADHD, if we are successful in demonstrating the effectiveness of SPN-810, we may then look to develop the product candidate for the treatment of other patient populations that are characterized by impulsive aggression, including patients with autism, schizophrenia, some forms of dementia, and bipolar disorder. We are developing an intellectual property position around the novel synthesis process for this product candidate, its novel use in impulsive aggression in ADHD and its novel delivery with extended release.

SPN-810 Development Program

We have conducted several clinical trials for SPN-810, including a Phase IIb trial that was successfully completed in 2012. As a result of a September 2013 scientific meeting with the FDA, the Company is now designing a Phase III protocol which will undergo a SPA with patient dosing planned to begin in 2015. In 2014, the Company will focus on preparations for this Phase III trial. Such preparations include scaling up the active ingredient and formulation manufacturing to a commercial scale to produce adequate supplies for pivotal Phase III trials.

In 2012, we completed a Phase IIb multicenter, randomized, double-blind, placebo-controlled trial in the United States in pediatric subjects 6 to 12 years of age diagnosed with ADHD and impulsive aggression that is not controlled by optimal stimulant and behavioral therapy. The primary objective of the study was to assess the effectiveness of SPN-810, extended release, at three different doses in reducing impulsive aggression after at least three weeks of treatment. The primary endpoints were the effect in reducing impulsive aggression as measured by change in the score of the Retrospective—Modified Overt Aggression Scale, or R-MOAS, and the rate of remission of impulsive aggression. Secondary endpoints include measurement of the effectiveness of SPN-810 on Clinical Global Impression, or CGI, and ADHD scales as well as evaluation of the safety and tolerability of the drug. In addition, we are exploring the potential added advantages of an extended-release formulation, such as greater compliance and, therefore, effectiveness in school-age children and lower unwanted side effects or interpatient variability. Patients who completed the study were offered the opportunity to continue into an open-label phase of six months duration. We received preliminary results from this trial in November 2012.

For all patients, low and medium doses of SPN-810 met the efficacy endpoint of rate of remission of aggression and showed statistical significance versus placebo with p-values of 0.009 and 0.043 and percent of patients with R-MOAS remission of 51.9% and 40.0%, respectively. Although statistical significance was not reached, the low and medium doses also showed a reduction in score for the R-MOAS of 62.6% and 57.9%, respectively, with p-values of 0.071 and 0.115.

For patients of 30 kg or more in weight, the low and medium doses of SPN-810 showed statistical significance versus placebo on the change in R-MOAS primary endpoint with p-values of 0.024 and 0.049, and high percent reduction in the R-MOAS scores of 80.9% and 75.2%, respectively. In addition, both doses resulted in remission of aggression with statistical significance versus placebo (p-values of 0.004 and 0.021), and percentages of patients with R-MOAS remission of 66.7% and 53.3%, respectively. The low dose also met the secondary endpoints of Clinical Global Impression for Severity and Improvement, and of the Swanson, Nolan and Pelham Rating Scale, or SNAP-IV, rating for Oppositional Defiant Disorder, or ODD, with statistical significance versus placebo with p-values of 0.007, 0.017 and 0.039, respectively, and improvements of 41.3%, 34.5% and 49.3%. The high dose did not show statistically significant efficacy across any of these measures.

For patients under 30 kg in weight, while the low and medium doses showed improvements over placebo in the primary endpoints and the SNAP-IV rating for ODD, the studied doses did not show statistical significance versus placebo on efficacy measures. Coupled with the fact that the high dose did not show efficacy with statistical significance, this unexpected result leads us to believe that the most effective doses are those that achieve certain plasma concentrations (related to body weight) that do not exceed a level beyond which a saturation threshold is reached.

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

Statistical Significance in Patients ≥ 30 kg on Low Dose

Secondary Efficacy Endpoints (Treatment vs. placebo in ITT population)	Low Dose P-value	Medium Dose P-value	High Dose P-value
CGI-Severity Overall	0.133	0.308	0.245
Patients (<30kg)	0.420	0.839	0.946
Patients (≥30kg)	0.007	0.117	0.125
CGI-Improvement Overall	0.175	0.061	0.888
Patients (<30kg)	0.494	0.664	0.756
Patients (≥30kg)	0.017	0.028	0.654
SNAP-IV—ODD Subscale Overall	0.061	0.122	0.661
Patients (<30kg)	0.639	0.173	0.607
Patients (≥30kg)	0.039	0.179	0.861

CGI=Clinical Global Impression; SNAP-IV=Swanson, Nolan and Pelham, ADHD Rating Scale; ODD=Oppositional Defiant Disorder

Efficacy in Patients ≥ 30 kg on Low Doses

Secondary Efficacy Endpoints (Treatment vs. placebo in ITT population)	Placebo	Low Dose	Medium Dose	High Dose
CGI-Severity Overall (% improvement)	19.6	28.2	25.5	26.7
Patients (<30kg)	22.9	17.0	22.4	23.9
Patients (≥30kg)	15.9	41.3	31.1	29.5
CGI-Improvement Overall (% improvement)	15.1	20.0	28.1	18.2
Patients (<30kg)	15.1	6.2	23.5	12.5
Patients (≥30kg)	15.1	34.5	35.5	21.2
SNAP-IV—ODD Subscale Overall (% improvement)	18.0	34.4	30.3	21.4
Patients (<30kg)	12.8	17.4	23.2	17.9
Patients (≥30kg)	21.5	49.3	39.3	24.2

CGI=Clinical Global Impression; SNAP-IV=Swanson, Nolan and Pelham, ADHD Rating Scale; ODD=Oppositional Defiant Disorder

SPN-810 was well tolerated throughout the study across all doses. The two serious AEs that occurred were not drug related; one of those occurred prior to administration of study medication. One patient in the low dose arm and two patients in the medium dose arm had severe AEs that were considered either possibly or definitely related to the drug. Six patients in total discontinued the study because of AEs in the active treatment arms: one in low dose; two in medium dose; and three in high dose. SPN-810 did not appear to have any notable or systematic effects on laboratory assessments, vital signs or ECG assessments and exhibited a good safety and tolerability profile.

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

Adverse Reactions in ≥5% of patients across Titration and Maintenance Periods

SPN-812

We are developing SPN-812, which is currently in Phase II development, as a novel non-stimulant treatment for ADHD. SPN-812 is a selective norepinephrine reuptake inhibitor that we believe could be more effective and have a better side effect profile than other non-stimulant treatments for ADHD. The active ingredient in SPN-812 has an extensive safety record in Europe, where it was previously marketed for many years as an anti-depressant. SPN-812 has not been developed and marketed in the United States and, therefore, it would be considered and reviewed by the FDA as an NCE. Supernus currently holds an active IND for the immediate-release formulation SPN-812. We anticipate we will commence a trial to select the final extended-release formulation for SPN-812 in the second half of 2014.

SPN-812 would provide an additional option to the few non-stimulant therapies currently available. We believe that SPN-812 could be more effective than other non-stimulant therapies due to its different pharmacological profile. Due to its demonstrated efficacy as an anti-depressant, SPN-812, if studied in that specific patient population and shown to be effective, may exhibit increased benefit in up to an estimated 40% of ADHD patients who also suffer from major depression.(20) We are developing an intellectual property position around the novel synthesis process for this product candidate, its novel use in ADHD and its novel delivery with extended release.

(20)
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

Given the positive results of this Phase IIa trial, we have focused on developing an extended release formulation for optimum clinical outcome. The Company will be completing a clinical trial of the pharmacokinetics of extended release formulations in the first half of 2014 to select the final formulation that will later enter a Phase IIb trial.

SPN-809

We are developing SPN-809 as a novel once-daily product candidate for the treatment of depression. SPN-809 is based on the same active ingredient as SPN-812. We currently have an open IND for SPN-809 as a treatment of depression, the indication for which the active ingredient in SPN-809 was approved and marketed in Europe for many years. Depression is a serious and common disease affecting approximately 121 million people worldwide.(21) Based on IMS Health data, the worldwide market for anti-depressants is approximately $12 billion.

SPN-809 is a norepinepherine reuptake inhibitor that represents an opportunity to offer a differentiated treatment option for patients suffering from depression in the United States. Initial market research suggests that psychiatrists would like to have such a once-daily option at their disposal to treat various patients. Because SPN-809 contains the same active ingredient as SPN-812, we expect that many of our activities related to the development of SPN-812 will also benefit the development of SPN-809. Supernus holds an active IND for the SPN-809 product candidate.

Our Proprietary Technology Platforms

We have a successful track record of developing novel products by applying proprietary technologies to known drugs to improve existing therapies and enable the treatment of new indications. Our key proprietary technology platforms include: Microtrol, Solutrol and EnSoTrol. These technologies create novel customized product profiles designed to meet efficacy needs, more convenient and less frequent dosing, enhanced patient compliance, and improved tolerability in certain specific applications. We have

(21)
World Health Organization, Epilepsy: aetiogy, epidemiology and prognosis, Fact Sheet No. 165, revised February 2001.

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

These products will not contribute to our future financial results.

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

EnSoTrol (osmotic delivery system)

EnSoTrol is comprised of a solubility enabled core and other agents surrounded by a semi-permeable membrane with a laser-drilled hole. When EnSoTrol is introduced to the contents of the gastrointestinal tract, it will induce solubilization of the core contents via fluid intake across the membrane coating. The solubilized core contents are then released through the laser-drilled hole along the osmotic gradient, thus yielding a surface-area controlled constant release profile. EnSoTrol has been tested in several clinical trials, including Phase III trials conducted by United Therapeutics for an oral formulation of treprostinil diethanolamine, or treprostinil which received FDA approval in December 2013.

In June 2006, we entered into a license agreement with United Therapeutics, for the worldwide development and commercialization of an oral formulation of treprostinil, which utilizes EnSoTrol for the treatment of pulmonary arterial hypertension, or PAH, as well as for other indications. Under the terms of the license agreement, we have received pre-commercial milestone payments of $1.5 million. Remaining milestone payments to us could total up to approximately $6.0 million, which includes milestone payments that could total $2.0 million based on the satisfaction of development milestones of oral treprostinil in PAH and up to approximately $4.0 million for the development of additional treprostinil products for a second indication. We are also entitled to receive royalties in the low to mid single digits based on net sales worldwide of the oral formulation of treprostinil. On December 23, 2013, the FDA approved the product and at that time United Therapeutics indicated that it will launch the product in 2014. Our license agreement with United Therapeutics will expire, on a country-by-country and product-by-product basis, 12.5 years from the first commercial sale of each product in such country. United Therapeutics may terminate, at its option, the agreement for a technical, strategic or market-related cause after giving us a reasonable opportunity to cure. We may terminate the agreement if, after having launched a product in a country, United Therapeutics or its sublicensee discontinues the sale of such product for a prolonged period of time for reasons unrelated to force majeure, regulatory or safety issues. In addition, either party may terminate the agreement for the material, uncured breach by the other party and in certain events of bankruptcy or insolvency of the other party.

Sales and Marketing

We have built our sales and marketing capabilities in the United States to launch Oxtellar XR and Trokendi XR. Additionally, there are plans to further expand our sales and marketing capabilities to more than 150 sales representatives by mid-2014. Promoting two epilepsy products to the same physician audience allows us to leverage our commercial infrastructure with these prescribers. Once we have obtained approval for any of our product candidates in our psychiatry portfolio, we anticipate adding additional sales force members who will be dedicated to marketing our psychiatry products.

Manufacturing

We do not own or operate manufacturing facilities for the production of any of our product candidates beyond Phase II clinical trials, nor do we have plans to develop our own manufacturing operations for Phase III clinical materials or commercial products in the foreseeable future. We currently depend on third-party Commercial Manufacturing Organizations, or CMOs, for all of our required raw materials and drug substance for our preclinical research and clinical trials. We do not have contractual relationships for the commercial manufacture of all our product candidates. For Trokendi XR, Oxtellar XR and our product candidates, we currently rely on single third-party suppliers for raw materials including drug substance and single manufacturers for the final commercial products. We currently employ internal resources and as needed third-party consultants to manage our manufacturing contractors.

We have entered into agreements with Patheon Pharmaceuticals Inc. and Catalent Pharma Solutions, leading CMOs headquartered in North America, for the manufacture of the final commercial products Oxtellar XR and Trokendi XR, respectively. These CMOs offer a comprehensive range of contract manufacturing and packaging services and have successfully handled the scale up of Oxtellar XR and Trokendi XR to a commercial production scale.

Competition

The biotechnology and pharmaceutical industries are highly competitive. A number of multinational pharmaceutical companies as well as large biotechnology companies are pursuing the development of or are currently marketing pharmaceutical products in the anti-epilepsy and ADHD markets on which we are focusing.

Epilepsy

There are currently over 15 branded products, as well as their generic counterparts, on the U.S. market indicated to treat some form of epilepsy. Several NCEs have entered the epilepsy market including Potiga, Vimpat and Banzel. Another NCE, Aptiom, was recently approved and could enter the market in early 2014. Based on IMS Health prescription data from 1994 to 2005 for NCE launches for seizure disorders, such NCEs, on average, experienced slow market penetration ranging from 0.58% to 1.1% market share point gain on an annual basis. We believe this is because physicians are often reluctant to change a stable patient's existing therapy and risk a breakthrough seizure in their patients.

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

Trokendi XR competes with all immediate release topiramate products including Topamax and related generic products. We are aware that Upsher-Smith Laboratories, Inc., or Upsher-Smith, has an extended release topiramate product, which it has described as an internally developed program for the management of epilepsy in adults using its proprietary formulation technology. This product received FDA approval on March 11, 2014, and is expected to be launched by Upsher-Smith under the brand name Qudexy XR sometime before the end of the second quarter of 2014.

ADHD

Competition in the U.S. ADHD market has increased with the commercial launch of several products in recent years, including the launch of generic versions of branded drugs, such as Adderall XR. Shire plc is one of the leaders in the U.S. ADHD market with three products: Adderall XR, an extended release stimulant treatment designed to provide once-daily dosing; Vyvanse, a stimulant prodrug product launched in 2007; and Intuniv, a non-stimulant treatment launched in November 2009. Other stimulant products for the treatment of ADHD in the U.S. market include the following once-daily formulations: Concerta; Metadate CD; Ritalin LA; Focalin XR; and Daytrana. Other non-stimulants are Strattera and Kapvay. We are also aware of clinical development efforts by several large and small pharmaceutical companies including Eli Lilly, Otsuka America, Inc., BMS, AstraZeneca plc, Abbott Laboratories and Alcobra to develop additional treatment options for ADHD.

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

Patent Portfolio

Our extended release oxcarbazepine patent portfolio currently includes five U.S. patents, three of which cover Oxtellar XR. We have also obtained two patents for extended release oxcarbazepine in Europe, one patent each in Canada. Japan, Australia, and Mexico. In addition, we have certain pending U.S. and foreign patent applications that are directed to various extended release formulations containing oxcarbazepine. The three issued U.S. patents covering Oxtellar XR will expire in 2027. We own all of the issued patents and the pending applications.

In addition to the patents and patent applications relating to Oxtellar XR, we currently have three U.S. patents that cover Trokendi XR. We have one patent each issued in Europe and Australia for extended release topiramate and have certain pending U.S. and foreign patent applications in Canada and other countries that relate to the U.S. patents directed to various extended release formulations containing topiramate. Two of the issued U.S. patents will expire in 2027 and the third patent will expire in 2029. We own all of the issued patents and pending applications.

Our patent portfolio also contains patent applications relating to our other pipeline products. We have four families of pending U.S. non-provisional and foreign counterpart patent applications relating to our SPN-810 product candidate. Patents, if issued, from the applications could have terms expiring from 2029 to 2033. We own all of the issued patents and the pending applications.

With regard to our SPN-812 product candidate, we have three families of pending U.S. non-provisional and foreign counterpart patent applications. Patents, if issued, from the applications could expire from 2029 to 2033. We have one patent each issued in Europe and Canada in one of these families, covering a method of treating ADHD using viloxazine. We own all of the issued patents and the pending applications.

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

The term of a patent that covers an FDA-approved drug may also be eligible for patent term extension, or PTE, which permits patent term restoration as compensation for the patent term lost during the FDA regulatory review process. The Drug Price Competition and Patent Term Restoration Act of 1984, or the Hatch-Waxman Amendments, permits a PTE of up to five years beyond the expiration of the patent. The length of the PTE is related to the length of time the drug is under regulatory review. Patent extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval and only one patent applicable to an approved drug may be extended. Similar provisions are available in Europe and other foreign jurisdictions to extend the term of a patent that covers an approved drug. In the future, if and when our pharmaceutical products receive FDA or other regulatory approval, we may be able to apply for PTEs on patents covering those products. Depending upon the timing, duration and specifics of FDA approval of our SPN-810 and SPN-812 product candidates and issuance of a U.S. patent covering them based on a U.S. patent application in our portfolio, we may obtain a U.S. patent that is eligible for limited patent term restoration.

Other Intellectual Property Rights

We seek trademark protection in the United States and internationally where available and when appropriate. We have filed for trademark protection for several marks, which we use in connection with our pharmaceutical research and development collaborations as well as products. We are the owner of various U.S. federal trademark registrations (®) and registration applications (™), including the following marks referred to in this Annual Report on Form 10-K pursuant to applicable U.S. intellectual property laws: "Supernus®," "Microtrol®," "Solutrol®," "Trokendi XR™," "Oxtellar XR®," and the registered Supernus Pharmaceuticals logo.

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

Government Regulation

Product Approval

Government authorities in the United States at the federal, state and local level, and other countries, extensively regulate, among other things, the research, development, testing, manufacture, quality control, approval, labeling, packaging, storage, recordkeeping, promotion, advertising, distribution, marketing, export and import of products such as those we are developing. Our product candidates must receive final approval from the FDA before they may be marketed legally in the United States.

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

Once a pharmaceutical product candidate is identified for development, it enters the preclinical testing stage. Preclinical tests include laboratory evaluations of product chemistry, toxicity, carcinogenicity, formulation and stability, as well as animal studies. An IND sponsor must submit the results of the preclinical tests, together with manufacturing information, analytical data and any available clinical data or literature, to the FDA as part of the IND. The sponsor must also include a protocol detailing, among other things, the objectives of the initial clinical trial, the parameters to be used in monitoring safety and the effectiveness criteria to be evaluated if the initial clinical trial lends itself to an efficacy evaluation. Some preclinical testing may continue even after the IND is submitted. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA places the clinical trial on a clinical hold within that 30-day time period. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. Clinical holds also may be imposed by the FDA at any time before or during trials due to safety concerns or non-compliance.

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

Concurrent with clinical trials, companies usually complete additional animal studies and must also develop additional information about the chemistry and physical characteristics of the product candidate and finalize a process for manufacturing the product in commercial quantities in accordance with cGMP requirements. The manufacturing process must be capable of consistently producing quality batches of the product candidate and, among other things; the manufacturer must develop methods for testing the identity, strength, quality and purity of the final product. Additionally, appropriate packaging must be selected and tested and stability studies must be conducted to demonstrate that the product candidate does not undergo unacceptable deterioration over its shelf life.

During the development of a new drug, a sponsor may be able to request a SPA the purpose of which is to reach agreement with the FDA on the Phase III clinical trial protocol design and analysis that will form the primary basis of an efficacy claim. An SPA is intended to provide assurance that if the agreed upon clinical trial protocol is followed, the clinical trial endpoints are achieved, and there is a favorable risk-benefit profile, the data may serve as the primary basis for an efficacy claim in support of an NDA. However, SPA agreements are not a guarantee of an approval of a product candidate or any permissible claims about the product candidate. In particular, SPAs are not binding on the FDA if previously unrecognized public health concerns arise during the performance of the clinical trial, other new scientific concerns regarding the product candidate's safety or efficacy arise, or if the sponsoring company fails to comply with the agreed upon clinical trial protocol.

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

In addition, under the Pediatric Research Equity Act of 2003, or PREA, which was reauthorized under the Food and Drug Administration Safety and Innovation Act of 2012, an NDA or supplement to an NDA must contain data to assess the safety and effectiveness of the drug for the claimed indications in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. The FDA may grant deferrals for submission of data or full or partial waivers. Unless otherwise required by regulation, PREA does not apply to any drug for an indication for which orphan designation has been granted. Pursuant to the FDA's approval of Oxtellar XR, we must conduct four pediatric post-marketing studies; however, the FDA granted a waiver for the pediatric study requirements for ages birth to one month and a deferral for submission of post-marketing assessments for children 1 month to 6 years of age. Pursuant to the FDA's approval of Trokendi XR, the FDA granted a deferral for submission of post-marketing pediatric studies in the following categories 1) adjunctive therapy in POS for children 1 month to less than 6 years of age, 2) initial monotherapy in POS and PGTC for children 2 years to less than 10 years of age, and 3) adjunctive therapy in PGTC and adjunctive therapy in Lennox-Gastaut Syndrom from 2 years to less than 6 years of age. We expect to need a total of four pediatric studies to fulfill these deferred pediatric commitments for Trokendi XR.

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

The approval process is lengthy and difficult and the FDA may refuse to approve an NDA if the applicable regulatory criteria are not satisfied or may require additional clinical data or other data and information. Even if such data and information are submitted, the FDA may ultimately decide that the NDA does not satisfy the criteria for approval. Data obtained from clinical trials are not always conclusive and the FDA may interpret data differently than we interpret the same data. The FDA will issue a complete response letter if the agency decides not to approve the NDA in its present form. The complete response letter usually describes all of the specific deficiencies that the FDA identified in the NDA. The deficiencies identified may be minor, for example, requiring labeling changes, or major, for example, requiring additional clinical trials. Additionally, the complete response letter may include recommended actions that the applicant might take to place the application in a condition for approval. If a complete response letter is issued, the applicant may either resubmit the NDA, addressing all of the deficiencies identified in the letter, withdraw the application, or request an opportunity for a hearing.

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

Employees

As of December 31, 2013, we employed 235 full-time employees. Approximately 55 employees are engaged in research and development activities (including quality assurance and quality control), approximately 110 are sales representatives, and 70 are in administrative, business development, sales and marketing positions. We consider relations with our employees to be good. None of our employees are represented by a labor union.

ITEM 1A.    RISK FACTORS.

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

Risks Related to Our Business and Industry

We are dependent on the commercial success of Oxtellar XR and Trokendi XR.

Prior to the commercialization of Oxtellar XR and Trokendi XR, we expended significant time, resources and effort on the development of these product candidates while a substantial majority of our resources are now focused on continuing the commercialization in the United States of our approved products, Oxtellar XR, which commenced on February 4, 2013, and Trokendi XR, which commenced on August 26, 2013. We expect to continue to expend significant time, resources and effort on the development of our other product candidates. All of our other product candidates are in earlier stages of development and subject to the risks of failure inherent in developing drug products.

Our ability to successfully commercialize Oxtellar XR and Trokendi XR will depend on, among other things, our ability to:

  •
  maintain commercial manufacturing arrangements with third-party manufacturers for Oxtellar XR and Trokendi XR;

  •
  produce, through a validated process, sufficiently large quantities and inventory of our products to meet demand;

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

  •
  manage our growth and spending as costs and expenses increase due to commercialization; and

  •
  establish collaborations with third parties for the commercialization of our products in countries outside the United States, and such collaborators' ability to obtain regulatory and reimbursement approvals in such countries.

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

In addition, we have begun, and will need to continue, investing substantial financial and management resources to build out our commercial infrastructure and to recruit and train sufficient additional qualified marketing, sales and other personnel in support of our sales of Oxtellar XR and Trokendi

XR. In addition, we have certain revenue expectations with respect to the sale of Oxtellar XR and Trokendi XR. If we cannot successfully commercialize and achieve those revenue expectations with respect to Oxtellar XR and Trokendi XR, this would result in a material adverse impact on our anticipated revenues and liquidity.

The continued commercial success of Oxtellar XR and Trokendi XR will be largely dependent on the ability of third-party manufacturers and collaborators. They may not deploy the resources we would like them to, and our revenue would then suffer. In addition, we could become embroiled in disputes with these parties regarding the terms of any agreements, their performance or intellectual property rights. Any dispute could disrupt the sales of our products and adversely affect our reputation and revenue. In addition, if any of our manufacturing or collaboration partners fail to effectively perform under our arrangements for any reason, we may not be able to find a suitable replacement partner on a timely basis, or at all, or on acceptable terms.

Continued increase in sales of Oxtellar XR or Trokendi XR may be slow or limited for a variety of reasons including competing branded and generic therapies or safety issues. If either Oxtellar XR or Trokendi XR is not successful in gaining broad commercial acceptance, our business would be harmed.

Any increase in sales of Oxtellar XR and Trokendi XR will be dependent on several factors including our ability to educate and increase physician awareness of the benefits and cost-effectiveness of our products relative to competing therapies. The degree of market acceptance of any of our products or approved product candidates among physicians, patients, health care payors and the medical community will depend on a number of factors, including:

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

In addition, Oxtellar XR and Trokendi XR will be subject to continual review by the FDA, and we cannot assure you that newly discovered or developed safety issues will not arise. With the use of any newly marketed drug by a wider patient population, serious AEs may occur from time to time that initially do not appear to relate to the drug itself. Any safety issues could cause us to suspend or cease marketing of our approved products, cause us to modify how we market our approved products, subject us to substantial liabilities and adversely affect our revenues and financial condition. In the event of a withdrawal of either Oxtellar XR or Trokendi XR from the market, our revenues would decline significantly and our business would be seriously harmed and could fail.

We have rapidly expanded our operations and will continue to do so to support increased commercialization of Oxtellar XR and Trokendi XR, which has significantly increased our costs, and until we achieve economies of scale, we will incur negative margins on sales of Oxtellar XR and Trokendi XR.

We have and expect to continue to significantly increase our investment in commercial infrastructure. We will need to effectively manage the expansion of our operations and facilities and continue to grow our infrastructure to fully commercialize Oxtellar XR and Trokendi XR. We must effectively manage our supply chain and distribution network, all of which requires strict planning in order to meet production timelines. As of December 31, 2013, we employed approximately 110 sales representatives.

We continue to add marketing and sales personnel, and personnel in all other areas of our operations, which strain our existing managerial, operational, financial and other resources. As a result of the scaling of our commercial operations, we expect to incur negative margins on any sales of Oxtellar XR and Trokendi XR until we are able to generate significant sales volume. We will also need to maintain our commercial manufacturing arrangements with third parties for any approved product to avoid the loss of revenue from potential sales of such product, and adversely impact its market acceptance. If we fail to manage the growth in our systems and personnel appropriately and successfully in order to achieve our commercialization plans for Oxtellar XR and Trokendi XR, our revenues could suffer and our business could be harmed.

We are dependent on the success of our products being successfully commercialized and our product candidates, which may never receive regulatory approval.

Prior to the commercialization of Oxtellar XR and Trokendi XR, we expended significant time, resources and effort on the development of these product candidates. While a substantial majority of our resources are now focused on the commercialization of our products Oxtellar XR and Trokendi XR in the United States, we expect to continue to expend significant time, resources and effort on the development of our other product candidates. All of our product candidates are in earlier stages of development and subject to the risks of failure inherent in developing drug products. Accordingly, our ability to generate significant product revenues in the near term will depend almost entirely on our ability to successfully commercialize Oxtellar XR and Trokendi XR.

Our ability to successfully commercialize any of our product candidates will depend on, among other things, our ability to:

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

There are no guarantees that we will be successful in completing these tasks. If we are unable to successfully complete these tasks, we may not be able to commercialize any of our other product candidates in a timely manner, or at all, in which case we may be unable to maximize our revenues to increase the growth of our business. In addition, if we experience unanticipated delays or problems, development costs could substantially increase and our business, financial condition and results of operations will be adversely affected.

We have limited sales and marketing experience and resources, and we may not be able to effectively market and sell our products or product candidates, if approved, in the United States.

We have built our sales and marketing capabilities in the United States to launch Oxtellar XR and Trokendi XR. Additionally, there are plans to further expand our sales and marketing capabilities later in 2014. We have limited sales and marketing experience and have been building such capabilities by investing significant amounts of financial and management resources. We have committed and will commit additional resources to develop internal sales and marketing capabilities. Further, we could face a number of additional risks in establishing internal sales and marketing capabilities, including:

  •
  we may not be able to attract talented and qualified personnel to build an effective marketing or sales force capability;

  •
  the cost of establishing a marketing and sales force capability may not be justifiable in light of the revenues generated by Oxtellar XR, Trokendi XR, or any of our product candidates if approved by the FDA; and

  •
  our direct sales and marketing efforts may not be successful.

If we are unable to establish adequate sales and marketing capabilities or are unable to do so in a timely manner, we may not be able to generate product revenues and may never become profitable.

The commercial success of our products and product candidates, once approved, depends upon attaining market acceptance by physicians, patients, third-party payors and the medical community.

Physicians may not prescribe Oxtellar XR, Trokendi XR or any of our product candidates if approved by the FDA at the levels which we anticipate, in which case we would not generate the revenues we anticipate. Market acceptance of any of our products or product candidates by physicians, patients, third-party payors and the medical community depends on, among other things:

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

  •
  the extent to which each product or product candidate is approved for inclusion on formularies of hospitals and managed care organizations and the level of reimbursement;

  •
  any negative publicity related to our or our competitors' products or product candidates, including as a result of any related adverse side effects;

  •
  the effectiveness of our or any current or future collaborators' sales, marketing and distribution strategies;

  •
  pricing and cost effectiveness; and

  •
  the availability of adequate reimbursement by third parties.

For example, new AEDs that were introduced in the market as NCEs historically have not quickly gained significant market share against existing molecules in the epilepsy market because physicians are often reluctant to change a stable patient's existing therapy (even for an NCE) and risk a breakthrough seizure or tolerability issues in their patients. Although Oxtellar XR and Trokendi XR are not NCEs, they are subject to the risk that they will not be able to gain significant market share against existing AEDs. If our products or product candidates do not achieve an adequate level of acceptance by physicians, third-party payors and patients, we may not generate sufficient revenues from these products or product candidates to become or remain profitable on a timely basis, if at all.

Final marketing approval of any of our product candidates by the FDA or other regulatory authorities may be delayed, limited, or denied, any of which would adversely affect our ability to generate operating revenues.

Our business depends on the successful development and commercialization of our products and product candidates. We are not permitted to market any of our product candidates in the United States until we receive approval of an NDA from the FDA, or in any foreign jurisdiction until we receive the requisite approvals from such jurisdiction. Satisfaction of regulatory requirements typically takes many years, is dependent upon the type, complexity and novelty of the product and requires the expenditure of substantial resources. We cannot predict whether or when we will obtain regulatory approval to commercialize our remaining product candidates and we cannot, therefore, predict the timing of any future revenues from these product candidates, if any.

The FDA has substantial discretion in the drug approval process, including the ability to delay, limit or deny approval of a product candidate for many reasons. For example, the FDA:

  •
  could determine that we cannot rely on Section 505(b)(2) for our product candidates;

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

  •
  may determine that we have identified the wrong reference listed drug or drugs or that approval of our Section 505(b)(2) application of our other product candidates, is blocked by patent or non-patent exclusivity of the reference listed drug or drugs;

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

Undesirable side effects caused by any of our product candidates could cause us or regulatory authorities to interrupt, delay or halt development and could result in the denial of regulatory approval by the FDA or other regulatory authorities, and potential products liability claims. Undesirable side effects caused by any of our products could cause regulatory authorities to temporarily or permanently halt sales of the products. Undesirable side effects that are caused by any of our products or product candidates could have a material adverse effect on our business as a whole.

Immediate release oxcarbazepine and topiramate, drug compounds upon which Oxtellar XR and Trokendi XR are based, respectively, are known to cause various side effects, including but not limited to dizziness, paresthesia, headaches, cognitive deficiencies such as memory loss and speech impediment, digestive problems, somnolence, double vision, gingival enlargement, nausea, weight gain, and fatigue. The use of Oxtellar XR and Trokendi XR may cause similar side effects as compared to their reference products, or may cause additional or different side effects.

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

If other versions of extended or controlled release oxcarbazepine or topiramate are approved and successfully commercialized , then our business would be materially harmed.

Other third parties may seek approval to manufacture and market their own versions of extended release oxcarbazepine or topiramate anti-epileptic drugs in the United States. For example, we are aware that Upsher-Smith's Qudexy™ XR (extended release topiramate) received FDA approval in March 2014 and will compete with Trokendi XR when launched commercially. As Trokendi XR was not granted any marketing exclusivity by the FDA, other than under circumstances in which third parties may infringe or are infringing our patents, we may not be able to prevent the submission or approval of another full NDA for any competitor's extended or controlled release topiramate product candidate, including Qudexy XR. In addition, we are aware of companies who are marketing modified-release oxcarbazepine products outside of the United States, such as Apydan, which is developed by Desitin Arzneimittel GmbH and requires twice-daily administration. If companies with modified-release oxcarbazepine products outside of the United States pursue or obtain approval of their products within the United States, such competing products may limit the potential success of Oxtellar XR in the United States, and our business and growth prospects would be materially impaired. Accordingly, if any third party is successful in obtaining approval to manufacture and market their own versions of extended release oxcarbazepine or topiramate in the United States, we may not be able to recover expenses incurred in connection with the development of or realize revenues from Oxtellar XR or Trokendi XR.

If we do not obtain marketing exclusivity for our product candidates, our business may suffer.

Under the Hatch-Waxman Amendments, three years of marketing exclusivity may be granted for the approval of new and supplemental NDAs, including Section 505(b)(2) applications, for, among other things, new indications, dosage forms, routes of administration, or strengths of an existing drug, or for a new use, if new clinical investigations that were conducted or sponsored by the applicant are determined by the FDA to be essential to the approval of the application. This exclusivity, which is sometimes referred to as clinical investigation exclusivity, prevents the FDA from approving an application under Section 505(b)(2) for the same conditions of use associated with the new clinical investigations before the expiration of three years from the date of approval. Such exclusivity, however, would not prevent the approval of another application if the applicant submits a Section 505(b)(1) NDA and has conducted its own adequate, well-controlled clinical trials demonstrating safety and efficacy, nor would it prevent approval of a generic product or Section 505(b)(2) product that did not incorporate the exclusivity-protected changes of the approved drug product. Under the Hatch-Waxman Amendments, newly-approved drugs and indications may also benefit from a statutory period of non-patent marketing exclusivity. The Hatch-Waxman Amendments provide five-year marketing exclusivity to the first applicant to gain approval of an NDA for an NCE, meaning that the FDA has not previously approved any other drug containing the same active API, or active moiety, which is the molecule responsible for the action of the drug substance. Although protection under the Hatch-Waxman Amendments will not prevent the submission or approval of another full Section 505(b)(1) NDA, such an NDA applicant would be required to conduct its own preclinical and adequate, well-controlled clinical trials to demonstrate safety and effectiveness. While the FDA granted a three year marketing exclusivity period for Oxtellar XR, it did not grant a similar marketing exclusivity period for Trokendi XR. If we are unable to obtain marketing exclusivity for our subsequent product candidates, then our competitors may obtain approval of competing products more easily than if we had such marketing exclusivity, and our future revenues could be reduced, possibly materially.

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

The pharmaceutical industry is characterized by rapidly advancing technologies, intense competition and a strong emphasis on proprietary therapeutics. We face competition from a number of sources, some of which may target the same indications as our products and product candidates, including large pharmaceutical companies, smaller pharmaceutical companies, biotechnology companies, academic institutions, government agencies and private and public research institutions. The availability of competing products will limit the demand and the price we are able to charge for any of our products or product candidates that are commercialized unless we are able to differentiate them. We anticipate that we will face intense competition when our product candidates are approved by regulatory authorities and we begin the commercialization process for our products. For instance, there are over 15 branded products, as well as their generic counterparts, on the U.S. market indicated to treat epilepsy. In addition, several NCEs have entered the epilepsy market including Potiga, Vimpat and Banzel. Another NCE, Aptiom was approved in 2013 and is expected to enter the market in 2014. In addition, competition in the ADHD market in the United States has increased with the commercial launch of several products in recent years, including the launch of generic versions of branded drugs such as Adderall XR. As a result, we may not be able to recover expenses incurred in connection with the development of our product candidates or realize revenues from any commercialized product.

In addition to already marketed competing products, we believe certain companies are developing other products which could compete with our product candidates should they be approved by regulatory authorities. For example, according to Datamonitor, as of April 2010, there were 47 compounds in preclinical and clinical development for epilepsy across the United States, Japan, France, Germany, Italy, Spain and the United Kingdom. Datamonitor reported that approximately 13 were in late-stage (Phase II or later) clinical trials as of June 2011. We are also aware that Upsher-Smith's Qudexy™ XR (extended release topiramate) has received FDA approval. Such competing product could limit the potential success of Trokendi XR and our growth prospects could be materially impaired by the success of this competing product. In addition, we are aware of companies who are marketing outside of the United States modified-release oxcarbazepine products, such as Apydan, which is developed by Desitin Arzneimittel GmbH and requires twice-daily administration. We are also aware that Qsymia, an oral drug containing ER topiramate and another API, is available in extended release for treatment of weight management. If companies with modified-release oxcarbazepine products outside of the United States obtain approval for their products within the United States, then such competing products may limit the potential success of Oxtellar XR. In addition, several companies have various product candidates they are developing for ADHD. For example, Alcobra is developing a non-stimulant product candidate that is expected to enter Phase III clinical trials in 2014 and that could compete with our SPN-812 product candidate. Further, new developments, including the development of other drug technologies, may render our product candidates obsolete or noncompetitive. As a result, our products and product candidates may become obsolete before we recover expenses incurred in connection with their development or realize revenues from any commercialized product.

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

Even though U.S. regulatory approval has been obtained for two of our products, the FDA may still impose significant restrictions on a product's indicated uses or marketing or impose ongoing requirements for potentially costly post-approval studies. Our product candidates would also be, and our approved product and our collaborators' approved products are, subject to ongoing FDA requirements governing the labeling, packaging, storage, advertising, promotion, recordkeeping and submission of safety and other post-market information. In addition, manufacturers of drug products and their facilities are subject to continual review and periodic inspections by the FDA and other regulatory authorities for compliance with cGMP regulations. If we, our collaborators or a regulatory authority discovers previously unknown problems with a product, such as side effects of unanticipated severity or frequency, or problems with the facility where the product is manufactured, a regulatory authority may impose restrictions on that product or the manufacturer, including requiring withdrawal of the product from the market or suspension of manufacturing. If we or our collaborators, or our or our collaborators' approved products or product candidates, or the manufacturing facilities for our or our collaborators' approved products or product candidates fail to comply with applicable regulatory requirements, a regulatory authority may:

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

In addition, our product labeling, advertising and promotion of our approved products, and our product candidates upon FDA approval, are subject to regulatory requirements and continuing regulatory review. The FDA strictly regulates the promotional claims that may be made about prescription products. In particular, a product may not be promoted for uses that are not approved by the FDA as reflected in the product's approved labeling. Physicians may nevertheless prescribe our products and, upon receiving FDA approval, our product candidates to their patients in a manner that is inconsistent with the approved label. The FDA and other authorities actively enforce the laws and regulations prohibiting the promotion of off-label uses, and a company that is found to have improperly promoted off-label uses may be subject to significant sanctions. The federal government has levied large civil and criminal fines against companies for alleged improper promotion and has enjoined several companies from engaging in off-label promotion. If we are found to have promoted off-label uses, we may be enjoined from such off-label promotion and become subject to significant liability, which would have an adverse effect on our reputation, business and revenues, if any.

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

Once an NDA, including a Section 505(b)(2) application, is approved, the product covered thereby becomes a "listed drug" which can, in turn, be cited by potential competitors in support of approval of an ANDA. The FDCA, FDA regulations and other applicable regulations and policies provide incentives to manufacturers to create modified, non-infringing versions of a drug to facilitate the approval of an ANDA or other application for generic substitutes. These manufacturers might only be required to conduct a relatively inexpensive study to show that their product has the same active ingredient(s), dosage form, strength, route of administration, and conditions of use, or labeling, as our product candidate and that the generic product is bioequivalent to ours, meaning it is absorbed in the body at the same rate and to the same extent as our product candidate. These generic equivalents, which must meet the same quality standards as branded pharmaceuticals, would be significantly less costly than ours to bring to market and companies that produce generic equivalents are generally able to offer their products at lower prices. Thus, after the introduction of a generic competitor, a significant percentage of the sales of any branded product is typically lost to the generic product. Accordingly, competition from generic equivalents to our product candidates would materially adversely impact our revenues, profitability and cash flows and substantially limit our ability to obtain a return on the investments we have made in our product candidates. For example, as disclosed in Part I Item 3 Legal Proceedings of this Annual Report on Form 10-K, we received a Paragraph IV Notice Letter against our Oxtellar XR Orange Book patents from several generic drug makers. We have filed a lawsuit against these drug makers alleging infringement of our Oxtellar XR patents. In the event that we are not successful in this lawsuit, our future sales of Oxtellar XR will be adversely affected by competition from these generic drug manufacturers.

We intend to rely on third-party collaborators to market and commercialize our products and product candidates outside of the United States, who may fail to effectively commercialize our products and product candidates.

Outside of the United States, we currently plan to utilize strategic partners or contract sales forces, where appropriate, to assist in the commercialization of our products and product candidates, if approved. We currently possess limited resources and may not be successful in establishing collaborations or co-promotion arrangements on acceptable terms, if at all. We also face competition in our search for collaborators and co-promotion partners. By entering into strategic collaborations or similar arrangements, we will rely on third parties for financial resources and for development, commercialization, sales and marketing and regulatory expertise. Our collaborators may fail to develop or effectively commercialize our products and product candidates because they cannot obtain the necessary regulatory approvals, they lack adequate financial or other resources or they decide to focus on other initiatives. Any failure of our third-party collaborators to successfully market and commercialize our product candidates outside of the United States would diminish our revenues and harm our results of operations.

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

Our commercial success depends upon our ability and the ability of our collaborators to develop, manufacture, market and sell their approved products and our product candidates and use our proprietary technologies without infringing the proprietary rights of third parties. Numerous U.S. and foreign issued patents and pending patent applications, which are owned by third parties, exist in the fields in which we and our collaborators are developing product candidates. As the pharmaceutical industry expands and more patents are issued, the risk increases that our collaborators' approved products and our product candidates may give rise to claims of infringement of the patent rights of others. There may be issued patents of third parties of which we are currently unaware, that may be infringed by our collaborators' approved products or Oxtellar XR or Trokendi XR, which could prevent us from being able to fully commercialize Oxtellar XR, Trokendi XR or any of our product candidates, respectively. Because patent applications can take many years to issue, there may be currently pending applications which may later result in issued patents that our collaborators' approved products or our product candidates may infringe.

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

  •
  Oxtellar XR Litigation.  The Company received a Paragraph IV Notice Letter against our Oxtellar XR Orange Book patents from generic drug maker Watson Laboratories, Inc.—Florida ("WLF") on June 26, 2013. On August 7, 2013 the Company filed a lawsuit against Actavis, Inc., WLF, Actavis Pharma, Inc., Watson Laboratories, Inc., and Anda, Inc. (collectively "Watson") alleging infringement of two patents that are listed in the FDA's Orange Book covering its antiepileptic drug Oxtellar XR. Supernus's United States Patent Nos. 7,722,898 and 7,910,131 ("the patents-in-suite") generally cover once-a-day oxcarbazepine formulations and methods of treating seizures using those formulations. Both patents do not expire until April 13, 2027. The Complaint—filed in the U.S. District Court for the District of New Jersey—alleges that Watson infringed Supernus's Oxtellar XR patents by submitting to the Food and Drug Administration ("FDA") an Abbreviated New Drug Application ("ANDA") seeking to market a generic version of Oxtellar XR prior to the expiration of Supernus's patents. Filing its Complaint within 45 days of receiving Watson's Paragraph IV certification notice entitles Supernus to an automatic stay preventing the FDA from approving Watson's ANDA for 30 months. On September 25, 2013, Watson answered, denying the substantive allegations of the Complaint. One defendant, Watson Laboratories, Inc.—Florida, asserted Counterclaims, seeking declaratory judgments of non-infringement and invalidity of the patents-in-suit. On October 30, 2013 the Company filed its Reply, denying the substantive allegations of the Counterclaims. The case has been assigned to Renee M. Bumb, U.S.D.J. and Joel Schneider, U.S.M.J. The case is in its early stages and discovery is proceeding.

  •
  Oracea Litigation and Inter Partes Review.  We are involved in a patent infringement case filed in the District of Delaware in response to Paragraph IV Certification Notice Letters that we received in September 2011 and September 2012 regarding an ANDA submitted to the FDA by Amneal Pharmaceuticals LLC, requesting approval to market and sell generic versions of Oracea (30 mg immediate release, 10 mg delayed release doxycycline), a product that is manufactured and sold by Galderma Laboratories, L.P. Amneal alleged its notice letters that U.S. Patent Nos. 7,749,532, or the '532 patent, and 8,206,740, or the '740 patent, which are both assigned to us, are invalid, unenforceable and/or will not be infringed by the manufacture, use or sale of the product described in its ANDA. In June 2013, Amneal also filed petitions with the Patent Trial and Appeal Board for inter partes review of the '740 patent, as well as U.S. Patent Nos. 8,394,405, or the '405 patent, and 8,394,406, or the '406 patent. The Patent Trial and Appeal Board initiated inter partes review for each of the '740, '405 and '406 patents in December 2012, and we are currently involved in these proceedings. In addition, in October 2010, we received a complaint for declaratory judgment from Mylan Pharmaceuticals Inc., or Mylan, alleging invalidity of the '532 patent. This case was tried in July 2011 in the District of Delaware. The district court held that Mylan infringed certain claims of the patent, and that the patent claims are valid. Following an appeal by Mylan; Lupin Limited and Lupin Pharmaceuticals, Inc.; and Impax Laboratories, Inc. to the U.S. Court of Appeals for the Federal Circuit, the Federal Circuit affirmed the district court's decision regarding the '532 patent. The '532, '740, '405 and '406 patents cover once-daily formulations of doxycycline, including their methods use in treating rosacea and processes regarding their preparation. The '532 patent expires on December 19, 2027, the '740 patent expires on December 24, 2005, and the '405 and '406 patents expire on April 7, 2024. The '532, '740, '405 and '406 patents are licensed to Galderma Laboratories, L.P. We intend to support Galderma Laboratories, L.P. in these matters. We do not expect an adverse decision in the foregoing matters will have a material adverse effect on our current business.

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

We have a license agreement with United Therapeutics to use one of our proprietary technologies for an oral formulation of treprostinil diethanolamine, or treprostinil, for the treatment of PAH, as well as for other indications. On December 20, 2013, United Therapeutics announced that the FDA had approved Orenitram (treprostinil). We expect United Therapeutics to launch this product in 2014, which will trigger a milestone payment due to us of $2.0 million. We are entitled to receive milestones and royalties for use of this formulation in other indications. If we materially breach any of our obligations under the license agreement, however, we could lose the potential to receive any future royalty payments thereunder, which could be financially significant to us.

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

We do not own or operate manufacturing facilities for the production of any of our products or product candidates beyond Phase II clinical trials, nor do we have plans to develop our own manufacturing operations for Phase III clinical materials or commercial products in the foreseeable future. We currently depend on third-party CMOs for all of our required raw materials and drug substance for our preclinical research and clinical trials. For Oxtellar XR and Trokendi XR, we currently rely on single suppliers for raw materials, including API, and rely on third-party suppliers and manufacturers for the final commercial products. If any of these vendors is unable to perform its obligations to us, including due to violations of the FDA's requirements, our ability to meet regulatory requirements or projected timelines and necessary quality standards for successful manufacture of the various required lots of material for our development and commercialization efforts would be adversely affected. Further, if we were required to change vendors, it could result in delays in our regulatory approval efforts and significantly increase our costs. Accordingly, the loss of any of our current or future third-party manufacturers or suppliers could have a material adverse effect on our business, results of operations, financial condition and prospects.

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

In addition, regulatory approval in one jurisdiction does not ensure regulatory approval in another, but a failure or delay in obtaining regulatory approval in one jurisdiction may have a negative effect on the regulatory processes in others. Failure to obtain regulatory approvals in other jurisdictions or any delay or setback in obtaining such approvals could have the same adverse effects detailed above regarding FDA approval in the United States. As described above, such effects include the risks that any of our product candidates may not be approved for all indications requested which could limit the uses of our product candidates and have an adverse effect on their commercial potential or require costly post-marketing studies.

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

Healthcare reform measures could hinder or prevent the commercial success of our products or product candidates.

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

Implementation of the Health Care Reform Law could cause us to incur significant compliance expenses or could subject us to substantial penalties and fines if our business is found to violate these requirements.

The Health Care Reform Law was signed into law in 2010. The Health Care Reform Law is multi-faceted and is being implemented in phases. The financial impact of all of the provisions of the Health Care Reform Law on our business is unclear, and there can be no assurance that our business will not be materially harmed by future implementation of the Health Care Reform Law. In addition, if we are found not to be in full compliance with the Health Care Reform Law, we could face enforcement action, fines and other penalties and we could receive adverse publicity.

The Health Care Reform Law also includes various provisions designed to strengthen significantly fraud and abuse enforcement, such as increased funding for enforcement efforts and the lowering of the intent requirement of the federal anti-kickback statute and criminal health care fraud statute such that a person or entity no longer needs to have actual knowledge of this statute or specific intent to violate it.

If our past or present operations are found to be in violation of any such laws or any other governmental regulations that may apply to us, we may be subject to penalties, including civil and criminal penalties, damages, fines, exclusion from federal health care programs and/or the curtailment or restructuring of our operations.

The risk of our being found in violation of the Health Care Reform Law, its underlying regulations, or other laws impacted by its implementations is increased by the fact that many of them have not been fully interpreted by the regulatory authorities or the courts, and their provisions are subject to a variety of interpretations. Any action against us for violation of these laws, even if we successfully defend against them, could cause us to incur significant legal expenses and divert our management's attention from the operation of our business.

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

We may not be able to manage our business effectively if we are unable to attract, motivate and retain key members of our management team.

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

Security breaches and other disruptions could compromise our information and expose us to liability, which would cause our business and reputation to suffer.

In the ordinary course of our business, we collect and store sensitive data, including intellectual property, our proprietary business information and that of our customers, suppliers and business partners, and personally identifiable information of our employees and patients in our clinical trials, in our data centers and on our networks. The secure processing, maintenance and transmission of this information is critical to our operations and business strategy. Despite our security measures, our information technology and infrastructure may be vulnerable to attacks by hackers or breached due to employee error, malfeasance or other disruptions. Any such breach could compromise our networks and the information stored there could be accessed, publicly disclosed, lost or stolen. Any such access, disclosure or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, and regulatory penalties, disrupt our operations, and damage our reputation, which could adversely affect our business, revenues and competitive position.

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

Risks Related to Our Finances and Capital Requirements

We have incurred significant operating losses since our inception.

In recent years, we have focused primarily on developing our current products and product candidates, with the goal of commercializing these products and supporting regulatory approval for these product candidates. We have financed our operations primarily through the following transactions:

  •
  private placements of convertible preferred stock;

  •
  our collaboration and license arrangements;

  •
  the monetization of certain future royalty streams under our existing licenses for Oracea, Sanctura XR and Intuniv;

  •
  the sale of our subsidiary, Royalty Sub, which held the license rights to Oracea and Sanctura XR;

  •
  borrowing via secured loans;

  •
  the completion of our $52.3 million initial public offering in May 2012;

  •
  the completion of our follow-on $49.9 million equity offering in November 2012; and

  •
  the completion of $90 million private placement offering of 7.50% Convertible Senior Secured Notes Due 2019 (the "Notes") in May 2013.

We have incurred significant operating losses since our inception in 2005. We incurred net losses of approximately $33.5 million, $38.5 million, $46.3 million and $92.3 million in the years ended December 31, 2008, 2010, 2012 and 2013, respectively. We realized net income of approximately

$0.5 million and $53.8 million in the years ended December 31, 2009 and 2011, respectively, due to one-time items. As of December 31, 2013, we had an accumulated deficit of approximately $178.5 million. Substantially all of our operating losses resulted from costs incurred in connection with our development programs, expenses associated with launching our products, and from selling, general and administrative costs associated with our operations. We expect our research and development costs to continue to be substantial and to increase with respect to our product candidates as we advance those product candidates through preclinical studies, clinical trials, manufacturing scale-up and other pre-approval activities. We expect our selling, general and administrative costs to continue to be substantial and to increase as we continue to expand our sales force and support the ongoing commercialization of our products. As a result, we expect to continue to incur significant and increasing operating expenses for the foreseeable future. Because of the numerous risks and uncertainties associated with developing pharmaceutical products, we may never become profitable.

Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders' equity and working capital. Furthermore, since the completion of our initial public offering in May 2012, we have incurred additional costs associated with operating as a public company. As a result, we expect to continue to incur significant operating expenses for the foreseeable future.

We may need additional funding and may be unable to raise capital when needed, which would force us to delay, reduce or eliminate our product development programs or commercialization efforts.

Developing product candidates, conducting clinical trials, establishing manufacturing relationships and marketing drugs are expensive and uncertain processes. Although we believe the proceeds of the November 2012 public offering and the May 2013 issuance of the Notes, together with our cash, cash equivalents and marketable securities and anticipated future product revenues, will be sufficient to allow us to fund the continued commercialization of Oxtellar XR and Trokendi XR, we may need to obtain additional capital through equity offerings, payments under new or existing licensing and research and development collaboration agreements, or any combination thereof, in order to become cash flow positive and to develop and commercialize additional product candidates. If sufficient funds on acceptable terms are not available when needed, or at all, we could be required to significantly reduce operating expenses and delay, reduce the scope of, or eliminate one or more of our development programs, which may have a material adverse effect on our business, results of operations and financial condition.

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

  •
  our ability to successfully launch our products and to the rate of increase in the level of sales in the marketplace;

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

Our ability to become profitable depends upon our ability to generate increasing levels of revenues from sales of our products and our product candidates. 2013 was the first year in which we generated revenue from our first commercial products, Oxtellar XR and Trokendi XR. Prior to the commercial launch of these products, our historical revenues have been generated through fees for development services and payment for the achievement of specified development, regulatory and sales milestones, as well as royalties, on product sales of Oracea, Sanctura XR and Intuniv licensed products and the sale or license of certain of our assets.

Our ability to generate product revenues is dependent on our ability to continue the successful commercialization Oxtellar XR and Trokendi XR.

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

  •
  potential side effects of our future products that could delay or prevent commercialization, cause an approved drug to be taken off the market, or result in litigation;

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

  •
  changes in reimbursement environment and regulatory changes.

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

We face increased legal, accounting, administrative and other costs and expenses as a public company. Compliance with the Sarbanes-Oxley Act of 2002, the Dodd-Frank Act of 2010, as well as rules of the Securities and Exchange Commission and Nasdaq, for example, has resulted in significant initial cost to us as well as ongoing increases in our legal, audit and financial compliance costs, particularly after we are no longer an "emerging growth company", which status we anticipate losing on December 31, 2017. The Securities Exchange Act of 1934, as amended, or the Exchange Act, requires, among other things, that we file annual, quarterly and current reports with respect to our business and financial condition. Our board of directors, management and other personnel need to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations make it more difficult and more expensive for us to obtain director and officer liability insurance, and require us to incur substantial costs to maintain the same or similar coverage.

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

We are required to disclose changes made in our internal control procedures on a quarterly basis and our management is required to assess the effectiveness of these controls annually. However, for as long as we are an "emerging growth company" under the JOBS Act, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404(b). We could be an "emerging growth company" until December 31, 2017. An independent assessment of the effectiveness of our internal controls could detect problems that our management's assessment might not. Undetected material weaknesses in our internal controls could lead to financial statement restatements and require us to incur the expense of remediation.

Our ability to use net operating loss and tax credit carryforwards and certain built-in losses to reduce future tax payments is limited by provisions of the Internal Revenue Code, and may be subject to further limitation as a result of our follow-on offering in November 2012 and the Convertible Note Offering that occurred in May 2013.

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

In addition, it is possible that the follow-on offering that occurred in November 2012 and the Convertible Note Offering that occurred in May 2013, either on a standalone basis or when combined with future transactions, including issuances of new shares of our common stock, will cause us to undergo one or more additional ownership changes. With respect to our Convertible Note Offering, as of March 14, 2014, $50.0 million in principal of Notes had been converted to common stock, resulting in the issuance of 11.0 million shares. In the event of ownership changes, we generally would not be able to use our pre-change loss or credit carryovers or certain built-in losses prior to such ownership change to offset future taxable income in excess of the annual limitations imposed by Sections 382 and 383 and those attributes already subject to limitations as a result of our prior ownership changes may be subject to more stringent limitations. As of December 31, 2013, we had approximately $144.3 million of federal net operating loss carryforwards. We also had federal and state research and development tax credit carryforwards of approximately $4.2 million available to offset future taxable income. These federal and state net operating loss and federal and state tax credit carryforwards will begin to expire at various dates beginning in 2030, if not utilized. Our ability to utilize the aforementioned carryforwards and tax credits may be limited. As a result, we may not be able to take full advantage of these carryforwards or tax credits for federal and state tax purposes.

Risks Related to Our Indebtedness

Our significant level of indebtedness could adversely affect our business, financial condition and results of operations and prevent us from fulfilling our obligations under the Notes.

We have a significant amount of indebtedness and substantial debt service requirements. As of December 31, 2013, we have issued and outstanding convertible notes in the aggregate principal amount of $49.5 million. Subject to certain conditions and limitations in the Indenture governing the Notes, we may also incur additional indebtedness, including secured debt, to meet future financing needs.

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

  •
  prevent us from raising funds necessary to repurchase Notes tendered to us if there is a "fundamental change" or pay the interest make-whole payment that may be due in cash in connection with certain conversions of the Notes under the Indenture governing the Notes;

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

As of December 31, 2013, we have issued and outstanding convertible notes in the aggregate principal amount of $49.5 million, bearing an interest rate of 7.5% per annum. Servicing our indebtedness will require the dedication of a portion of our expected cash flow from operations, thereby reducing the amount of our cash flow available for other purposes. In addition, our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness, including the Notes, depends on our future performance, which is subject to economic, financial, competitive, regulatory and other factors beyond our control. Historically, our business has generated losses and we expect to continue to incur significant and increasing operating losses for the foreseeable future. Accordingly, the cash flow from operations in the future may be insufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. If we raise additional debt, it could increase our interest expense, leverage and operating financial costs. In addition, the terms of the Indenture governing the Notes and the agreements governing our future indebtedness may restrict us from adopting any of these alternatives. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations. Our lack of cash resources or failure to generate sufficient cash flow or to affect any of these alternatives could significantly adversely affect our ability to pay amounts due under the Notes.

The Indenture governing the Notes contains restrictions that will limit our operating flexibility, and we may incur additional debt in the future that may include similar or additional restrictions.

The Indenture governing the Notes contains covenants that, among other things, restrict our and our existing and future subsidiaries' ability to take specific actions, even if we believe them to be in our best interest. These covenants include restrictions on our ability to:

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

If a holder elects to convert some or all of their Notes on or after November 1, 2013, if, for at least 20 trading days (whether or not consecutive) during the 30 consecutive trading day period ending within five trading days prior to a conversion date the last reported sale price of our common stock exceeds the applicable conversion price on each such trading day, we will pay such holder an interest make-whole payment in cash or common stock for the Notes being converted. We have the option to issue our common stock to any converting holder in lieu of making the interest make-whole payment in cash. If we elect to issue our common stock for such payment, then the stock will be valued at 95% of the simple average of the daily volume-weighted average price, or VWAP, of our common stock for the 10 trading days ending on and including the trading day immediately preceding the conversion date. Agreements governing our existing or future indebtedness may prohibit us from making cash payments in respect of the interest make-whole amount upon a conversion. Notwithstanding the foregoing, in no event will the shares we deliver in connection with a conversion, including those delivered in connection with the interest make-whole amount and repayment of principal, exceed 221.7294 shares per $1,000 principal amount of Notes, subject to adjustment or , in aggregate, 19.96 million shares. If, pursuant to our election to deliver common stock in connection with the payment of the interest make-whole amount, we would be required to deliver a number of shares of common stock in excess of such threshold, we will deliver cash in lieu of any shares otherwise deliverable upon conversions in excess thereof (based on the simple average of the daily VWAP for the 10 trading days ending on and including the trading day immediately preceding the conversion date).

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

Sales of our common stock, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock which would impair our ability to raise future capital through the sale of additional equity securities. We have outstanding 39,983,437 shares of common stock as of December 31, 2013, of which approximately 18,319,322 shares are restricted securities that may be sold only in accordance with the resale restrictions under Rule 144 of the Securities Act of 1933, as amended. In addition, as of December 31, 2013, we had outstanding options to purchase 1,463,043 shares of common stock and warrants to purchase 42,083 shares of common stock that, if exercised, will result in these additional shares becoming available for sale. A large portion of these shares and options are held by a small number of persons and investment funds. Moreover, certain holders of shares of common stock will have rights, subject to some conditions, that require us to file registration statements covering the shares they currently hold, or to include these shares in registration statements that we may file for ourselves or other stockholders.

We have also registered all common stock subject to options outstanding or reserved for issuance under our 2005 Stock Plan, 2012 Equity Incentive Plan and 2012 Employee Stock Purchase Plan. An aggregate of 1,380,543 and 131,903 shares of our common stock are reserved for future issuance under the 2012 Equity Incentive Plan and the 2012 Employee Stock Purchase Plan, respectively. These shares may now be freely sold in the public market upon issuance. As of December 31, 2013, there are 9,342,471 shares of our common stock reserved for issuance under our Convertible Note that matures in May, 2019. If a large number of these shares are sold in the public market, the sales could reduce the trading price of our common stock.

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

The trading market for our common stock will depend in part on the research and reports that securities or industry analysts publish about us, our business, our market or our competitors. We currently have very limited research coverage by securities and industry analysts. If securities or industry analysts presently covering our business do not continue such coverage or if additional securities or industry analysts do not commence coverage of our Company, the trading price for our stock could be negatively impacted. In the event we obtain securities or industry analyst coverage, if one or more of the analysts who covers us downgrades our stock, our stock price would likely decline. If one or more of these analysts ceases to cover us or fails to regularly publish reports on us, interest in our stock could decrease, which could cause our stock price or trading volume to decline.

The concentration of our capital stock ownership with our directors and their affiliated entities and our executive officers will limit your ability to influence certain corporate matters.

Our directors and their affiliated entities, and our executive officers beneficially own, in the aggregate, approximately 30.3% of our outstanding common stock. As a result, these stockholders are collectively able to significantly influence or control all matters requiring approval of our stockholders, including the election of directors and approval of significant corporate transactions such as mergers, consolidations or the sale of all or substantially all of our assets. The concentration of ownership may delay, prevent or deter a change in control of our Company even when such a change may be in the best interests of some stockholders, impede a merger, consolidation, takeover or other business combination involving us, or could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our Company or our assets and might adversely affect the prevailing market price of our common stock.

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

There was no public market for our common stock prior to the closing of our initial public offering in May 2012. We cannot predict the extent to which investor interest in our common stock will allow us to maintain an active trading market on The NASDAQ Global Market or otherwise or how liquid that market might become. If an active public market is not sustained, it may be difficult for you to sell your shares of common stock at a price that is attractive to you, or at all. Further, an inactive market may also impair our ability to raise capital by selling shares of our common stock and may impair our ability to enter into strategic partnerships or acquire companies or products, product candidates or technologies by using our shares of common stock as consideration.

To the extent outstanding stock options or warrants are exercised, there will be dilution to new investors.

As of December 31, 2013, we had options to purchase 1,463,043 shares of common stock outstanding, with exercise prices ranging from $0.40 to $12.92 per share and a weighted average exercise price of $7.27 per share. Upon the vesting of each of these options, the holder may exercise his or her options, which would result in dilution to investors. You will also experience dilution if we issue additional shares of common stock under the warrants that we issued to our lenders. As of December 31, 2013, the lender warrants to purchase 18,750 shares of common stock at an exercise price of $4.00 per share and 23,333 shares of common stock at an exercise price of $5.00 per share remain outstanding.

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

  •
  filing of ANDAs by generic companies seeking approval to market generic versions of our products;

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

  •
  fluctuations in stock market prices for the U.S. stock market;

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

We may conduct future offerings of our common stock, preferred stock or other securities convertible into our common stock to fund acquisitions, finance operations or for other purposes. In addition, as of December 31, 2013, we had outstanding 39,983,437 shares of common stock, of which approximately 18,319,322 shares are restricted securities that may be sold only in accordance with the resale restrictions under Rule 144 of the Securities Act. Also, as of December 31, 2013, we had outstanding options to purchase 1,463,043 shares of common stock and warrants to purchase 42,083 shares of common stock that, if exercised, would result in these additional shares becoming available for sale. A large portion of these shares, options and warrants are held by a small number of persons and investment funds. Moreover, certain holders of shares of common stock have rights, subject to some conditions, that require us to file registration statements covering the shares they currently hold, or to include these shares in registration statements that we may file for ourselves or other stockholders. We have also registered all common stock subject to options outstanding or reserved for issuance under our 2005 Stock Plan, 2012 Equity Incentive Plan and 2012 Employee Stock Purchase Plan. An aggregate of 1,380,543 and 131,903 shares of our common stock are reserved for future issuance under the 2012 Equity Incentive Plan and the 2012 Employee Stock Purchase Plan, respectively. In addition, as of December 31, 2013, 9,342,471 shares of our common stock are presently reserved for future issuance upon conversion of the Notes. These shares will be eligible for resale in the public market upon issuance.

The number of shares of our common stock that may be issued upon conversion of the Notes may have an adverse effect on our stock price.

The holders of the $49.5 million of Notes have the right to convert the Notes into an aggregate of 9,342,471 shares of our common at any time. In addition, in certain instances we may issue additional shares of our common stock to holders who convert their Notes in order to satisfy our obligation to pay an interest make-whole payment to these note holders or who convert their Notes in connection with a transaction that constitutes a "make-whole fundamental change" under the Indenture governing the Notes. The possibility that we may issue a substantial number of shares of common stock to the holders of Notes in connection with conversions and thus substantially increase the number of issued shares of our common stock outstanding may have an adverse effect on our stock price for as long as the Notes remain outstanding.

ITEM 2.    PROPERTIES.

Our principal executive offices are located at 1550 East Gude Drive, Rockville, Maryland 20850, where we occupy approximately 44,500 square feet of laboratory and office space. Our lease term expires in April 30, 2018 with an option for a five-year extension. In January 2013, we signed a lease for approximately 11,900 square feet of office space in an adjacent building to our existing office space located at 1500 East Gude Drive, Rockville, MD 20850 with a co-terminus lease term date of April 30, 2018. We believe that these facilities are sufficient for our present and contemplated operations.

ITEM 3.    LEGAL PROCEEDINGS.

From time to time and in the ordinary course of business, we are subject to various claims, charges and litigation. We may be required to file infringement claims against third parties for the infringement of our patents. The Company received a Paragraph IV Notice Letter against our Oxtellar XR Orange Book patents from generic drug maker Watson Laboratories, Inc.—Florida ("WLF") on June 26, 2013. On August 7, 2013 the Company filed a lawsuit against Actavis, Inc., WLF, Actavis Pharma, Inc., Watson Laboratories, Inc., and Anda, Inc. (collectively "Watson") alleging infringement of two patents that are listed in the FDA's Orange Book covering its antiepileptic drug Oxtellar XR. Supernus's United States Patent Nos. 7,722,898 and 7,910,131 ("the patents-in-suit") generally cover once-a-day oxcarbazepine formulations and methods of treating seizures using those formulations. Both patents do not expire until April 13, 2027.

The Complaint—filed in the U.S. District Court for the District of New Jersey—alleges that Watson infringed Supernus's Oxtellar XR patents by submitting to the Food and Drug Administration ("FDA") an Abbreviated New Drug Application ("ANDA") seeking to market a generic version of Oxtellar XR prior to the expiration of Supernus's patents. Filing its Complaint within 45 days of receiving Watson's Paragraph IV certification notice entitles Supernus to an automatic stay preventing the FDA from approving Watson's ANDA for 30 months. On September 25, 2013, Watson answered, denying the substantive allegations of the Complaint. One defendant, Watson Laboratories, Inc.—Florida, asserted Counterclaims, seeking declaratory judgments of non-infringement and invalidity of the patents-in-suit. On October 30, 2013 the Company filed its Reply, denying the substantive allegations of the Counterclaims. The case has been assigned to Renee M. Bumb, U.S.D.J. and Joel Schneider, U.S.M.J. The case is in its early stages and discovery is proceeding.

ITEM 4.    MINE SAFETY DISCLOSURES.

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

	High	Low
2013
First Quarter	$8.08	$4.90
Second Quarter	$7.20	$4.45
Third Quarter	$8.40	$6.10
Fourth Quarter	$9.05	$5.84
2012
Second Quarter (from May 1, 2012)	$15.20	$4.30
Third Quarter	$16.68	$8.70
Fourth Quarter	$14.98	$6.75

On December 31, 2013, the closing price of our common stock on The NASDAQ Global Market was $7.54 per share. As of December 31, 2013, we had 34 holders of record of our common stock. The actual number of common stockholders is greater than the number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

ITEM 6.    SELECTED FINANCIAL DATA.

The following table sets forth selected consolidated financial data that is qualified in its entirety by and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and notes thereto appearing elsewhere in this Annual Report Form 10-K. The consolidated financial data as of December 31, 2013 and 2012 and for the fiscal years ended December 31, 2013, 2012 and 2011 are derived from our audited consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of future operating results. You should read this selected consolidated financial data in conjunction with the sections entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and related notes, all included elsewhere in this Annual Report on Form 10-K.

 Supernus Pharmaceuticals, Inc.

Consolidated Statements of Operations

(in thousands, except share and per share data)

	Year Ended December 31,
	2013	2012	2011
Revenue
Net product sales	$11,552	$—	$—
Licensing revenue	467	1,480	803

Total revenue	12,019	1,480	803

Costs and expenses
Cost of product sales	1,104	—	—
Research and development	17,245	23,517	30,627
Selling, general and administrative	55,590	20,132	7,928

Total costs and expenses	73,939	43,649	38,555

Operating loss	(61,920)	(42,169)	(37,752)

Other income (expense)
Interest income	299	120	31
Interest expense	(7,849)	(3,575)	(1,866)
Changes in fair value of derivative liabilities	(13,354)	(710)	(85)
Loss on extinguishment of debt	(9,550)	—	—
Other income	101	50	202

Total other expense	(30,353)	(4,115)	(1,718)

Loss from continuing operations before income tax benefit	(92,273)	(46,284)	(39,470)
Income tax benefit	—	—	16,245

Loss from continuing operations	(92,273)	(46,284)	(23,225)

Discontinued operations:
Income from discontinued operations, net of tax	—	—	2,188
Gain on disposal of discontinued operations, net of tax	—	—	74,852

Income from discontinued operations	—	—	77,040

Net (loss) income	(92,273)	(46,284)	53,815
Cumulative dividends on Series A convertible preferred stock	—	(1,143)	(3,430)

Net (loss) income attributable to common stockholders	$(92,273)	$(47,427)	$50,385

Net (loss) income per common share:
Basic and diluted
Continuing operations	$(2.90)	$(2.72)	$(16.60)
Discontinued operations	—	—	47.99

Net (loss) income	$(2.90)	$(2.72)	$31.39

Weighted-average number of common shares:
Basic and diluted	31,848,299	17,440,910	1,605,324

	Year Ended December 31,
	2013	2012
	(in thousands)
Consolidated Balance Sheet Data:
Unrestricted cash and cash equivalents and marketable securities	$82,191	$88,508
Long term investments	8,756	—
Working capital	70,761	68,479
Total assets	110,995	93,989
Convertible notes, net of discount	34,393	—
Secured notes payable, including current portion	—	22,897
Accumulated deficit	(178,528)	(86,255)
Total stockholders' equity	33,464	57,570

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

In addition, we are developing multiple product candidates in psychiatry to address the large market opportunity in the treatment of attention deficit hyperactivity disorder, or ADHD, including impulsive aggression in patients with ADHD.

Marketed Products.    Oxtellar XR and Trokendi XR are the first and only once-daily extended release oxcarbazepine and topiramate products, respectively, indicated for epilepsy in the U.S. market. The products are differentiated compared to the immediate release products by offering convenient once-daily dosing and unique pharmacokinetic profiles that can be very important for patients with epilepsy. A once-daily dosing regimen has been shown to improve compliance allowing patients to benefit from their medications, and the unique smooth and steady pharmacokinetic profiles avoid the blood level fluctuations that are typically associated with immediate release products and their side effects. To date, we have received positive feedback from patients and physicians regarding the benefits of and clinical outcomes they are experiencing with our products. We expect to experience continued increases in the number of prescriptions filled for each Oxtellar XR and Trokendi XR throughout 2014.

We have our own specialty sales force promoting both products in the U.S. market. As of December 31, 2013, this sales force consisted of more than 110 sales representatives. We anticipate that we will continue to grow this sales force to more than 150 sales representatives by mid-2014. We have incurred significant losses from operations in 2013 as part of our investment in and commitment to successful product launches for Oxtellar XR and Trokendi XR and expect to continue to experience losses from operations in 2014.

We believe believes that our cash, cash equivalents, unrestricted marketable securities and long term investments are sufficient to finance the Company through the end of 2014, by which time we expect to be cash flow break even.

As reported in Part I, Item 3 Legal Proceedings of this Annual Report on Form 10-K, in response to a Paragraph IV Notice Letter on June 26, 2013 against our Oxtellar XR Orange Book patents from generic drug makers Watson Laboratories, Inc.—Florida ("WLF"), on August 7, 2013, the Company filed a lawsuit against Actavis, Inc., WLF, Actavis Pharma, Inc., Watson Laboratories, Inc., and Anda, Inc. (collectively "Watson") alleging infringement of two patents that are listed in the FDA's Orange Book covering its antiepileptic drug Oxtellar XR. Supernus's United States Patent Nos. 7,722,898 and 7,910,131 ("the patents-in-suit") generally cover once-a-day oxcarbazepine formulations and methods of treating seizures using those formulations. Both patents do not expire until April 13, 2027. Although this case is in its early stages, we believe that we will be successful in the defense of our patents. However, in the event that we are not successful in upholding each of these patents, our future revenue from Oxtellar XR may be adversely affected, which could increase our expected net losses.

Product Candidates.    In addition to our marketed products, we continue to develop our product candidates SPN-810 and SPN-812. We are developing SPN-810 (molindone hydrochloride) as a treatment for impulsive aggression in patients with ADHD. We completed a Phase IIb trial in 2012 demonstrating both safety and efficacy. As a result of a September 2013 scientific meeting with the FDA, we are now designing a Phase III protocol which will undergo a Special Protocol Assessment. We expect patient dosing to commence during 2015.

We are developing SPN-812 as a non-stimulant treatment for ADHD. SPN-812 completed a Phase IIa proof of concept trial in 2011, demonstrating efficacy versus placebo and we have completed the development of several extended release formulations that will be tested in a future Phase IIb trial. We held a pre-IND (investigational new drug application) meeting with the FDA for the extended release program in June 2013. We expect to conduct a multi-dose steady state pharmacokinetic study in the first half of 2014 to select the final product formulation for a Phase IIb trial.

We expect to incur significant research and development expenses related to the continued development of each of our product candidates.

Critical Accounting Policies and the Use of Estimates

The significant accounting policies and basis of presentation for our consolidated financial statements are described in Note 2 "Summary of Significant Accounting Policies". The preparation of our financial statements in accordance with U.S. generally accepted accounting principles, or GAAP, requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses and the disclosure of contingent assets and liabilities in our financial statements. Actual results could differ from those estimates.

We believe the following accounting policies and estimates to be critical:

Inventories

We carry inventories at the lower of cost or market using the first-in, first-out method. Inventory values include materials, labor, and other direct and indirect overhead. Inventory is evaluated for impairment through consideration of factors such as net realizable value, obsolescence and expiry. Our inventories have values that do not exceed either replacement cost or net realizable value. We believe Oxtellar XR and Trokendi XR have limited risk of obsolescence or expiry based on current demand and the market research we used to project future demand and product dating.

We capitalize inventories produced in preparation for commercial launches when it becomes probable the related product candidates will receive regulatory approval and the related costs will be recoverable through the commercial sale of the product. Prior to capitalization, the costs of manufacturing drug product are recognized as research and development expense in the period the cost is incurred. Such costs incurred after capitalization are included in inventory and eventually cost of product sales. Accordingly, we began to capitalize inventories for Trokendi XR following the June 25, 2012 tentative approval from the FDA and for Oxtellar XR following the October 19, 2012 final approval from the FDA.

Revenue Recognition and Deferred Revenue

At the present time, the Company records Trokendi XR shipments to wholesalers as deferred revenue, i.e., sales price net of known sales deductions (e.g. prompt pay discounts and other similar charges).

However, because Trokendi XR was launched in the second half of 2013, we lack the experiential data which would allow us to estimate all remaining sales rebates, allowances and returns. Accordingly, we must wait until these data become available to the Company. Because this occurs approximately eight weeks after the close of the quarter, the Company currently delays recognition of revenue on Trokendi XR until the subsequent fiscal quarter. We expect to continue to report revenue based on Trokendi XR prescriptions filled at the pharmacy level on a quarter lag basis until sufficient experience with rebates, allowances and net sales deductions is assembled to allow reporting of revenue based on shipments to wholesalers (i.e. contemporaneous basis). We expect that this will occur no earlier than the second quarter of 2014. We expect to recognize higher levels of revenue during the quarter when sales are first reported based on shipments to wholesalers.

The Company recognized revenue for Oxtellar XR in the fourth quarter of 2013 based on shipment to distributors as we have sufficient historical experience to estimate sales deductions, allowances and returns. All balances previously included in deferred revenue and deferred product costs associated with the sales of Oxtellar XR to wholesalers have been recognized in net product sales on the Statement of Operations for the year ended December 31, 2013. This includes all amounts related to prescriptions filled at the pharmacy level during the third and fourth quarters of 2013 for Oxtellar XR, as well as product in the wholesale distribution pipeline as of December 31, 2013.

For a complete description of the Trokendi XR and Oxtellar XR gross revenue and gross to net adjustments see Part II, Item 8, Financial Statements and Supplemental Data, Note 2, Revenue Recognition.

Cost of Product Sales

The cost of product sales consist primarily of materials, third-party manufacturing costs, freight and distribution costs, allocation of labor, quality control and assurance, and other overhead costs associated with the sales of Oxtellar XR based on product shipped to distributors through December 31, 2013 and sales of Trokendi XR based on prescriptions filled at the pharmacy level during the third quarter of 2013.

Research and Development Expenses

Research and development expenditures are expensed as incurred. Research and development costs primarily consist of employee-related expenses, including salaries and benefits; expenses incurred under agreements with contract research organizations, investigative sites, and consultants that conduct the Company's clinical trials; the cost of acquiring and manufacturing clinical trial materials; the cost of manufacturing materials used in process validation, to the extent that those materials are manufactured prior to receiving regulatory approval for those products and are not expected to be sold commercially, facilities costs that do not have an alternative future use; related depreciation and other allocated expenses; license fees for and milestone payments related to in-licensed products and technologies; share-based compensation expense; and costs associated with non-clinical activities and regulatory approvals.

Share-Based Compensation

Employee share-based compensation is measured based on the estimated fair value on the grant date. The grant date fair value of options granted is calculated using the Black-Scholes option-pricing model, which requires the use of subjective assumptions including volatility, expected term, risk-free rate, and the fair value of the underlying common stock. The Company has awarded non-vested stock that vests based on service conditions. The Company recognizes expense using the straight-line method less estimated forfeitures.

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

Results of Operations

Comparison of the Year Ended December 31, 2013 and December 31, 2012

	Year Ended December 31,
			Increase/ (decrease)
	2013	2012
	(in thousands)
Revenues:
Net product sales	$11,552	$—	11,552
Licensing revenue	467	1,480	(1,013)

Total revenues	12,019	1,480

Costs and expenses
Cost of product sales	1,104	—	1,104
Research and development	17,245	23,517	(6,272)
Selling, general and administrative	55,590	20,132	35,458

Total costs and expenses	73,939	43,649

Operating loss	(61,920)	(42,169)
Interest income and other income (expense), net	400	170	230
Interest expense	(7,849)	(3,575)	(4,274)
Changes in fair value of derivative liabilities	(13,354)	(710)	(12,644)
Loss on extinguishment of debt	(9,550)	—	(9,550)

Total other expenses	(30,353)	(4,115)

Net loss	$(92,273)	$(46,284)

Revenues.    Our net product sales of $11.6 million for the year ended December 31, 2013 are based on $11.0 million of revenue from shipments of Oxtellar XR to distributors in 2013, less estimates for discounts, rebates, other sales deductions and returns, and $0.6 million of revenue on Trokendi XR prescriptions filled at the pharmacy level during the third quarter of 2013, net of sales deductions.

According to information as reported by IMS—National Prescription Audit, or IMS—NPA, a total of 21,105 prescriptions for Oxtellar XR were written in the period from February 4, 2013 to December 31, 2013 following the commercial launch of Oxtellar XR. We expect the number of prescriptions filled for Oxtellar XR to continue to increase throughout 2014.

We have not yet recognized revenues related to the Trokendi XR prescriptions which were filled during the fourth quarter of 2013, which totaled 11,244 as reported by IMS-NPA. We expect to continue to report revenue based on Trokendi XR prescriptions filled at the pharmacy level on a quarter lag basis until sufficient experience net sales deductions, including rebates, allowances and net sales deductions is assembled to allow reporting of revenue based on shipments to wholesalers (i.e. contemporaneous basis). We expect that this will occur no earlier than the second quarter of 2014. We expect to recognize higher levels of revenue during the quarter when sales are first reported based on shipments to wholesalers. We expect the number of prescriptions filled for Trokendi XR to continue to increase throughout 2014.

Licensing revenue decreased by $1.0 million due to receipt of milestone payment in 2012 related to the approval of Oxtellar XR.

Research and Development Expense.    Research and development expenses during 2013 were $17.2 million as compared to $23.5 million in 2012, a decrease of $6.3 million or 26.7%. In 2013, our research and development expense was primarily focused on preparation for future clinical trials for the product candidates, SPN-810 and SPN-812. During the year ended December 31, 2012, research and development expense included outside services spending on contract research organizations, or CROs, related to ongoing clinical trials. Mainly due to the completion of the Company's Phase IIb study for SPN-810 in 1012, and because no new trials were commenced in 2013, research and development expenses in 2012 exceeded 2013 research and development expenses.

Selling, General and Administrative Expenses.    Our selling, general and administrative expenses were $55.6 million in 2013 as compared to $20.1 million in 2012, an increase of $35.5 million or 176.1%. This increase was mainly due to hiring and training our sales force which consisted of approximately 110 sales representatives as of December 31, 2013, and an $8.8 million increase in advertising expenses focused on creating promotional and marketing related programs in support of the launch and commercialization activities for Oxtellar XR and Trokendi XR in 2013. We anticipate that these expenses will continue to increase in 2014 as we increase our sales force to more than 150 sales representatives.

Interest Expense.    Interest expense was $7.8 million in 2013 as compared to $3.5 million in 2012. The increase of $4.3 million was primarily due to the interest relating to the $90.0 million of Convertible Debt which was issued in May 2013.

Changes in fair value of derivative liability.    We recognized a non-cash charge of $13.4 million associated with the interest make-whole derivative liability related to our Convertible Debt during 2013, primarily due to the passage of time as our stock price remains above the $5.30 conversion price.

Loss on extinguishment of debt.    In 2013, we recognized a non-cash charge of $8.4 million related to the conversion of $40.5 million of our Convertible Debt. In addition, we recognized $1.2 million of loss related to the prepayment and settlement fees of our secured credit facility in May 2013.

Net Loss.    We incurred a net loss of $92.2 million in 2013 as compared to net loss of $46.2 million in 2012, an increase of $46.0 million or 99.3%. This increase was primarily due to the hiring of our sales force as well as an increase in marketing costs associated with the launch and commercialization activities for Oxtellar XR and Trokendi XR. In addition, increased interest expense and the change in fair value of our derivative liabilities and loss on extinguishment of debt contributed to a year to year increase in net loss.

Comparison of the Year Ended December 31, 2012 and December 31, 2011

	Year Ended December 31,
			Increase/ (decrease)
	2012	2011
	(in thousands)
Revenues:
Development and milestone revenues	$1,480	$803	677

Total revenues	1,480	803

Operating Expenses:
Research and development	23,517	30,627	(7,110)
Selling, general and administrative	20,132	7,928	12,204

Total operating expenses	43,649	38,555

Operating loss from continuing operations	(42,169)	(37,752)
Interest income and other income (expense), net	(540)	148	(688)
Interest expense	(3,575)	(1,866)	(1,709)

Total other expenses	(4,115)	(1,718)
Loss from continuing operations before income taxes	(46,284)	(39,470)
Income tax benefit	—	16,245	(16,245)

Loss from continuing operations	(46,284)	(23,225)

Discontinued operations:
Income from discontinued operations, net of tax	—	2,188	(2,188)
Gain on disposal of discontinued operations, net of tax	—	74,852	(74,852)

Income from discontinued operations	—	77,040

Net (loss) income	$(46,284)	$53,815

Revenues.    Our revenues were approximately $1.5 million for the year ended December 31, 2012 compared to $0.8 million for the same period in 2011, representing an increase of $0.7 million. This increase is primarily attributable to one-time milestone payments of $1.1 million as well as the recognition of previously deferred up-front license payments of $0.4 million received under our license agreements with Stendhal in 2012.

Research and Development Expense.    Our research and development expenses were $23.5 million for the year ended December 31, 2012, compared to $30.6 million for the same period in 2011, a decrease of $7.1 million or 23%. This decrease was primarily attributable to a decrease in clinical trial costs for Oxtellar XR of approximately $6.5 million and approximately $2.2 million for Trokendi XR, offset by increases in manufacturing and validation costs and general expenses.

Selling, General and Administrative Expense.    Our selling, general and administrative expenses were $20.1 million for the year ended December 31, 2012 compared to $7.9 million for the same period in 2011, representing an increase of approximately $12.2 million or approximately 154%. This increase is mainly due to an increase in sales and marketing costs, associated with preparing for commercial launches of Oxtellar XR, which occurred in February 2013, and Trokendi XR, which occurred in August 2013, respectively.

Interest Income and Other Income (Expense), Net.    Interest income and other income (expense), net was an expense of approximately $0.5 million for the year ended December 31, 2012 compared to income of approximately $0.1 million for the same period in 2011, representing a change of $0.7 million. The change is primarily the result of the change in fair value in 2012 of the derivative warrant liability associated with our venture debt.

Interest Expense.    Interest expense was approximately $3.6 million for the year ended December 31, 2012, compared to $1.9 million for the same period in 2011. This increase is primarily due to the drawdown of the second $15.0 million tranche under our secured credit facility in December 2011, resulting in this additional amount of indebtedness being outstanding and accruing interest throughout 2012.

Loss from continuing operations.    Loss from continuing operations was $46.3 million for the year ended December 31, 2012, compared to a loss of $39.5 million for the same period in 2011. This increase is primarily due to increased interest expense and sales and marketing costs, offset by decreased clinical trial costs.

Income from discontinued operations.    Income from discontinued operations (i.e., TCD Royalty Sub) was $77.0 million for the year ended December 31, 2011. There were no activities related to discontinued operations in 2012.

Liquidity and Capital Resources

Our working capital at December 31, 2013 was $70.8 million, an increase of $2.3 million compared to our working capital of $68.5 million at December 31, 2012. This increase was attributable to the closing of our $90.0 million offering of Convertible Senior Secured Notes on May 3, 2013, as well as cash received for product shipments of Oxtellar XR and Trokendi XR to wholesalers and specialty distributors ($17.3 million), offset by cash used to fund our continued loss from operations of $61.9 million.

We expect to continue to incur significant sales and marketing expenses related to the commercial support of Oxtellar XR and Trokendi XR. In addition, we expect to incur substantial expenses related to our research and development efforts, primarily related to development of SPN-810 and SPN-812 as we continue to advance these clinical programs.

In addition to revenues, we have historically financed our business through the sale of our debt and equity securities. On May 3, 2013, we issued $90.0 million aggregate principal amount of 7.50% Convertible Senior Secured Notes due 2019, or the Notes, to qualified institutional buyers, the initial purchasers of the Notes or the Initial Purchasers. We issued the Notes under an Indenture, dated May 3, 2013, or the Indenture, that we entered into with U.S. Bank National Association, as Trustee and Collateral Agent.

Aggregate offering expenses in connection with the transaction were approximately $3.5 million, resulting in net proceeds of approximately $86.5 million. We used approximately $19.6 million of these net proceeds to repay in full our borrowings under and terminate our then existing secured credit facility. The remainder of the net proceeds was used to fund the commercialization of our approved products, Oxtellar XR and Trokendi XR, as well as to continue development of our product candidates and for other general corporate purposes, which may include research and development expenses, capital expenditures, working capital and general administrative expenses. We believe that the net proceeds of this offering, along with our current working capital, will be sufficient to finance the Company through the end of 2014, by which time we project to be cash flow break even.

The Notes provide for 7.50% interest per annum on the principal amount of the Notes, payable semi-annually in arrears on May 1 and November 1 of each year, beginning on November 1, 2013. Interest will accrue on the Notes from and including May 3, 2013, and the Notes will mature on May 1, 2019, unless earlier converted, redeemed or repurchased by the Company. The Notes are secured by a first-priority lien, other than customary permitted liens, on substantially all of our and our domestic subsidiaries' assets, whether now owned or hereafter acquired. For a full description of the Notes and the Indenture, see Note 8 to the Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

As of December 31, 2013, holders of the Notes have converted a total of approximately $40.5 million of the Notes. Through December 31, 2013, we issued a total of approximately 7.6 million shares of common stock in conversion of the principal amount of the Notes and issued an additional 1.3 million shares of common stock and paid approximately $1.7 million cash in settlement of the interest make-whole provision related to the converted Notes.

During the period from January 1, 2014 to March 14, 2014 holders of the Notes converted approximately $9.5 million of the Notes and we issued a total of approximately 1.8 million shares of common stock in conversion of the principal amount of the Notes and accrued interest thereon, and issued an additional 0.3 million shares of common stock in settlement of the interest make-whole provision related to the converted Notes.

Cash Flows

The following table sets forth the major sources and uses of cash for the periods set forth below, in thousands:

	Year Ended December 31,
			Increase (decrease)
	2013	2012
	(unaudited)
Net cash (used in) provided by:
Operating activities	$(57,949)	$(47,199)	(10,750)
Investing activities	$(12,112)	$(48,959)	36,847
Financing Activities	$62,739	$87,916	(25,177)

Net decrease in cash and cash equivalents	$(7,322)	$(8,242)

Operating Activities

Net cash used in operating activities is comprised of two components; cash related operating loss and cash used/provided by changes in working capital. Results for the years ended December 31, 2013 and December 31, 2012 are summarized below, in thousands:

	Twelve Months Ended December 31,
			Increase (decrease)
	2013	2012
Cash Related Loss	$63,624	$43,987	(19,637)
Cash Used In/Provided by Changes in Working Capital	(5,675)	3,212	8,887

Net Cash Used in Operating Activities	$57,949	$47,199	(10,750)

The year over year increase in cash related loss is predominantly driven by increased sales and marketing expenditures associated with the commercial launches of Oxtellar XR and Trokendi XR in 2013.

The increase (decrease) in changes in certain operating assets and liabilities are, in thousands:

	Twelve Months Ended December 31,
	2013	2012	Explanation of Change
Increase in accounts receivable	$(5,043)	$(11)	Shipment of Trokendi XR and Oxtellar XR to wholesalers.
Increase in inventory	(6,000)	(1,152)	Build up of inventory to cover increased sales of Trokendi XR and Oxtellar XR.
Increase in accounts payable and accrued expenses	8,492	(1,098)	Increases in sales force and marketing/promotional activities.
Increase in deferred revenue	8,686	120	Product sales for Trokendi XR (net of sales deductions) and licensing agreements.
Other	(460)	(1,071)

	$5,675	$(3,212)

Investing Activities

Our investing activities are principally driven by cash provided by our financing activities. We invest excess cash in accordance with our investment policy. Marketable securities consist of investments which generally mature in fifteen months or less including U.S. Treasury and various government agency debt securities, as well as investment grade securities in industrial and financial institutions. Fluctuations in investing activities between periods relate exclusively to the timing of marketable security purchases and the related maturities of these securities.

Net cash used in investing activities for the year ended December 31, 2013 consisted of $12.1 million related to the increase in marketable securities holdings by $9.8 million, property and equipment purchases of $1.6 million and patent defense costs of $0.7 million. Cash used in investing activities in 2012 of $49.0 million related to the increase in marketable securities of $48.2 million and property and equipment purchases of $0.8 million.

Financing Activities

Net cash provided by financing activities for the year ended December 31, 2013 were $62.7 million primarily the result of $86.5 million of net proceeds from the issuance of the Notes, offset by $24.3 million for the repayment of outstanding secured notes payable. In 2012, we received net proceeds of $94.2 million from the sale of our common stock, including the initial public offering in May 2012 and the follow on equity offering in December 2012 which was offset by $6.8 million used for repayment of the secured notes.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations and commitments as of December 31, 2013 (except as noted below), in thousands:

Contractual Obligations	Less than 1 Year	1 - 3 Years	3 - 5 Years	Greater than 5 Years	Total
	($ in thousands)
Convertible Senior Secured Notes	$—	$—	$—	$49,508	$49,508
Interest on Convertible Notes	3,713	7,426	7,426	1,238	19,803
Operating leases(1)	1,120	2,309	1,590	—	5,019
Purchase obligations(2)	3,028	—	—	—	3,028

Total(3)	$7,861	$9,735	$9,016	$50,746	$77,358

(1)
Our commitments for operating leases relate to our lease of office equipment and office and laboratory space as of December 31, 2013.

(2)
Relates primarily to agreements and purchase orders with contractors for the conduct of clinical trials and other research and development and sales and marketing activities.

(3)
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

We have obtained exclusive licenses from third parties for proprietary rights to support the product candidates in our psychiatry portfolio. Under license agreements with Afecta Pharmaceuticals, Inc., or Afecta, we have an exclusive option to evaluate Afecta's CNS pipeline and to obtain exclusive worldwide rights to selected product candidates, including an exclusive license to SPN-810. We do not owe any future milestone payments for SPN-810. We will be obligated to pay royalties to Afecta based on net sales worldwide of our product candidates in the low-single digits. We have also entered into a purchase and sale agreement with Rune, where we obtained the exclusive worldwide rights to a product concept from Rune Healthcare Limited, or Rune. There are no future milestone payments owing to Rune under this agreement. If we receive approval to market and sell any products based on the Rune product concept for SPN-809, we will be obligated to pay royalties to Rune based on net sales worldwide in the low single digits.

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

Recent Accounting Pronouncements

In April 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, which amended interim and annual reporting requirements about accumulated other comprehensive income (AOCI). In interim periods, companies are required to report information about reclassifications out of AOCI and changes in AOCI balances. The provision of ASU 2013-02 became effective for the first quarter of 2013. The adoption of ASU 2013-02 did not have a material effect on the Company's consolidated results of operations, financial position or liquidity.

In July 2013, the FASB issued ASU No. 2013-11, which amended ASC Topic 740 regarding presentation of an unrecognized tax benefit when a net operating loss, or NOL, carryforward, a similar tax loss, or a tax credit carryforward exists. The amendments in ASU No. 2013-11 require an entity to present an unrecognized tax benefit as a reduction of a deferred tax asset for an NOL carryforward, or similar tax loss or tax credit carryforward, rather than as a liability when (1) the uncertain tax position would reduce the NOL or other carryforward under the tax law of the applicable jurisdiction and (2) the entity intends to use the deferred tax asset for that purpose. The ASU does not require new recurring disclosures. This amendment is effective prospectively for fiscal years beginning after December 15, 2013. The Company does not believe this amendment will have a material impact on its financial statements.

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

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The primary objective of our investment activities is to preserve our capital to fund operations. We also seek to maximize income from our investments without assuming significant risk. Our exposure to market risk is confined to our cash, cash equivalents, marketable securities and long-term investments. As of December 31, 2013, we had unrestricted cash, cash equivalents, marketable securities and long-term investments of $90.9 million. We do not engage in any hedging activities against changes in interest rates. Because of the short-term maturities of our cash, cash equivalents and marketable securities and because we hold these securities to maturity, we do not believe that an increase in market rates would have any significant impact on the realized value of our investments. We do not have any currency or other derivative financial instruments other than the outstanding warrants to purchase common stock and the interest make-whole payment associated with our Notes.

We contract with contract research organizations and investigational sites globally. We may be subject to fluctuations in foreign currency rates in connection with these agreements, primarily with respect to Euro denominated contracts. We do not hedge our foreign currency exchange rate risk. A hypothetical 10% appreciation in Euro exchange rates against the U.S. dollar from prevailing market rates would have increased our net loss by approximately $52,000 for the year ended December 31, 2013. Conversely, a hypothetical 10% depreciation in Euro exchange rates against the U.S. dollar from prevailing market rates would have decreased our net loss by approximately $52,000 for the year ended December 31, 2013. We do not believe that inflation and changing prices over the years ended December 31, 2013, 2012 and 2011 had a significant impact on our consolidated results of operations.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Supernus Pharmaceuticals, Inc.
Consolidated Financial Statements
Years ended December 31, 2013, 2012 and 2011

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Supernus Pharmaceuticals, Inc.

We have audited the accompanying consolidated balance sheets of Supernus Pharmaceuticals, Inc. as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Supernus Pharmaceuticals, Inc. at December 31, 2013 and 2012, and the consolidated results of its operations and their cash flows for the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

McLean, Virginia
March 21, 2014

Supernus Pharmaceuticals, Inc.

Consolidated Balance Sheets

(in thousands, except share amounts)

	December 31,
	2013	2012
Assets
Current assets:
Cash and cash equivalents	$32,980	$40,302
Marketable securities	49,211	48,206
Accounts receivable, net	5,054	11
Interest receivable	483	664
Inventories	7,152	1,152
Prepaid expenses and other current assets	2,052	983
Deferred financing costs, current	229	144

Total current assets	97,161	91,462
Property and equipment, net	2,554	1,421
Intangible assets, net	1,158	683
Long term investments	8,756	—
Other non-current assets	361	334
Deferred financing costs, long-term	1,005	89

Total assets	$110,995	$93,989

Liabilities and stockholders' equity
Current liabilities:
Accounts payable and accrued expenses	$18,314	$10,666
Deferred product revenue, net	7,882	—
Deferred licensing revenue	204	508
Secured notes payable, net of discount	—	11,809

Total current liabilities	26,400	22,983
Deferred licensing revenue, net of current portion	1,417	309
Convertible notes, net of discount	34,393	—
Secured notes payable, net of current portion and discount	—	11,088
Other non-current liabilities	2,677	1,788
Derivative liabilities	12,644	251

Total liabilities	77,531	36,419
Stockholders' equity:
Common stock, $0.001 par value, 130,000,000 shares authorized at December 31, 2013 and 2012; 39,983,437 and 30,621,869 shares issued and outstanding at December 31, 2013 and 2012, respectively	40	31
Additional paid-in capital	211,952	143,851
Accumulated other comprehensive loss	—	(57)
Accumulated deficit	(178,528)	(86,255)

Total stockholders' equity	33,464	57,570

Total liabilities and stockholders' equity	$110,995	$93,989

See accompanying notes.

Supernus Pharmaceuticals, Inc.

Consolidated Statements of Operations

(in thousands, except share and per share data)

	Year Ended December 31,
	2013	2012	2011
Revenue
Net product sales	$11,552	$—	$—
Licensing revenue	467	1,480	803

Total revenue	12,019	1,480	803

Costs and expenses
Cost of product sales	1,104	—	—
Research and development	17,245	23,517	30,627
Selling, general and administrative	55,590	20,132	7,928

Total costs and expenses	73,939	43,649	38,555

Operating loss	(61,920)	(42,169)	(37,752)

Other income (expense)
Interest income	299	120	31
Interest expense	(7,849)	(3,575)	(1,866)
Changes in fair value of derivative liabilities	(13,354)	(710)	(85)
Loss on extinguishment of debt	(9,550)	—	—
Other income	101	50	202

Total other expense	(30,353)	(4,115)	(1,718)

Loss from continuing operations before income tax benefit	(92,273)	(46,284)	(39,470)
Income tax benefit	—	—	16,245

Loss from continuing operations	(92,273)	(46,284)	(23,225)

Discontinued operations:
Income from discontinued operations, net of tax	—	—	2,188
Gain on disposal of discontinued operations, net of tax	—	—	74,852

Income from discontinued operations	—	—	77,040

Net (loss) income	(92,273)	(46,284)	53,815
Cumulative dividends on Series A convertible preferred stock	—	(1,143)	(3,430)

Net (loss) income attributable to common stockholders	$(92,273)	$(47,427)	$50,385

Net (loss) income per common share:
Basic and diluted
Continuing operations	$(2.90)	$(2.72)	$(16.60)
Discontinued operations	—	—	47.99

Net (loss) income	$(2.90)	$(2.72)	$31.39

Weighted-average number of common shares:
Basic and diluted	31,848,299	17,440,910	1,605,324

See accompanying notes.

Supernus Pharmaceuticals, Inc.

Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

	Year Ended December 31,
	2013	2012	2011
Net (loss) income	$(92,273)	$(46,284)	$53,815
Other comprehensive (loss) income:
Unrealized net (loss) gain on marketable securities	57	(58)	1

Other comprehensive (loss) income	57	(58)	1

Comprehensive (loss) income	$(92,216)	$(46,342)	$53,816

See accompanying notes.

Supernus Pharmaceuticals, Inc.

Consolidated Statements of Changes in Stockholder's Equity

(in thousands, except share data)

	Series A Convertible Preferred Stock
			Common Stock			Accumulated Other Comprehensive Income (Loss)
					Additional Paid-in Capital		Accumulated Deficit	Total Stockholders' Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance, December 31, 2010	49,000,000	$49	1,592,762	$2	$49,415	$—	$(93,786)	$(44,320)
Exercise of stock options	—	—	69,559	—	29	—	—	29
Share-based compensation	—	—	—	—	(82)	—	—	(82)
Net income	—	—	—	—	—	—	53,815	53,815
Other comprehensive income (loss)	—	—	—	—	—	1	—	1

Balance, December 31, 2011	49,000,000	49	1,662,321	2	49,362	1	(39,971)	9,443
Share-based compensation	—	—	—	—	443	—	—	443
Issuance of employee stock purchase plan shares	—	—	36,727	—	223	—	—	223
Exercise of stock options	—	—	159,264	—	265	—	—	265
Warrant exercise	—	—	64,309	—	1,156	—	—	1,156
Issuance of common stock, net of underwriters' discount and offering costs	—	—	16,449,250	17	92,365	—	—	92,382
Conversion of preferred stock to common stock	(49,000,000)	(49)	12,249,998	12	37	—	—	—
Net loss	—	—	—	—	—	—	(46,284)	(46,284)
Other comprehensive income (loss)	—	—	—	—	—	(58)	—	(58)

Balance, December, 31, 2012	—	—	30,621,869	31	143,851	(57)	(86,255)	57,570
Exercise of over allotment from secondary offering	—	—	239,432	—	1,791	—	—	1,791
Share-based compensation	—	—	—	—	1,913	—	—	1,913
Issuance of employee stock purchase plan shares	—	—	81,370	—	444	—	—	444
Exercise of stock options	—	—	62,513	—	78	—	—	78
Equity conversion feature on issuance of convertible notes, less issuance costs of $869	—	—	—	—	21,467	—	—	21,467
Equity issued on conversion of convertible notes	—	—	8,978,253	9	42,408	—	—	42,417
Net loss	—	—	—	—	—	—	(92,273)	(92,273)
Other comprehensive income (loss)	—	—	—	—	—	57	—	57

Balance, December, 31, 2013	—	$—	39,983,437	$40	$211,952	$—	$(178,528)	$33,464

See accompanying notes.

Supernus Pharmaceuticals, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2013	2012	2011
Cash flows from operating activities
Net (loss) income	$(92,273)	$(46,284)	$53,815
Income from discontinued operations	—	—	(77,040)

Loss from continuing operations	(92,273)	(46,284)	(23,225)
Adjustments to reconcile (loss) income from continuing operations to net cash used in operating activities:
Loss on extinguishment of debt	9,550	—	—
Gain on sale of property and equipment	—	—	(25)
Change in fair value of derivative liability	13,354	710	85
Unrealized gain (loss) on marketable securities	57	(57)	1
Depreciation and amortization	742	871	879
Income tax benefit	—	—	(16,245)
Amortization of deferred financing costs and debt discount	3,033	330	218
Share-based compensation expense	1,913	443	(82)
Changes in operating assets and liabilities:
Accounts receivable	(5,043)	(11)	44
Interest receivable	181	(664)	114
Inventory	(6,000)	(1,152)	—
Prepaid expenses and other assets	(1,070)	(516)	(247)
Accounts payable and accrued expenses	8,492	(1,098)	(959)
Deferred product revenue, net	7,883	—	—
Deferred licensing revenue	803	120	697
Other non-current liabilities	429	109	539

Net cash used in operating activities from continuing operations	(57,949)	(47,199)	(38,206)
Net cash provided by operating activities from discontinued operations	—	—	2,021

Net cash used in operating activities	(57,949)	(47,199)	(36,185)

Cash flows from investing activities
Purchases of marketable securities	(85,567)	(97,674)	(17,890)
Sales and maturities of marketable securities	75,806	49,468	26,870
Purchases of property and equipment, net	(1,646)	(753)	(685)
Capitalized patent defense costs	(705)	—	—

Net cash (used in) provided by investing activities from continuing operations	(12,112)	(48,959)	8,295
Net cash provided by disposal/sale of discontinued operations	—	—	25,607

Net cash (used in) provided by investing activities	(12,112)	(48,959)	33,902

Cash flows from financing activities
Proceeds from issuance of common stock	2,437	100,735	29
Proceeds from issuance of secured notes payable	—	—	30,000
Proceeds from convertible debt issuance	90,000	—	—
Repayment of secured notes payable	(24,344)	(6,775)	—
Cash settlement of debt to equity conversion	(1,727)	—	—
Financing costs and underwriters discounts	(3,627)	(6,044)	(975)

Net cash provided by financing activities from continuing operations	62,739	87,916	29,054
Net cash used in financing activities from discontinued operations	—	—	(1,967)

Net cash provided by financing activities	62,739	87,916	27,087

Net change in cash and cash equivalents	(7,322)	(8,242)	24,804
Cash and cash equivalents at beginning of year	40,302	48,544	23,740

Cash and cash equivalents at end of year	$32,980	$40,302	$48,544

Supplemental cash flow information:
Cash paid for interest—Continuing operations	$4,313	$2,938	$1,412
Noncash financial activity:
Conversion of convertible notes	$42,417	$—	$—
Conversion of preferred stock	$—	$49	$—
Issuance of warrants	$—	$—	$612
Exercise of warrants	$—	$1,156	$—

See accompanying notes.

Supernus Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements

Years ended December 31, 2013, 2012 and 2011

1. Organization and Nature of Operations

Supernus Pharmaceuticals, Inc. (the Company) was incorporated in Delaware on March 30, 2005, and commenced operations on December 22, 2005. The Company is a specialty pharmaceutical company focused on developing and commercializing products for the treatment of central nervous system diseases, including neurological and psychiatric disorders. The Company markets two epilepsy products, Oxtellar XR and Trokendi XR, and has several proprietary product candidates in clinical development that address the attention deficit hyperactivity disorder market.

The Company commenced the commercialization of Oxtellar XR and Trokendi XR in 2013. Oxtellar XR received final approval from the Food and Drug Administration (FDA) on October 19, 2012 and the Company launched this product on February 4, 2013. The Company received final approval from the FDA for Trokendi XR on August 16, 2013 and the Company launched this product on August 26, 2013.

2. Summary of Significant Accounting Policies

Basis of Presentation

The Company's consolidated financial statements include the accounts of Supernus Pharmaceuticals, Inc. and Supernus Europe Ltd., These are collectively referred to herein as "Supernus" or "the Company." All significant intercompany transactions and balances have been eliminated in consolidation. The Company's consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (U.S. GAAP).

The Company, which is primarily located in the United States, operates in one business segment.

The assets and liabilities related to TCD Royalty Sub LLC (TCD) have identifiable cash flows that are largely independent of the cash flows of other groups of assets and liabilities, and the Company does not have significant continuing involvement with the related products. Accordingly, the results of operations, related to TCD are presented as discontinued operations until its disposition on December 14, 2011.

Use of Estimates

The preparation of the financial statements in accordance with U.S. GAAP requires the Company to make estimates and judgments in certain circumstances that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. In preparing these consolidated financial statements, management has made its best estimates and judgments of certain amounts included in the financial statements, giving due consideration to materiality. On an ongoing basis, the Company evaluates its estimates, including those related to revenue recognition, fair value of financial assets and liabilities, common stock options and warrants, income taxes, preclinical study and clinical trial accruals, and other contingencies. Management bases its estimates on historical experience or on various other assumptions, including information received from its service providers and independent valuation consultants, which it believes to be reasonable under the circumstances. Actual results could differ from these estimates.

Supernus Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2013, 2012 and 2011

2. Summary of Significant Accounting Policies (Continued)

Cash and Cash Equivalents

The Company considers all investments in highly liquid financial instruments with an original maturity of three months or less to be cash equivalents.

Marketable Securities

Marketable securities may consist of investments in U.S. Treasuries, various U.S. governmental agency debt securities, corporate bonds and other fixed income securities. Management classifies the Company's investments as available-for-sale. Such securities are carried at estimated fair value, with any unrealized holding gains or losses reported, net of any tax effects reported, as accumulated other comprehensive income, which is a separate component of stockholders' equity. Realized gains and losses, and declines in value judged to be other-than-temporary, if any, are included in consolidated results of operations. A decline in the market value of any available-for-sale security below cost that is deemed to be other-than-temporary results in a reduction in fair value, which is charged to earnings in that period, and a new cost basis for the security is established. Dividend and interest income is recognized as interest income when earned. The cost of securities sold is calculated using the specific identification method. The Company places all investments with highly rated government or private sector or industrial financial institutions whose debt is rated as investment grade.

The Company established the Supernus Supplemental Executive Retirement Plan (SERP) for the sole purpose of receiving funds for two executives from a previous SERP and providing a continuing deferral program under the Supernus SERP. As of December 31, 2013 and December 31, 2012, the estimated fair value of the mutual fund investment securities within the SERP was approximately $305,000 and $279,000 respectively. The fair value of these assets is included within other non-current assets on the consolidated balance sheets. A corresponding noncurrent liability is also included in the consolidated balance sheets to reflect the Company's obligation for the SERP. The Company has not made, and has no plans to make, contributions to the SERP. The securities are restricted in nature and can only be used for purposes of paying benefits under the SERP.

Accounts Receivable, net

Accounts receivable are reported in the consolidated balance sheets at outstanding amounts, less an allowance for doubtful accounts if necessary and net of prompt pay discounts. The Company extends credit without requiring collateral. The Company writes off uncollectible receivables when the likelihood of collection is remote. The Company evaluates the collectability of accounts receivable on a regular basis. An allowance for uncollectible receivables is based upon various factors including the financial condition and payment history of customers, an overall review of collections experience on other accounts, and economic factors or events expected to affect future collections experience. No accounts have been written off in 2013 and 2012. No allowance for uncollectible receivables is recorded at December 31, 2013 or December 31, 2012. The Company has an allowance of $0.1 million for expected prompt-pay discounts as of December 31, 2013 and no allowance at December 31, 2012. The following table includes those customers that represent more than 10% total revenue:

Customer A	34%
Customer B	34%
Customer C	26%

Supernus Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2013, 2012 and 2011

2. Summary of Significant Accounting Policies (Continued)

Three customers each having a balance of more than 10% of the accounts receivable balance on the consolidated balance sheet as of December 31, 2013 represent an aggregate of 96.4% of accounts receivable.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents, accounts receivable and marketable securities. The counterparties are various corporations and financial institutions of high credit standing.

Substantially all of the Company's cash and cash equivalents are maintained with well known, U.S. and non U.S. financial institutions, government agencies, and corporations. Deposits held with banks may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand and, therefore, management believes they bear minimal risk.

Inventory

Inventories, which are recorded at the lower of cost or market, include materials, labor, and other direct and indirect costs and are valued using the first-in, first-out method. The Company capitalizes inventories produced in preparation for commercial launches when it becomes probable that the related product candidates will receive regulatory approval and that the related costs will be recoverable through the commercial sale of the product. In the case of Oxtellar XR, manufacturing costs have been capitalized since October 2012, when the Company received tentative approval from the FDA for the commercialization of Oxtellar XR. In the case of Trokendi XR, manufacturing costs have been capitalized since June 2012, when the Company received tentative approval from the FDA for the commercialization of Trokendi XR.

Inventory is evaluated for impairment through consideration of factors such as the net realizable value, lower of cost or market, obsolescence, and expiry. Inventories do not have carrying values that exceed either cost or net realizable value. The company had no inventory reserve at December 31, 2013 and December 31, 2012.

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

Computer equipment	3 years
Software	3 years
Lab equipment and furniture	5 - 10 years
Leasehold improvements	Shorter of lease term or useful life

Supernus Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2013, 2012 and 2011

2. Summary of Significant Accounting Policies (Continued)

Intangible Assets

Intangible assets consist primarily of purchased patents. Patents are carried at cost less accumulated amortization, which is calculated on a straight-line basis over the estimated useful lives of the patents, generally estimated to be ten years. The carrying value of the patents is assessed for impairment annually during the fourth quarter of each year, or more frequently if impairment indicators exist. There were no indicators of impairment identified at December 31, 2013 or 2012.

Impairment of Long-Lived Assets

Long-lived assets consist primarily of purchased patents and property and equipment. The Company assesses the recoverability of its long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If indications of impairment exist, projected future undiscounted cash flows associated with the asset are compared to the carrying amount to determine whether the asset's value is recoverable. Evaluating for impairment requires judgment, including the estimation of future cash flows, future growth rates and profitability and the expected life over which cash flows will occur. Changes in the Company's business strategy or adverse changes in market conditions could impact impairment analyses and require the recognition of an impairment charge equal to the excess of the carrying value of the long-lived assets over its estimated fair value. For the years ended December 31, 2013 and 2012, the Company determined that there was no impairment of the Company's long-lived assets.

Deferred Financing Costs

Deferred financing costs consist of financing costs incurred by the Company in connection with the closing of the Company's 7.50% Convertible Senior Secured Notes and Secured Notes Payable (see Note 8). The Company amortizes deferred financing costs over the term of the related debt using the effective interest method. Upon extinguishment of debt the related deferred financing costs are written off.

Preclinical Study and Clinical Trial Accruals and Deferred Advance Payments

The Company estimates preclinical study and clinical trial expenses based on the services performed pursuant to contracts with research institutions, investigators, and clinical research organizations that conduct these activities on our behalf. In recording service fees, the Company estimates the time period over which the related services will be performed and compares the level of effort expended through the end of each period to the cumulative expenses recorded and payments made for such services and, as appropriate, accrues additional service fees or defers any non-refundable advance payments until the related services are performed. If the actual timing of the performance of services or the level of effort varies from the estimate, the Company will adjust its accrual or deferred advance payment accordingly. If the Company later determines that it no longer expects the services associated with a nonrefundable advance payment to be rendered, the advance payment will be charged to expense in the period that such determination is made.

Supernus Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2013, 2012 and 2011

2. Summary of Significant Accounting Policies (Continued)

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

Revenue Recognition on Product Sales

Revenue from product sales are recognized when persuasive evidence of an arrangement exists, delivery has occurred and title of the product and associated risk of loss has passed to the customer, the price is fixed or determinable, collection from the customer has been reasonably assured and all performance obligations have been met and returns and allowances can be reasonably estimated. Product sales are recorded net of estimated rebates, chargebacks, discounts, co-pay assistance and other deductions (collectively, "sales deductions") as well as estimated product returns.

Oxtellar XR Gross Revenue

The Company launched Oxtellar XR on February 4, 2013. During the fourth quarter of 2013, we began to recognize revenue for Oxtellar XR contemporaneously upon shipment of finished product to wholesalers less allowances for estimated net sales deductions (defined below).

Trokendi XR Gross Revenue

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

The Company launched Trokendi XR on August 26, 2013. Through December 31, 2013 the Company recorded shipments to wholesalers as deferred revenue i.e., sales price net of known sales deductions (e.g. prompt pay discounts and other similar charges defined below). We lack the experiential data which would allow us to estimate all remaining sales rebates, allowances and returns. Accordingly, we must wait until these data become available to the Company.

Rather than recognize revenue upon shipments to wholesalers, the Company currently recognizes Trokendi XR revenue upon filling prescriptions at pharmacies because prescriptions filled at the pharmacy level have no remaining right of return. However, because we are still compiling historical

Supernus Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2013, 2012 and 2011

2. Summary of Significant Accounting Policies (Continued)

data related to our experience with other sales deductions, we cannot reasonably estimate all other sales rebates and allowances, but rather must wait until this data becomes available to the Company. Because this occurs approximately eight weeks after the close of the quarter, the Company currently delays recognition of revenue until the subsequent fiscal quarter.

The Company believes the compilation of sufficient product specific historical data to reasonably estimate returns, rebates, and allowances for Trokendi XR may be available by the second quarter of 2014, at which time the Company may record revenue based on shipments to wholesalers rather than on prescriptions filled at the pharmacy level.

With respect to prescriptions which were filled in the third quarter, data on rebates and allowances were generally received by the end of November. As a result of the time lag between the end of the quarter and receipt of these data, the Company could not determine net revenue in a timeframe which would allow reporting third quarter net revenue in the Form 10-Q filed for the quarter ended September 30, 2013. Consequently, revenue generated from prescriptions filled at the pharmacy level in the third quarter are being reported in the Company's fourth quarter financial results. We expect to continue to report revenue based on prescriptions filled at the pharmacy level until sufficient experience with rebates and allowances is assembled to allow reporting of revenue based on shipments to wholesalers.

Net Sales Deductions

Allowances for estimated sales deductions are provided for the following:

  •
  Rebates.  Allowances for rebates include mandated discounts under the Medicaid Drug Rebate Program, the Medicare coverage gap program, as well as negotiated discounts with commercial health-care providers. Rebates are amounts owed after the final dispensing of products to a benefit plan participant and are based upon contractual agreements or legal requirements with the public sector (e.g. Medicaid) and with private sector benefit providers. The allowance for rebates is based on statutory and contractual discount rates and expected claimed rebates paid based on a plan provider's utilization. Our estimates for expected claimed rebates are based in part on third party market research. Rebates are generally invoiced and paid quarterly in arrears so that the accrual balance consists of an estimate of the amount expected to be incurred for the current quarter's activity, plus an accrual balance for known prior quarters' unpaid rebates. If actual future rebates vary from estimates, we may need to adjust prior period accruals, which would affect revenue in the period of adjustment.

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

  •
  Distributor/Wholesaler deductions and discounts.  U.S. specialty distributors and wholesalers are offered various forms of consideration including allowances, service fees and prompt payment

Supernus Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2013, 2012 and 2011

2. Summary of Significant Accounting Policies (Continued)

    discounts as consideration for distributing our products. Distributor allowances and service fees arise from contractual agreements with distributors and are generally a percentage of the purchase price paid by the distributors and wholesalers. Wholesale customers are offered a prompt pay discount for payment within a specified period.

  •
  Co-pay assistance.  Patients who pay in cash or have commercial insurance and meet certain eligibility requirements may receive co-pay assistance from the Company. The intent of this program is to reduce the patient's out of pocket costs. Liabilities for co-pay assistance will be based on actual program participation and estimates of program redemption using data provided by third-party administrators.

  •
  Returns.  Sales of our products are not subject to a general right of return; however, the Company will accept product that is damaged or defective when shipped directly from our warehouse or for expired product up to 12 months subsequent to its expiry date. Product that has been used to fill patient prescriptions is no longer subject to any right of return.

Revenue recognition of License Revenue

Multiple Element Arrangements

For arrangements entered into with multiple elements, such as collaboration agreements, the Company evaluates whether the components of each arrangement are separate elements based on certain criteria. Accordingly, revenues from such agreements are recognized based on the performance requirements of the agreements. The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the fee is fixed and determinable, and collection is reasonably assured.

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

Supernus Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2013, 2012 and 2011

2. Summary of Significant Accounting Policies (Continued)

License and Collaboration Agreements

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

Milestone Payments

Milestone payments on licensing agreements are recognized as revenue when the collaborative partner acknowledges completion of the milestone and substantive effort was necessary to achieve the milestone. Management may recognize revenue contingent upon the achievement of a milestone in its entirety in the period in which the milestone is achieved only if the milestone meets all the criteria to be considered substantive. Substantive milestone payments are recognized upon achievement of the milestone only if all of the following conditions are met:

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

The Company recorded no milestone revenues during the year ended December, 31, 2013 and $1.1 million of milestone revenue during the year ended December 31, 2012, respectively.

Cost of Product Sales

The cost of product sales consist primarily of materials, third-party manufacturing costs, freight and distribution costs, allocation of labor, quality control and assurance, and other overhead costs associated with the sales of Oxtellar XR based on product shipped to distributors through December 31, 2013 and sales of Trokendi XR based on prescriptions filled at the pharmacy level during the third quarter of 2013.

Research and Development Costs

Research and development expenditures are expensed as incurred. Research and development costs primarily consist of employee-related expenses, including salaries and benefits; expenses incurred under

Supernus Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2013, 2012 and 2011

2. Summary of Significant Accounting Policies (Continued)

agreements with contract research organizations, investigative sites, and consultants that conduct the Company's clinical trials; the cost of acquiring and manufacturing clinical trial materials; the cost of manufacturing materials used in process validation, to the extent that those materials are manufactured prior to receiving regulatory approval for those products and are not expected to be sold commercially, facilities costs that do not have an alternative future use; related depreciation and other allocated expenses; license fees for and milestone payments related to in-licensed products and technologies; share-based compensation expense; and costs associated with non-clinical activities and regulatory approvals.

Advertising Expense

The Company records the cost of its advertising efforts when services are performed or goods are delivered. The Company incurred approximately $14.6 million and $5.8 million in advertising costs for the year ended December 31, 2013 and 2012, respectively.

Share-Based Compensation

Employee share-based compensation is measured based on the estimated fair value on the grant date. The grant date fair value is calculated using the Black-Scholes option-pricing model, which requires the use of subjective assumptions including volatility, expected term, risk-free rate, and the fair value of the underlying common stock. The Company has awarded non-vested stock that vest based on service conditions. The Company recognizes expense using the straight-line method less estimated forfeitures.

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

Warrant Liability

In January 2011, the Company entered into a secured credit facility pursuant to a loan and security agreement with certain lenders, which was subsequently amended in December 2011, providing for term loans of up to an aggregate of $30.0 million. In connection with the drawdown of $15.0 million under the secured credit facility on January 26, 2011, the Company issued to its lenders warrants to purchase an aggregate of 375,000 shares of the Company's Series A Preferred Stock at an exercise price of $1.00 per share. The warrants became exercisable immediately and expire on January 26, 2021. Upon completion of the Company's IPO on May 1, 2012, the lender warrants converted into warrants to purchase 93,750 shares of Common Stock at an exercise price of $4.00 per share. These warrants are recorded as a derivative liability and, as such, the Company reflects the warrant liability at fair value in the consolidated balance sheets. The fair value of this derivative liability is re-measured at the end of every reporting period and the change in fair value is reported in the consolidated statements of operations as other income (expense). On October 5, 2012, a holder exercised warrants to purchase an aggregate of 75,000 shares of common stock via a cashless net share settlement election in accordance with the terms of the agreement, pursuant to which we issued the warrant holder 49,137 shares of common stock. As of December 31, 2013 and December 31, 2012, the fair value of the outstanding warrants was estimated to be approximately $119,000 and $114,000, respectively. The change in fair

Supernus Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2013, 2012 and 2011

2. Summary of Significant Accounting Policies (Continued)

value of approximately $5,000 and $506,000 has been recorded in other income (expense) in the Company's consolidated statements of operations for the year ended December 31, 2013 and 2012, respectively.

In connection with the drawdown of the second $15.0 million under the secured credit facility on December 30, 2011, the Company issued to its lenders warrants to purchase an aggregate of 200,000 shares of the Company's Series A Preferred Stock at an exercise price of $1.50 per share. The warrants became exercisable immediately and expire on December 30, 2021. Upon completion of the Company's IPO on May 1, 2012, the warrants converted into warrants to purchase 49,999 shares of Common Stock at an exercise price of $5.00 per share. These warrants are recorded as a derivative liability and, as such, the Company reflects the warrant liability at fair value in the consolidated balance sheets. The fair value of this derivative liability is re-measured at the end of every reporting period and the change in fair value is reported in the consolidated statements of operations as other income (expense). On October 5, 2012, a holder exercised warrants to purchase an aggregate of 26,667 shares of common stock via a cashless net share settlement election in accordance with the terms of the agreement, pursuant to which we issued the warrant holder 15,172 shares of common stock. As of December 31, 2013 and 2012, the fair value of the outstanding warrants was estimated to be approximately $153,000 and $138,000, respectively. The change in fair value of approximately $15,000 and $204,000 has been recorded in other income (expense) in the Company's consolidated statements of operations for the year ended December 31, 2013 and 2012, respectively.

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

Recently Issued Accounting Pronouncements

In April 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, which amended interim and annual reporting requirements about accumulated other comprehensive income (AOCI). In interim periods, companies are required to report information about reclassifications out of AOCI and changes in AOCI balances. The provision of ASU 2013-02 became

Supernus Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2013, 2012 and 2011

2. Summary of Significant Accounting Policies (Continued)

effective for the first quarter of 2013. The adoption of ASU 2013-02 did not have a material effect on the Company's consolidated results of operations, financial position or liquidity.

In July 2013, the FASB issued ASU No. 2013-11, which amended ASC Topic 740 regarding presentation of an unrecognized tax benefit when a net operating loss (NOL) carryforward, a similar tax loss, or a tax credit carryforward exists. The amendments in ASU No. 2013-11 require an entity to present an unrecognized tax benefit as a reduction of a deferred tax asset for an NOL carryforward, or similar tax loss or tax credit carryforward, rather than as a liability when (1) the uncertain tax position would reduce the NOL or other carryforward under the tax law of the applicable jurisdiction and (2) the entity intends to use the deferred tax asset for that purpose. The ASU does not require new recurring disclosures. This amendment is effective prospectively for fiscal years beginning after December 15, 2013. The Company does not believe this amendment will have a material impact on its financial statements.

3. Fair Value of Financial Instruments

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

Years ended December 31, 2013, 2012 and 2011

3. Fair Value of Financial Instruments (Continued)

In accordance with the fair value hierarchy described above, the following tables show the fair value of the Company's financial assets and liabilities that are required to be measured at fair value, in thousands:

	Fair Value Measurements at December 31, 2013
	Total Carrying Value at December 31, 2013	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$32,980	$32,980	$—	$—
Marketable securities	49,211	—	49,211	—
Long term investments	8,756	—	8,756	—
Marketable securities—restricted (SERP)	305	—	305	—

Total assets at fair value	$91,252	$32,980	$58,272	$—

Liabilities:

Derivative liabilities	$12,644	$—	$—	$12,644

	Fair Value Measurements at December 31, 2012
	Total Carrying Value at December 31, 2012	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$40,302	$31,561	$8,741	$—
Marketable securities	48,206	—	48,206	—
Marketable securities—restricted (SERP)	279	—	279	—

Total assets at fair value	$88,787	$31,561	$57,226	$—

Liabilities:

Derivative liabilities	$251	$—	$—	$251

The fair value of the restricted marketable securities is included within other non-current assets in the consolidated balance sheets.

The Company's Level 1 assets include money market funds and U.S. Treasury and government agency debt securities with quoted prices in active markets.

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

Supernus Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2013, 2012 and 2011

3. Fair Value of Financial Instruments (Continued)

Level 3 liabilities include the fair market value of the interest make-whole liability associated with the 7.50% Convertible Senior Secured Notes due in 2019 and the outstanding warrants to purchase Common Stock, which are both recorded as derivative liabilities.

The fair value of the common stock warrant liability was calculated using a Monte-Carlo simulation on a Black-Scholes model with the following assumptions as of December 31, 2013:

Exercise Price	$4.00 - $5.00 per share
Volatility	70%
Stock Price as of December 31, 2013	$7.54 per share
Term	7.1 - 8.0 years
Dividend Yield	0.0%
Risk-Free Rate	2.55% - 2.75%

The fair value of the interest make-whole liability of the Notes was calculated using a binomial-lattice model with the following key assumptions as of December 31, 2013:

Volatility	45%
Stock Price as of December 31, 2013	$7.54 per share
Credit Spread	1200 bps
Term	3.3 years
Dividend Yield	0.0%

Significant changes to these assumptions would result in increases/decreases to the fair value of the derivative liabilities.

Changes in the fair value of the warrants and the interest make-whole liability are recognized as a component of Other Income (Expense) in the Consolidated Statements of Operations. The following table presents information about the Company's Level 3 liabilities as of December 31, 2012 and December 31, 2013 that are included in the Non-Current Liabilities section of the Consolidated Balance Sheets, in thousands:

Year Ended December 31, 2012 and 2013
Balance at December 31, 2011	$697
Exercise of warrants	(1,156)
Changes in fair value of warrants included in earnings	710

Balance at December 31, 2012	251

Initial value of interest make-whole payment associated with the convertible notes	9,270
Changes in fair value of derivative liabilities included in earnings	13,354
Reduction due to conversion of debt to equity	(10,231)

Balance at December 31, 2013	$12,644

Supernus Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2013, 2012 and 2011

3. Fair Value of Financial Instruments (Continued)

The carrying value and estimated fair value of the convertible notes was approximately $34.4 million and $79.8 million, respectively, as of December 31, 2013. The fair value was estimated based on actual trade information as well as quoted prices provided by bond traders, which would be characterized within Level 2 of the fair value measurement table.

The carrying amounts of other financial instruments, including accounts receivable, accounts payable and accrued expenses approximate fair value due to their short-term maturities.

Unrestricted marketable securities held by the Company were as follows, in thousands:

At December 31, 2013:

Available for Sale	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate debt securities	$57,967	$33	$(33)	$57,967

At December 31, 2012:

Available for Sale	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate debt securities	$48,259	$1	$(54)	$48,206

The contractual maturities of the unrestricted marketable securities held by the Company were as follows, in thousands:

December 31, 2013
Less Than 1 Year	$49,211
1 - 5 years	8,756
Greater Than 5 Years	—

Total	$57,967

The Company has not experienced any other-than-temporary losses on its marketable securities and restricted marketable securities. The cost of securities sold is calculated using the specific identification method.

Supernus Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2013, 2012 and 2011

4. Inventories

Inventories consist of the following, in thousands:

	December 31, 2013	December 31, 2012
Raw materials	$3,897	$1,152
Work in process	1,347	—
Finished goods	1,908	—

Total	$7,152	$1,152

5. Property and Equipment

Property and equipment consist of the following, in thousands:

	December 31, 2013	December 31, 2012
Computer equipment	$798	$615
Software	209	209
Lab equipment and furniture	4,809	3,896
Leasehold improvements	2,329	1,779

	8,145	6,499
Less accumulated depreciation and amortization	(5,591)	(5,078)

	$2,554	$1,421

Depreciation expense on property and equipment was approximately $512,000, $642,000 and $650,000 for years ended December 31, 2013, 2012 and 2011 respectively.

6. Intangible Assets

The Company purchased certain patents from Shire Laboratories, Inc. in connection with a 2005 purchase agreement, which is being amortized over the weighted average life of the patents purchased in that transaction. Patent defense costs have been incurred in connection with a Complaint filed against Watson on August 7, 2013 related to patents for Oxtellar XR (see Part I, Item 3, Legal Proceedings). The following sets forth the gross carrying amount and related accumulated amortization of these intangible assets, in thousands:

		December 31, 2013		December 31, 2012
	Weighted- Average Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Purchased patents	10.0	$2,292	$1,838	$2,292	$1,609
Patent defense costs(1)		$704	$—	$—	$—

(1)
Three U.S. patents have been issued covering Oxtellar XR, providing patent protection through 2027. The Company's patent defense costs will be capitalized until the outcome of the Watson

Supernus Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2013, 2012 and 2011

6. Intangible Assets (Continued)

  litigation becomes known. Assuming a successful outcome of that litigation, these costs will commence amortization from that point of time forward.

  Amortization expense was approximately $229,000 for each year. The estimated annual aggregate amortization expense through December 31, 2015 is $229,000. The net book value of intangible assets as of December 31, 2013 and 2012 was approximately $1.2 million and $0.7 million, respectively.

  There were no indicators of impairment identified at December 31, 2013 or 2012.

  7. Accrued Liabilities

  Accrued Liabilities are comprised of the following (and are included within the accounts payable and accrued expenses line item on the consolidated balance sheets), in thousands:

	December 31, 2013	December 31, 2012
Accrued clinical trial and clinical supply costs	$2,253	$3,335
Accrued compensation	5,016	2,492
Accrued rebates and allowances	1,132	—
Accrued product costs	3,274	—
Accrued sales and marketing expenses	1,077	1,315
Accrued interest	619	213
Other accrued liabilities	1,801	505

	$15,172	$7,860

  Accrued clinical trial and clinical supply costs consist primarily of investigator fees, contract research organization services, contract manufacturing, pass-through costs and laboratory costs. Other accrued liabilities consist primarily of professional fees, distribution fees relating to our products, and miscellaneous accrued expenses.

  8. Convertible Senior Secured Notes

  On May 3, 2013, the Company issued $90.0 million aggregate principal amount of 7.50% Convertible Senior Secured Notes due 2019 (the "Notes"). The Company completed this private placement offering in reliance on Section 4(a)(2) under the Securities Act of 1933, as amended (the "Securities Act"). The notes were available for resale in transactions exempt from the registration requirements of the Securities Act to persons reasonably believed by the initial purchasers to be "qualified institutional buyers" as defined in Rule 144A under the Securities Act.

  Aggregate offering expenses in connection with the transaction, including the underwriters' fee of $3.0 million, were approximately $3.5 million, resulting in net proceeds of approximately $86.5 million. The Company used approximately $19.6 million to repay in full its borrowings under and terminate its then existing secured credit facility. The remainder of the net proceeds will be used to fund the commercialization of the Company's approved products, Oxtellar XR and Trokendi XR, as well as to continue development of the Company's pipeline products and for other general corporate purposes,

Supernus Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2013, 2012 and 2011

8. Convertible Senior Secured Notes (Continued)

  which may include research and development expenses, capital expenditures, working capital and general administrative expenses.

  The Company issued the Notes under an Indenture, dated May 3, 2013 (the "Indenture"), between the Company and U.S. Bank National Association, as Trustee and Collateral Agent. The Notes provide for 7.50% interest per annum on the principal amount of the Notes, payable semi-annually in arrears on May 1 and November 1 of each year, beginning on November 1, 2013. Interest will accrue on the Notes from and including May 3, 2013 and the Notes will mature on May 1, 2019, unless earlier converted, redeemed or repurchased by the Company. The Notes are convertible into the Company's common stock ("Common Stock") as described below.

  The Notes are the Company's senior secured obligations and (i) rank senior in right of payment to any of the indebtedness that is expressly subordinated in right of payment to the Notes; (ii) rank effectively senior to any of the unsecured indebtedness to the extent of the value of the collateral securing the Notes; (iii) rank equal in right of payment with all of the Company's indebtedness that is not subordinated to the Notes; and (iv) are structurally subordinated to all indebtedness and liabilities, including trade payables, of the Company's existing and future subsidiaries.

  The Notes are secured by a first-priority lien, other than customary permitted liens, on substantially all of the Company's and its domestic subsidiaries' assets, whether now owned or hereafter acquired, including license agreements, general intangibles, accounts, instruments, investment property, intellectual property and any proceeds of the foregoing pursuant to that certain Security and Pledge Agreement, dated May 3, 2013 (the "Security Agreement"), between the Company and U.S. Bank National Association, as Collateral Agent. The Indenture restricts the ability of the Company and its existing and future subsidiaries to make investments, including transfers of the Company's assets that constitute collateral securing the Notes, in its existing and future foreign subsidiaries. The Company is entitled to the release of property and other assets constituting collateral from the liens securing the Notes and the obligations thereunder (i) to enable the Company to consummate the sale, transfer, license, monetization or other disposition of such property or assets; (ii) with the consent of the holders of at least 66 2/3% of the aggregate principal amount of the Notes then outstanding and affected; or (iii) pursuant to a modification or amendment of the Indenture, the Notes or the Security Agreement.

  If the Company has not received stockholder approval (as defined in the Indenture), a holder of Notes may surrender all or a portion of its Notes for conversion at any time prior to the close of business on the business day immediately preceding the maturity date of the Notes and the Company will deliver for each $1,000 principal amount of converted Notes a number of shares of Common Stock equal to the conversion rate, together with a cash payment in lieu of any fractional shares of Common Stock issuable upon conversion. If the Company obtains stockholder approval, (i) on and after such date of approval and prior to the close of business on the business day immediately preceding November 1, 2018, a holder of Notes may convert all or a portion of its Notes, in principal amounts equal to $1,000 or an integral multiple thereof, only if one or more of the following conditions has been satisfied: (1) if, for at least 20 trading days (whether or not consecutive) during the 30 consecutive trading day period ending within five trading days prior to a conversion date, the last reported sale price of the Company's Common Stock exceeds the conversion price on each such trading day; (2) during the five consecutive business day period immediately following any five consecutive trading day period (the "Measurement Period"), in which, for each trading day of that Measurement Period, the trading price

Supernus Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2013, 2012 and 2011

8. Convertible Senior Secured Notes (Continued)

  (as defined in the Indenture) per $1,000 principal amount of Notes for such trading day was less than 98% of the product of the last reported sale price of the Company's Common Stock on such trading day and the applicable conversion rate on such trading day; (3) upon the occurrence of specified corporate transactions; or (4) if the Company calls the Notes for redemption, at any time prior to the close of business on the business day immediately preceding the redemption date; and (ii) on and after November 1, 2018, a holder of Notes may convert all or a portion of its Notes, in principal amounts equal to $1,000 or an integral multiple thereof, at any time prior to the close of business on the business day immediately preceding the maturity date of the Notes, regardless of the foregoing circumstances. If stockholder approval has been received, the Company will settle conversion of the Notes through payment or delivery, as the case may be of cash, shares of Common Stock or a combination thereof, at its election. The Company has no obligation to seek stockholder approval and, even if it does, it cannot be certain that its stockholders will grant the stockholder approval.

  The conversion rate for the Notes is equal to 188.7059 shares of Common Stock per $1,000 principal amount of notes (which is equivalent to an initial conversion price of approximately $5.30 per share of Common Stock). The conversion rate is subject to adjustment upon the occurrence of certain specified events but will not be adjusted for accrued and unpaid interest. In addition, upon the occurrence of a "make-whole fundamental change" (as defined in the Indenture), the Company will, in certain circumstances, increase the conversion rate by a number of additional shares for a holder that elects to convert its notes in connection with such make-whole fundamental change as described in the Indenture.

  Effective November 1, 2013, if, for at least 20 trading days (whether or not consecutive) during the 30 consecutive trading day period ending within five trading days prior to a conversion date, the last reported sale price of the Company's common stock exceeds the conversion price on each such trading day, the Company became required, in certain circumstances, to make an interest make-whole payment to converting holders equal to the sum of the present value of the remaining scheduled payments of interest that would have been made on the Notes to be converted had such notes remained outstanding until May 1, 2017 computed using a discount rate equal to 2%. The Company may pay an interest make-whole payment either in cash or in Common Stock, at its election. If the Company elects to pay an interest make-whole payment in Common Stock, then the stock will be valued at 95% of the simple average of the daily volume-weighted average price ("VWAP") per share for the 10 trading days ending on and including the trading day immediately preceding the conversion date. Notwithstanding the foregoing, the number of shares the Company may deliver in connection with an interest make-whole payment and repayment of principal will not exceed 221.7294 shares per $1,000 principal amount of Notes, subject to adjustment. If, pursuant to its election to deliver Common Stock in connection with the payment of the interest make-whole amount, the Company would be required to deliver a number of shares of Common Stock in excess of such threshold, the Company would deliver cash in lieu of shares otherwise deliverable upon conversions in excess thereof (based on the simple average of the daily VWAP for the 10 trading days ending on and including the trading day immediately preceding the conversion date).

  Upon (i) the occurrence of a fundamental change (as defined in the Indenture) or (ii) if the Company calls the Notes for redemption as described below (either event, a "make-whole fundamental change") and a holder elects to convert its Notes in connection with such make-whole fundamental change, the

Supernus Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2013, 2012 and 2011

8. Convertible Senior Secured Notes (Continued)

  Company will, in certain circumstances, increase the conversion rate by a number of additional shares (the "Additional Shares") as described below. The Company will notify holders within one business day after the first public announcement by it or a third party of an event or transaction that the Company reasonably determines would, if consummated, constitute a make-whole fundamental change. Upon receiving notice or otherwise becoming aware of a potential make-whole fundamental change described, the Company will use commercially reasonable efforts to announce or cause the announcement of such potential make-whole fundamental change in time to deliver such notice at least 50 scheduled trading days prior to the anticipated effective date for such transaction if stockholder approval has been obtained. The Company will notify the Trustee and holders of the effective date of any make-whole fundamental change no later than one business day after such effective date.

  The number of additional shares by which the Company will increase the conversion rate will be determined based on the date on which the make-whole fundamental change occurs or becomes effective (the "Effective Date") and the price (the "Stock Price") paid (or deemed paid) per share of the Company's Common Stock in the fundamental change. If the holders of the Company's common stock receive only cash in a make-whole fundamental change (i) the Stock Price shall be the cash amount paid per share and (ii) the Company will satisfy its conversion obligation to a holder that converts its Notes any time after such make-whole fundamental change by delivering to such holder, on the third business day immediately following the relevant conversion date, an amount of cash, for each $1,000 principal amount of Notes converted, equal to the product of (x) the conversion rate in effect on the relevant conversion date (as increased by the Additional Shares, if any) and (y) the Stock Price. Otherwise, (i) the Stock Price will equal the average of the last reported sale prices of the Company's Common Stock over the five trading day period ending on, and including, the trading day immediately preceding the Effective Date of the make-whole fundamental change and (ii) the Company will satisfy its conversion obligation to a holder that converts its Notes in connection with such make-whole fundamental change based on the conversion rate as increased by the number of Additional Shares. In connection with a make-whole fundamental change triggered by redemption of the Notes, the Effective Date of such make-whole fundamental change will be the date on which the Company delivers notice of the redemption. Notwithstanding the foregoing, in no event will the conversion rate exceed the maximum conversion rate, which is 221.7294 shares per $1,000 principal amount of Notes, which amount is inclusive of repayment of the principal of the Notes.

  If a fundamental change occurs at any time, holders will have the right, at their option, to require the Company to purchase for cash any or all of the Notes, or any portion of the principal amount thereof, that is equal to $1,000 or an integral multiple of $1,000 in excess thereof, on a date of the Company's choosing that is not less than 20 calendar days nor more than 35 calendar days after the date on which it delivers a fundamental change notice. The price the Company is required to pay for a Note is equal to 100% of the principal amount of such Note plus accrued and unpaid interest, if any, to, but excluding, the fundamental change purchase date. Any Notes purchased by the Company will be paid for in cash.

  The Company may not redeem the Notes prior to May 1, 2017. On or after May 1, 2017, the Company may redeem for cash all, but not less than all, of the Notes if the last reported sale price of the Company's Common Stock equals or exceeds 140% of the applicable conversion price for at least 20 trading days during the 30 consecutive trading day period ending on the trading day immediately prior

Supernus Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2013, 2012 and 2011

8. Convertible Senior Secured Notes (Continued)

  to the date the Company delivers written notice of the redemption. The redemption price will be equal to 100% of the principal amount of the Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. If the Company calls the Notes for redemption, a make-whole fundamental change will be deemed to occur and the Company will, in certain circumstances, increase the conversion rate for holders who convert their notes in connections with such make-whole fundamental change as described in the Indenture.

  The Company incurred approximately $3.5 million of financing costs (including the underwriters' fee) in connection with the issuance of the Notes. Approximately $0.9 million of this amount was allocated to additional paid-in capital and the remaining $2.6 million is recorded as a deferred cost being amortized over the term of the Notes. As of December 31, 2013, approximately $1.2 million remained unamortized, of which $0.2 million is current and $1.0 million is long term.

  The table below summarizes how the issuance of the Notes is reflected in the balance sheet at December 31, 2013, in thousands:

December 31, 2013
Gross proceeds	$90,000
Initial value of interest make-whole derivative reported as debt discount	(9,270)
Conversion option reported as debt discount and APIC	(22,336)
Conversion of debt to equity—principal	(40,492)
Conversion of debt to equity—debt discount	13,833
Amortization of debt discount	2,658

Carrying value	$34,393

  During the period ended December 31, 2013 approximately $40.5 million of the Notes were presented to the Company for conversion. Accordingly, the Company has issued approximately 7.6 million shares of common stock in conversion of the principal amount of the Notes. The Company has issued an additional 1.3 million shares of common stock and paid approximately $1.7 million cash in settlement of the interest make-whole provision related to the converted Notes. As a result of the conversions, the Company incurred an approximately $8.4 million loss on extinguishment of debt during the period ended December 31, 2013.

  Secured Notes Payable

  In January 2011, the Company entered into a secured credit facility pursuant to a loan and security agreement with certain lenders, which was subsequently amended in December 2011, providing for term loans of up to an aggregate of $30.0 million. On January 26, 2011 and December 30, 2011, the Company drew down $15.0 million and $15.0 million, respectively, of term loans under this secured credit facility. The Company used approximately $19.6 million of the Convertible Note proceeds to repay in full its borrowings under and terminate this secured credit facility in May 2013. Upon repayment of the secured notes payable, the Company incurred an approximately $1.2 million loss on extinguishment of debt during the period ended December 31, 2013.

Supernus Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2013, 2012 and 2011

  9. Sale of TCD Royalty Sub Reported as Discontinued Operations

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

The purchase price was determined through a competitive bidding process, involving more than one bidder and multiple rounds of negotiations between each potential buyer and the Company. The Company entered into the purchase transaction with Royalty Opportunities S.àr.l ("ROS") an entity affiliated with OrbiMed Advisors LLC, which offered the highest purchase price.

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

The Company determined it had not retained any interest nor any of the risks and rewards of TCD ownership nor had it guaranteed any payment of principal and interest on the Notes. The Company is serving as an agent for the debt holders in discharging its retained duties. Therefore, pursuant to ASC 810-10, "Consolidation", the Company accounted for the Purchase Transaction as a sale of a subsidiary and is calculating the resulting gain as the aggregate of the fair value of consideration and

Supernus Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2013, 2012 and 2011

9. Sale of TCD Royalty Sub Reported as Discontinued Operations (Continued)

the carrying value of TCD's assets and liabilities, less its fees and expenses. Since the assets and liabilities of TCD had identifiable operations and cash flows that are independent from the Company and the Company does not have a significant continuing involvement with TCD operations, the sale of TCD is reported as discontinued operations in the Company's consolidated statements of operations. Accordingly, the gain on the sale of the subsidiary, as well as any results of operations related to TCD, are presented as discontinued operations in all periods presented in the accompanying financial statements. Should the Company receive the milestone payment or additional consideration, the fair value of amounts received, less any related fees and expenses, will be recorded as "gain on the sale of the subsidiary," a component of discontinued operations.

10. Stockholders' Equity

Upon consummation of the IPO in May 2012, the 49,000,000 outstanding shares of Series A Preferred Stock automatically converted to 12,249,998 shares of Common Stock.

Until the Series A Preferred Stock was converted into shares of common stock, dividends on the Series A Preferred Stock were cumulative and accrued at a rate per annum of $0.07 per share, subject to adjustment for certain dilutive events. The Company was not obligated to pay the dividends unless it declared or paid dividends on any other shares of capital stock or in the event of a liquidation, dissolution or winding up of the Company. No dividends were paid prior to the conversion of the Series A Preferred Stock into Common Stock in connection with the IPO.

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

During the period from November 1, 2013 through December 31, 2013, the Company issued 7,641,060 shares of common stock as a result of the conversion of approximately $40.5 million of Convertible Notes and approximately 1,337,193 shares of common stock in settlement of the interest-make whole associated with those conversions.

Supernus Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2013, 2012 and 2011

11. Share-Based Payments

Stock Option Plans

The Company has adopted the Supernus Pharmaceuticals, Inc. 2012 Equity Incentive Plan (the 2012 Plan), which is stockholder-approved, and provides for the grant of stock options and certain other awards, including stock appreciation rights ("SAR"), restricted and unrestricted stock, stock units, performance awards, cash awards and other awards that are convertible into or otherwise based on the Company's common stock, to the Company's key employees, directors, and consultants and advisors. The 2012 Plan is administered by the Company's Board of Directors and provides for the issuance of up to 2,500,000 shares of the Company's Common Stock. Option awards are granted with an exercise price equal to the estimated fair value of the Company's Common Stock at the grant date; those option awards generally vest in four annual installments, starting on the first anniversary of the date of grant and have ten-year contractual terms. The 2012 Plan provides for the issuance of Common Stock of the Company upon the exercise of stock options. Share-based compensation recognized related to the grant of employee and non-employee stock option, SARS, and non-vested stock was as follows, in thousands:

	Year Ended December 31,
	2013	2012	2011
	(in thousands)
Research and development	$417	$208	$63
Selling, general and administrative	1,291	131	(145)

Total	$1,708	$339	$(82)

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model using the assumptions in the following table:

	Year Ended December 31,
	2013	2012	2011
Fair value of common stock	$5.40 - $7.90	$5.07 - $12.92	$2.56 - $3.36
Expected volatility	69.5% - 70.9%	68.3% - 71.6%	59.1% - 74.7%
Dividend Yield	0%	0%	0%
Expected term	6.25 - 9.60 years	6.25 years	0.41 - 6.25 years
Risk-free interest rate	1.20% - 2.94%	0.89% - 1.14%	0.15% - 2.93%
Expected forfeiture rate	5%	0% - 5%	0% - 5%

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

Given the lack of an active public market for the Common Stock, the Board employed a third-party valuation firm to assist in the determination of fair value by completing contemporaneous valuations. In the absence of a public market, and as a clinical stage company with no significant revenues from

Supernus Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2013, 2012 and 2011

11. Share-Based Payments (Continued)

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

Supernus Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2013, 2012 and 2011

11. Share-Based Payments (Continued)

The following table summarizes stock option and SAR activity:

	Number of Options	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term
Outstanding, December 31, 2011	598,109	$2.75	7.71
Granted	188,136	$10.73
Exercised	(159,264)	$1.67
Forfeited or expired	(57,070)	$2.45

Outstanding, December 31, 2012	569,911	$5.72	7.88
Granted	974,582	$7.79
Exercised	(62,513)	$1.25
Forfeited or expired	(18,937)	$6.47

Outstanding, December 31, 2013	1,463,043	$7.27	8.51

As of December 31, 2013:
Vested and expected to vest	1,425,752	$7.26	8.50
Exercisable	256,227	$4.47	6.44

The aggregate intrinsic value of options outstanding, vested and expected to vest, and exercisable as of December 31, 2011 is approximately $1.9 million, $1.8 million and $1.2 million, respectively. The aggregate intrinsic value of options outstanding, vested and expected to vest, and exercisable as of December 31, 2012 is approximately $1.6 million, $1.5 million and $1.0 million, respectively. The aggregate intrinsic value of options outstanding, vested and expected to vest, and exercisable as of December 31, 2013 is approximately $1.4 million, $1.4 million and $1.0 million, respectively.

The weighted-average, grant-date fair value of options granted for the years ended December 31, 2011, 2012 and 2013 was $3.64, $6.85, and $4.98 per share, respectively. The total fair value of the underlying Common Stock related to shares that vested during the years ended December 31, 2011, 2012 and 2013 was approximately $113,000, $218,000, and $512,000, respectively. The total intrinsic value of options exercised amounted to approximately $262,000, $748,000, and $377,000, respectively, during the years ended December 31, 2011, 2012 and 2013. As of December 31, 2012 and 2013, the total unrecognized compensation expense, net of related forfeiture estimates, was approximately $1,651,000 and $4,611,000, respectively, which the Company expects to recognize over a weighted-average period of 3.06 and 2.94 years, respectively.

12. Loss per Share

Basic loss per common share is determined by dividing loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period, without consideration of common stock equivalents. Diluted loss per share is computed by dividing the loss attributable to common stockholders by the weighted-average number of common share equivalents outstanding for the period. The treasury stock method is used to determine the dilutive effect of the Company's stock option grants, SARS, potential Employee Stock Purchase Plan (ESPP) awards and warrants, and the if-converted method is used to determine the dilutive effect of the Company's Notes and Series A

Supernus Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2013, 2012 and 2011

12. Loss per Share (Continued)

Preferred Stock. The following common stock equivalents were excluded in the calculation of diluted loss per share because their effect would be anti-dilutive as applied to the loss from continuing operations applicable to common stockholders for the periods ending December 31, 2013, 2012 and 2011:

	Year Ended December 31,
	2013	2012	2011
Shares Underlying Convertible Senior Secured Notes	6,219,782	—	—
Series A Preferred Stock	—	4,049,863	12,249,998
Warrants to purchase Series A Preferred Stock/Common Stock	13,388	21,090	143,749
Stock Options, Stock Appreciation Rights, and Non-vested Stock Options	151,737	256,939	598,109

13. Income Taxes

The components of the income tax benefit were as follow, in thousands:

	Year Ended December 31,
	2013	2012	2011
Current
Federal	$—	$—	$14,090
State	—	—	2,155
Deferred
Federal	—	—	—
State	—	—	—

Total	$—	$—	$16,245

For the years ended December 31, 2013, 2012 and 2011, there was a $0 million, $0 million and $16.2 million benefit for federal or state income taxes based on continuing operations, respectively. A reconciliation of the expected income tax benefit computed using the federal statutory income tax rate to the Company's effective income tax rate is as follows, in thousands:

	Year Ended December 31,
	2013	2012	2011
Income tax (benefit) computed at federal statutory tax rate	$(32,286)	$(16,270)	$(13,419)
Permanent items	340	396	57
State taxes	(4,772)	(2,487)	(2,155)
Change in valuation allowance	31,526	18,754	—
Uncertain tax position	5,411	(64)	129
Research and development credits	(156)	—	(857)
Other	(63)	(329)	—

Income tax benefit	$—	$—	$(16,245)

Supernus Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2013, 2012 and 2011

13. Income Taxes (Continued)

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

As of December 31, 2013, the NOL carryforwards amounted to approximately $144.3 million ($58.0 million tax effected) and will expire in various years beginning in 2030. As of December 31, 2013, the Company has available research and development credit carryforwards of approximately $4.2 million, which expire, if unused, starting 2025. The use of the Company's NOL carryforwards and research and development credits may be restricted due to changes in Company ownership. Additionally, despite the NOL carryforwards, the Company may have a future tax liability due to an alternative minimum tax or state tax requirements. The Company paid no income taxes in the years ended December 31, 2013, 2012 or 2011.

Supernus Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2013, 2012 and 2011

13. Income Taxes (Continued)

The deferred tax benefit has been entirely offset by valuation allowances. The significant components of the Company's deferred tax assets (liabilities) were as follow, in thousands:

	As of December 31,
	2013	2012
Deferred tax assets:
Net operating loss carryforward	$58,047	$32,714
Deferred rent credit	615	477
Accrued compensation and non-qualified stock options	1,986	59
Deferred financing costs	319	—
Depreciation and amortization	337	282
Research and development credits	4,167	3,901
Capitalized overhead into inventory (UNICAP §263A)	282	—
Other	151	789
Valuation allowance	(59,823)	(38,222)

Net deferred tax asset	6,081	—
Deferred tax liability:
Debt discount on convertible notes	(6,081)	—

Net deferred taxes	$0	$0

The Company accounts for uncertain tax positions pursuant to the guidance in FASB ASC Topic 740, Income Taxes. The Company recognizes interest and penalties related to uncertain tax positions, if any, in income tax expense. As of December 31, 2013 and 2012, the Company did not accrue any interest related to uncertain tax positions. The Company's income taxes have not been subject to examination by any tax jurisdictions since its inception. Due to NOL and research and development credit carryforwards, all income tax returns filed by the Company are subject to examination by the taxing jurisdictions. The net change during the year ended December 31, 2013 in total valuation allowance of approximately $21.6 million is primarily due to an increase in the NOL carryforward related to the 2013 net loss from continuing operations.

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows, in thousands:

	Year Ended December 31,
	2013	2012	2011
Balance as of January 1	$688	$752	$642
Gross increases related to prior-year tax positions	23	—	—
Gross increases (decrease) related to current-year tax positions	9,117	(64)	110

Balance as of December 31	$9,828	$688	$752

Supernus Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2013, 2012 and 2011

13. Income Taxes (Continued)

The Company believes that its uncertain tax positions would not result in adjustments to its effective income tax rate because likely corresponding adjustments to deferred tax assets would be offset by adjustments to recorded valuation allowances.

14. Commitments and Contingencies

The Company has concurrent leases for office and lab space that extend through April 2018. The Company may elect to extend the term of the leases for an additional five-year term. The leases provide for a tenant improvement allowance of approximately $1.8 million in aggregate. As of December 31, 2013, 2012 and 2011, approximately $0.5 million, $0.3 million, and $0.5 million, respectively, of the allowance has been utilized and included in fixed assets and deferred rent.

Rent expense for the years ended December 31, 2013, 2012 and 2011 was approximately, $1,020,000, $906,000, and $906,000, respectively. Future minimum lease payments under non-cancelable operating leases as of December 31, 2013 are as follows, in thousands:

Year ending December 31:
2014	$1,118
2015	1,140
2016	1,163
2017	1,186
Thereafter	402

$5,009

The Company has obtained exclusive licenses from third parties for proprietary rights to support the product candidates in the Company's psychiatry portfolio. Under license agreements with Afecta Pharmaceuticals, Inc. (Afecta), the Company has an exclusive option to evaluate Afecta's CNS pipeline and to obtain exclusive worldwide rights to selected product candidates, including an exclusive license to SPN-810. The Company does not owe any future milestone payments for SPN-810. The Company is obligated to pay royalties to Afecta based on worldwide net sales of each of these products in the low-single digits.

The Company has also entered into a purchase and sale agreement with Rune Healthcare Limited (Rune), where the Company obtained the exclusive worldwide rights to a product concept from Rune. There are no future milestone payments owing to Rune under this agreement. If the Company receives approval to market and sell any products based on the Rune product concept for SPN-809, the Company is obligated to pay royalties to Rune based on net sales worldwide in the low single digits.

15. Employee Benefit Plan

On January 2, 2006, the Company established the Supernus Pharmaceuticals, Inc. 401(k) Profit Sharing Plan (the 401(k) Plan) for its employees under Section 401(k) of the Internal Revenue Code (Code). Under the 401(k) Plan, all full-time employees who are at least 21 years old are eligible to participate in the 401(k) Plan. Employees may participate starting on the first day of the month following

Supernus Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2013, 2012 and 2011

15. Employee Benefit Plan (Continued)

employment. Employees may contribute up to the lesser of 90% of eligible compensation or the applicable limit established by the Code.

Employees are 100% vested in their contributions to the 401(k) Plan. The Company matches 100% of a participant's contribution for the first 3% of their salary deferral and matches 50% of the next 2% of their salary deferral. As determined by the Board, the Company may elect to make a discretionary contribution not exceeding 60% of the annual compensation paid to all participating employees. The Company's contributions to the 401(k) Plan approximated $645,000, $323,000, and $267,000 for the years ended December 31, 2013, 2012 and 2011, respectively.

16. Related-Party Transactions

In December 2011, the Company entered into a Unit Purchase Agreement with Royalty Opportunities S.àr.l ("ROS") (see Note 9). Pursuant to the Unit Purchase Agreement, the Company sold 100% of its equity interests in TCD to ROS for a cash payment of $27.0 million upon closing, assumption of assets and liabilities, and a potential milestone payment of $3.0 million payable upon the occurrence of certain conditions. ROS is an affiliate of Orbimed Advisors LLC, one of the Company's Common Stock holders.

17. Collaboration Agreements

United Therapeutics

The Company has a license agreement with United Therapeutics to use one of its proprietary technologies for an oral formulation of Remodulin for the treatment of pulmonary arterial hypertension and potentially for additional indications. Through December 31, 2013, the Company has received $1.5 million in pre-commercial milestone payments under the agreement. On December 20, 2013 United Therapeutics announced that the FDA had approved Orenitram (treprostinil). The launch of this product is expected to be in 2014, which will trigger a milestone payment due to the Company of $2.0 million. Remaining milestone payments could total approximately $4.0 million for the development of additional treprostinil diethanolamine products for a second indication. If United Therapeutics receives approval to market and sell oral treprostinil diethanolamine for additional indications and/or any additional combination products that utilize the Company's technologies, the Company will receive royalties in the low to mid single digits based on net sales worldwide. The Company's license agreement with United Therapeutics will expire, on a country-by-country and product-by-product basis, 12.5 years from the first commercial sale of each product in such country. United Therapeutics may terminate, at its option, the agreement for a technical, strategic or market-related cause after giving the Company a reasonable opportunity to cure. The Company may terminate the agreement if, after having launched a product in a country, United Therapeutics or its sub-licensee discontinues the sale of such product for a prolonged period of time for reasons unrelated to force majeure, regulatory or safety issues. In addition, either party may terminate the agreement for the material, uncured breach by the other party and in certain events of bankruptcy or insolvency of the other party.

Supernus Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2013, 2012 and 2011

17. Collaboration Agreements (Continued)

Stendhal License

In August 2011, we executed a Development and Licensing Agreement with Especificos Stendhal, S.A., DE C.V. (Stendhal) that provided Stendhal an exclusive license to our licensed intellectual property underlying our Oxtellar XR product, in Mexico, Venezuela, Colombia and other select markets in Central and South America. The agreement included the right to our patents, proprietary information, and know-how of our drug-delivery technology and pharmaceutical product underlying our Oxtellar XR product. Stendhal is responsible for all costs associated with clinical development, approval, commercialization and distribution of the product in the defined territory, which may be expanded upon certain events. We have received $1.5 million from Stendhal, which is being recognized as revenue on a straight-line basis over the substantive obligation period until approval, which is estimated to be June 2014. We monitor this estimate on a quarterly basis to determine if facts and circumstances may have changed that would require a prospective adjustment of the recognition period. We may receive up to $2.3 million in additional milestone payments, based on certain regulatory and commercial milestones defined in the agreement. As of December 31, 2013, $0.1 million of up-front license payments were recorded as deferred revenue.

In September 2012, the Company executed a Development and Licensing Agreement (Stendhal License Agreement) with Stendhal that provided Stendhal with an exclusive license of the Company's licensed intellectual property underlying the Trokendi XR product in the defined territory. The license included the right to the Company's patents, proprietary information, and know-how of the Company's drug-delivery technology and pharmaceutical product underlying its Trokendi XR product. Stendhal is responsible for all costs associated with clinical development, approval, commercialization and distribution of the product in the defined territory. The Company received $1.8 million cash that is being recognized as revenue on a straight-line basis over its substantive obligation period of twelve years. As of December 31, 2013, approximately $1.6 million of this amount was recorded as deferred revenue. The Company monitors this estimate on a quarterly basis to determine if facts and circumstances may have changed that would require a prospective adjustment to the recognition period. The Company may receive up to an additional $1.8 million in future milestone payments, based on certain milestones defined in the Stendhal License Agreement.

Supernus Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2013, 2012 and 2011

18. Quarterly Financial Information (unaudited)

Quarterly financial information for fiscal 2013 and 2012 are presented in the following table, in thousands, except per share data, unaudited:

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2013
Revenue	$147	$281	$1,257	$10,334
Total costs and expenses	18,055	15,760	18,432	21,691
Operating loss	(17,908)	(15,479)	(17,175)	(11,357)
Net loss	(18,414)	(27,357)	(24,096)	(22,406)
Net loss per share, basic and diluted	(0.60)	(0.89)	(0.78)	(0.65)
2012
Revenue	$208	$91	$91	$1,090
Total costs and expenses	8,086	9,348	12,381	13,834
Operating loss	(9,277)	(10,013)	(13,482)	(13,512)
Net loss	(9,277)	(10,013)	(13,482)	(13,512)
Net loss per share, basic and diluted	(6.05)	(0.61)	(0.55)	(0.51)

19. Subsequent Events

During the period from January 1, 2014 to March 14, 2014 holders of the Notes converted approximately $9.5 million of the Notes and we issued a total of approximately 1.8 million shares of common stock in conversion of the principal amount of the Notes and accrued interest thereon, and issued an additional 0.3 million shares of common stock in settlement of the interest make-whole provision related to the converted Notes.

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

  Evaluation of Disclosure Controls and Procedures

        Our management, including our CEO and CFO, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2013. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in this Annual Report on Form 10-K has been appropriately recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosure. Based on that evaluation, our CEO and CFO have concluded that our disclosure controls and procedures are effective at the reasonable assurance level to ensure that material information relating to the company and our consolidated subsidiaries is made known to management, including the CEO and CFO, on a timely basis and during the period in which this Annual Report on Form 10-K was being prepared.

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

        We conducted an evaluation, and under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(b) and 15d-15(b) under the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2013.

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

  Changes in Internal Control over Financial Reporting

        Our management, including our CEO and CFO, has evaluated any changes in our internal control over financial reporting that occurred during the quarterly period ended December 31, 2013, and has concluded that there was no change that occurred during the quarterly period ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

        The Company's management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2013. In making this assessment, the Company's management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in Internal Control-Integrated Framework.

        Based on our assessment, management believes that, as of December 31, 2013, the Company's internal control over financial reporting is effective based on those criteria.

        As an Emerging Growth Company, as defined under the terms of the Jobs Act of 2012, the Company's independent registered public accounting firm is not required to issue a report on the internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION.

        Not applicable.

 PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

        The information required by this item is incorporated by reference to the similarly named section of our Proxy Statement for our 2014 Annual Meeting to be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2013.

ITEM 11.    EXECUTIVE COMPENSATION.

        The information required by this item is incorporated by reference to the similarly named section of our Proxy Statement for our 2014 Annual Meeting to be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2013.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

        The information required by Item 201(d) of Regulation S-K is set forth below. The remainder of the information required by this Item 12 is incorporated by reference from our definitive proxy statement for our 2014 Annual Meeting to be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2013.

        The following table shows the number of securities that may be issued pursuant to our equity compensation plans (including individual compensation arrangements) as of December 31, 2013:

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)	Weighted-average exercise price of outstanding options, warrants and rights(1)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column(2))
Equity compensation plans approved by security holders	1,463,043	$7.27	1,380,543
Equity compensation plans not approved by security holders	—	—	—

Total	1,463,043	$7.27	1,380,543

(1)
The securities that may be issued are shares of the Company's Common Stock, issuable upon conversion of outstanding stock options.

(2)
The securities that remain available for future issuance are issuable pursuant to the 2012 Equity Incentive Plan.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

        The information required by this item is incorporated by reference to the similarly named section of our Proxy Statement for our 2014 Annual Meeting to be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2013.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES.

        The information required by this item is incorporated by reference to the similarly named section of our Proxy Statement for our 2014 Annual Meeting to be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2013.

 PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

  (a)
  (1)     Index to consolidated Financial Statements

        The Financial Statements listed in the Index to Consolidated Financial Statements are filed as part of this Annual Report on Form 10-K. See Part II, Item 8, "Financial Statement and Supplementary Data."'

  (a)
  (2)     Financial Statement Schedules

        Other financial statement schedules for the years ended December 31, 2013 and 2012 have been omitted since they are either not required, not applicable, or the information is otherwise included in the consolidated financial statements or the notes to consolidated financial statements.

  (a)
  (3)     Exhibits

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

Date: March 21, 2014

        Pursuant to the requirements of the Securities Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities and the dates indicated below:

Signature	Title	Date

/s/ JACK A. KHATTAR	President and Chief Executive Officer and Director (Principal Executive Officer)	March 21, 2014
/s/ GREGORY S. PATRICK	Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 21, 2014
/s/ M. JAMES BARRETT, PH.D.	Director and Chairman of the Board	March 21, 2014
/s/ FREDERICK M. HUDSON	Director	March 21, 2014
/s/ CHARLES W. NEWHALL, III	Director	March 21, 2014
/s/ WILLIAM A. NUERGE	Director	March 21, 2014
/s/ JOHN M. SIEBERT, PH.D.	Director	March 21, 2014

EXHIBIT INDEX

Exhibit Number		Description
3.1	*	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-1, File No. 333-184930, as amended on November 28, 2012.)

3.2	*	Amended and Restated By-laws of the Registrant (incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-1, File No. 333-184930, as amended on November 28, 2012.)

4.1	*	Specimen Stock Certificate evidencing the shares of common stock (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-1, File No. 333-171375, as amended on March 16, 2012.)

4.2	*	Secured Promissory Note, dated as of January 26, 2011, between the Registrant and Oxford Finance Corporation (incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-1, File No. 333-171375, as amended on February 8, 2011.)

4.3	*	Secured Promissory Note, dated as of January 26, 2011, between the Registrant and Compass Horizon Funding Company LLC (incorporated by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-1, File No. 333-171375, as amended on February 8, 2011.)

4.4	*	Form of Amended and Restated Warrant to Purchase Stock, issued in connection with the Loan and Security Agreement, dated as of December 30, 2011, by and among the Registrant, Oxford Finance LLC (successor in interest to Oxford Finance Corporation), as collateral agent and lender and Horizon Credit II LLC (successor in interest to Compass Horizon Funding Company LLC), as lender (incorporated by reference to Exhibit 4.4 to the Company's Registration Statement on Form S-1, File No. 333-171375, as amended on February 14, 2012.)

4.5	*	Secured Promissory Note-1 (Term B Loan), dated as of December 30, 2011, between the Registrant and Oxford Finance LLC (successor in interest to Oxford Finance Corporation) (incorporated by reference to Exhibit 4.5 to the Company's Registration Statement on Form S-1, File No. 333-171375, as amended on February 14, 2012).

4.6	*	Secured Promissory Note-2 (Term B Loan), dated as of December 30, 2011, between the Registrant and Oxford Finance LLC (successor in interest to Oxford Finance Corporation) (incorporated by reference to Exhibit 4.6 to the Company's Registration Statement on Form S-1, File No. 333-171375, as amended on February 14, 2012).

4.7	*	Secured Promissory Note (Term B Loan), dated as of December 30, 2011, between the Registrant and Compass Horizon Funding Company LLC (incorporated by reference to Exhibit 4.7 to the Company's Registration Statement on Form S-1, File No. 333-171375, as amended on February 14, 2012).

4.8	*	Form of Warrant to Purchase Stock, issued in connection with the First Amendment to the Loan and Security Agreement, dated as of December 30, 2011, by and among the Registrant, Oxford Finance LLC (successor in interest to Oxford Finance Corporation) and Compass Horizon Funding Company LLC (incorporated by reference to Exhibit 4.8 to the Company's Registration Statement on Form S-1, File No. 333-171375, as amended on February 14, 2012).

4.9	*	Indenture dated as of May 3, 2013 by and between the Company and U.S. Banks National Associates, as Trustee and Collateral Agent (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on May 9, 2013, File No. 001-35518).

Exhibit Number		Description
4.10	*	Form of 7.50% Convertible Senior Secured Note due 2019 (incorporated by reference to Exhibit 4.2 to the From 8-K filed on May 9, 2013, File No. 001-35518).

4.11	*	Security and Pledge Agreement dated as of May 3, 2013 between the Company and U.S. Bank National Association, as Collateral Agent (incorporated by reference to Exhibit 4.2 to the Form 8-K filed on May 9, 2013, File No. 001-35518).

4.12	*	First Supplemental Indenture dated as of October 24, 2013 by and between the Company and U.S. Bank National Association as Trustee and Collateral Agent (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on October 24, 2013, File No. 001-35518).

10.1	*	2005 Stock Plan and form agreements thereunder (incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-1, File No. 333-171375, as amended on December 23, 2011).

10.2	*	Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.2 to the Company's Registration Statement on Form S-1, File No. 333-171375, as amended on December 23, 2011).

10.3	*	Employment Agreement, dated as of December 22, 2005, by and between the Registrant and Jack Khattar (incorporated by reference to Exhibit 10.3 to the Company's Registration Statement on Form S-1, File No. 333-171375, as amended on December 23, 2011).

10.4	*	Stock Restriction Agreement, dated December 22, 2005, by and between the Registrant and Jack Khattar (incorporated by reference to Exhibit 10.4 to the Company's Registration Statement on Form S-1, File No. 333-171375, as amended on December 23, 2011).

10.5	*	Lease, dated as of April 19, 1999, by and between ARE Acquisitions, LLC and Shire Laboratories Inc. (incorporated by reference to Exhibit 10.5 to the Company's Registration Statement on Form S-1, File No. 333-171375, as amended on December 23, 2011).

10.6	*	First Amendment to Lease, dated as of November 1, 2002, by and between ARE Acquisitions, LLC and Shire Laboratories Inc. (incorporated by reference to Exhibit 10.6 to the Company's Registration Statement on Form S-1, File No. 333-171375, as amended on December 23, 2011).

10.7	*	Second Amendment to Lease, dated as of December 22, 2005, by and among ARE-East Gude Lease, LLC, Shire Laboratories Inc. and Supernus Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.7 to the Company's Registration Statement on Form S-1, File No. 333-171375, as amended on December 23, 2011).

10.8	*	Third Amendment to Lease, dated as of November 24, 2010, by and between ARE-East Gude Lease, LLC and the Registrant (successor-in-interest to Shire Laboratories Inc.) (incorporated by reference to Exhibit 10.8 to the Company's Registration Statement on Form S-1, File No. 333-171375, as amended on December 23, 2011).

10.9	*	Investor Rights Agreement, dated as of December 22, 2005, by and among the Registrant and the holders of shares of Series A convertible preferred stock identified therein, as amended (incorporated by reference to Exhibit 10.9 to the Company's Registration Statement on Form S-1, File No. 333-171375, as amended on December 23, 2011).

10.10	†*	Asset Purchase and Contribution Agreement, dated as of December 22, 2005, by and among the Registrant, Shire Laboratories Inc. and Shire plc (incorporated by reference to Exhibit 10.10 to the Company's Registration Statement on Form S-1, File No. 333-171375, as amended on March 16, 2012).

Exhibit Number		Description
10.11	†*	Guanfacine License Agreement, dated as of December 22, 2005, by and among the Registrant, Shire LLC and Shire plc, as amended (incorporated by reference to Exhibit 10.11 to the Company's Registration Statement on Form S-1, File No. 333-171375, as amended on March 16, 2012).

10.12	†*	Exclusive License Agreement, dated as of June 6, 2006, by and between the Registrant and United Therapeutics Corporation (incorporated by reference to Exhibit 10.12 to the Company's Registration Statement on Form S-1, File No. 333-171375, as amended on March 16, 2012).

10.13	†*	Exclusive Option and License Agreement, dated as of April 27, 2006, by and between the Registrant and Afecta Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.13 to the Company's Registration Statement on Form S-1, File No. 333-171375, as amended on March 16, 2012).

10.14	†*	Purchase and Sale Agreement, dated as of June 9, 2006, by and between the Registrant and Rune Healthcare Limited (incorporated by reference to Exhibit 10.14 to the Company's Registration Statement on Form S-1, File No. 333-171375, as amended on March 16, 2012).

10.15	†*	Exclusive License Agreement, dated as of November 2, 2007, by and between the Registrant and Afecta Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.15 to the Company's Registration Statement on Form S-1, File No. 333-171375, as amended on March 16, 2012).

10.16	*	Indenture, dated as of April 15, 2008, by and between TCD Royalty Sub LLC, as issuer of the non-recourse notes, and U.S. Bank National Association, as initial trustee of the non-recourse notes (incorporated by reference to Exhibit 10.16 to the Company's Registration Statement on Form S-1, File No. 333-171375, as amended on March 16, 2012).

10.17	*	Loan and Security Agreement, dated as of January 26, 2011, by and among the Registrant, Oxford Finance Corporation, as collateral agent and lender, and Compass Horizon Funding Company LLC, as lender (incorporated by reference to Exhibit 10.17 to the Company's Registration Statement on Form S-1, File No. 333-171375, as amended on February 8, 2011).

10.18	*	First Amendment to Loan and Security Agreement, dated as of December 30, 2011, by and among the Registrant, Oxford Finance LLC (successor in interest to Oxford Finance Corporation), as collateral agent and lender, and Compass Horizon Funding Company LLC, as lender (incorporated by reference to Exhibit 10.18 to the Company's Registration Statement on Form S-1, File No. 333-171375, as amended on February 14, 2012).

10.19	*	Unit Purchase Agreement, dated December 14, 2011, by and between the Registrant and Royalty Opportunities S.àr.l (incorporated by reference to Exhibit 10.19 to the Company's Registration Statement on Form S-1, File No. 333-171375, as amended on February 14, 2012).

10.20	*	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.20 to the Company's Registration Statement on Form S-1, File No. 333-171375, as amended on February 14, 2012.

10.21	*	Offer Letter, dated June 7, 2005, to Dr. Jones W. Bryan from the Registrant (incorporated by reference to Exhibit 10.21 to the Company's Registration Statement on Form S-1, File No. 333-171375, as amended on March 16, 2012).

Exhibit Number		Description
10.22	*	Offer Letter, dated June 10, 2005, to Dr. Padmanabh P. Bhatt from the Registrant (incorporated by reference to Exhibit 10.22 to the Company's Registration Statement on Form S-1, File No. 333-171375, as amended on March 16, 2012).

10.23	*	Amended and Restated Employment Agreement, dated February 29, 2012, by and between the Registrant and Jack Khattar (incorporated by reference to Exhibit 10.23 to the Company's Registration Statement on Form S-1, File No. 333-171375, as amended on March 16, 2012).

10.24	*	Consulting Agreement, dated March 13, 2012, by and between Paolo Baroldi and the Registrant (incorporated by reference to Exhibit 10.24 to the Company's Registration Statement on Form S-1, File No. 333-171375, as amended on March 16, 2012).

10.25	*	Supernus Pharmaceuticals, Inc. 2012 Equity Incentive Plan (incorporated by reference to Exhibit 10.25 to the Company's Registration Statement on Form S-1, File No. 333-171375, as amended on April 11, 2012).

10.26	*	Form of Time-Based Incentive Stock Option Agreement under the Supernus Pharmaceuticals, Inc. 2012 Equity Incentive Plan (incorporated by reference to Exhibit 10.26 to the Company's Registration Statement on Form S-1, File No. 333-171375, as amended on April 11, 2012).

10.27	*	Form of Non-Statutory Time-Based Stock Option Agreement under the Supernus Pharmaceuticals, Inc. 2012 Equity Incentive Plan (incorporated by reference to Exhibit 10.27 to the Company's Registration Statement on Form S-1, File No. 333-171375, as amended on April 11, 2012).

10.28	*	Supernus Pharmaceuticals, Inc. 2012 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.28 to the Company's Registration Statement on Form S-1, File No. 333-171375, as amended on April 11, 2012).

10.29	*	Amendment No. 2 to Investor Rights Agreement dated April 6, 2012 by and among the Registrant and the holders of shares of Series A convertible preferred stock identified therein (incorporated by reference to Exhibit 10.29 to the Company's Registration Statement on Form S-1, File No. 333-171375, as amended on April 11, 2012).

10.30	*	Offer letter to Stefan K.F. Schwabe dated June 25, 2012 (incorporated by reference to Exhibit 10.1 to the Company's quarterly report filed on Form 10-Q, File No. 001-35518, on November 2, 2012).

10.31	†*	Commercial Supply Agreement, dated August 23, 2012, by and among Patheon, Inc. and the Company (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on February 7, 2013, File No., 333-171375).

10.32	*	Lease Agreement, dated February 6, 2013, by and among ARE-1500 East Gude, LLC and the Company.

10.33	†*	Commercial Supply Agreement dated December 5, 2012 by and among Catalent Pharma Solutions, LLC and the Company (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on August 13, 2013, File No. 001-35518).

10.34	*	Compensatory Arrangements of Certain Executive Officers for 2014 (incorporated by reference to the Form 8-K filed on January 27, 2014, File No. 001-35518).

14	*	Code of Ethics.

21	*	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to the Company's Registration Statement on Form S-1, File No. 333-184930, as amended on November 28, 2012).

Exhibit Number		Description
23	**	Consent of Ernst & Young LLP

31.1	**	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	**	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

32.1	**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101 INS	**	XBRL Instance Document.

101 SCH	**	XBRL Taxonomy Extension Schema Documents.

101 CAL	**	XBRL Taxonomy Extension Calculation Linkbase Document.

101 DEF	**	XBRL Taxonomy Extension Definition Linkbase Document.

101 LAB	**	XBRL Taxonomy Extension Label/Linkbase Document.

101 PRE	**	XBRL Taxonomy Extension Presentation Linkbase Document.

†
Confidential treatment requested under 17 C.F.R. §§200.80(b)(4) and 230.406. The confidential portions of this exhibit have been omitted and are marked accordingly. The confidential portions have been filed separately with the Securities and Exchange Commission pursuant to the Confidential Treatment Request.

*
Previously filed.

**
Filed herewith.

***
Furnished herewith.