Form 10-Q
period 2014-03-31
SUPERNUS PHARMACEUTICALS INC
filed 2014-05-13
CIK 1356576

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of the close of business on April 30, 2014 was 42,046,458.

SUPERNUS PHARMACEUTICALS, INC.

FORM 10-Q — QUARTERLY REPORT

FOR THE QUARTERLY PERIOD ENDED March 31, 2014

PART I — FINANCIAL INFORMATION

Supernus Pharmaceuticals, Inc.

Consolidated Balance Sheets

(in thousands, except share amounts)

	March 31,	December 31,
	2014	2013
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$12,252	$32,980
Marketable securities	46,615	49,211
Accounts receivable, net	9,725	5,054
Interest receivable	636	483
Inventories	7,957	7,152
Prepaid expenses and other current assets	2,559	2,052
Deferred financing costs, current	185	229
Total current assets	79,929	97,161
Property and equipment, net	2,648	2,554
Intangible assets, net	2,157	1,158
Long term marketable securities	11,662	8,756
Other non-current assets	360	361
Deferred financing costs, long-term	764	1,005

Total assets	$97,520	$110,995

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$14,658	$18,314
Deferred product revenue, net	12,271	7,882
Deferred licensing revenue	173	204
Total current liabilities	27,102	26,400
Deferred licensing revenue, net of current portion	1,381	1,417
Convertible notes, net of discount	28,358	34,393
Other non-current liabilities	2,101	2,677
Derivative liabilities	9,565	12,644
Total liabilities	68,507	77,531

Stockholders’ equity:
Common stock, $0.001 par value, 130,000,000 shares authorized at March 31, 2014 and December 31, 2013; 42,046,083 and 39,983,437 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	42	40
Additional paid-in capital	223,041	211,952
Accumulated other comprehensive income	1	—
Accumulated deficit	(194,071)	(178,528)
Total stockholders’ equity	29,013	33,464

Total liabilities and stockholders’ equity	$97,520	$110,995

See accompanying notes.

Supernus Pharmaceuticals, Inc.

Consolidated Statements of Operations

(in thousands, except share and per share data)

	Three Months ended March 31,
	2014	2013
	(unaudited)

Revenue
Net product sales	$8,995	$—
Licensing revenue	86	147

Total revenue	9,081	147

Costs and expenses
Cost of product sales	494	—
Research and development	4,482	4,522
Selling, general and administrative	17,527	13,533

Total costs and expenses	22,503	18,055

Operating loss	(13,422)	(17,908)
Other income (expense)
Interest income	102	52
Interest expense	(1,207)	(727)
Changes in fair value of derivative liabilities	677	80
Loss on extinguishment of debt	(1,693)	—
Other income	—	89

Total other expense	(2,121)	(506)

Net loss	$(15,543)	$(18,414)

Loss per common share:
Basic and diluted	$(0.38)	$(0.60)

Weighted-average number of common shares:
Basic and diluted	41,129,055	30,875,424

See accompanying notes.

Supernus Pharmaceuticals, Inc.

Consolidated Statements of Comprehensive Loss

(in thousands)

	Three Months ended March 31,
	2014	2013
	(unaudited)

Net loss	$(15,543)	$(18,414)
Other comprehensive income (loss):
Unrealized net gain (loss) on marketable securities	1	(32)
Other comprehensive income (loss)	1	(32)

Comprehensive loss	$(15,542)	$(18,446)

See accompanying notes.

Supernus Pharmaceuticals, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Three Months ended March 31,
	2014	2013
	(unaudited)
Cash flows from operating activities
Net loss	$(15,543)	$(18,414)

Adjustments to reconcile loss to net cash used in operating activities:
Loss on extinguishment of debt	1,693	—
Change in fair value of derivative liabilities	(677)	(80)
Unrealized gain (loss) on marketable securities	1	(32)
Depreciation and amortization	227	162
Amortization of deferred financing costs and debt discount	574	83
Stock-based compensation expense	667	337
Changes in operating assets and liabilities:
Accounts receivable	(4,671)	(1,650)
Interest receivable	(153)	(8)
Inventory	(805)	(1,961)
Prepaid expenses and other assets	(507)	134
Accounts payable and accrued expenses	(3,656)	238
Deferred product revenue, net	4,389	3,551
Deferred licensing revenue	(67)	373
Other non-current liabilities	(576)	44
Net cash used in operating activities	(19,104)	(17,223)

Cash flows from investing activities
Purchases of marketable securities	(9,406)	(15,643)
Sales and maturities of marketable securities	9,096	12,866
Purchases of property and equipment, net	(263)	(372)
Capitalized patent defense costs	(1,056)	—
Net cash used in investing activities	(1,629)	(3,149)

Cash flows from financing activities
Proceeds from issuance of common stock	6	1,936
Repayment of secured notes payable	—	(2,832)
Cash settlement of debt to equity conversion	(1)	—
Financing costs and underwriters discounts	—	(125)
Net cash provided by (used in) financing activities	5	(1,021)

Net change in cash and cash equivalents	(20,728)	(21,393)
Cash and cash equivalents at beginning of period	32,980	40,302
Cash and cash equivalents at end of period	$12,252	$18,909

Supplemental cash flow information:
Cash paid for interest	$—	$610
Noncash financial activity:
Conversion of convertible notes	$10,418	$—

See accompanying notes.

Supernus Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements

For the Three Months Ended March 31, 2014 and 2013
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

2.  Summary of Significant Accounting Policies

Basis of Presentation

The Company’s unaudited consolidated financial statements include the accounts of Supernus Pharmaceuticals, Inc. and Supernus Europe Ltd. These are collectively referred to herein as “Supernus” or “the Company.” All significant intercompany transactions and balances have been eliminated in consolidation. The Company’s unaudited consolidated financial statements have been prepared in accordance with the requirements of the U.S. Securities and Exchange Commission (SEC) for interim financial information.

As permitted under General Accepted Accounting Principles in the United States (U.S. GAAP), certain notes and other information have been omitted from the interim consolidated financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

In the opinion of management, the consolidated financial statements reflect all adjustments necessary to fairly present the Company’s financial position, results of operations, and cash flows for the periods presented. These adjustments are of a normal recurring nature.  The Company currently operates in one business segment.

The results of operations for the three months ended March 31, 2014 are not necessarily indicative of the Company’s future financial results.

Accounts Receivable, net

Accounts receivable are reported in the consolidated balance sheets at outstanding amounts, less allowances for doubtful accounts and prompt pay discounts. The Company extends credit without requiring collateral. The Company writes off uncollectible receivables when the likelihood of collection is remote. The Company evaluates the collectability of accounts receivable on a regular basis. An allowance, when needed, is based upon various factors including the financial condition and payment history of customers, an overall review of collections experience on other accounts, and economic factors or events expected to affect future collections experience. No accounts have been written off in 2014 or 2013.  No allowance for uncollectible receivables is recorded at March 31, 2014 or December 31, 2013.  The Company has an allowance of $0.1 million for expected prompt-pay discounts as of March 31, 2014 and December 31, 2013.

Revenue Recognition on Product Sales

Revenue from product sales is recognized when persuasive evidence of an arrangement exists, delivery has occurred and title of the product and associated risk of loss has passed to the customer, the price is fixed or determinable, collection from the customer has been reasonably assured and all performance obligations have been met and returns and allowances can be reasonably estimated. Product sales are recorded net of estimated rebates, chargebacks, discounts, co-pay assistance and other deductions (collectively, “sales deductions”) as well as estimated product returns.

Our products are distributed through wholesalers and pharmaceutical distributors. Each of these wholesalers and distributors will take title and ownership of the product upon physical receipt of the product and then distribute our products to pharmacies. Though these distributors will be invoiced concurrent with product shipment, we are unable to recognize revenue upon shipment until such time as we can reasonably estimate and record provisions for sales deductions and product returns utilizing historical information and market research projections.

Oxtellar XR Revenue

The Company launched Oxtellar XR on February 4, 2013.   During the fourth quarter of 2013, the Company began to recognize revenue for Oxtellar XR contemporaneously upon shipment of finished product to wholesalers, net of allowances for estimated sales deductions and returns.

Trokendi XR Revenue

The Company launched Trokendi XR on August 26, 2013.  Through March 31, 2014 the Company recorded shipments to wholesalers as deferred revenue equal to the gross sales price net of known sales deductions. Because we lack the experiential data which would allow us to estimate all remaining sales rebates, allowances and returns,  we must wait until these data become available to the Company in order to recognize revenue upon shipment to wholesalers.

Rather than recognize revenue upon shipments to wholesalers, the Company currently recognizes Trokendi XR revenue upon filling prescriptions at pharmacies because prescriptions filled at the pharmacy level have no remaining right of return.  However, because we are still compiling historical data related to our experience with respect to other sales deductions, we cannot reasonably estimate all other sales rebates and allowances, but rather must wait until this data becomes available to the Company.  Because this occurs approximately eight weeks after the close of the quarter, the Company currently delays recognition of revenue until the subsequent fiscal quarter when all the sales deductions are known.

With respect to prescriptions which were filled in the fourth quarter, data on rebates and allowances were generally received by the end of the first quarter of 2014. Because of this time lag, the Company could not determine net revenue in a timeframe which would allow reporting fourth quarter net revenue in the Form 10-K filed for the year ended December 31, 2013. Consequently, revenue generated from prescriptions for Trokendi XR filled at the pharmacy level in the fourth quarter are reported in the Company’s first quarter 2014 financial results. We expect to continue to report revenue based on prescriptions filled at the pharmacy level until sufficient experience with rebates and allowances is assembled to allow reporting of revenue based on shipments to wholesalers.

The Company believes the compilation of sufficient product specific historical data to reasonably estimate returns, rebates, and allowances for Trokendi XR may be available by the second quarter of 2014, at which time the Company may record revenue based on shipments to wholesalers, rather than on prescriptions filled at the pharmacy level.

Milestone Payments

Milestone payments on licensing agreements are recognized as revenue when the collaborative partner acknowledges completion of the milestone and substantive effort was necessary to achieve the milestone. Management may recognize revenue contingent upon the achievement of a milestone in its entirety in the period in which the milestone is achieved only if the milestone meets all the criteria to be considered substantive.  The Company recorded no milestone revenue during the three months ended March 31, 2014 and 2013.

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

		Fair Value Measurements at
		March 31, 2014
		(unaudited)
			Significant
	Total Carrying	Quoted Prices	Other	Significant
	Value at	in Active	Observable	Unobservable
	March 31,	Markets	Inputs	Inputs
	2014	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and cash equivalents	$12,252	12,252	—	—
Marketable securities	46,615	—	46,615	—
Long term marketable securities	11,662	—	11,662	—
Marketable securities - restricted (SERP)	305	—	305	—
Total assets at fair value	$70,834	$12,252	$58,582	$—
Liabilities:
Derivative liabilities	$9,565	$—	$—	$9,565

		Fair Value Measurements at
		December 31, 2013
			Significant
	Total Carrying	Quoted Prices	Other	Significant
	Value at	in Active	Observable	Unobservable
	December 31,	Markets	Inputs	Inputs
	2013	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and cash equivalents	$32,980	$32,980	$—	$—
Marketable securities	49,211	—	49,211	—
Long term marketable securities	8,756	—	8,756	—
Marketable securities - restricted (SERP)	305	—	305	—
Total assets at fair value	$91,252	$32,980	$58,272	$—
Liabilities:
Derivative liabilities	$12,644	$—	$—	$12,644

The fair value of the restricted marketable securities is included within other non-current assets in the consolidated balance sheets.

The Company’s Level 1 assets include money market funds and U.S. Treasury and government agency debt securities with quoted prices in active markets.

Level 2 assets include mutual funds in which the SERP (Supplemental Executive Retirement Plan) assets are invested, commercial paper and investment grade corporate bonds and other fixed income securities. Level 2 securities are valued using third-party pricing sources that apply applicable inputs and other relevant data into their models to estimate fair value.

Level 3 liabilities include the fair market value of the interest make-whole liability associated with the Company’s 7.50% Convertible Senior Secured Notes due 2017, or the Notes, and the outstanding warrants to purchase Common Stock, which are recorded as derivative liabilities. The fair value of the common stock warrant liability was calculated using a Monte-Carlo simulation with a Black-Scholes model with the following assumptions as of March 31, 2014:

Exercise Price	$4 - $5 per share
Volatility	55%
Stock Price as of March 31, 2014	$8.94 per share
Term	6.3 - 7.8 years
Dividend Yield	0.0%
Risk-Free Rate	2.32% - 2.51%

The fair value of the interest make-whole liability of the Notes was calculated using a binomial-lattice model with the following key assumptions as of March 31, 2014:

Volatility	45%
Stock Price as of March 31, 2014	$8.94 per share
Credit Spread	1187 bps
Term	3.1 years
Dividend Yield	0.0%

Significant changes to these assumptions would result in increases/decreases to the fair value of the derivative liabilities.

Changes in the fair value of the warrants and the interest make-whole liability are recognized as a component of Other Income (Expense) in the Consolidated Statements of Operations. The following table presents information about the Company’s Level 3 liabilities as of December 31, 2013 and March 31, 2014 that are included in the Non-Current Liabilities section of the Consolidated Balance Sheets, in thousands:

Three Months ended
March 31, 2014
(unaudited)

Balance at December 31, 2013	$12,644
Changes in fair value of derivative liabilities included in earnings	(677)
Reduction due to conversion of debt to equity	(2,402)

Balance at March 31, 2014	$9,565

The carrying value, face value and estimated fair value of the Notes was approximately $28.4 million, $40.0 million and $76.0 million, respectively, as of March 31, 2014. The fair value was estimated based on actual trade information as well as quoted prices provided by bond traders, which would be characterized within Level 2 of the fair value hierarchy. This fair value amount gives recognition to the value of the interest make-whole liability and the value of the conversion option. These items have been accounted for as derivative liabilities and additional paid-in-capital, respectively.

The carrying amounts of other financial instruments, including accounts receivable, accounts payable and accrued expenses approximate fair value due to their short-term maturities.

Unrestricted marketable securities held by the Company were as follows, in thousands:

At March 31, 2014, unaudited:

Available for Sale	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate debt securities	$58,276	$34	$(33)	$58,277

At December 31, 2013:

Available for Sale	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate debt securities	$57,967	$33	$(33)	$57,967

The contractual maturities of the unrestricted marketable securities held by the Company were as follows, in thousands:

March 31, 2014

Less Than 1 Year	$46,615
1 - 5 Years	11,662
Greater Than 5 Years	—
Total	$58,277

The Company has not experienced any other-than-temporary losses on its marketable securities and restricted marketable securities.  The cost of securities sold is calculated using the specific identification method.

4.  Inventories

Inventories consist of the following, in thousands:

	March 31,	December 31,
	2014	2013
	(unaudited)

Raw materials	$4,188	$3,897
Work in process	1,093	1,347
Finished goods	2,676	1,908
Total	$7,957	$7,152

5.  Property and Equipment

Property and equipment consist of the following, in thousands:

	March 31,	December 31,
	2014	2013
	(unaudited)

Computer equipment	$798	$798
Software	225	209
Lab equipment and furniture	5,052	4,809
Leasehold improvements	2,333	2,329
	8,408	8,145
Less accumulated depreciation and amortization	(5,760)	(5,591)
	$2,648	$2,554

Depreciation expense on property and equipment was approximately $169,000 for the three months ended March 31, 2014, and $106,000 for the three ended March 31, 2013.

6.  Intangible Assets

The Company purchased certain patents from Shire Laboratories, Inc. in connection with a 2005 purchase agreement, which is being amortized over the weighted average life of the patents purchased in that transaction.  Patent defense costs have been incurred in connection with a Complaint filed on August 7, 2013 related to patents for Oxtellar XR (see Part II, Item I, Legal Proceedings). The following sets forth the gross carrying amount and related accumulated amortization of these intangible assets, in thousands:

		March 31, 2014
		(unaudited)		December 31, 2013
	Weighted-	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Average Life	Amount	Amortization	Amount	Amortization

Purchased patents	10.0	$2,292	$1,896	$2,292	$1,838
Patent defense costs(1)		$1,761	$—	$704	$—

(1)           Amortization of capitalized patent defense costs will begin upon successful outcome of the on-going litigation.  Three U.S. patents have been issued covering Oxtellar XR, providing patent protection through 2027.

Amortization expense was approximately $57,000 for each of the three months ended March 31, 2014 and 2013. The estimated annual aggregate amortization expense through December 31, 2015 is $229,000.

There were no indicators of impairment identified at March 31, 2014 or December 31, 2013.

7.  Accrued Liabilities

Accrued liabilities are comprised of the following (and are included within the accounts payable and accrued expenses line item on the consolidated balance sheets), in thousands:

	March 31,	December 31,
	2014	2013
	(unaudited)

Accrued clinical trial and clinical supply costs	$538	$2,253
Accrued compensation	3,829	5,016
Accrued rebates and allowances	2,817	1,903
Accrued product costs	517	2,503
Accrued sales and marketing expenses	1,540	1,077
Accrued interest	1,251	619
Other accrued liabilities	1,998	1,801
	$12,490	$15,172

Accrued clinical trial and clinical supply costs consist primarily of investigator fees, contract research organization services, contract manufacturing, pass-through costs and laboratory costs.  Other accrued liabilities consist primarily of professional fees, distribution fees, and miscellaneous accrued expenses.

8.   Convertible Senior Secured Notes

The table below summarizes how the issuance of the Notes is reflected in the balance sheet at March 31, 2014, in thousands:

Gross proceeds	$90,000
Initial value of interest make-whole derivative reported as debt discount	(9,270)
Conversion option reported as debt discount and APIC	(22,336)
Conversion of debt to equity - principal	(40,492)
Conversion of debt to equity - debt discount	13,833
Amortization of debt discount	2,658
December 31, 2013 carrying value	34,393

Conversion of debt to equity - principal	(9,467)
Conversion of debt to equity - debt discount	2,908
Amortization of debt discount	524
March 31, 2014 carrying value	$28,358

During the three month period ended March 31, 2014, approximately $9.5 million of the Notes were presented to the Company for conversion. Accordingly, the Company issued approximately 1.8 million shares of common stock in conversion of the principal amount of the Notes.  The Company issued an additional 0.3 million shares of common stock in settlement of the interest make-whole provision related to the converted Notes.  As a result of the conversions, the Company incurred an approximately $1.7 million loss on extinguishment of debt during the three months ended March 31, 2014.

9. Share-Based Payments

The Company has adopted the Supernus Pharmaceuticals, Inc. 2012 Equity Incentive Plan (the “2012 Plan”), which is stockholder-approved, and provides for the grant of stock options and certain other awards, including stock appreciation rights (“SAR”), restricted and unrestricted stock, stock units, performance awards, cash awards and other awards that are convertible into or otherwise based on the Company’s common stock, to the Company’s key employees, directors, and consultants and advisors.  The 2012 Plan is administered by the Company’s Board of Directors and provides for the issuance of up to 2,500,000 shares of the Company’s Common Stock. Option awards are granted with an exercise price equal to the estimated fair value of the Company’s Common Stock at the grant date; those option awards generally vest in four annual installments, starting on the first anniversary of the date of grant and have ten-year contractual terms. The 2012 Plan provides for the issuance of Common Stock of the Company upon the exercise of stock options. Share-based compensation recognized related to the grant of employee and non-employee stock options, SAR, and non-vested stock was as follows, in thousands:

	Three Months ended March 31,
	2014	2013
	(unaudited)

Research and development	$184	$114
Selling, general and administrative	483	223
Total	$667	$337

The following table summarizes stock option and SAR activity:

			Weighted-
		Weighted-	Average
	Number of	Average	Remaining
	Options and SAR	Exercise Price	Contractual Term

Outstanding, December 31, 2013	1,463,043	$7.27	8.51
Granted (unaudited)	618,285	$9.33
Exercised (unaudited)	(2,386)	$2.48
Forfeited or expired (unaudited)	(15,034)	$8.02
Outstanding, March 31, 2014 (unaudited)	2,063,908	$7.89	8.73

As of December 31, 2013
Vested and expected to vest	1,425,752	$7.26	8.50
Exercisable	256,227	$4.47	6.44

As of March 31, 2014
Vested and expected to vest (unaudited)	2,003,361	$7.87	8.71
Exercisable (unaudited)	509,444	$6.18	7.52

10. Loss Per Share

Basic loss per common share is determined by dividing loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period, without consideration of common stock equivalents. Diluted loss per share is computed by dividing the loss attributable to common stockholders by the weighted-average number of common share equivalents outstanding for the period. The treasury stock method is used to determine the dilutive effect of the Company’s stock option grants, SAR, potential Employee Stock Purchase Plan (ESPP) awards and warrants, and the if-converted method is used to determine the dilutive effect of the Company’s Notes. The following common stock equivalents were excluded in the calculation of diluted loss per share because their effect would be anti-dilutive as applied to the net loss for the periods ending March 31, 2014 and 2013:

	Three Months ended March 31,
	2014	2013
Shares Underlying Convertible Senior Secured Notes	7,556,001	—
Warrants to Purchase Common Stock	21,273	15,276
Stock Options, Stock Appreciation Rights, Non-vested Stock Options, and ESPP Awards	356,364	190,418

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to help the reader understand the results of operations and financial condition of the Company. The interim financial statements included in this report and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our audited consolidated financial statements and notes thereto for the year ended December 31, 2013 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 21, 2014.  In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. These forward-looking statements may include declarations regarding the Company’s belief or current expectations of management, such as statements including the words “budgeted,” “anticipate,” “project,” “estimate,” “expect,” “may,” “believe,” “potential,” and similar statements or expressions are intended to be among the statements that are forward-looking statements, as such statements reflect the reality of risk and uncertainty that is inherent in the Company’s business. Actual results may differ materially from those expressed or implied by such forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which are made as of the date this report was filed with the Securities and Exchange Commission. Our actual results and the timing of events could differ materially from those discussed in our forward-looking statements as a result of many factors, including those set forth under the “Risk Factors” section of our Annual Report on Form 10-K and elsewhere in this report as well as in other reports and documents we file with the Securities and Exchange Commission from time to time. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances occurring after the date of this Quarterly Report on Form 10-Q.

Solely for convenience, in this Form 10-Q the trade names are referred to without the TM symbols and the trademark registrations are referred to without the circled R, but such references should not be construed as any indicator that the Company will not assert, to the fullest extent under applicable law, our rights thereto.

Overview

We are a specialty pharmaceutical company focused on developing and commercializing products for the treatment of central nervous system, or CNS, diseases. In 2013, we launched Oxtellar XR (extended-release oxcarbazepine) and Trokendi XR (extended-release topiramate), our two novel treatments for epilepsy.

In addition, we are developing multiple product candidates in psychiatry to address the large, unmet clinical need and  market opportunity in the treatment of attention deficit hyperactivity disorder, or ADHD, including impulsive aggression in patients with ADHD.

Marketed Products. Oxtellar XR and Trokendi XR are the first once-daily extended release oxcarbazepine and topiramate products, respectively, indicated for epilepsy in the U.S. market. The products are differentiated from the immediate release products by offering once-daily dosing and unique pharmacokinetic profiles that can be very important for patients with epilepsy. A once-daily dosing regimen has been shown to improve compliance allowing patients to more completely benefit from their medications, and the unique smooth and steady pharmacokinetic profiles avoid the blood level fluctuations that are associated with immediate release products and their symptomatic side effects. To date, we have received positive feedback from patients and physicians regarding the benefits of and clinical outcomes they are experiencing with our products, and no new safety signals have arisen.

We expect the number of prescriptions filled for Oxtellar XR and Trokendi XR to increase throughout 2014, especially as we complete the expansion of our sales force in the first half of 2014.  Total prescriptions, as reported by IMS Health, or IMS, (aggregating Trokendi XR and Oxtellar XR), grew from 21,110 during the three months ended December 31, 2013 to 30,208 during the three months ended March 31, 2014, an increase of 43.1%.

Alternatively, data from Wolters-Kluwer/Symphony show 32,063 prescriptions filled for the three months ended March 31, 2014 representing a growth of 49.5% as compared to the three months ended December 31, 2013, which totaled 21,450 prescriptions filled.

We have our own specialty sales force promoting both products in the U.S. market, and we expect this sales force to more than 150 sales representatives by the mid-2014. We have incurred significant losses from operations in 2013 and the first three months of 2014 as part of our investment in and commitment to successful product launches for Oxtellar XR and Trokendi XR as well as expenditures to develop our product candidates.  We expect to continue to experience losses from operations in 2014, although we expect to be cash flow break even by year-end 2014.

We believe our current working capital, along with increased revenues from increasing product sales, will be sufficient to finance the Company through the end of 2014. Beyond year end 2014, we expect the business to be cash flow positive.

The Company received a Paragraph IV Notice Letter on June 26, 2013 against two of its Oxtellar XR Orange Book patents from generic drug makers Watson Laboratories, Inc. — Florida (“WLF”).  On August 7, 2013, the Company filed a lawsuit against Actavis, Inc., WLF, Actavis Pharma, Inc., Watson Laboratories, Inc., and Anda, Inc. (collectively “Watson”) alleging infringement of two patents that are listed in the FDA’s Orange Book covering its antiepileptic drug Oxtellar XR. Supernus’s United States Patent Nos. 7,722,898 and 7,910,131 (“the patents-in-suit”) generally cover once-a-day oxcarbazepine formulations and methods of treating seizures using those formulations. We have since listed a third patent, United States Patent No. 8,617,600 issued on December 31, 2013, in the FDA’s Orange Book covering Oxtellar XR.  The Company received a second Paragraph IV Notice Letter on February 20, 2014 against this Orange Book patent from WLF.  On March 28, 2014, the Company filed a second lawsuit against Watson alleging infringement of this patent.  All three patents do not expire until April 13, 2027.  Although these cases are in their early stages, we believe that we will be successful in the defense of our patents.  However, in the event that we are not successful in upholding each of these patents, our future revenue from Oxtellar XR may be adversely affected, which could increase our expected net losses.  (See Part II, Item 1, Legal Proceedings for additional information.)

Product Candidates. In addition to our marketed products, we continue to develop our product candidates SPN-810 and SPN-812. We are developing SPN-810 (molindone hydrochloride) as a treatment for impulsive aggression in patients with well controlled ADHD. We completed a Phase IIb trial in 2012 demonstrating both safety and efficacy.  As a result of a September 2013 scientific meeting with the FDA, we are now designing a Phase III protocol which will undergo a Special Protocol Assessment.  We expect patient dosing to commence during 2015.

We are developing SPN-812 as a non-stimulant treatment for ADHD. We completed a Phase IIa proof of concept trial for SPN-812 in 2011, demonstrating efficacy versus placebo and we have completed the development of several extended release formulations that are being tested in a multi-dose steady state pharmacokinetic study to select the final product formulation for a Phase IIb trial.  We held a pre-IND (investigational new drug application) meeting with the FDA for the extended release program in June 2013.

We expect to incur significant research and development expenses related to the continued development of each of our product candidates.

Our partner United Therapeutics announced that the FDA has approved Orenitram (treprostinil).  The launch of this product is expected to occur in 2014, which will trigger a milestone payment of $2.0 million.  We are entitled to receive milestone payments and royalties for use of this formulation in other indications.

Critical Accounting Policies and the Use of Estimates

The significant accounting policies and basis of presentation for our consolidated financial statements are described in Note 2 “Summary of Significant Accounting Policies”. The preparation of our financial statements in accordance with U.S. generally accepted accounting principles, or GAAP, requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses and the disclosure of contingent assets and liabilities in our financial statements. Actual results could differ from those estimates.

We believe the following accounting policies and estimates to be critical:

Inventories

We carry inventories at the lower of cost or market using the first-in, first-out method.  Inventory values include materials, labor, and other direct and indirect overhead. Inventory is evaluated for impairment through consideration of factors such as net realizable value, obsolescence and expiry. Our inventories have values that do not exceed either replacement cost or net realizable value. We believe Oxtellar XR and Trokendi XR have limited risk of obsolescence or expiry based on current demand, our projection for future demand, and product dating.

Revenue Recognition and Deferred Revenue

At the present time, the Company records Trokendi XR shipments to wholesalers as deferred revenue; i.e., sales price net of known sales deductions (e.g. prompt pay discounts and other similar charges). As Trokendi XR was launched in the second half of 2013, we lack the experiential data which would allow us to estimate all remaining sales rebates, allowances and returns.  Accordingly, we must wait until these data become available to the Company.  Because this occurs approximately eight weeks after the close of the quarter, the Company currently delays recognition of revenue on Trokendi XR until the subsequent fiscal quarter.  In addition, rather than recognize revenue upon shipments to wholesalers, the Company currently recognizes Trokendi XR revenue upon filling prescriptions at pharmacies, because prescriptions filled at the pharmacy level have no remaining right of return.

We expect to continue to report revenue based on Trokendi XR prescriptions filled at the pharmacy level on a quarter lag basis until sufficient experience with rebates, allowances and net sales deductions is assembled to allow reporting of revenue based on shipments to wholesalers (i.e., contemporaneous basis).  We expect that this may occur by the second quarter of 2014.  We expect to recognize higher levels of revenue during the quarter when the change to contemporaneous recognition becomes effective.

The Company recognizes revenue for Oxtellar XR based on shipment to distributors as we have sufficient historical experience to estimate sales deductions, allowances and returns.

For a complete description of the Trokendi XR and Oxtellar XR gross revenue and gross to net adjustments see Part I, Item 1, Financial Statements and Supplemental Data, Note 2, Revenue Recognition on Product Sales.

Results of Operations

Comparison of the Three Months Ended March 31, 2014 and March 31, 2013

	Three Months ended March 31,		Increase/
	2014	2013	(decrease)
	(unaudited)
	(in thousands)
Revenues:
Net product sales	$8,995	$—	8,995
Licensing revenue	86	147	(61)
Total revenues	9,081	147
Costs and expenses
Cost of product sales	494	—	494
Research and development	4,482	4,522	(40)
Selling, general and administrative	17,527	13,533	3,994
Total costs and expenses	22,503	18,055
Operating loss	(13,422)	(17,908)
Interest income and other income (expense), net	102	141	(39)
Interest expense	(1,207)	(727)	(480)
Changes in fair value of derivative liabilities	677	80	597
Loss on extinguishment of debt	(1,693)	—	(1,693)
Total other expenses	(2,121)	(506)
Net loss	$(15,543)	$(18,414)

Revenues.  Our net product sales of $9.0 million for the three months ended March 31, 2014 are based on $4.9 million of revenue from shipments of Oxtellar XR to distributors, less estimates for discounts, rebates, other sales deductions and returns, and $4.1 million of revenue for Trokendi XR prescriptions filled at the pharmacy level, during the fourth quarter of 2013, net of sales deductions.

Shipments of Oxtellar XR during the first quarter of 2014 of $4.9 million increased by $1.0 million, or 25%, as compared to fourth quarter 2013 shipments of $3.9 million.

Research and Development Expense.  Research and development expenses during the three months ended March 31, 2014 were $4.5 million, essentially unchanged from prior year.

Selling, General and Administrative Expenses.  Our selling, general and administrative expenses were $17.5 million during the three months ended March 31, 2014 as compared to $13.5 million for the three months ended March 31, 2013, an increase of $4.0 million or 29.5%.  This increase was mainly due to the ongoing expansion of our sales force during the three months ended March 31, 2014, and an increase in marketing expenses focused on creating promotional and marketing related programs in support of the launch and commercialization of Oxtellar XR and Trokendi XR.

Interest Expense.    Interest expense was $1.2 million during the three months ended March 31, 2014 as compared to $0.7 million for the three months ended March 31, 2013. The increase of $0.5 million was primarily due to the interest relating to the $90.0 million aggregate principal amount of 7.50% Convertible Senior Secured Notes due 2019, or the Notes, which were issued in May 2013.  Through March 31, 2014, approximately $50.0 million of Notes had been converted into equity.

Changes in Fair Value of Derivative Liability.  We recognized a non-cash credit of $0.7 million associated with the interest make-whole derivative liability related to our Notes during the three months ended March 31, 2014, primarily due to the passage of time as our stock price remains above the $5.30 conversion price.

Loss on Extinguishment of Debt.  During the three months ended March 31, 2014, we recognized a non-cash charge of $1.7 million related to the conversion of $9.5 million of our Notes.

Net Loss.   We incurred a net loss of $15.5 million during the three months ended March 31, 2014 as compared to net loss of $18.4 million during the three months ended March 31, 2013, a decrease of $2.9 million or 15.6%.  This decrease in net loss was due to the revenue generated from our two commercial products, Oxtellar XR and Trokendi XR, offset by the hiring of our sales force as well as an increase in marketing costs associated with the commercialization activities.

Liquidity and Capital Resources

Our working capital at March 31, 2014 was $52.8 million, a decrease of $17.9 million compared to our working capital of $70.8 million at December 31, 2013. This decrease was primarily attributable to the net loss of $15.5 million and patent defense costs of $1.1 million.

We expect to continue to incur significant sales and marketing expenses related to the commercial support of Oxtellar XR and Trokendi XR.  In addition, we expect to incur substantial expenses related to our research and development efforts, primarily related to development of SPN-810 and SPN-812 as we continue to advance these clinical programs.

In addition to revenues, we have historically financed our business through the sale of our debt and equity securities.  On May 3, 2013, we issued $90.0 million aggregate principal amount of Notes.  We issued the Notes under an Indenture, dated May 3, 2013, or the Indenture, that we entered into with U.S. Bank National Association, as Trustee and Collateral Agent.

The Notes provide for 7.50% interest per annum on the principal amount of the Notes, payable semi-annually in arrears on May 1 and November 1 of each year, beginning on November 1, 2013.  Interest will accrue on the Notes from and including May 3, 2013 and the Notes will mature on May 1, 2019, unless earlier converted, redeemed or repurchased by the Company.  The Notes are secured by a first-priority lien, other than customary permitted liens, on substantially all of our and our domestic subsidiaries’ assets, whether now owned or hereafter acquired.  For a full description of the Notes and the Indenture, see Note 8 to the Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Through March 31, 2014, holders of the Notes have converted a total of approximately $50.0 million of the Notes. Cumulatively, through March 31, 2014, we issued a total of approximately 9.4 million shares of common stock in conversion of the principal amount of the Notes and issued an additional 1.6 million shares of common stock and paid approximately $1.7 million cash in settlement of the interest make-whole provision related to the converted Notes.

We believe our current working capital, along with increased revenues from increasing product sales, will be sufficient to finance the Company through the end of 2014, by which time we project to be cash flow break even. Beyond year end 2014, we expect the business to be cash flow positive.

Cash Flows

The following table sets forth the major sources and uses of cash for the periods set forth below, in thousands:

	Three Months ended March 31,		Increase
	2014	2013	(decrease)
	(unaudited)
Net cash (used in) provided by:
Operating activities	$(19,104)	$(17,223)	(1,881)
Investing activities	(1,629)	(3,149)	1,520
Financing Activities	5	(1,021)	1,026

Net decrease in cash and cash equivalents	$(20,728)	$(21,393)

Operating Activities

Net cash used in operating activities is comprised of two components; cash related operating loss and cash used/provided by changes in working capital.  Results for the three months ended March 31, 2014 and March 31, 2013 are summarized below, in thousands:

	Three Months ended March 31,		Increase
	2014	2013	(decrease)
	(unaudited)

Cash related operating loss	$(13,058)	$(17,943)	(4,885)

Cash used in/provided by changes in working capital	(6,046)	720	6,766

Net cash used in operating activities	$(19,104)	$(17,223)

The quarter over quarter increase in cash related loss is predominantly driven by increased sales and marketing expenditures associated with the commercialization of Oxtellar XR and Trokendi XR in 2014.

The changes in certain operating assets and liabilities are, in thousands:

	Three Months ended March 31,
	2014	2013	Explanation of Change
	(unaudited)

Increase in accounts receivable	$(4,671)	$(1,650)	Shipment of additional product to wholesalers.
Increase in inventory	(805)	(1,961)	Build up of inventory for product sales.
(Decrease)/increase in accounts payable and accrued expenses	(3,656)	238	Decreases due to corporate bonus payments in the first quarter of 2014; reduction in clinical trial activities; marketing/promotional activities.
Increase in deferred product and licensing revenue	4,322	3,924	Sales price (net of expected cost) and licensing agreements.
Other	(1,236)	169
	$(6,046)	$720

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

Net cash used in investing activities for the three months ended March 31, 2014 consisted of $1.6 million related to: the increase in patent defense costs of $1.1 million; marketable securities holdings increased by $0.3 million, and property and equipment purchases of $0.3 million.  Cash used in investing activities for the three months ended March 31, 2013 of $3.1 million related to the increase in marketable securities of $2.7 million and property and equipment purchases of $0.4 million.

Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2014 was $5,000, primarily the result of the issuance of common stock.  For the three months ended March 31, 2013, net cash used of $1.0 million consisted of proceeds from the issuance of common stock of $1.9 million offset by $2.9 million in repayment of secured notes payable and financing costs.

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

Jumpstart Our Business Startups Act of 2012

The JOBS Act permits an “emerging growth company” such as ours to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies. We have chosen to “opt out” of this provision.  As a result, we will comply with new or revised accounting standards as required when they are adopted. This decision to opt out of the extended transition period under the JOBS Act is irrevocable.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The primary objective of our investment activities is to preserve our capital to fund operations. We also seek to maximize income from our investments without assuming significant risk. Our exposure to market risk is confined to our cash, cash equivalents, marketable securities and long term marketable securities. As of March 31, 2014, we had unrestricted cash, cash equivalents, marketable securities and long term marketable securities of $70.5 million. We do not engage in any hedging activities against changes in interest rates. Because of the short-term maturities of our cash, cash equivalents and marketable securities and because we hold these securities to maturity, we do not believe that an increase in market rates would have any significant impact on the realized value of our investments. We do not have any currency or other derivative financial instruments other than the outstanding warrants to purchase common stock and the interest make-whole payment associated with our Notes.

We contract with contract research organizations and investigational sites globally. We may be subject to fluctuations in foreign currency rates in connection with these agreements, primarily with respect to Euro denominated contracts. We do not hedge our foreign currency exchange rate risk. A hypothetical 10% appreciation in Euro exchange rates against the U.S. dollar from prevailing market rates would have increased our net loss by approximately $12,000 for the three months ended March 31, 2014. Conversely, a hypothetical 10% depreciation in Euro exchange rates against the U.S. dollar from prevailing market rates would have decreased our net loss by approximately $12,000 for the three months ended March 31, 2014. We do not believe that inflation and changing prices over the three months ended March 31, 2014 and 2013 had a significant impact on our consolidated results of operations.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

We conducted an evaluation, and under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(b) and 15d-15(b) under the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2014.

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

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal control over financial reporting during the three months ended March 31, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

From time to time and in the ordinary course of business, we are subject to various claims, charges and litigation. We may be required to file infringement claims against third parties for the infringement of our patents. The Company received a Paragraph IV Notice Letter against two of our Oxtellar XR Orange Book patents (United States Patent Nos. 7,722,898 and 7,910,131) from generic drug maker Watson Laboratories, Inc. — Florida (“WLF”) on June 26, 2013.  On August 7, 2013, the Company filed a lawsuit against Actavis, Inc., WLF, Actavis Pharma, Inc., Watson Laboratories, Inc., and Anda, Inc. (collectively “Watson”) alleging infringement of United States Patent Nos. 7,722,898 and 7,910,131. The Company received a second Paragraph IV Note Letter against our later-issued Oxtellar XR Orange Book Patent (United States Patent No. 8,617,600). The Company’s United States Patent Nos. 7,722,898, 7,910,131 and 8,617,600 generally cover once-a-day oxcarbazepine formulations and methods of treating seizures using those formulations.  The FDA Orange Book lists all three of the Company’s Oxtellar XR patents as expiring on April 13, 2027.

Both Complaints—filed in the U.S. District Court for the District of New Jersey—allege, inter alia, that Watson infringed our Oxtellar XR patents by submitting to the Food and Drug Administration (“FDA”) an Abbreviated New Drug Application (“ANDA”) seeking to market a generic version of Oxtellar XR prior to the expiration of our patents.  Filing its August 7, 2013 Complaint within 45 days of receiving Watson’s Paragraph IV certification notice entitles Supernus to an automatic stay preventing the FDA from approving Watson’s ANDA for 30 months from the date of our receipt of Watson’s first Paragraph IV certification notice.  On September 25, 2013, Watson answered the August 7, 2013 complaint, denying the substantive allegations of that Complaint.  One defendant, WLF, asserted Counterclaims, seeking declaratory judgments of non-infringement and invalidity of United States Patent Nos. 7,722,898 and 7,910,131.  On October 30, 2013, the Company filed its Reply, denying the substantive allegations of that Complaint.  One defendant, WLF, asserted Counterclaims seeking declaratory judgments of non-infringement and invalidity of United Sates Patent No. 8,617,600. Both cases are in their early stages and discovery is proceeding.

Item 1A. Risk Factors

Investing in our common stock involves a high degree of risk. Before making an investment decision, you should carefully consider the information we include in this Quarterly Report on Form 10-Q, including our condensed consolidated financial statements and related notes, and the additional information in the other reports we file with the Securities and Exchange Commission along with the risks described in our Annual Report on Form 10-K for the year ended December 31, 2013. These risks may result in material harm to our business and our financial condition and results of operations. In this event, the market price of our common stock may decline and you could lose part or all of your investment.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)                                 Sales of Unregistered Securities.

During the three months ended March 31, 2014, the Company granted options to employees and directors to purchase an aggregate of 618,285 shares of common stock at exercise prices between $9.24 per share and $10.02 per share.  The options are exercisable for a period of ten years from the grant date.  These issuances were exempt from registration in reliance on Section 4(a)(2) of the Securities Act as transactions not involving any public offering.

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

SUPERNUS PHARMACEUTICALS, INC.

DATED: May 13, 2014	By:	/s/ Jack A. Khattar
Jack A. Khattar
President, Secretary and Chief Executive Officer

DATED: May 13, 2014	By:	/s/ Gregory S. Patrick
Gregory S. Patrick
Vice President and Chief Financial Officer

EXHIBIT INDEX

Number	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document