Form 10-Q
period 2014-06-30
SUPERNUS PHARMACEUTICALS INC
filed 2014-08-12
CIK 1356576

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of the close of business on July 31, 2014 was 42,921,376.

SUPERNUS PHARMACEUTICALS, INC.

FORM 10-Q — QUARTERLY REPORT

FOR THE QUARTERLY PERIOD ENDED June 30, 2014

PART I — FINANCIAL INFORMATION

Supernus Pharmaceuticals, Inc.

Consolidated Balance Sheets

(in thousands, except share amounts)

	June 30,	December 31,
	2014	2013
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$11,956	$32,980
Marketable securities	35,314	49,211
Accounts receivable, net	10,854	5,054
Interest receivable	496	483
Inventories	10,101	7,152
Prepaid expenses and other current assets	3,058	2,052
Deferred financing costs, current	202	229
Total current assets	71,981	97,161
Property and equipment, net	2,590	2,554
Intangible assets, net	3,083	1,158
Long term marketable securities	15,462	8,756
Other non-current assets	361	361
Deferred financing costs, long-term	713	1,005
Total assets	$94,190	$110,995

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$19,044	$18,314
Deferred product revenue, net	—	7,882
Deferred licensing revenue	143	204
Total current liabilities	19,187	26,400
Deferred licensing revenue, net of current portion	1,345	1,417
Convertible notes, net of discount	28,671	34,393
Other non-current liabilities	2,784	2,677
Derivative liabilities	8,834	12,644
Total liabilities	60,821	77,531

Stockholders’ equity:
Common stock, $0.001 par value, 130,000,000 shares authorized at June 30, 2014 and December 31, 2013; 42,139,463 and 39,983,437 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	42	40
Additional paid-in capital	224,196	211,952
Accumulated other comprehensive income	1	—
Accumulated deficit	(190,870)	(178,528)
Total stockholders’ equity	33,369	33,464
Total liabilities and stockholders’ equity	$94,190	$110,995

See accompanying notes.

Supernus Pharmaceuticals, Inc.

Consolidated Statements of Operations

(in thousands, except share and per share data)

	Three Months ended June 30,		Six Months ended June 30,
	2014	2013	2014	2013
	(unaudited)		(unaudited)

Revenue
Net product sales	$27,609	$154	$36,604	$154
Licensing revenue	2,066	127	2,152	274

Total revenue	29,675	281	38,756	428

Costs and expenses
Cost of product sales	1,661	4	2,155	4
Research and development	4,677	3,542	9,159	8,065
Selling, general and administrative	19,581	12,214	37,109	25,747

Total costs and expenses	25,919	15,760	48,423	33,816

Operating income (loss)	3,756	(15,479)	(9,667)	(33,388)
Other income (expense)
Interest income	85	55	187	107
Interest expense	(1,278)	(2,144)	(2,485)	(2,872)
Changes in fair value of derivative liabilities	678	(8,619)	1,355	(8,540)
Loss on extinguishment of debt	(39)	(1,162)	(1,732)	(1,162)
Other income	—	(8)	—	84

Total other expense	(554)	(11,878)	(2,675)	(12,383)

Net income (loss)	$3,202	$(27,357)	$(12,342)	$(45,771)

Income (loss) per common share:
Basic	$0.08	$(0.89)	$(0.30)	$(1.48)
Diluted	$0.08	$(0.89)	$(0.30)	$(1.48)

Weighted-average number of common shares:
Basic	42,056,285	30,897,075	41,595,232	30,886,309
Diluted	42,372,137	30,897,075	41,595,232	30,886,309

See accompanying notes.

Supernus Pharmaceuticals, Inc.

Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

	Three Months ended June 30,		Six Months ended June 30,
	2014	2013	2014	2013
	(unaudited)		(unaudited)

Net income (loss)	$3,202	$(27,357)	$(12,342)	$(45,771)
Other comprehensive income (loss):
Unrealized net gain (loss) on marketable securities	—	(147)	1	(178)
Other comprehensive income (loss)	—	(147)	1	(178)

Comprehensive income (loss)	$3,202	$(27,504)	$(12,341)	$(45,949)

See accompanying notes.

Supernus Pharmaceuticals, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Six Months ended June 30,
	2014	2013
	(unaudited)
Cash flows from operating activities
Net loss	$(12,342)	$(45,771)

Adjustments to reconcile loss to net cash used in operating activities:
Loss on extinguishment of debt	1,732	1,162
Change in fair value of derivative liabilities	(1,355)	8,540
Unrealized gain (loss) on marketable securities	1	(178)
Depreciation and amortization	460	326
Amortization of deferred financing costs and debt discount	1,087	887
Stock-based compensation expense	1,319	769
Changes in operating assets and liabilities:
Accounts receivable	(5,800)	(537)
Interest receivable	(13)	(127)
Inventories	(2,949)	(3,163)
Prepaid expenses and other assets	(1,006)	(918)
Accounts payable and accrued expenses	730	1,341
Deferred product revenue, net	(7,882)	3,967
Deferred licensing revenue	(133)	246
Other non-current liabilities	107	478
Net cash used in operating activities	(26,044)	(32,978)

Cash flows from investing activities
Purchases of marketable securities	(19,902)	(61,004)
Sales and maturities of marketable securities	27,093	24,413
Purchases of property and equipment, net	(381)	(1,037)
Capitalized patent defense costs	(2,040)	—
Net cash provided by (used in) investing activities	4,770	(37,628)

Cash flows from financing activities
Proceeds from issuance of common stock	251	2,153
Proceeds from convertible debt issuance	—	90,000
Cash settlement of debt to equity conversion	(1)	—
Repayment of secured notes payable	—	(24,344)
Financing costs and underwriters discounts	—	(3,598)
Net cash provided by financing activities	250	64,211

Net change in cash and cash equivalents	(21,024)	(6,395)
Cash and cash equivalents at beginning of period	32,980	40,302
Cash and cash equivalents at end of period	$11,956	$33,907

Supplemental cash flow information:
Cash paid for interest	$1,502	$975

Noncash financial activity:
Conversion of convertible notes	$10,676	$—
Initial value of interest make-whole derivative
issued in connection with the convertible debt	$—	$9,270

See accompanying notes.

Supernus Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements

For the Three and Six Months Ended June 30, 2014 and 2013
(unaudited)

1.  Organization and Business

Supernus Pharmaceuticals, Inc. (the Company) is a specialty pharmaceutical company focused on developing and commercializing products for the treatment of central nervous system diseases, including neurological and psychiatric disorders.  The Company markets two epilepsy products, Oxtellar XR and Trokendi XR, and has several proprietary product candidates in clinical development that address the psychiatry market.

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

As permitted under Generally Accepted Accounting Principles in the United States (U.S. GAAP), certain notes and other information have been omitted from the interim consolidated financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

In the opinion of management, the consolidated financial statements reflect all adjustments necessary to fairly present the Company’s financial position, results of operations, and cash flows for the periods presented. These adjustments are of a normal recurring nature.  The Company currently operates in one business segment.

The results of operations for the three and six months ended June 30, 2014 are not necessarily indicative of the Company’s future financial results.

Accounts Receivable, net

Accounts receivable are reported in the consolidated balance sheets at outstanding amounts, less allowances for doubtful accounts and prompt pay discounts. The Company extends credit without requiring collateral. The Company writes off uncollectible receivables when the likelihood of collection is remote. The Company evaluates the collectability of accounts receivable on a regular basis. An allowance, when needed, is based upon various factors including the financial condition and payment history of customers, an overall review of collections experience on other accounts, and economic factors or events expected to affect future collections experience. No accounts have been written off in 2014 or 2013.  No allowance for uncollectible receivables is recorded at June 30, 2014 or December 31, 2013.  The Company recorded an allowance of approximately $0.2 million and $0.1 million for expected prompt-pay discounts as of June 30, 2014 and December 31, 2013, respectively.

Revenue Recognition on Product Sales

Revenue from product sales is recognized when persuasive evidence of an arrangement exists; delivery has occurred and title of the product and associated risk of loss has passed to the customer; the price is fixed or determinable; collection from the customer has been reasonably assured; all performance obligations have been met; and returns and allowances can be reasonably estimated. Product sales are recorded net of estimated rebates, chargebacks, discounts, co-pay assistance and other deductions (collectively, “sales deductions”) as well as estimated product returns.

Our products are distributed through wholesalers and pharmaceutical distributors. Each of these wholesalers and distributors will take title and ownership of the product upon physical receipt of the product and then distribute our products to pharmacies.  Beginning in the fourth quarter of 2013, the Company began recognizing revenue for Oxtellar XR, net of estimated sales deductions, at the time of shipment to wholesalers. Beginning in the second quarter of 2014, the Company began recognizing revenue for Trokendi XR, net of estimated sales deductions, at the time of shipment to wholesalers.

Change in Accounting Estimate

During the second quarter of 2014 the Company changed an accounting estimate regarding revenue recognition on product sales for Trokendi XR, which was launched in August 2013.  The Company now recognizes revenue from Trokendi XR based on shipments to wholesalers, because the Company now has sufficient historical experience to estimate sales deductions.  Previously, revenue was recognized based on prescriptions filled during the prior quarter.  The effect of this change was to increase net product sales by $15.4 million and cost of product sales by $0.9 million for the three and six month periods ended June 30, 2014.

Milestone Payments

Milestone payments on licensing agreements are recognized as revenue when the collaborative partner acknowledges completion of the milestone and substantive effort was necessary to achieve the milestone. Management may recognize revenue contingent upon the achievement of a milestone in its entirety in the period in which the milestone is achieved only if the milestone meets all the criteria to be considered substantive.  The Company recorded $2.0 million in milestone revenue during the three and six months ended June 30, 2014 and no milestone revenue during the three and six months ended June 30, 2013.

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09,  Revenue from Contracts with Customers. ASU 2014-09 will eliminate transaction- and industry-specific revenue recognition  guidance under current GAAP and replace it with a principles-based approach for determining revenue recognition. ASU  2014-09 will require that companies recognize revenue based on the value of transferred goods or services as they occur in the  contract. The ASU also will require additional disclosure about the nature, amount, timing and uncertainty of revenue and cash  flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from  costs incurred to obtain or fulfill a contract. ASU 2014-09 is effective for annual reporting periods beginning after December  15, 2016.  Early adoption is not permitted. Entities can transition to the standard either retrospectively or as a cumulative effect  adjustment as of the date of adoption. Presently, the Company is assessing what effect the adoption of ASU 2014-09 will have on  our consolidated financial statements and accompanying notes.

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

		Fair Value Measurements at
		June 30, 2014
		(unaudited)
			Significant
	Total Carrying	Quoted Prices	Other	Significant
	Value at	in Active	Observable	Unobservable
	June 30,	Markets	Inputs	Inputs
	2014	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and cash equivalents	$11,956	11,956	—	—
Marketable securities	35,314	—	35,314	—
Long term marketable securities	15,462	—	15,462	—
Marketable securities - restricted (SERP)	305	—	305	—
Total assets at fair value	$63,037	$11,956	$51,081	$—
Liabilities:
Derivative liabilities	$8,834	$—	$—	$8,834

		Fair Value Measurements at
		December 31, 2013
			Significant
	Total Carrying	Quoted Prices	Other	Significant
	Value at	in Active	Observable	Unobservable
	December 31,	Markets	Inputs	Inputs
	2013	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and cash equivalents	$32,980	$32,980	$—	$—
Marketable securities	49,211	—	49,211	—
Long term marketable securities	8,756	—	8,756	—
Marketable securities - restricted (SERP)	305	—	305	—
Total assets at fair value	$91,252	$32,980	$58,272	$—
Liabilities:
Derivative liabilities	$12,644	$—	$—	$12,644

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

Level 3 liabilities include the fair market value of the interest make-whole liability associated with the Company’s 7.50% Convertible Senior Secured Notes due 2017 (the Notes) and the outstanding warrants to purchase Common Stock, which are recorded as derivative liabilities. The fair value of the common stock warrant liability was calculated using a Monte-Carlo simulation with a Black-Scholes model with the following assumptions as of June 30, 2014:

Exercise Price	$4 - $5 per share
Volatility	50%
Stock Price as of June 30, 2014	$10.95 per share
Term	6.5 - 7.5 years
Dividend Yield	0.0%
Risk-Free Rate	2.07% - 2.26%

The fair value of the interest make-whole liability of the Notes was calculated using a binomial-lattice model with the following key assumptions as of June 30, 2014:

Volatility	45%
Stock Price as of June 30, 2014	$10.95 per share
Credit Spread	1041 bps
Term	2.8 years
Dividend Yield	0.0%

Significant changes to these assumptions would result in increases/decreases to the fair value of the derivative liabilities.

Changes in the fair value of the warrants and the interest make-whole liability are recognized as a component of Other Income (Expense) in the Consolidated Statements of Operations. The following table presents information about the Company’s Level 3 liabilities as of December 31, 2013 and June 30, 2014 that are included in the Non-Current Liabilities section of the Consolidated Balance Sheets, in thousands:

Six Months ended
June 30, 2014
(unaudited)

Balance at December 31, 2013	$12,644
Changes in fair value of derivative liabilities included in earnings	(1,355)
Reduction due to conversion of debt to equity	(2,455)
Balance at June 30, 2014	$8,834

The carrying value, face value and estimated fair value of the Notes was approximately $28.7 million, $39.8 million and $90.2 million, respectively, as of June 30, 2014. The fair value was estimated based on actual trade information as well as quoted prices provided by bond traders, which would be characterized within Level 2 of the fair value hierarchy.  This fair value amount gives recognition to the value of the interest make-whole liability and the value of the conversion option.  These items have been accounted for as derivative liabilities and additional paid-in-capital, respectively.

The carrying amounts of other financial instruments, including accounts receivable, accounts payable and accrued expenses approximate fair value due to their short-term maturities.

Unrestricted marketable securities held by the Company were as follows, in thousands:

At June 30, 2014, unaudited:

Available for Sale	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate debt securities	$50,775	$30	$(29)	$50,776

At December 31, 2013:

Available for Sale	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate debt securities	$57,967	$33	$(33)	$57,967

The contractual maturities of the unrestricted marketable securities held by the Company were as follows, in thousands:

June 30, 2014
(unaudited)

Less Than 1 Year	$35,314
1 - 5 Years	15,462
Greater Than 5 Years	—
Total	$50,776

The Company has not experienced any other-than-temporary losses on its marketable securities and restricted marketable securities.  The cost of securities sold is calculated using the specific identification method.

4.  Inventories

Inventories consist of the following, in thousands:

	June 30,	December 31,
	2014	2013
	(unaudited)

Raw materials	$4,799	$3,897
Work in process	2,280	1,347
Finished goods	3,022	1,908
Total	$10,101	$7,152

5.  Property and Equipment

Property and equipment consist of the following, in thousands:

	June 30,	December 31,
	2014	2013
	(unaudited)

Computer equipment	$847	$798
Software	225	209
Lab equipment and furniture	5,065	4,809
Leasehold improvements	2,389	2,329
	8,526	8,145
Less accumulated depreciation and amortization	(5,936)	(5,591)
	$2,590	$2,554

Depreciation expense on property and equipment was approximately $176,000 and $345,000 for the three and six months ended June 30, 2014, respectively, and $105,000 and $211,000 for the three and six months ended June 30, 2013, respectively.

6.  Intangible Assets

The Company purchased certain patents from Shire Laboratories, Inc. pursuant to a 2005 purchase agreement.  These patents are being amortized over the weighted average life of the patents purchased in that transaction.  Patent defense costs have been incurred in connection with complaints related to patents for Oxtellar XR (see Part II, Item I, Legal Proceedings). The following sets forth the gross carrying amount and related accumulated amortization of these intangible assets, in thousands:

		June 30, 2014
		(unaudited)		December 31, 2013
	Weighted-	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Average Life	Amount	Amortization	Amount	Amortization

Purchased patents	10.0	$2,292	$1,953	$2,292	$1,838
Patent defense costs(1)		$2,744	$—	$704	$—

(1)           Amortization of capitalized patent defense costs will begin upon successful outcome of the on-going litigation.  Three U.S. patents have been issued covering Oxtellar XR, providing patent protection through 2027.

Amortization expense was approximately $57,000 for each of the three month periods ended June 30, 2014 and 2013 and was approximately $115,000 for each of the six month periods ended June 30, 2014 and 2013. The estimated annual aggregate amortization expense through December 31, 2015 is $229,000.

There were no indicators of impairment identified at June 30, 2014 or December 31, 2013.

7.  Accrued Liabilities

Accrued liabilities are comprised of the following (and are included within the accounts payable and accrued expenses line item on the consolidated balance sheets), in thousands:

	June 30,	December 31,
	2014	2013
	(unaudited)

Accrued clinical trial and clinical supply costs	$427	$2,253
Accrued compensation	5,415	5,016
Accrued sales rebates and allowances	4,823	1,903
Accrued product costs	2,057	2,503
Accrued sales and marketing expenses	1,309	1,077
Accrued interest	498	619
Other accrued liabilities	2,701	1,801
	$17,230	$15,172

Accrued clinical trial and clinical supply costs consist primarily of investigator fees, contract research organization services, contract manufacturing, pass-through costs and laboratory costs.  Other accrued liabilities consist primarily of professional fees, distribution fees, and miscellaneous accrued expenses.

8.   Convertible Senior Secured Notes

The table below summarizes activity related to the Notes from issuance on May 3, 2013 through June 30, 2014, in thousands:

Gross proceeds	$90,000
Initial value of interest make-whole derivative reported as debt discount	(9,270)
Conversion option reported as debt discount and APIC	(22,336)
Conversion of debt to equity - principal	(40,492)
Conversion of debt to equity - accretion of debt discount	13,833
Accretion of debt discount	2,658
December 31, 2013 carrying value	34,393

Conversion of debt to equity - principal (unaudited)	(9,707)
Conversion of debt to equity - accretion of debt discount (unaudited)	2,977
Accretion of debt discount (unaudited)	1,008
June 30, 2014 carrying value (unaudited)	$28,671

During the six month period ended June 30, 2014, approximately $9.7 million of the Notes were presented to the Company for conversion. Accordingly, the Company issued approximately 1.8 million shares of common stock in conversion of the principal amount of the Notes.  The Company issued an additional 0.3 million shares of common stock in settlement of the interest make-whole provision related to the converted Notes.  As a result of the conversions, the Company incurred an approximately $1.7 million loss on extinguishment of debt during the six months ended June 30, 2014.

9. Share-Based Payments

The Company has adopted the Supernus Pharmaceuticals, Inc. 2012 Equity Incentive Plan (the 2012 Plan), which is stockholder-approved, and provides for the grant of stock options and certain other awards, including stock appreciation rights (SAR), restricted and unrestricted stock, stock units, performance awards, cash awards and other awards that are convertible into or otherwise based on the Company’s common stock, to the Company’s key employees, directors, and consultants and advisors.  The 2012 Plan is administered by the Company’s Board of Directors and provides for the issuance of up to 4,000,000 shares of the Company’s Common Stock. Option awards are granted with an exercise price equal to the estimated fair value of the Company’s Common Stock at the grant date; those option awards generally vest in four annual installments, starting on the first anniversary of the date of grant and have ten-year contractual terms. The 2012 Plan provides for the issuance of Common Stock of the Company upon the exercise of stock options. Share-based compensation recognized related to the grant of employee and non-employee stock options, SAR, and non-vested stock was as follows, in thousands:

	Three Months ended June 30,		Six Months ended June 30,
	2014	2013	2014	2013
	(unaudited)		(unaudited)

Research and development	$162	$131	$320	$239
Selling, general and administrative	448	301	897	530
Total	$610	$432	$1,217	$769

The following table summarizes stock option and SAR activity:

			Weighted-
		Weighted-	Average
	Number of	Average	Remaining
	Options and SAR	Exercise Price	Contractual Term

Outstanding, December 31, 2013	1,463,043	$7.27	8.51
Granted (unaudited)	656,285	$9.23
Exercised (unaudited)	(10,179)	$2.98
Forfeited or expired (unaudited)	(32,720)	$7.49
Outstanding, June 30, 2014 (unaudited)	2,076,429	$7.91	8.52

As of December 31, 2013
Vested and expected to vest	1,425,752	$7.26	8.50
Exercisable	256,227	$4.47	6.44

As of June 30, 2014
Vested and expected to vest (unaudited)	2,022,291	$7.89	8.50
Exercisable (unaudited)	515,995	$6.23	7.36

10.  Income (Loss) Per Share

Basic income/(loss) per common share is determined by dividing loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period, without consideration of common stock equivalents. Diluted loss per share is computed by dividing the loss attributable to common stockholders by the weighted-average number of common share equivalents outstanding for the period. The treasury stock method is used to determine the dilutive effect of the Company’s stock option grants, SAR and warrants, and the if-converted method (which reflects a calculated loss on debt extinguishment) is used to determine the dilutive effect of the Company’s Notes. The following common stock equivalents were excluded in the calculation of diluted loss per share because their effect would be anti-dilutive for the periods ended June 30, 2014 and 2013:

	Three Months ended June 30,		Six Months ended June 30,
	2014	2013	2014	2013
	(unaudited)		(unaudited)

Shares underlying Convertible Senior Secured Notes	7,548,143	11,011,300	7,733,266	5,536,068
Warrants to purchase common stock	20,571	9,543	20,928	12,592
Stock options, stock appreciation rights, and non-vested stock options	—	137,349	259,478	160,061

The following table sets forth the computation of basic and diluted net income per share for the quarter ended June 30, 2014, unaudited, in thousands, except share and per share amounts:

Three Months ended June 30,
2014
(unaudited)

Numerator, in thousands:
Net income	$3,202

Denominator:
Weighted average shares outstanding, basic	42,056,285

Effect of dilutive potential common shares:
Stock options, Stock appreciation rights, and non-vested stock options	315,852
Total dilutive potential common shares	315,852
Weighted average shares outstanding, diluted	42,372,137

Net income per share, basic	$0.08
Net income per share, diluted	$0.08

11. Subsequent Events

In July 2014, the Company entered into a Royalty Interest Acquisition Agreement with HealthCare Royalty Partners III, L.P. (HC Royalty).  Pursuant to this Agreement, HC Royalty made a $30.0 million cash payment to the Company in consideration for acquiring from the Company certain royalty and milestone rights related to the commercialization of Orenitram™ (treprostinil) Extended-Release Tablets by the Company’s partner United Therapeutics Corporation. The Company will retain full ownership of the royalty rights after a certain threshold has been reached per the terms of the Agreement. The Company anticipates using these funds primarily to strengthen the balance sheet and enhance financial flexibility.

During the period from July 1, 2014 to August 8, 2014 holders of the Notes converted approximately $3.7 million of the Notes and the Company issued a total of approximately 0.7 million shares of common stock in conversion of the principal amount of the Notes and accrued interest thereon, and issued an additional 0.1 million shares of common stock in settlement of the interest make-whole provision related to the converted Notes.

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

Solely for convenience, in this Quarterly Report on Form 10-Q the trade names are referred to without the TM symbols and the trademark registrations are referred to without the circled R, but such references should not be construed as any indicator that the Company will not assert, to the fullest extent under applicable law, our rights thereto.

Overview

We are a specialty pharmaceutical company focused on developing and commercializing products for the treatment of central nervous system, or CNS, diseases. In 2013, we launched Oxtellar XR (extended-release oxcarbazepine) and Trokendi XR (extended-release topiramate), our two novel treatments for epilepsy.

In addition, we are developing multiple product candidates in psychiatry to address the large, unmet clinical need and market opportunity in the treatment of attention deficit hyperactivity disorder, or ADHD, including impulsive aggression comorbid with ADHD.

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

We expect the number of prescriptions filled for Oxtellar XR and Trokendi XR to increase throughout 2014.  Total prescriptions, as reported by IMS Health, or IMS, (aggregating Trokendi XR and Oxtellar XR), grew from 30,208 during the three months ended March 31, 2014 to 43,207 during the three months ended June 30, 2014, an increase of 43.0%.

Data from Wolters-Kluwer/Symphony, an alternative source of prescription data, show 45,813 prescriptions filled for the three months ended June 30, 2014, representing a growth of 42.9% as compared to the three months ended March 31, 2014, which totaled 32,063 prescriptions filled.

During the second quarter of 2014, we completed the expansion of our sales force to more than 150 sales representatives.  We expect this sales force to continue to drive growth in prescriptions for our products.

We have incurred significant losses from operations in 2013 and the first six months of 2014 as part of our investment in and commitment to successful product launches for Oxtellar XR and Trokendi XR as well as expenditures to develop our product candidates.  We expect to be cash flow break even by year-end 2014.

We believe our working capital of $52.8 million as of June 30, 2014, along with increased revenues from increasing product sales, will be sufficient to finance the Company through the end of 2014. Beyond year end 2014, we expect the business to be cash flow positive.

We are progressing with our Phase IV post-marketing commitments for Oxtellar XR and Trokendi XR. The work we are doing to meet the Food and Drug Administration, or FDA, commitments may also have applicability in life-cycle management.

In July 2014, the Company entered into a Royalty Interest Acquisition Agreement with HealthCare Royalty Partners III, L.P. (HC Royalty).  Pursuant to this Agreement, HC Royalty made a $30.0 million cash payment to the Company in consideration for acquiring from the Company certain royalty and milestone rights related to the commercialization of Orenitram™ (treprostinil) Extended-Release Tablets by the Company’s partner United Therapeutics Corporation.  The Company will retain full ownership of the royalty rights after a certain threshold has been reached per the terms of the Agreement.  This additional cash strengthened the balance sheet and enhances financial flexibility.

The Company received a Paragraph IV Notice Letter on June 26, 2013 against two of its Oxtellar XR Orange Book patents from generic drug makers Watson Laboratories, Inc. — Florida (“WLF”) n/k/a Actavis Laboratories FL, Inc. (“Actavis Labs FL”).  On August 7, 2013, the Company filed a lawsuit against Actavis, Inc., WLF n/k/a Actavis Labs FL, Actavis Pharma, Inc., Watson Laboratories, Inc., and Anda, Inc. (collectively “Watson”) alleging infringement of two patents that are listed in the FDA’s Orange Book covering its antiepileptic drug Oxtellar XR. Supernus’s United States Patent Nos. 7,722,898 and 7,910,131 generally cover once-a-day oxcarbazepine formulations and methods of treating seizures using those formulations. We have since listed a third patent, United States Patent No. 8,617,600 issued on December 31, 2013, in the FDA’s Orange Book covering Oxtellar XR.  The Company received a second Paragraph IV Notice Letter on February 20, 2014 against this Orange Book patent from WLF n/k/a Actavis Labs FL.  On March 28, 2014, the Company filed a second lawsuit against Watson alleging infringement of this patent.  On June 4, 2014, the District Court issued a consolidated scheduling order for both cases.

The FDA Orange Book lists all three of the Company’s Oxtellar XR patents as expiring on April 13, 2027.  Although this consolidated case is in its early stages, we believe that we will be successful in the defense of our patents.  However, in the event that we are not successful in upholding each of these patents, our future revenue from Oxtellar XR may be adversely affected, which could adversely affect operating income.  (See Part II, Item 1, Legal Proceedings for additional information.)

In June 2014, Upsher-Smith Laboratories, Inc. launched Qudexy™ XR (topiramate) extended-release capsules.

Product Candidates. In addition to our marketed products, we continue to develop our product candidates SPN-810 and SPN-812. We are developing SPN-810 (molindone hydrochloride) as a treatment for impulsive aggression comorbid with ADHD. We completed a Phase IIb trial in 2012 demonstrating both safety and efficacy.  As a result of a September 2013 scientific meeting with the FDA, we are now designing a Phase III protocol which will undergo a Special Protocol Assessment.  We expect patient dosing to commence during 2015.

In the second quarter, we initiated and completed a pharmacokinetics study for extended release formulations for SPN-812. The study was successful and we have selected an extended release formulation that will be the basis of the product tested later in a Phase IIb trial in 2015.  In addition, both pipeline programs continue to move forward with animal toxicology studies, including carcinogenicity programs.

We expect to incur significant research and development expenses related to the continued development of each of our product candidates.

Critical Accounting Policies and the Use of Estimates

The significant accounting policies and basis of presentation for our consolidated financial statements are described in Note 2 “Summary of Significant Accounting Policies”. The preparation of our financial statements in accordance with U.S. generally accepted accounting principles, or GAAP, requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and the disclosure of contingent assets and liabilities in our financial statements. Actual results could differ from those estimates.

We believe the following accounting policies and estimates to be critical:

Inventories

We carry inventories at the lower of cost or market using the first-in, first-out method.  Inventory values include materials, labor, and direct and indirect overhead. Inventory is evaluated for impairment through consideration of factors such as net realizable value, obsolescence and expiry. The value of our inventories does not exceed either replacement cost or net realizable value. We believe Oxtellar XR and Trokendi XR have limited risk of obsolescence or expiry based on current demand, our projection for future demand, and product dating. We take reserves and allowances for items we consider to be obsolete.

Revenue Recognition

Revenue from product sales is recognized when persuasive evidence of an arrangement exists; delivery has occurred and title of the product and associated risk of loss has passed to the customer; the price is fixed or determinable; collection from the customer has been reasonably assured; all performance obligations have been met; and returns and allowances can be reasonably estimated. Product sales are recorded net of estimated rebates, chargebacks, discounts, co-pay assistance and other deductions (collectively, “sales deductions”) as well as estimated product returns.

Our products are distributed through wholesalers and pharmaceutical distributors. Each of these wholesalers and distributors will take title and ownership of the product upon physical receipt of the product and then distribute our products to pharmacies.  Beginning in the fourth quarter of 2013, the Company began recognizing revenue for Oxtellar XR, net of estimated sales deductions, at the time of shipment to wholesalers. Beginning in the second quarter of 2014, the Company began recognizing revenue for Trokendi XR, net of estimated sales deductions, at the time of shipment to wholesalers.

Change in Accounting Estimate

During the second quarter of 2014 the Company had a change in accounting estimate regarding revenue recognition on product sales for Trokendi XR, which was launched in August 2013.  The Company now recognizes revenue from Trokendi XR based on shipments to wholesalers, because the Company now has sufficient historical experience to estimate sales deductions.  Previously, revenue was recognized based on prescriptions filled during the prior quarter.  The effect of this change was to increase net product sales by $15.4 million and cost of product sales by $0.9 million for the three and six month periods ended June 30, 2014.

Results of Operations

Comparison of the Three Months Ended June 30, 2014 and June 30, 2013

	Three Months ended June 30,		Increase/
	2014	2013	(decrease)
	(unaudited)
	(in thousands)
Revenues:
Net product sales	$27,609	$154	27,455
Licensing revenue	2,066	127	1,939
Total revenues	29,675	281
Costs and expenses
Cost of product sales	1,661	4	1,657
Research and development	4,677	3,542	1,135
Selling, general and administrative	19,581	12,214	7,367
Total costs and expenses	25,919	15,760
Operating income (loss)	3,756	(15,479)
Other income (expense)
Interest income and other income (expense), net	85	47	38
Interest expense	(1,278)	(2,144)	866
Changes in fair value of derivative liabilities	678	(8,619)	9,297
Loss on extinguishment of debt	(39)	(1,162)	1,123
Total other expenses	(554)	(11,878)
Net income (loss)	$3,202	$(27,357)

Revenues.  Our net product sales of $27.6 million for the three months ended June 30, 2014 are based on $5.0 million of revenue from shipments of Oxtellar XR to distributors, less estimates for discounts, rebates, other sales deductions and returns, and $22.6 million of revenue from shipments of Trokendi XR to distributors, less estimates for discounts, rebates, other sales deductions and returns.

During the second quarter of 2014 we transitioned revenue recognition for Trokendi XR from prescriptions filled during the prior quarter to shipments to wholesalers as we now have sufficient historical experience to estimate net sales deductions.  Accordingly, the revenue for Trokendi XR of $22.6 million includes revenue from prescriptions filled during the first quarter ($7.2 million), revenue from prescriptions filled during the second quarter ($10.5 million) and revenue for product in the distribution channel ($4.9 million). Shipments of Oxtellar XR during the second quarter of 2014 were $5.0 million.  We launched Oxtellar XR in February 2013 and recognized $154,000 of revenue in the second quarter of 2013 based on prescriptions filled during the first quarter of 2013.

Licensing Revenue. The licensing revenue for the three month period ended June 30, 2014 consisted primarily of the United Therapeutics milestone payment of $2 million under their license agreement with Supernus.

Research and Development Expense.  Research and development expenses during the three months ended June 30, 2014 were $4.7 million as compared to $3.5 million for the three months ended June 30, 2013, an increase of $1.1 million or 32.0%.  This increase is due to preclinical and clinical trials for both product candidates, SPN-810 and SPN-812.

Selling, General and Administrative Expenses.  Our selling, general and administrative expenses were $19.6 million during the three months ended June 30, 2014 as compared to $12.2 million for the three months ended June 30, 2013, an increase of $7.4 million or 60.3%.  This increase was mainly due to the expansion of our sales force during the three months ended June 30, 2014 to more than 150 sales representatives, and an increase in marketing expenses to support the growth of Oxtellar XR and Trokendi XR.

Interest Expense.    Interest expense was $1.3 million during the three months ended June 30, 2014 as compared to $2.1 million for the three months ended June 30, 2013. The decrease of $0.9 million was primarily due to a decrease in the interest paid on the aggregate principal amount of 7.50% Convertible Senior Secured Notes due 2019, or the Notes, which were issued in May 2013.  Through June 30, 2014, approximately $50.2 million of the original $90.0 million of the Notes has been converted into equity.

Changes in Fair Value of Derivative Liability.  During the three months ended June 30, 2014, we recognized a non-cash credit of $0.7 million associated with the interest make-whole derivative liability related to our Notes. This credit is primarily due to the passage of time as our stock price remains above the $5.30 conversion price. We recognized a non-cash charge of $8.6 million associated with the interest make-whole derivative during the second quarter of 2013, due to an increase in our stock price.

Loss on Extinguishment of Debt.  During the three months ended June 30, 2014, we recognized a non-cash charge of $39,000 related to the conversion of $0.2 million of our Notes.  During the three months ended June 30, 2013, we incurred a loss of $1.2 million on extinguishment of our secured credit facility.

Net Income (Loss).   We realized a net income of $3.2 million during the three months ended June 30, 2014 as compared to net loss of $27.4 million during the three months ended June 30, 2013, an increase of $30.6 million.  This change was due primarily to the revenue generated from our two commercial products, Oxtellar XR and Trokendi XR.  During the second quarter of 2014, the Company began to recognize revenue for Trokendi XR contemporaneously upon shipment of finished product to wholesalers, net of allowances for estimated sales deductions and returns, which resulted in the recognition of previously deferred revenue as previously discussed under the explanation for changes in revenue for the three month period ended June 30, 2014 versus June 30, 2013.

Comparison of the Six Months Ended June 30, 2014 and June 30, 2013

	Six Months ended June 30,		Increase/
	2014	2013	(decrease)
	(unaudited)
	(in thousands)
Revenues:
Net product sales	$36,604	$154	36,450
Licensing revenue	2,152	274	1,878
Total revenues	38,756	428
Costs and expenses
Cost of product sales	2,155	4	2,151
Research and development	9,159	8,065	1,094
Selling, general and administrative	37,109	25,747	11,362
Total costs and expenses	48,423	33,816
Operating loss	(9,667)	(33,388)
Other income (expense)
Interest income and other income (expense), net	187	191	(4)
Interest expense	(2,485)	(2,872)	387
Changes in fair value of derivative liabilities	1,355	(8,540)	9,895
Loss on extinguishment of debt	(1,732)	(1,162)	(570)
Total other expenses	(2,675)	(12,383)
Net loss	$(12,342)	$(45,771)

Revenues.  Our net product sales of $36.6 million for the six months ended June 30, 2014 are based on $9.9 million of revenue from shipments of Oxtellar XR to distributors, less estimates for discounts, rebates, other sales deductions and returns, and $26.7 million of revenue from shipments of Trokendi XR to distributors, less estimates for discounts, rebates, other sales deductions and returns. We launched Oxtellar XR in February 2013 and recognized $154,000 of revenue in the six months ended June 30, 2013 based on prescriptions filled during the first quarter of 2013.

The revenue for Trokendi XR of $26.7 million includes revenue from prescriptions filled during the fourth quarter of 2013 ($4.1 million), revenue from prescriptions filled during the first quarter ($7.2 million), revenue from prescriptions filled during the second quarter ($10.5 million) and revenue for product in the distribution channel ($4.9 million).

Licensing Revenue.  The licensing revenue for the six month period ended June 30, 2014 consisted primarily of the United Therapeutics milestone payment of $2 million under their license agreement with Supernus.

Research and Development Expense.  Research and development expenses during the six months ended June 30, 2014 were $9.2 million as compared to $8.1 million for the six months ended June 30, 2013, an increase of $1.1 million or 13.6%.  This increase is due to preclinical and clinical trials for both product candidates, SPN-810 and SPN-812.

Selling, General and Administrative Expenses.  Our selling, general and administrative expenses were $37.1 million during the six months ended June 30, 2014 as compared to $25.7 million for the six months ended June 30, 2013, an increase of $11.4 million or 44.1%.  This increase was mainly due to the expansion of our sales force during the six months ended June 30, 2014, and an increase in marketing expenses to support the growth of Oxtellar XR and Trokendi XR.

Interest Expense.    Interest expense was $2.5 million during the six months ended June 30, 2014 as compared to $2.9 million for the six months ended June 30, 2013. The decrease of $0.4 million was primarily due to interest relating to the $90.0 million aggregate principal amount of Notes which were issued in May 2013.  Through June 30, 2014, approximately $50.2 million of Notes were converted into equity, which reduces interest expense in the periods subsequent to conversions.

Changes in Fair Value of Derivative Liability.  During the six months ended June 30, 2014, we recognized a non-cash credit of $1.4 million associated with the interest make-whole derivative liability related to our Notes. This credit is primarily due to the passage of time, as our stock price remains above the $5.30 conversion price. We recognized a non-cash charge of $8.6 million associated with the interest make-whole derivative during the second quarter of 2013, due to an increase in our stock price.

Loss on Extinguishment of Debt.  During the six months ended June 30, 2014, we recognized a non-cash charge of $1.7 million related to the conversion of $9.7 million of our Notes.  During the six months ended June 30, 2013, we incurred a loss of $1.2 million on extinguishment of our secured credit facility.

Net Loss.   We realized a net loss of $12.3 million during the six months ended June 30, 2014 as compared to a net loss of $45.8 million during the six months ended June 30, 2013, a decrease of $33.4 million.  This decrease in net loss was primarily due to the revenue generated from our two commercial products, Oxtellar XR and Trokendi XR, offset by the hiring of our sales force as well as an increase in marketing expenditures associated with ongoing support of Oxtellar XR and Trokendi XR.  During the second quarter of 2014, the Company began to recognize revenue for Trokendi XR contemporaneously upon shipment of finished product to wholesalers, net of allowances for estimated sales deductions and returns, as previously discussed under the explanation for changes in revenue for the six month period ended June 30, 2014 versus June 30, 2013.

Liquidity and Capital Resources

Our working capital at June 30, 2014 was $52.8 million, a decrease of $18.0 million compared to our working capital of $70.8 million at December 31, 2013. This decrease was primarily attributable to the net loss of $12.3 million and patent defense costs of $2.0 million.

We expect to continue to incur significant sales and marketing expenses related to the commercial support of Oxtellar XR and Trokendi XR.  In addition, we expect to incur substantial expenses related to our research and development efforts, primarily related to development of SPN-810 and SPN-812 as we continue to advance these clinical programs.

In July 2014, the Company entered into a Royalty Interest Acquisition Agreement with HC Royalty.  Pursuant to this Agreement, HC Royalty made a $30.0 million cash payment to the Company in consideration for acquiring from the Company certain royalty and milestone rights related to the commercialization of Orenitram™ (treprostinil) Extended-Release Tablets by the Company’s partner United Therapeutics Corporation.  This additional cash strengthened the balance sheet and enhances financial flexibility.

In addition to revenues, we have historically financed our business through the sale of our debt and equity securities.  On May 3, 2013, we issued $90.0 million aggregate principal amount of Notes.  We issued the Notes under an Indenture, dated May 3, 2013, or the Indenture, that we entered into with U.S. Bank National Association, as Trustee and Collateral Agent.

The Notes provide for 7.50% interest per annum on the principal amount of the Notes, payable semi-annually in arrears on May 1 and November 1 of each year, beginning on November 1, 2013.  Interest will accrue on the Notes from and including May 3, 2013 and the Notes will mature on May 1, 2019, unless earlier converted, redeemed or repurchased by the Company.  The Notes are secured by a first-priority lien, other than customary permitted liens, on substantially all of our and our domestic subsidiaries’ assets, whether now owned or hereafter acquired.  For a full description of the Notes and the Indenture, see Note 8 to the Consolidated Financial Statements included in Part II, Item 8 of Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 21, 2014.

Through June 30, 2014, holders of the Notes have converted a total of approximately $50.2 million of the Notes. Cumulatively, through June 30, 2014, we issued a total of approximately 9.5 million shares of common stock in conversion of the principal amount of the Notes and issued an additional 1.6 million shares of common stock and paid approximately $1.7 million cash in settlement of the interest make-whole provision related to the converted Notes.

During the period from July 1, 2014 to August 8, 2014 holders of the Notes converted approximately $3.7 million of the Notes and we issued a total of approximately 0.7 million shares of common stock in conversion of the principal amount of the Notes and accrued interest thereon, and issued an additional 0.1 million shares of common stock in settlement of the interest make-whole provision related to the converted Notes.

We believe our current working capital, along with increased revenues from increasing product sales, will be sufficient to finance the Company through the end of 2014, by which time we project to be cash flow break even. Beyond year end 2014, we expect the business to be cash flow positive.

Cash Flows

The following table sets forth the major sources and uses of cash for the periods set forth below, in thousands:

	Six Months ended June 30,		Increase
	2014	2013	(decrease)
	(unaudited)
Net cash (used in) provided by:
Operating activities	$(26,044)	$(32,978)	6,934
Investing activities	4,770	(37,628)	42,398
Financing Activities	250	64,211	(63,961)

Net decrease in cash and cash equivalents	$(21,024)	$(6,395)

Operating Activities

Net cash used in operating activities is comprised of two components; cash used to fund operating loss and cash used/provided by changes in working capital.  Results for the six months ended June 30, 2014 and June 30, 2013 are summarized below, in thousands:

	Six Months ended June 30,		Increase
	2014	2013	(decrease)
	(unaudited)

Cash to fund operating loss	$(9,098)	$(34,265)	(25,167)

Cash (used in)/provided by changes in working capital	(16,946)	1,287	18,233

Net cash used in operating activities	$(26,044)	$(32,978)

The decrease in net cash used in operating activities is primarily driven by increased revenue for Trokendi XR and Oxtellar XR offset by increases in sales and marketing expenditures associated with the commercialization of these products in 2014.

The changes in certain operating assets and liabilities are, in thousands:

	Six Months ended June 30,
	2014	2013	Explanation of Change
	(unaudited)

Increase in accounts receivable	$(5,800)	$(537)	Shipment of additional product to wholesalers.
Increase in inventory	(2,949)	(3,163)	Build up of inventory for product sales.
Increase in prepaid expenses and other assets	(1,006)	(918)	Increase in activity to support both products, as Trokendi XR was launched in the third quarter of 2013.
(Decrease) increase in accounts payable and accrued expenses	730	1,341	Increase in activity to support both products, as Trokendi XR was launched in the third quarter of 2013.
(Decrease) increase in deferred product and licensing revenue	(8,015)	4,213	Transition of Trokendi XR revenue regonition to be based on shipments to wholesalers.
Other	94	351
	$(16,946)	$1,287

Investing Activities

Our investing activities are principally driven by cash provided by our financing activities. We invest excess cash in accordance with our investment policy. Marketable securities consist of investments which generally mature in fifteen months or less, including U.S. Treasury and various government agency debt securities, as well as investment grade securities in industrial and financial institutions. Fluctuations in investing activities between periods relate exclusively to the timing of marketable security purchases and the related maturities of these securities.

Net cash provided by investing activities for the six months ended June 30, 2014 consisted of $4.8 million related to: marketable securities holdings decreasing by $7.2 million offset by the increase in patent defense costs of $2.0 million and property and equipment purchases of $0.4 million.  Cash used in investing activities for the six months ended June 30, 2013 of $37.6 million related to the increase in marketable securities of $36.6 million and property and equipment purchases of $1.0 million.

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2014 was $250,000, primarily the result of proceeds received from ESPP shares and stock option exercises.  For the six months ended June 30, 2013, net cash provided of $64.2 million consisted of proceeds from the issuance of the Notes of $90.0 million, offset by $27.9 million in repayment of secured notes payable and payment of the related financing costs and $2.1 million upon issuance of common stock.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09,  Revenue from Contracts with Customers. ASU 2014-09 will eliminate transaction- and industry-specific revenue recognition  guidance under current GAAP and replace it with a principle-based approach for determining revenue recognition. ASU  2014-09 will require that companies recognize revenue based on the value of transferred goods or services as they occur in the  contract. The ASU also will require additional disclosure about the nature, amount, timing and uncertainty of revenue and cash  flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from  costs incurred to obtain or fulfill a contract. ASU 2014-09 is effective for annual reporting periods beginning after December  15,  2016. Early adoption is not permitted. Entities can transition to the standard either retrospectively or as a cumulative effect  adjustment as of the date of adoption. Presently, we are assessing what effect the adoption of ASU 2014-09 will have on  our consolidated financial statements and accompanying notes.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The primary objective of our investment activities is to preserve our capital to fund operations. We also seek to maximize income from our investments without assuming significant risk. Our exposure to market risk is confined to our cash, cash equivalents, marketable securities and long term marketable securities. As of June 30, 2014, we had unrestricted cash, cash equivalents, marketable securities and long term marketable securities of $62.7 million. We do not engage in any hedging activities against changes in interest rates. Because of the short-term maturities of our cash, cash equivalents and marketable securities and because we hold these securities to maturity, we do not believe that an increase in market rates would have any significant impact on the realized value of our investments. We do not have any currency or other derivative financial instruments other than the outstanding warrants to purchase common stock and the interest make-whole payment associated with our Notes.

We contract with contract research organizations and investigational sites globally. We may be subject to fluctuations in foreign currency rates in connection with these agreements, primarily with respect to Euro denominated contracts. We do not hedge our foreign currency exchange rate risk. A hypothetical 10% appreciation in Euro exchange rates against the U.S. dollar from prevailing market rates would have increased our net loss by approximately $11,000 for the three months ended June 30, 2014. Conversely, a hypothetical 10% depreciation in Euro exchange rates against the U.S. dollar from prevailing market rates would have decreased our net loss by approximately $11,000 for the three months ended June 30, 2014. We do not believe that inflation and changing prices over the three and six months ended June 30, 2014 and 2013 had a significant impact on our consolidated results of operations.

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

We conducted an evaluation, and under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(b) and 15d-15(b) under the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2014.

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

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal control over financial reporting during the three months ended June 30, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

From time to time and in the ordinary course of business, we are subject to various claims, charges and litigation. We may be required to file infringement claims against third parties for the infringement of our patents. The Company received a Paragraph IV Notice Letter against two of our Oxtellar XR Orange Book patents (United States Patent Nos. 7,722,898 and 7,910,131) from generic drug maker Watson Laboratories, Inc. — Florida (“WLF”) n/k/a Actavis Laboratories FL, Inc. (“Actavis Labs FL”)on June 26, 2013.  On August 7, 2013, the Company filed a lawsuit against Actavis, Inc., WLF n/k/a Actavis Labs FL, Actavis Pharma, Inc., Watson Laboratories, Inc., and Anda, Inc. (collectively “Watson”) alleging infringement of United States Patent Nos. 7,722,898 and 7,910,131. The Company received a second Paragraph IV Note Letter against our later-issued Oxtellar XR Orange Book Patent (United States Patent No. 8,617,600). On March 28, 2014, the Company filed a second lawsuit against Watson alleging infringement of United States Patent No. 8,617,600. The Company’s United States Patent Nos. 7,722,898, 7,910,131 and 8,617,600 generally cover once-a-day oxcarbazepine formulations and methods of treating seizures using those formulations.  The FDA Orange Book lists all three of the Company’s Oxtellar XR patents as expiring on April 13, 2027.

Both Complaints—filed in the U.S. District Court for the District of New Jersey—allege, inter alia, that Watson infringed our Oxtellar XR patents by submitting to the Food and Drug Administration (“FDA”) an Abbreviated New Drug Application (“ANDA”) seeking to market a generic version of Oxtellar XR prior to the expiration of our patents.  Filing its August 7, 2013 Complaint within 45 days of receiving Watson’s Paragraph IV certification notice entitles Supernus to an automatic stay preventing the FDA from approving Watson’s ANDA for 30 months from the date of our receipt of Watson’s first Paragraph IV certification notice.  On September 25, 2013, Watson answered the August 7, 2013 complaint, denying the substantive allegations of that Complaint.  One defendant, WLF n/k/a Actavis Labs FL, asserted Counterclaims, seeking declaratory judgments of non-infringement and invalidity of United States Patent Nos. 7,722,898 and 7,910,131.  On October 30, 2013, the Company filed its Reply, denying the substantive allegations of those Counterclaims.  On April 30, 2014, Watson answered the March 28, 2014 complaint, denying the substantive allegations of that Complaint.  WLF n/k/a Actavis Labs FL also asserted Counterclaims seeking declaratory judgments of non-infringement and invalidity of United Sates Patent No. 8,617,600. On June 4, 2014, the Company filed its Reply, denying the substantive allegations of those Counterclaims.

On June 4, 2014, the District Court issued a consolidated scheduling order for both cases.  This consolidated case is in its early stages and discovery is proceeding.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)           Sales of Unregistered Securities.

During the three months ended June 30, 2014, the Company granted options to employees to purchase an aggregate of 38,000 shares of common stock at an exercise price of $7.63 per share.  The options are exercisable for a period of ten years from the grant date.  These issuances were exempt from registration in reliance on Section 4(a)(2) of the Securities Act as transactions not involving any public offering.

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

SUPERNUS PHARMACEUTICALS, INC.

DATED: August 12, 2014	By:	/s/ Jack A. Khattar
Jack A. Khattar
President, Secretary and Chief Executive Officer

DATED: August 12, 2014	By:	/s/ Gregory S. Patrick
Gregory S. Patrick
Vice President and Chief Financial Officer

EXHIBIT INDEX

Number	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document