Form 10-Q
period 2014-09-30
SUPERNUS PHARMACEUTICALS INC
filed 2014-11-12
CIK 1356576

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

OR

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File Number: 001-35518

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

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of the close of business on October 31, 2014 was 42,930,326.

SUPERNUS PHARMACEUTICALS, INC.

FORM 10-Q — QUARTERLY REPORT

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2014

PART I — FINANCIAL INFORMATION

Supernus Pharmaceuticals, Inc.

Consolidated Balance Sheets

(in thousands, except share amounts)

	September 30,	December 31,
	2014	2013
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$37,780	$32,980
Marketable securities	34,783	49,211
Accounts receivable, net	15,303	5,054
Interest receivable	493	483
Inventories	11,145	7,152
Prepaid expenses and other current assets	3,298	2,052
Deferred financing costs, current	166	229
Total current assets	102,968	97,161
Property and equipment, net	2,500	2,554
Intangible assets, net	4,135	1,158
Long term marketable securities	15,763	8,756
Other non-current assets	360	361
Deferred financing costs, long-term	599	1,005

Total assets	$126,325	$110,995

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$21,983	$18,314
Deferred product revenue, net	—	7,882
Deferred licensing revenue	143	204
Total current liabilities	22,126	26,400
Deferred licensing revenue, net of current portion	1,310	1,417
Convertible notes, net of discount	26,497	34,393
Other non-current liabilities	3,015	2,677
Derivative liabilities	7,258	12,644
Total liabilities	60,206	77,531

Stockholders’ equity:
Common stock, $0.001 par value, 130,000,000 shares authorized at September 30, 2014 and December 31, 2013; 42,929,826 and 39,983,437 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	43	40
Additional paid-in capital	229,123	211,952
Accumulated other comprehensive income	(35)	—
Accumulated deficit	(163,012)	(178,528)
Total stockholders’ equity	66,119	33,464

Total liabilities and stockholders’ equity	$126,325	$110,995

See accompanying notes.

Supernus Pharmaceuticals, Inc.

Consolidated Statements of Operations

(in thousands, except share and per share data)

	Three Months ended September 30,		Nine Months ended September 30,
	2014	2013	2014	2013
	(unaudited)		(unaudited)

Revenue
Net product sales	$22,452	$1,130	$59,056	$1,283
Revenue from royalty agreement	30,000	—	30,000	—
Licensing revenue	36	127	2,188	401

Total revenue	52,488	1,257	91,244	1,684

Costs and expenses
Cost of product sales	1,321	33	3,476	37
Research and development	4,657	3,779	13,816	11,844
Selling, general and administrative	17,343	14,620	54,452	40,366

Total costs and expenses	23,321	18,432	71,744	52,247

Operating income (loss)	29,167	(17,175)	19,500	(50,563)
Other income (expense)
Interest income	78	96	265	203
Interest expense	(1,289)	(2,870)	(3,774)	(5,742)
Changes in fair value of derivative liabilities	760	(4,153)	2,115	(12,692)
Loss on extinguishment of debt	(860)	—	(2,592)	(1,162)
Other income	2	6	2	89

Total other expense	(1,309)	(6,921)	(3,984)	(19,304)

Net income (loss)	$27,858	$(24,096)	$15,516	$(69,867)

Income (loss) per common share:
Basic	$0.65	$(0.78)	$0.37	$(2.26)
Diluted	$0.39	$(0.78)	$0.13	$(2.26)

Weighted-average number of common shares:
Basic	42,900,269	30,941,404	42,035,025	30,904,876
Diluted	50,825,633	30,941,404	50,378,186	30,904,876

See accompanying notes.

Supernus Pharmaceuticals, Inc.

Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

	Three Months ended September 30,		Nine Months ended September 30,
	2014	2013	2014	2013
	(unaudited)		(unaudited)

Net income (loss)	$27,858	$(24,096)	$15,516	$(69,867)
Other comprehensive income (loss):
Unrealized net gain (loss) on marketable securities	(36)	154	(35)	(24)
Other comprehensive income (loss)	(36)	154	(35)	(24)

Comprehensive income (loss)	$27,822	$(23,942)	$15,481	$(69,891)

See accompanying notes.

Supernus Pharmaceuticals, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Nine Months ended September 30,
	2014	2013
	(unaudited)

Cash flows from operating activities
Net income (loss)	$15,516	$(69,867)

Adjustments to reconcile income (loss) to net cash provided by (used in) operating activities:
Loss on extinguishment of debt	2,592	1,162
Change in fair value of derivative liabilities	(2,115)	12,692
Unrealized gain (loss) on marketable securities	(35)	(24)
Depreciation and amortization	701	526
Amortization of deferred financing costs and debt discount	1,599	2,070
Stock-based compensation expense	2,023	1,260
Changes in operating assets and liabilities:
Accounts receivable	(10,249)	(7,208)
Interest receivable	(10)	(319)
Inventories	(3,993)	(4,036)
Prepaid expenses and other assets	(1,246)	(822)
Accounts payable and accrued expenses	3,669	4,339
Deferred product revenue, net	(7,882)	10,365
Deferred licensing revenue	(168)	869
Other non-current liabilities	337	465
Net cash provided by (used in) operating activities	739	(48,528)

Cash flows from investing activities
Purchases of marketable securities	(34,566)	(78,968)
Sales and maturities of marketable securities	41,987	47,666
Purchases of property and equipment, net	(475)	(1,414)
Capitalized patent defense costs	(3,149)	(306)
Net cash provided by (used in) investing activities	3,797	(33,022)

Cash flows from financing activities
Proceeds from issuance of common stock	265	2,164
Proceeds from convertible debt issuance	—	90,000
Cash settlement of debt to equity conversion	(1)	—
Repayment of secured notes payable	—	(24,344)
Financing costs and underwriters discounts	—	(3,627)
Net cash provided by financing activities	264	64,193

Net change in cash and cash equivalents	4,800	(17,357)
Cash and cash equivalents at beginning of period	32,980	40,302
Cash and cash equivalents at end of period	$37,780	$22,945

Supplemental cash flow information:
Cash paid for interest	$1,502	$975

Noncash financial activity:
Conversion of convertible notes	$14,887	$—
Initial value of interest make-whole derivative issued in connection with the convertible debt	$—	$9,270
Initial value of conversion option reported in equity	$—	$22,336

See accompanying notes.

Supernus Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements

For the Three and Nine months ended September 30, 2014 and 2013
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

As permitted under Generally Accepted Accounting Principles in the United States (U.S. GAAP), certain notes and other information have been omitted from the interim unaudited consolidated financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

In the opinion of management, the consolidated financial statements reflect all adjustments necessary to fairly present the Company’s financial position, results of operations, and cash flows for the periods presented. These adjustments are of a normal recurring nature.  The Company currently operates in one business segment.

The results of operations for the three and nine months ended September 30, 2014 are not necessarily indicative of the Company’s future financial results.

Accounts Receivable, net

Accounts receivable are reported in the consolidated balance sheets at outstanding amounts, less allowances for doubtful accounts and prompt pay discounts. The Company extends credit without requiring collateral. The Company writes off uncollectible receivables when the likelihood of collection is remote. The Company evaluates the collectability of accounts receivable on a regular basis. An allowance, when needed, is based upon various factors including the financial condition and payment history of customers, an overall review of collections experience on other accounts, and economic factors or events expected to affect future collections experience. No accounts have been written off in 2014 or 2013.  No allowance for uncollectible receivables is recorded at September 30, 2014 or December 31, 2013.  The Company recorded an allowance of approximately $0.3 million and $0.1 million for expected prompt-pay discounts as of September 30, 2014 and December 31, 2013, respectively.

Revenue Recognition

Revenue from product sales is recognized when persuasive evidence of an arrangement exists; delivery has occurred and title to the product and associated risk of loss has passed to the customer; the price is fixed or determinable; collection from the customer has been reasonably assured; all performance obligations have been met; and returns and allowances can be reasonably estimated. Product sales are recorded net of estimated rebates, chargebacks, discounts, co-pay assistance and other deductions (collectively, “sales deductions”) as well as estimated product returns.

Our products are distributed through wholesalers and pharmaceutical distributors. Each of these wholesalers and distributors will take title and ownership to the product upon physical receipt of the product and then distribute our products to pharmacies.  Beginning in the fourth quarter of 2013, the Company began recognizing revenue for Oxtellar XR, net of estimated sales deductions, at the time of shipment to wholesalers. Beginning in the second quarter of 2014, the Company began recognizing revenue for Trokendi XR, net of estimated sales deductions, at the time of shipment to wholesalers.  Prior to these changes in accounting estimate, the Company recognized revenue once delivery had occurred and all sales deductions were known or reasonably estimated.

In the third quarter of 2014, the Company recognized $30.0 million in revenue from a royalty agreement related to HealthCare Royalty Partners III, L.P.’s purchase of certain of the Company’s rights under the Royalty Interest Acquisition Agreement with United Therapeutics Corporation related to the commercialization of Orenitram.  The Company determined to recognize this revenue immediately because (1) the executed contract constituted persuasive evidence of an arrangement, (2) the delivery of the license occurred and the Company has no current or future performance obligations, (3) the total consideration for the license amendment was fixed and known at the time of its execution and there were no rights of return, and (4) the cash was received and is non-refundable.

Milestone Payments

Milestone payments on licensing agreements are recognized as revenue when the collaborative partner acknowledges completion of the milestone and substantive effort was necessary to achieve the milestone. Management may recognize revenue contingent upon the achievement of a milestone in its entirety in the period in which the milestone is achieved only if the milestone meets all the criteria to be considered substantive.  The Company recorded zero and $2.0 million in milestone revenue during the three and nine months ended September 30, 2014, respectively, and no milestone revenue during the three and nine months ended September 30, 2013.

Income Taxes

During the nine months ended September 30, 2014, the Company had pre-tax net income of $15.5 million. The provision for Federal and state income taxes related to such pre-tax net income has been offset by the utilization of available net operating loss carryovers. Accordingly, the Company reduced its valuation allowance against its deferred tax assets and recognized an income tax benefit in an amount equal to the provision for income taxes.

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

		Fair Value Measurements at
		September 30, 2014
		(unaudited)
			Significant
	Total Carrying	Quoted Prices	Other	Significant
	Value at	in Active	Observable	Unobservable
	September 30,	Markets	Inputs	Inputs
	2014	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and cash equivalents	$37,780	37,780	—	—
Marketable securities	34,783	—	34,783	—
Long term marketable securities	15,763	—	15,763	—
Marketable securities - restricted (SERP)	305	—	305	—
Total assets at fair value	$88,631	$37,780	$50,851	$—
Liabilities:
Derivative liabilities	$7,258	$—	$—	$7,258

		Fair Value Measurements at
		December 31, 2013
			Significant
	Total Carrying	Quoted Prices	Other	Significant
	Value at	in Active	Observable	Unobservable
	December 31,	Markets	Inputs	Inputs
	2013	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and cash equivalents	$32,980	$32,980	$—	$—
Marketable securities	49,211	—	49,211	—
Long term marketable securities	8,756	—	8,756	—
Marketable securities - restricted (SERP)	305	—	305	—
Total assets at fair value	$91,252	$32,980	$58,272	$—
Liabilities:
Derivative liabilities	$12,644	$—	$—	$12,644

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

Level 3 liabilities include the fair market value of the interest make-whole liability associated with the Company’s 7.50% Convertible Senior Secured Notes due 2019 (the Notes) and the outstanding warrants to purchase Common Stock, which are recorded as derivative liabilities. The fair value of the common stock warrant liability was calculated using a Monte-Carlo simulation with a Black-Scholes model with the following assumptions as of September 30, 2014:

Exercise Price	$4 - $5 per share
Volatility	50%
Stock Price as of September 30, 2014	$8.69 per share
Term	6.3 - 7.2 years
Dividend Yield	0.0%
Risk-Free Rate	2.03% - 2.18%

The fair value of the interest make-whole liability of the Notes was calculated using a binomial-lattice model with the following key assumptions as of September 30, 2014:

Volatility	45%
Stock Price as of September 30, 2014	$8.69 per share
Credit Spread	1254 bps
Term	2.6 years
Dividend Yield	0.0%

Significant changes to these assumptions would result in increases/decreases to the fair value of the derivative liabilities.

Changes in the fair value of the warrants and the interest make-whole liability are recognized as a component of Other Income (Expense) in the Consolidated Statements of Operations. The following table presents information about the Company’s Level 3 liabilities as of December 31, 2013 and September 30, 2014 that are included in the Non-Current Liabilities section of the Consolidated Balance Sheets, in thousands:

Nine Months ended
September 30, 2014
(unaudited)

Balance at December 31, 2013	$12,644
Changes in fair value of derivative liabilities included in earnings	(2,115)
Reduction due to conversion of debt to equity	(3,271)
Balance at September 30, 2014	$7,258

The carrying value, face value and estimated fair value of the Notes was approximately $26.5 million, $36.1 million and $65.3 million, respectively, as of September 30, 2014. The fair value was estimated based on actual trade information as well as quoted prices provided by bond traders, which would be characterized within Level 2 of the fair value hierarchy.  This fair value amount gives recognition to the value of the interest make-whole liability and the value of the conversion option.  These items have been accounted for as derivative liabilities and additional paid-in-capital, respectively.

The carrying amounts of other financial instruments, including accounts receivable, accounts payable and accrued expenses approximate fair value due to their short-term maturities.

Unrestricted marketable securities held by the Company were as follows, in thousands:

At September 30, 2014, unaudited:

Available for Sale	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate debt securities	$50,581	$14	$(49)	$50,546

At December 31, 2013:

Available for Sale	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate debt securities	$57,967	$33	$(33)	$57,967

The contractual maturities of the unrestricted available for sale marketable securities held by the Company were as follows, in thousands:

September 30, 2014
(unaudited)

Less Than 1 Year	$34,783
1 - 5 Years	15,763
Greater Than 5 Years	—
Total	$50,546

The Company has not experienced any other-than-temporary losses on its marketable securities and restricted marketable securities.  The cost of securities sold is calculated using the specific identification method.

4.  Inventories

Inventories consist of the following, in thousands:

	September 30,	December 31,
	2014	2013
	(unaudited)

Raw materials	$4,502	$3,897
Work in process	3,190	1,347
Finished goods	3,453	1,908
Total	$11,145	$7,152

5.  Property and Equipment

Property and equipment consist of the following, in thousands:

	September 30,	December 31,
	2014	2013
	(unaudited)

Computer equipment	$858	$798
Software	225	209
Lab equipment and furniture	5,114	4,809
Leasehold improvements	2,423	2,329
	8,620	8,145
Less accumulated depreciation and amortization	(6,120)	(5,591)
	$2,500	$2,554

Depreciation expense on property and equipment was approximately $184,000 and $529,000 for the three and nine months ended September 30, 2014, respectively, and $143,000 and $355,000 for the three and nine months ended September 30, 2013, respectively.

6.  Intangible Assets

The Company purchased certain patents from Shire Laboratories, Inc. pursuant to a 2005 purchase agreement.  These patents are being amortized over the weighted average life of the patents purchased in that transaction.  Patent defense costs have been incurred in connection with complaints related to patents for Oxtellar XR and Trokendi XR (see Part II, Item I, Legal Proceedings). The following sets forth the gross carrying amount and related accumulated amortization of these intangible assets, in thousands:

		September 30, 2014
		(unaudited)		December 31, 2013
	Weighted-	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Average Life	Amount	Amortization	Amount	Amortization

Purchased patents	10.0	$2,292	$2,010	$2,292	$1,838
Patent defense costs		$3,853	$—	$704	$—

Amortization of capitalized patent defense costs will begin upon successful outcome of the on-going litigation.  Four U.S. patents have been issued covering Oxtellar XR and three U.S. patents have been issued covering Trokendi XR, providing patent protection through at least 2027.

Amortization expense was approximately $57,000 for each of the three month periods ended September 30, 2014 and 2013 and was approximately $172,000 for each of the nine month periods ended September 30, 2014 and 2013. The estimated annual aggregate amortization expense through December 31, 2015 is $229,000.

There were no indicators of impairment identified at September 30, 2014 or December 31, 2013.

7.  Accrued Liabilities

Accrued liabilities are comprised of the following (and are included within the accounts payable and accrued expenses line item on the consolidated balance sheets), in thousands:

	September 30,	December 31,
	2014	2013
	(unaudited)

Accrued clinical trial and clinical supply costs	$877	$2,253
Accrued compensation	5,011	5,016
Accrued sales rebates and allowances	7,298	1,903
Accrued product costs	1,909	2,503
Accrued sales and marketing expenses	807	1,077
Accrued interest	1,292	619
Other accrued liabilities	3,216	1,801
	$20,410	$15,172

Accrued clinical trial and clinical supply costs consist primarily of investigator fees, contract research organization services, contract manufacturing, pass-through costs and laboratory costs.  Other accrued liabilities consist primarily of professional fees, distribution fees, and miscellaneous accrued expenses.

8.   Convertible Senior Secured Notes

The table below summarizes activity related to the Notes from issuance on May 3, 2013 through September 30, 2014, in thousands:

Gross proceeds	$90,000
Initial value of interest make-whole derivative reported as debt discount	(9,270)
Conversion option reported as debt discount and APIC	(22,336)
Conversion of debt to equity - principal	(40,492)
Conversion of debt to equity - accretion of debt discount	13,833
Accretion of debt discount	2,658
December 31, 2013 carrying value	34,393

Conversion of debt to equity - principal (unaudited)	(13,449)
Conversion of debt to equity - accretion of debt discount (unaudited)	4,093
Accretion of debt discount (unaudited)	1,460
September 30, 2014 carrying value (unaudited)	$26,497

During the nine month period ended September 30, 2014, approximately $13.4 million of the Notes were presented to the Company for conversion. Accordingly, the Company issued approximately 2.5 million shares of common stock in conversion of the principal amount of the Notes.  The Company issued an additional 0.4 million shares of common stock in settlement of the interest make-whole provision related to the converted Notes.  As a result of the conversions, the Company incurred a loss of approximately $2.6 million on extinguishment of debt during the nine months ended September 30, 2014.

9. Share-Based Payments

The Company has adopted the Supernus Pharmaceuticals, Inc. 2012 Equity Incentive Plan (the 2012 Plan), which is stockholder-approved, and provides for the grant of stock options and certain other awards, including stock appreciation rights (SAR), restricted and unrestricted stock, stock units, performance awards, cash awards and other awards that are convertible into or otherwise based on the Company’s common stock, to the Company’s key employees, directors, and consultants and advisors.  The 2012 Plan is administered by the Company’s Board of Directors and provides for the issuance of up to 4,000,000 shares of the Company’s Common Stock. Option awards are granted with an exercise price equal to the estimated fair value of the Company’s Common Stock at the grant date; those option awards generally vest in four annual installments, starting on the first anniversary of the date of grant and have ten-year contractual terms. The 2012 Plan provides for the issuance of Common Stock of the Company upon the exercise of stock options. Share-based compensation recognized related to the grant of employee and non-employee stock options, SAR, potential Employee Stock Purchase Plan (ESPP) awards and non-vested stock was as follows, in thousands:

	Three Months ended September 30,		Nine Months ended September 30,
	2014	2013	2014	2013
	(unaudited)		(unaudited)

Research and development	$196	$134	$559	$373
Selling, general and administrative	508	357	1,464	887
Total	$704	$491	$2,023	$1,260

The following table summarizes stock option and SAR activity:

			Weighted-
		Weighted-	Average
	Number of	Average	Remaining
	Options and SAR	Exercise Price	Contractual Term

Outstanding, December 31, 2013	1,463,043	$7.27	8.51
Granted (unaudited)	672,185	$9.21
Exercised (unaudited)	(14,814)	$2.95
Forfeited or expired (unaudited)	(40,620)	$7.56
Outstanding, September 30, 2014 (unaudited)	2,079,794	$7.93	8.28

As of December 31, 2013
Vested and expected to vest	1,425,752	$7.26	8.50
Exercisable	256,227	$4.47	6.44

As of September 30, 2014
Vested and expected to vest (unaudited)	2,032,896	$7.91	8.27
Exercisable (unaudited)	546,672	$6.55	7.18

10.  Income (Loss) Per Share

Basic income/ (loss) per common share is determined by dividing income/ (loss) attributable to common stockholders by the weighted-average number of common shares outstanding during the period, without consideration of common stock equivalents. Diluted income/ (loss) per share is computed by dividing the income/ (loss) attributable to common stockholders by the weighted-average number of common share equivalents outstanding for the period. The treasury stock method is used to determine the dilutive effect of the Company’s stock option grants, SAR, potential Employee Stock Purchase Plan (ESPP) awards and warrants, and the if-converted method (which reflects a calculated loss on debt extinguishment) is used to determine the dilutive effect of the Company’s Notes. The following common stock equivalents were excluded in the calculation of diluted loss per share because their effect would be anti-dilutive for the periods ended September 30, 2014 and 2013:

	Three Months ended September 30,		Nine Months ended September 30,
	2014	2013	2014	2013
	(unaudited)		(unaudited)

Shares underlying Convertible Senior Secured Notes	—	16,983,531	—	9,393,821
Warrants to purchase common stock	—	13,561	—	12,924
Stock options, stock appreciation rights, and non-vested stock options	—	166,531	—	159,808

The following table sets forth the computation of basic and diluted net income per share for the three and nine months ended September 30, 2014, in thousands, except share and per share amounts:

	Three Months ended	Nine Months ended
	September 30, 2014	September 30, 2014
	(unaudited)
Numerator, in thousands:
Net income used for calculation of basic EPS	$27,858	$15,516

Interest expense on convertible debt	1,289	3,774
Changes in fair value of derivative liabilities	(760)	(2,115)
Loss on extinguishment of outstanding debt, as if converted	(8,496)	(10,497)
Total adjustments	(7,967)	(8,838)
Net income used for calculation of diluted EPS	$19,891	$6,678

Denominator:
Weighted average shares outstanding, basic	42,900,269	42,035,025

Effect of dilutive potential common shares:
Shares underlying Convertible Senior Secured Notes and interst make-whole	7,576,541	7,995,340
Warrants to purchase common stock	20,857	20,905
Stock options, stock appreciation rights, and non-vested stock options	327,966	326,916
Total potential dilutive common shares	7,925,364	8,343,161
Weighted average shares outstanding, diluted	50,825,633	50,378,186

Net income per share, basic	$0.65	$0.37
Net income per share, diluted	$0.39	$0.13

11. Subsequent Events

Effective October 20, 2014, the Company amended the office lease for its corporate headquarters to extend its term by two years to mature on April 30, 2020.  The annual rent will be approximately $1,083,674.  Effective October 20, 2014, the Company amended another office lease for a neighboring facility by expanding the leased space by 8,630 square feet and extending its maturity date to April 30, 2020.  The annual rent for this lease will be approximately $254,812.

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

In addition, we are developing multiple product candidates in psychiatry to address the large market opportunity in the treatment of attention deficit hyperactivity disorder, or ADHD, including the unmet clinical need in impulsive aggression in patients who have ADHD.

Marketed Products. Oxtellar XR and Trokendi XR are the first once-daily extended release oxcarbazepine and topiramate products, respectively, indicated for epilepsy in the U.S. market. The products are differentiated from the immediate release products by offering once-daily dosing and unique pharmacokinetic profiles that can be very important for patients with epilepsy. A once-daily dosing regimen has been shown to improve compliance allowing patients to more completely benefit from their medications, and the unique smooth and steady pharmacokinetic profiles reduce the blood level fluctuations that are associated with immediate release products and their symptomatic side effects. To date, we have received positive feedback from patients and physicians regarding the clinical benefits and outcomes they are experiencing with our products, and no new safety signals have arisen.

We expect the number of prescriptions filled for Oxtellar XR and Trokendi XR to increase throughout 2014 and in later years.  Data from Wolters-Kluwer/Symphony show 57,776 prescriptions filled for the three months ended September 30, 2014, representing a growth of 26.1% as compared to the three months ended June 30, 2014, which totaled 45,813 prescriptions filled.

Total prescriptions, as reported by an alternative source of prescription data, IMS Health, or IMS, (aggregating Trokendi XR and Oxtellar XR), grew from 43,207 during the three months ended June 30, 2014 to 56,261 during the three months ended September 30, 2014, an increase of 30.2%.

We have incurred losses from ongoing operations in 2013 and, excluding our licensing revenues, the first nine months of 2014 as part of our investment in and commitment to successful product launches for Oxtellar XR and Trokendi XR as well as expenditures to develop our product candidates.  We expect to be cash flow break even from ongoing operations by year-end 2014, and profitable in 2015 and beyond.

We believe our working capital and long term marketable securities balance of $96.6 million as of September 30, 2014, along with increased revenues from increasing product sales, will be sufficient to finance the Company. Beyond 2014, we expect the business to be cash flow positive.

We are progressing with our Phase IV post-marketing commitments for Oxtellar XR and Trokendi XR. The work we are doing to meet the Food and Drug Administration, or FDA, commitments may also have applicability in life-cycle management.

We entered into a Royalty Interest Acquisition Agreement in July 2014 with HealthCare Royalty Partners III, L.P., or HC Royalty.  Pursuant to this Agreement, HC Royalty made a $30.0 million cash payment to the Company in consideration for acquiring from the Company certain royalty and milestone rights related to the commercialization of Orenitram (treprostinil) Extended-Release Tablets by the Company’s partner United Therapeutics Corporation.  We will retain full ownership of the royalty rights after a certain threshold has been reached per the terms of the Agreement.

We have received several Paragraph IV Notice Letters from various third-parties. (See Part II, Item 1, Legal Proceedings for additional information.)

We received a Paragraph IV Notice Letter on August 20, 2014 from generic drug maker Actavis Laboratories FL, Inc. against United States Patent Nos. 8,298,576, 8,298,580, and 8,663,683, our three Trokendi XR Orange Book patents that cover once-a-day topiramate formulations and methods of treating seizures using those formulations. On October 1, 2014, we filed a lawsuit in the United States District Court for the District of New Jersey against Actavis, Inc., Actavis Laboratories FL, Inc., Actavis plc, Actavis Pharma, Inc., Watson Laboratories, Inc., and Anda, Inc. (collectively “Actavis”) for infringement of these three patents.

We received a Paragraph IV Notice Letter on October 13, 2014 against our three Trokendi XR Orange Book patents from generic drug maker Zydus Pharmaceuticals (USA) Inc.  We are reviewing the details of this Notice Letter and intend to vigorously enforce our intellectual property rights relating to Trokendi XR.

Product Candidates. We are developing SPN-810 (molindone hydrochloride) as a treatment for impulsive aggression in patients who have attention deficit hyperactivity disorder, or ADHD. We completed a Phase IIb trial in 2012 demonstrating both safety and efficacy.  During the third quarter of 2014, we met with the FDA to discuss commercial manufacturing requirements.  In preparation for starting Phase III clinical trials in 2015, we have conducted technology transfer and completed scale up at the commercial manufacturing site. We expect to commence patient dosing in the second half of 2015.

Based on ongoing dialogue, and in close collaboration with the FDA, we have created a new and specific outcome and assessments scale for use in this first-in class development program for the treatment of impulsive aggression in patients with ADHD. We completed a clinical trial to validate this scale during 2014, and are analyzing the results.

The Company has an End of Phase II clinical meeting scheduled with the FDA during December.

The Phase III program will undergo a Special Protocol Assessment.  The FDA has granted fast track designation for SPN-810 for the treatment of impulsive aggression in ADHD.  Fast track designation is for products that are being investigated for treatment of serious conditions, and for which nonclinical or clinical data suggest that they may address an unmet medical need. Whether a disease or condition is serious is a matter of clinical judgment, based on its impact on such factors as survival, day-to-day functioning, or the likelihood that the disease, if left untreated, will progress from a less severe condition to a more serious one. The fast track designation allows for more frequent interactions between the FDA and us, allows for the early submission of some sections of the marketing application, and carries the potential for an expedited review category for the New Drug Application.

In addition to SPN-810, we are developing SPN-812 for the treatment of ADHD. In the second quarter of 2014, we initiated and completed a pharmacokinetics study for extended release formulations for SPN-812. The study was successful and we have selected an extended release formulation that will be the basis of the product. We expect to start the first pivotal trial during the second half of 2015.  In addition, both pipeline programs continue to move forward with the customary animal toxicology studies, including carcinogenicity programs.

We expect to incur significant research and development expenses related to the continued development of each of our product candidates.

Critical Accounting Policies and the Use of Estimates

The significant accounting policies and basis of presentation for our consolidated financial statements are described in Note 2 “Summary of Significant Accounting Policies.” The preparation of our financial statements in accordance with U.S. generally accepted accounting principles, or GAAP, requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and the disclosure of contingent assets and liabilities in our financial statements. Actual results could differ from those estimates.

We believe the following accounting policies and estimates to be critical:

Inventories

We carry inventories at the lower of cost or market using the first-in, first-out method.  Inventory values include materials, labor, and direct and indirect overhead. Inventory is evaluated for impairment through consideration of factors such as net realizable value, obsolescence and expiry. The value of our inventories does not exceed either replacement cost or net realizable value. We believe Oxtellar XR and Trokendi XR have limited risk of obsolescence or expiry based on current demand, our projection for future demand, and product dating. We provide reserves and allowances for items we consider to be obsolete.

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

Our products are distributed through wholesalers and pharmaceutical distributors. Each of these wholesalers and distributors will take title and ownership of the product upon physical receipt of the product and then distribute our products to pharmacies.  Beginning in the fourth quarter of 2013, we began recognizing revenue for Oxtellar XR, net of estimated sales deductions, at the time of shipment to wholesalers. Beginning in the second quarter of 2014, we began recognizing revenue for Trokendi XR, net of estimated sales deductions, at the time of shipment to wholesalers.

In the third quarter of 2014, the Company recognized $30.0 million in revenue from a royalty agreement related to HealthCare Royalty Partners III, L.P.’s purchase of certain of the Company’s rights under the license agreement with United Therapeutics Corporation related to the commercialization of Orenitram.  The Company determined to recognize this revenue immediately because (1) the executed contract constituted persuasive evidence of an arrangement, (2) the delivery of the license occurred and the Company has no current or future performance obligations, (3) the total consideration for the license amendment was fixed and known at the time of its execution and there were no rights of return, and (4) the cash was received and is non-refundable.

Results of Operations

Comparison of the three months ended September 30, 2014 and September 30, 2013

	Three Months ended September 30,		Increase/
	2014	2013	(decrease)
	(unaudited)
	(in thousands)
Revenues:
Net product sales	$22,452	$1,130	21,322
Revenue from royalty agreement	30,000	—	30,000
Licensing revenue	36	127	(91)
Total revenues	52,488	1,257
Costs and expenses
Cost of product sales	1,321	33	1,288
Research and development	4,657	3,779	878
Selling, general and administrative	17,343	14,620	2,723
Total costs and expenses	23,321	18,432
Operating income (loss)	29,167	(17,175)
Other income (expense)
Interest income and other income (expense), net	80	102	(22)
Interest expense	(1,289)	(2,870)	1,581
Changes in fair value of derivative liabilities	760	(4,153)	4,913
Loss on extinguishment of debt	(860)	—	(860)
Total other expenses	(1,309)	(6,921)
Net income (loss)	$27,858	$(24,096)

Net Product Sales.  Our net product sales of $22.5 million for the three months ended September 30, 2014 are based on $7.2 million of revenue from shipments of Oxtellar XR to distributors, less estimates for discounts, rebates, other sales deductions and returns, and $15.3 million of revenue from shipments of Trokendi XR to distributors, less estimates for discounts, rebates, other sales deductions and returns.

We launched Oxtellar XR in February 2013 and recognized $1.1 million of revenue in the third quarter of 2013 based on prescriptions filled at the patient level during the second quarter of 2013 for which all sales deductions had become known.

Revenue from Royalty Agreement. The revenue for the three month period ended September 30, 2014 resulted from the Royalty Interest Acquisition Agreement that we entered into with HC Royalty for Orenitram, which is marketed by United Therapeutics Corporation.  We received $30.0 million upon execution of that Agreement.

Research and Development Expense.  Research and development expenses during the three months ended September 30, 2014 were $4.7 million as compared to $3.8 million for the three months ended September 30, 2013, an increase of $0.9 million or 23.2%.  This increase is due to preclinical and clinical trials and manufacturing scale up for both of our product candidates, SPN-810 and SPN-812.

Selling, General and Administrative Expenses.  Our selling, general and administrative expenses were $17.3 million during the three months ended September 30, 2014 as compared to $14.6 million for the three months ended September 30, 2013, an increase of $2.7 million or 18.6%.  This increase was mainly due to an increase in marketing expenses such as sample distribution and expenses related to the increase in compensation and travel due to the expansion of our sales force to support the growth of Oxtellar XR and Trokendi XR.

Interest Expense.  Interest expense was $1.3 million during the three months ended September 30, 2014 as compared to $2.9 million for the three months ended September 30, 2013. The decrease of $1.6 million was primarily due to a decrease in the interest on the aggregate principal amount of 7.50% Convertible Senior Secured Notes due 2019, or the Notes, which were issued in May 2013.  Through September 30, 2014, approximately $53.9 million of the original $90.0 million of the Notes has been converted into equity.

Changes in Fair Value of Derivative Liability.  During the three months ended September 30, 2014, we recognized a non-cash credit of $0.8 million associated with the interest make-whole derivative liability related to our Notes. The change in fair value, which reduces interest expense in periods subsequent to conversion, is primarily due to the passage of time and because our stock price remains above the $5.30 conversion price. We recognized a non-cash charge of $4.1 million associated with the interest make-whole derivative during the third quarter of 2013, primarily due to the effect of the increase in our stock price on the valuation of its derivative liability.

Loss on Extinguishment of Debt.  During the three months ended September 30, 2014, we recognized a non-cash charge of $0.9 million related to the conversion of $3.7 million of our Notes.

Net Income (Loss).  We realized net income of $27.9 million during the three months ended September 30, 2014 as compared to a net loss of $24.1 million during the three months ended September 30, 2013, an increase of $52.0 million.  This change was due primarily to the revenue generated from our two commercial products, Oxtellar XR and Trokendi XR, and $30 million in revenue as a result of the HC Royalty Agreement.

Comparison of the nine months ended September 30, 2014 and September 30, 2013

	Nine Months ended September 30,		Increase/
	2014	2013	(decrease)
	(unaudited)
	(in thousands)
Revenues:
Net product sales	$59,056	$1,283	57,773
Revenue from royalty agreement	30,000	—	30,000
Licensing revenue	2,188	401	1,787
Total revenues	91,244	1,684
Costs and expenses
Cost of product sales	3,476	37	3,439
Research and development	13,816	11,844	1,972
Selling, general and administrative	54,452	40,366	14,086
Total costs and expenses	71,744	52,247
Operating income (loss)	19,500	(50,563)
Other income (expense)
Interest income and other income (expense), net	267	292	(25)
Interest expense	(3,774)	(5,742)	1,968
Changes in fair value of derivative liabilities	2,115	(12,692)	14,807
Loss on extinguishment of debt	(2,592)	(1,162)	(1,430)
Total other expenses	(3,984)	(19,304)
Net income (loss)	$15,516	$(69,867)

Net Product Sales.  Our net product sales of $59.1 million for the nine months ended September 30, 2014 are based on $17.1 million of revenue from shipments of Oxtellar XR to distributors, less estimates for discounts, rebates, other sales deductions and returns, and $42.0 million of revenue from shipments of Trokendi XR to distributors, less estimates for discounts, rebates, other sales deductions and returns.

We launched Oxtellar XR in February 2013 and recognized $1.3 million of revenue in the nine months ended September 30, 2013 based on prescriptions filled at the patient level during the first and second quarters of 2013 for which all sales deductions had become known.

Revenue for Trokendi XR of $42.0 million includes revenue from prescriptions filled at the patient level during the fourth quarter of 2013 ($4.1 million) for which sales deductions became known in 2014.  We transitioned to contemporaneously recognizing revenue upon shipment of finished product to wholesalers, net of allowances for estimated sales deductions and returns in the second quarter of 2014.

Revenue from Royalty Agreement. The revenue for the nine month period ended September 30, 2014 resulted from the Royalty Interest Acquisition Agreement that we entered into with HC Royalty for Orenitram, which is marketed by United Therapeutics Corporation.  We received $30.0 million upon execution of that Agreement.

Licensing Revenue.  The licensing revenue for the nine month period ended September 30, 2014 consisted primarily of the United Therapeutics Corporation milestone payment of $2 million under their license agreement with Supernus.

Research and Development Expense.  Research and development expenses during the nine months ended September 30, 2014 were $13.8 million as compared to $11.8 million for the nine months ended September 30, 2013, an increase of $2.0 million or 16.6%.  This increase is due to preclinical and clinical trials and manufacturing scale up for both of our product candidates, SPN-810 and SPN-812.

Selling, General and Administrative Expenses.  Our selling, general and administrative expenses were $54.5 million during the nine months ended September 30, 2014 as compared to $40.4 million for the nine months ended September 30, 2013, an increase of $14.1 million or 34.9%.  This increase was mainly due to the increase in compensation and travel due to the expansion of our sales force during the nine months ended September 30, 2014 from 90 sales representatives in 2013 to more than 150 sales representatives in 2014, and an increase in marketing expenses such as sample distribution to support the growth of Oxtellar XR and Trokendi XR.

Interest Expense.  Interest expense was $3.8 million during the nine months ended September 30, 2014 as compared to $5.7 million for the nine months ended September 30, 2013. The decrease of $1.9 million was primarily due to interest relating to the $90.0 million aggregate principal amount of Notes which were issued in May 2013.  Through September 30, 2014, approximately $53.9 million of Notes were converted into equity, which reduces interest expense in the periods subsequent to conversions.

Changes in Fair Value of Derivative Liability.  During the nine months ended September 30, 2014, we recognized a non-cash credit of $2.1 million associated with the interest make-whole derivative liability related to our Notes. This credit is primarily due to the passage of time and because our stock price remains above the $5.30 conversion price. We recognized a non-cash charge of $12.7 million associated with the interest make-whole derivative during the nine months ended September 30, 2013, due primarily to the effect of the increase in our stock price on the valuation of its derivative liability.

Loss on Extinguishment of Debt.  During the nine months ended September 30, 2014, we recognized a non-cash charge of $2.6 million related to the conversion of $13.4 million of our Notes.  During the nine months ended September 30, 2013, we incurred a loss of $1.2 million on extinguishment of our secured credit facility.

Net Loss.  We realized net income of $15.5 million during the nine months ended September 30, 2014 as compared to a net loss of $69.9 million during the nine months ended September 30, 2013, an increase of $85.4 million.  This increase in net income was primarily due to the revenue generated from our two commercial products, Oxtellar XR and Trokendi XR, and $30 million in revenue associated with the HC Royalty Agreement, offset by expenses incurred associated with the hiring of our sales force as well as an increase in marketing expenditures associated with ongoing support of Oxtellar XR and Trokendi XR.

Liquidity and Capital Resources

Our working capital at September 30, 2014 was $80.8 million, an increase of $10.0 million compared to our working capital of $70.8 million at December 31, 2013.  This increase was primarily attributable to the increase in accounts receivable related to increased sales of both Oxtellar XR and Trokendi XR.

We expect to continue to incur significant sales and marketing expenses related to the commercial support of Oxtellar XR and Trokendi XR.  In addition, we expect to incur substantial expenses related to our research and development efforts, primarily related to development of SPN-810 and SPN-812 as we continue to advance these clinical programs.

In July 2014, we entered into a Royalty Interest Acquisition Agreement with HealthCare Royalty Partners III, L.P., or HC Royalty.  Pursuant to this Agreement, HC Royalty paid us $30.0 million in consideration for acquiring certain royalty and milestone rights related to the commercialization of Orenitram (treprostinil) Extended-Release Tablets by our partner United Therapeutics Corporation.  We will retain full ownership of the royalty rights after a certain threshold has been reached per the terms of the Agreement.

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

Through September 30, 2014, holders of the Notes have converted a total of approximately $53.9 million of the Notes. Cumulatively, through September 30, 2014, we issued a total of approximately 10.2 million shares of common stock in conversion of the principal amount of the Notes and issued an additional 1.7 million shares of common stock and paid approximately $1.7 million cash in settlement of interest make-whole provision related to the converted Notes.

We believe our current working capital and long term marketable securities, along with increased revenues from increasing product sales, will be sufficient to finance the Company.  We anticipate achieving cash flow break even by year end and being profitable in 2015.

Cash Flows

The following table sets forth the major sources and uses of cash for the periods set forth below, in thousands:

	Nine Months ended September 30,		Increase
	2014	2013	(decrease)
	(unaudited)
Net cash provided by (used in):

Operating activities	$739	$(48,528)	49,267
Investing activities	3,797	(33,022)	36,819
Financing Activities	264	64,193	(63,929)
Net increase (decrease) in cash and cash equivalents	$4,800	$(17,357)

Operating Activities

Net cash used in operating activities is comprised of two components; cash used to fund operating loss and cash used/provided by changes in working capital.  Results for the nine months ended September 30, 2014 and September 30, 2013 are summarized below, in thousands:

	Nine Months ended September 30,		Increase
	2014	2013	(decrease)
	(unaudited)

Cash provided by (used in) operating income (loss)	$20,281	$(52,181)	(72,462)

Cash (used in)/provided by changes in working capital	(19,542)	3,653	23,195

Net cash provided by (used in) operating activities	$739	$(48,528)

The decrease in net cash used in operating activities is primarily driven by increased revenue for Trokendi XR and Oxtellar XR offset by increases in sales and marketing expenditures associated with the commercialization of these products in 2014.

The changes in certain operating assets and liabilities are, in thousands:

	Nine Months ended September 30,
	2014	2013	Explanation of Change
	(unaudited)

Increase in accounts receivable	$(10,249)	$(7,208)	Shipment of additional product to wholesalers.
Increase in inventory	(3,993)	(4,036)	Build up of inventory for product sales.
Increase in prepaid expenses and other assets	(1,246)	(822)	Increase in activity to support both products, as Trokendi XR was launched in the third quarter of 2013.
Increase in accounts payable and accrued expenses	3,669	4,339	Increase in activity to support both products, as Trokendi XR was launched in the third quarter of 2013.
(Decrease) increase in deferred product and licensing revenue	(8,050)	11,234	Transition of Trokendi XR revenue recognition to be based on shipments to wholesalers.
Other	327	146
	$(19,542)	$3,653

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

Net cash provided by investing activities for the nine months ended September 30, 2014 of $3.8 million related to marketable securities decreasing by $7.4 million offset by the increase in capitalized patent defense costs of $3.1 million and property and equipment purchases of $0.5 million.  Cash used in investing activities for the nine months ended September 30, 2013 of $33.0 million related to the increase in marketable securities of $31.3 million, property and equipment purchases of $1.4 million and $0.3 million in patent defense costs.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2014 was $0.3 million, primarily the result of proceeds received from stock option exercises.  For the nine months ended September 30, 2013, net cash provided of $64.2 million consisted of proceeds from the issuance of the Notes of $90.0 million and $2.1 million from issuance of common stock, offset by $24.3 million in repayment of secured notes payable and payment of the related financing costs and $3.6 million upon issuance of common stock.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The primary objective of our investment activities is to preserve our capital to fund operations. We also seek to maximize income from our investments without assuming significant risk. Our exposure to market risk is confined to our cash, cash equivalents, marketable securities and long term marketable securities. As of September 30, 2014, we had unrestricted cash, cash equivalents, marketable securities and long term marketable securities of $88.3 million. We do not engage in any hedging activities against changes in interest rates. Because of the short-term maturities of our cash, cash equivalents and marketable securities and because we hold these securities to maturity, we do not believe that an increase in market rates would have any significant impact on the realized value of our investments. We do not have any currency or other derivative financial instruments other than the outstanding warrants to purchase common stock and the interest make-whole payment associated with our Notes.

We contract with contract research organizations and investigational sites globally. We may be subject to fluctuations in foreign currency rates in connection with these agreements, primarily with respect to Euro denominated contracts. We do not hedge our foreign currency exchange rate risk. A hypothetical 10% appreciation in Euro exchange rates against the U.S. dollar from prevailing market rates would have increased our net loss by approximately $4,000 for the three months ended September 30, 2014. Conversely, a hypothetical 10% depreciation in Euro exchange rates against the U.S. dollar from prevailing market rates would have decreased our net loss by approximately $4,000 for the three months ended September 30, 2014. We do not believe that inflation and changing prices over the three and nine months ended September 30, 2014 and 2013 had a significant impact on our consolidated results of operations.

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

We conducted an evaluation, and under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(b) and 15d-15(b) under the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2014.

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

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal control over financial reporting during the three months ended September 30, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

From time to time and in the ordinary course of business, we are subject to various claims, charges and litigation. We may be required to file infringement claims against third parties for the infringement of our patents.  We have filed such claims for infringement of the Orange Book patents listed for our products Oxtellar XR and Trokendi XR.

We received a Paragraph IV Notice Letter against two of our Oxtellar XR Orange Book patents (United States Patent Nos. 7,722,898 and 7,910,131) from generic drug maker Watson Laboratories, Inc. — Florida (“WLF”) n/k/a Actavis Laboratories FL, Inc. (“Actavis Labs FL”) on June 26, 2013.  On August 7, 2013, we filed a lawsuit against Actavis, Inc., WLF n/k/a Actavis Labs FL, Actavis Pharma, Inc., Watson Laboratories, Inc., and Anda, Inc. (collectively “Actavis”) alleging infringement of United States Patent Nos. 7,722,898 and 7,910,131.  We received a second Paragraph IV Notice Letter against our later-issued Oxtellar XR Orange Book Patent (United States Patent No. 8,617,600) on February 20, 2014.  On March 28, 2014, we filed a second lawsuit against Actavis alleging infringement of United States Patent No. 8,617,600.  We have since listed a fourth patent, United States Patent No. Our United States Patent Nos. 7,722,898, 7,910,131, 8,617,600, and 8,821,930 generally cover once-a-day oxcarbazepine formulations and methods of treating seizures using those formulations.  The FDA Orange Book lists all four of our Oxtellar XR patents as expiring on April 13, 2027.

Both Complaints—filed in the U.S. District Court for the District of New Jersey—allege, inter alia, that Actavis infringed our Oxtellar XR patents by submitting to the FDA an Abbreviated New Drug Application (“ANDA”) seeking to market a generic version of Oxtellar XR prior to the expiration of our patents.  Filing its August 7, 2013 Complaint within 45 days of receiving Actavis’s Paragraph IV certification notice entitles Supernus to an automatic stay preventing the FDA from approving Actavis’s ANDA for 30 months from the date of our receipt of the first Paragraph IV certification notice.  On September 25, 2013, Actavis answered the August 7, 2013 complaint, denying the substantive allegations of that Complaint.  One defendant, WLF n/k/a Actavis Labs FL, asserted Counterclaims, seeking declaratory judgments of non-infringement and invalidity of United States Patent Nos. 7,722,898 and 7,910,131.  On October 30, 2013, we filed its Reply, denying the substantive allegations of those Counterclaims.  On April 30, 2014, Actavis answered the March 28, 2014 complaint, denying the substantive allegations of that Complaint.  WLF n/k/a Actavis Labs FL also asserted Counterclaims seeking declaratory judgments of non-infringement and invalidity of United Sates Patent No. 8,617,600.  On June 4, 2014, we filed our Reply, denying the substantive allegations of those Counterclaims.

On June 4, 2014, the District Court issued a consolidated scheduling order for both cases.  This consolidated case is in its early stages and discovery is proceeding.

We received a Paragraph IV Notice Letter against three Trokendi XR Orange Book patents (United States Patent Nos. 8,298,576; 8,298,580; and 8,663,683) from generic drug maker Actavis Laboratories FL, Inc. on August 20, 2014.  On October 1, 2014, we filed a lawsuit against Actavis, Inc.; Actavis Laboratories FL, Inc.; Actavis plc; Actavis Pharma, Inc.; Watson Laboratories, Inc.; and Anda, Inc. (collectively “Actavis”) alleging infringement of United States Patent Nos. 8,298,576; 8,298,580; and 8,663,683.  Our United States Patent Nos. 8,298,576; 8,298,580; and 8,663,683 cover once-a-day topiramate formulations and methods of treating seizures using those formulations.  The FDA Orange Book currently lists U.S. Patent No. 8,298,576 as expiring on March 18, 2029 and U.S. Patent Nos. 8,298,580 and 8,663,683 as expiring on November 16, 2027.

The Complaint—filed in the U.S. District Court for the District of New Jersey—alleges, inter alia, that Actavis infringed our Trokendi XR patents by submitting to the FDA an ANDA seeking to market a generic version of Trokendi XR prior to the expiration of our patents.  Filing its October 1, 2014 Complaint within 45 days of receiving Actavis’s Paragraph IV certification notice entitles Supernus to an automatic stay preventing the FDA from approving Actavis’s ANDA for 30 months from the date of our receipt of Actavis’s Paragraph IV certification notice.

We received a Paragraph IV Notice Letter against three Trokendi XR Orange Book patents (United States Patent Nos. 8,298,576; 8,298,580; and 8,663,683) from generic drug maker Zydus Pharmaceuticals (USA) Inc. on or about October 13, 2014.  We are currently reviewing the details of this Notice Letter and will continue to vigorously enforce our intellectual property rights relating to Trokendi XR.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)                                 Sales of Unregistered Securities.

During the three months ended September 30, 2014, the Company granted options to employees to purchase an aggregate of 15,900 shares of common stock at an exercise price of $8.36 per share.  The options are exercisable for a period of ten years from the grant date.  These issuances were exempt from registration in reliance on Section 4(a)(2) of the Securities Act as transactions not involving any public offering.

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

SUPERNUS PHARMACEUTICALS, INC.

DATED: November 12, 2014	By:	/s/ Jack A. Khattar
Jack A. Khattar
President, Secretary and Chief Executive Officer

DATED: November 12, 2014	By:	/s/ Gregory S. Patrick
Gregory S. Patrick
Vice President and Chief Financial Officer

EXHIBIT INDEX

Number	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document