Form 10-K
period 2014-12-31
SUPERNUS PHARMACEUTICALS INC
filed 2015-03-12
CIK 1356576

Use these links to rapidly review the document

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2014
COMMISSION FILE NUMBER: 001-35518
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

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

        As of June 30, 2014, the aggregate market value of the common stock held by non-affiliates of the registrant based on the closing price of the common stock on The NASDAQ Global Market was $238,315,986.

        The number of shares of the registrant's common stock outstanding as of March 11, 2015 was 44,089,023.

DOCUMENTS INCORPORATED BY REFERENCE

        Certain portions of the registrant's definitive Proxy Statement for its 2015 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission not later than 120 days after the end of the registrant's 2014 fiscal year end, are incorporated by reference into Part III of this Annual Report on Form 10-K.

SUPERNUS PHARMACEUTICALS, INC.
FORM 10-K

For the Year Ended December 31, 2014

i

Unless the content requires otherwise, the words "Supernus," "we," "our" and "the Company" refer to Supernus Pharmaceuticals, Inc. and its subsidiary.

We are the owners of various U.S. federal trademark registrations(®) and registration applications(™), including the following marks referred to in this Annual Report on Form 10-K pursuant to applicable U.S. intellectual property laws: "Supernus®," "Oxtellar XR®," "Trokendi XR®," "Microtrol®," "Solutrol®," and the registered Supernus Pharmaceuticals logo.

All other trademarks or trade names referred to in this prospectus are the property of their respective owners. Solely for convenience, the trademarks and trade names in this Annual Report on Form 10-K are referred to without the ® and TM symbols, but such references should not be construed as any indicator that their respective owners will not assert, to the fullest extent under applicable law, their rights thereto.

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

ITEM 1.    BUSINESS.

Overview

We are a specialty pharmaceutical company focused on developing and commercializing products for the treatment of central nervous system ("CNS") diseases. We launched our first two products in neurology for the treatment of epilepsy, Oxtellar XR (oxcarbazepine extended release tablets) and Trokendi XR (topiramate extended release capsules), during 2013. We are also developing multiple product candidates in psychiatry to address the large unmet medical needs and market opportunities in impulsive aggression across several areas (such as attention deficit hyperactivity disorder ("ADHD"), autism and bipolar disorder), and ADHD. Our extensive expertise in product development has been built over the past 24 years: initially as a standalone development organization, then as a U.S. subsidiary of Shire plc and, upon our acquisition of substantially all the assets of Shire Laboratories Inc. in late 2005, as Supernus Pharmaceuticals. We market our products in the United States through our own specialty sales force and have and will continue to seek strategic collaborations with other pharmaceutical companies to license our products outside the United States.

Our neurology portfolio consists of Oxtellar XR and Trokendi XR, which were the first once-daily extended release oxcarbazepine and topiramate products, respectively, indicated for epilepsy in the U.S. market. These products are differentiated compared to the immediate release products by offering convenient once-daily dosing and unique pharmacokinetic profiles that can be very important for patients with epilepsy. We believe a once-daily dosing regimen improves compliance allowing patients to benefit from their medications, and the unique smooth and steady pharmacokinetic profiles of once-daily dosing avoid the blood level fluctuations that are typically associated with immediate release products that can result in adverse events or decreased efficacy. In a retrospective medical chart review of 200 patients treated with immediate release oxcarbazepine or Oxtellar XR, Oxtellar XR was associated with a significantly lower rate of inpatient hospitalization stays, lower rate of emergency department visits, and a higher rate of compliance.

Underlying our net product revenues of $89.6 million in 2014 is strong growth in prescriptions for Oxtellar XR and Trokendi XR. Total prescriptions as reported by Wolter Kluwers or Symphony ("SHA") have shown a steady increase quarter over quarter as shown in the following graph.

Source: SHA Monthly Prescriptions

Given the large and growing base of prescriptions of immediate release products, we expect to continue to expand our revenues for Oxtellar XR and Trokendi XR for the foreseeable future. We believe these products have the potential for peak net sales in excess of $500 million based on a market of $1.3 billion for oxcarbazepine and $4.5 billion for topiramate, which accounts for all indications of corresponding molecules' total market.

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

Our psychiatry product candidates include SPN-810 (molindone hydrochloride) and SPN-812 (viloxazine hydrochloride). SPN-810 is currently being developed for the treatment of impulsive aggression in patients with ADHD in conjunction with standard ADHD treatment. In August 2014, the Food and Drug Administration ("FDA") granted fast track designation for SPN-810 and in December 2014 we held an end of Phase II clinical meeting with the FDA. The Company is currently designing a Phase III protocol which will undergo a Special Protocol Assessment ("SPA"). We expect the program to enter Phase III testing in the fourth quarter of 2015. SPN-812 is being developed as a non-stimulant treatment for ADHD. During the second quarter of 2014, we completed a pharmacokinetic study evaluating extended release formulations for SPN-812. This study was successful and we have selected an extended release formulation that will be the basis of future clinical trials including a Phase IIb trial which we expect to initiate in the fourth quarter of 2015.

We have a successful track record of developing and launching novel products by applying proprietary technologies to known drugs to improve existing therapies and enable the treatment of new indications. Our key proprietary technology platforms include: Microtrol, Solutrol and EnSoTrol. These technologies have been utilized to create nine marketed products, including both Trokendi XR and Oxtellar XR, as well as our key product candidates SPN-810 and SPN-812.

Products and Product Candidates

The table below summarizes our current pipeline of novel products and product candidates.

Product	Indication	Status
Oxtellar XR	Epilepsy	Launched
Trokendi XR	Epilepsy	Launched
SPN-810	Impulsive Aggression*	Phase III in 2015
SPN-812	ADHD	Phase IIb in 2015
SPN-809	Depression	Active IND

*
Initial program will be in ADHD, with a plan to follow on in autism and bipolar disorder.

We are continuing to expand our intellectual property portfolio to provide additional protection for our technologies, products, and product candidates. We currently have four U.S. patents issued covering Oxtellar XR and five U.S. patents issued covering Trokendi XR, providing patent protection expiring no earlier than 2027 for each product.

Our Strategy

Our vision is to be a leading specialty pharmaceutical company developing and commercializing new medicines in neurology and psychiatry. Key elements of our strategy to achieve this vision are to:

  •
  Drive growth and profitability. We will continue to drive the revenue growth of Trokendi XR and Oxtellar XR by continuing to dedicate sales and marketing resources in the United States.

  •
  Advance our pipeline toward commercialization. In 2015, we will start trials for our product candidates in our psychiatry portfolio. SPN-810 is being developed as a treatment for impulsive aggression in patients with ADHD in conjunction with standard ADHD treatment. We expect the program to enter Phase III testing in the fourth quarter of 2015. SPN-812 is being developed as a non-stimulant treatment for ADHD. We expect to start a Phase IIb trial during the fourth quarter of 2015.

  •
  Target strategic business development opportunities. We are actively exploring a broad range of strategic opportunities that fit well with our strong presence in CNS. This includes in-licensing products and entering into co-promotion partnerships which are synergistic with our sales force call point, potential co-development partnerships on our pipeline products, and growth opportunities through value-creating and transformative merger and acquisition transactions.

  •
  Continue to grow our pipeline. We plan to continue to evaluate and develop additional CNS product candidates that we believe have significant commercial potential through our internal research and development efforts.

Our Neurology Portfolio

Oxtellar XR and Trokendi XR are novel extended release formulations of two well known and approved anti-epileptic drugs ("AEDs"), oxcarbazepine and topiramate, respectively. Both formulations are designed to offer epilepsy patients effective therapy, the potential for reduced side effects and improved compliance with once-per-day dosing. We believe that by delivering more consistent plasma concentrations of oxcarbazepine and topiramate, Oxtellar XR and Trokendi XR can potentially reduce adverse side effects to improve tolerability and increase adherence, enabling patients to benefit from better seizure control and fewer breakthrough seizures as compared to immediate release products of oxcarbazepine and topiramate. Given that Oxtellar XR and Trokendi XR are based on different drug compounds and different mechanisms of action, they target different market segments and patient populations within the epilepsy market.

Epilepsy Overview

Epilepsy is a complex neurological disorder characterized by spontaneous recurrence of unprovoked seizures, which are sudden surges of electrical activity in the brain that impair a person's mental and/or physical abilities.

Compliance with drug treatment regimens is critically important to achieving effective control for patients with epilepsy. Patient non-compliance with AED therapy is a serious issue and remains one of the most common causes of breakthrough seizures. Not only is taking all prescribed doses critical for epileptic patients, but the timing of when patients take their prescribed doses can also be crucial.

We believe extended release products, and in particular Trokendi XR and Oxtellar XR, offer important advantages in the treatment of epilepsy. The release profiles of extended release products can produce more consistent and steadier blood level concentrations as compared to immediate release products, potentially resulting in fewer side effects, better tolerability and efficacy. Improved tolerability can help patients improve their adherence, have fewer breakthrough seizures and, correspondingly, enjoy a better quality of life.

Trokendi XR

Trokendi XR is the first once-daily topiramate product indicated for epilepsy in the U.S. market and is designed to improve patient compliance and to have a better pharmacokinetic profile compared to the current immediate release products that are taken multiple times per day. Trokendi XR's pharmacokinetic profile results in lower peak plasma concentrations, higher trough plasma concentrations and slower input rate over an extended time period. This results in smoother and more consistent blood levels of topiramate as compared to immediate release topiramate. We believe that such a profile mitigates blood level fluctuations that are frequently associated with many of the side effects or breakthrough seizures that patients can suffer when taking immediate release products. Side effects can lead patients to skipping doses, and non-adherence could place them at higher risk for breakthrough seizures.

Oxtellar XR

Oxtellar XR is the only once-daily oxcarbazepine product indicated for the treatment of epilepsy in the U.S. as an adjunctive therapy. With its novel pharmacokinetic profile that delivers lower peak plasma concentrations, slower rate of input, higher trough plasma concentrations and smoother and more consistent blood levels concentrations compared to immediate release products, we believe Oxtellar XR has the potential to improve the tolerability of oxcarbazepine by reducing the side effects experienced by patients. This could enable more patients to tolerate higher doses of oxcarbazepine, which would permit them to benefit from the resulting improved efficacy and greater seizure control that have been previously reported in patients at higher doses. In addition, Oxtellar XR once-per-day dosing is designed to improve patient compliance compared to the current immediate release products that are taken multiple times per day.

In a retrospective medical chart review of 200 patients treated with immediate release oxcarbazepine or Oxtellar XR, Oxtellar XR was associated with a significantly lower rate of inpatient hospitalization stays, lower rate of emergency department visits, and a higher rate of compliance. The patient charts were obtained from seventeen geographically and clinically diverse sites across the U.S. to include non-academic and academic affiliated practices, general neurology, pediatric neurology, and epilepsy centers.

Sales and Marketing

We have established a commercial organization in the United States to support current and future sales of Oxtellar XR and Trokendi XR. We believe our current sales force of over 150 sales representatives is effectively targeting healthcare providers, primarily neurologists, to support and grow our epilepsy franchise. Simultaneously promoting two epilepsy products allows us to leverage our commercial infrastructure with these prescribers.

If we obtain FDA approval for any of our product candidates in our psychiatry portfolio, we anticipate adding additional sales representatives who will be dedicated to marketing our psychiatry products.

Manufacturing

We currently depend on third-party commercial manufacturing organizations ("CMOs"), for all of our required raw materials and drug substance for our preclinical research and clinical trials. We have entered into agreements with Patheon Pharmaceuticals Inc., PCI Inc., and Catalent Pharma Solutions, leading CMOs headquartered in North America, for the manufacture of the final commercial products Oxtellar XR and Trokendi XR. These CMOs offer a comprehensive range of contract manufacturing and packaging services.

We do not own or operate manufacturing facilities for the production of any of our product candidates beyond Phase II clinical trials, nor do we have plans to develop our own manufacturing operations for Phase III clinical materials or commercial products in the foreseeable future. For Trokendi XR, Oxtellar XR and our product candidates, we currently rely on single third-party suppliers for raw materials including drug substance and single manufacturers for the final commercial products. We currently employ internal resources to manage our manufacturing contractors.

Epilepsy Competition

Trokendi XR competes with all immediate release and extended release topiramate products including Topamax, Qudexy XR, their related generic products and other anti-epileptic products. Oxtellar XR competes with all immediate release oxcarbazepine products including Trileptal and its related generics and other anti-epileptic products.

Our Psychiatry Portfolio

Our psychiatry portfolio includes three product candidates for the treatment of impulsive aggression in patients with ADHD, ADHD or its coexisting conditions, and depression, each of which is designed to bring important advancements in therapy.

ADHD Overview

ADHD is a common CNS disorder characterized by developmentally inappropriate levels of inattention, hyperactivity, and impulsivity. ADHD affects an estimated 6% to 9% of all school-age children and 3% to 5% of adults in the United States.(1) An estimated 50% of children with ADHD continue to meet criteria for ADHD into adolescence.(2) For the year ended 2014, according to data from SHA, the U.S. market for ADHD prescription drugs was $10 billion with 65.3 million prescriptions.

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

Current Treatments for Impulsive Aggression in Patients with ADHD

Currently, we do not believe there are any approved medications for the treatment of impulsive aggression in patients with ADHD. Impulsive aggression is characteristic of individuals that spontaneously react to stimuli by committing verbal or physical acts against parents, peers, property, or themselves. The current treatment options for impulsive aggression in patients with ADHD include psychosocial interventions, such as school-based or family-based behavioral therapies, which are usually not wholly effective. In the large, multisite Multimodal Treatment Study of Children with ADHD(3), a seminal clinical trial designed by experts from key stakeholder communities such as the National Institute of Mental Health, researchers observed that after 14 months of either ADHD medication-only or a regimen that combined ADHD medication with behavioral interventions, 44% of those children with ADHD (or 26% of the total sample size in the trial) who exhibited initial aggression still had what can be described as impulsive aggression at the end of the trial, demonstrating that psychosocial interventions may not work for a large percentage of children with ADHD who exhibit aggressive behaviors.

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

SPN-810 (molindone hydrochloride)

We are developing SPN-810 (molindone hydrochloride) as a treatment for impulsive aggression in patients with ADHD in conjunction with standard ADHD treatment. The FDA has granted fast track designation for SPN-810 for the treatment of impulsive aggression in ADHD in conjunction with standard ADHD treatment. Fast track designation is for products that are being investigated for treatment of serious conditions, and for which nonclinical or clinical data suggest that they may address an unmet medical need. Whether a disease or condition is serious is a matter of clinical judgment, based on its impact on such factors as survival, day-to-day functioning, or the likelihood that the

(1)
Dopheide, J.A., Attention-Deficit-Hyperactivity Disorder: An Update, published June 2009 in Pharmacotherapy.

(2)
Floet, A.M.W., Attention-Deficit/Hyperactivity Disorder, published February 2010 in Pediatrics in Review.

(3)
The MTA Cooperative Group, A 14-month randomized clinical trial of treatment strategies for attention-deficit/hyperactivity disorder, published December 1999 in Archives of General Psychiatry.

disease, if left untreated, will progress from a less severe condition to a more serious one. The fast track designation allows for more frequent interactions with the FDA, for the early submission of some sections of the marketing application, and carries the potential for an expedited review category for the New Drug Application ("NDA"). The Company intends to submit a request for a SPA to the FDA prior to commencing Phase III testing in the fourth quarter of 2015.

In preparation for our Phase III program, we have conducted technology transfer and completed scale-up at commercial manufacturing sites for both bulk active ingredient and dosage form manufacture. We met with the FDA during the third quarter of 2014 to discuss commercial manufacturing requirements for our extended release formulation. Also, in December 2014 we held an end-of-phase II meeting with the FDA where we discussed the development plan of SPN-810 and protocols for our studies. Based on the meeting we will expand the target patient population in our clinical program to include adolescents. This allows us to address a larger patient population and does not significantly alter our development plan and projected timeline. Finally, in 2014 we completed an intensive program to create and validate a new and specific outcomes and assessments scale for use in this unique development program for the treatment of impulsive aggression in patients with ADHD. We are making progress toward finalizing this scale in close cooperation with the FDA. We are targeting to meet with the FDA during the second quarter to review the scale and our request for a special protocol assessment.

Molindone hydrochloride was previously marketed in the United States as an anti-psychotic to treat schizophrenia under the trade name Moban. Dosing typically ranged from 50 mg/day to 225 mg/day. Moban has not been commercially available since 2010. The FDA has confirmed that this was not due to safety or efficacy. Molindone hydrochloride is unusual among anti-psychotics in that it is less likely to be associated with weight gain. In addition, we believe the lower doses (12mg/day - 36mg/day) tested for the proposed indication of impulsive aggression should be better tolerated than the higher doses approved to treat schizophrenia. The Phase IIb trial with SPN-810, which included 121 patients, indicated that at the doses studied in the trial, there was no difference in weight gain between patients treated with SPN-810 and placebo. Although initially we are developing SPN-810 as a treatment for impulsive aggression in patients with ADHD in conjunction with standard ADHD treatment, if we are successful in demonstrating the effectiveness of SPN-810, we may then develop the product candidate for the treatment of other patient populations that are characterized by impulsive aggression; e.g. patients with autism, bipolar disorder, schizophrenia, and some forms of dementia. In the aggregate, we believe the addressable market for SPN-810 is greater than $3 billion, including $1.5 billion in ADHD, $1.0 billion in autism and $0.6 billion in bipolar disorder. Our plans are to develop an intellectual property position around the novel synthesis process for this product candidate, its novel use in impulsive aggression, and its novel delivery system.

SPN-810 Development Program

In 2012, we completed a Phase IIb multicenter, randomized, double-blind, placebo-controlled trial in the United States in pediatric subjects 6 to 12 years of age diagnosed with ADHD and impulsive aggression that is not controlled by optimal stimulant and behavioral therapy. The primary objective of the study was to assess the effect of SPN-810 in reducing impulsive aggression as measured by the Retrospective-Modified Overt Aggression Scale ("R-MOAS") after at least three weeks of assigned treatment. Secondary endpoints included the rate of remission of impulsive aggression and measurement of the effectiveness of SPN-810 on Clinical Global Impression ("CGI") and ADHD scales as well as evaluation of the safety and tolerability of the drug. Patients who completed the study were offered the opportunity to continue into an open-label phase of six months duration. We received preliminary results from this trial in November 2012. The final analysis provided here updates those preliminary results.

Analysis of treatment comparison was performed using both parametric and non-parametric statistical methods. The parametric method assumes that data are normally distributed. Under this method, treatment group means of the change form baseline at the end of 3 weeks of treatment in R-MOAS for each of the four dose groups (high, medium, low and placebo) are compared using the t-test. The non-parametric method does not assume that data are normally distributed. Under this method, treatment group medians of the change from baseline at the end of 3 weeks of treatment in R-MOAS for each of the four dose groups (high, medium, low and placebo) are compared using the Wilcoxon Rank-sum test. There was a statistically significant difference between the low dose and placebo (p=0.064 for t-test and p=0.031 for Wilcoxon test) and also between the medium dose and placebo (p=0.027 for t-test and p=0.024 for Wilcoxon test) at the a=0.05 level. There was no statistically significant difference between the high dose and placebo. Both parametric and non-parametric results show that the medium dose and low dose are superior to placebo and this conclusion is not dependent on data distribution. These results indicated that both low and medium doses were effective, and this range of doses will be further evaluated in Phase III clinical trials.

A secondary efficacy variable was the proportion of children whose impulsive aggressive behavior remitted, with remission defined as R-MOAS ≤ 10 at the end of the study. Low and medium doses of SPN-810 showed statistical significance versus placebo, with percent of patients who experienced remission of impulsive aggressive behavior of 51.9% (p=0.009) and 40.0% (p=0.043), respectively.

The CGI results (Severity and Improvement) are consistent with the findings for the R-MOAS, in that notable improvement (reduction in severity) occurred primarily in the low dose and medium dose groups. Scores on SNAP-IV Hyperactivity and Impulsivity items did not exhibit statistically significant differences across treatment groups. Numerical trends in SNAP-IV Oppositional Defiant Disorder scores, while not always significant, consistently favored the low dose and medium dose groups over placebo.

SPN-810 was well tolerated throughout the study across all doses. Sedation was the most frequently reported adverse reaction, with two subjects (7%) reporting this event in each of the four treatment groups including the placebo group. The next most frequently reported adverse reaction was increased appetite with two subjects (7%) reporting this event in each of the three active treatment groups and one subject (3%) in the placebo group. The two serious adverse events ("AEs") that occurred were not drug-related. One patient in the low dose arm and two patients in the medium dose arm had severe AEs that were considered either possibly or definitely related to the drug. Six patients in total discontinued the study because of AEs in the active treatment arms: one in low dose; two in medium dose; and three in high dose. AEs requiring dose reduction were infrequent.

The frequency of AEs associated with extra-pyramidal symptoms ("EPS") was also low and the events were reversible. The data are too sparse to evaluate dose-related aspects of these reports, thus no clear dose-response relationship is evident. SPN-810 exhibited a very good safety and tolerability profile, with low incidence of adverse events, and no unexpected, life threatening, or dose-limiting safety issues.

SPN-812 (viloxazine hydrochloride)

We are developing SPN-812 as a novel non-stimulant for the treatment of ADHD. In the second quarter of 2014, we initiated and completed a pharmacokinetic study for extended release formulations for SPN-812. The study was successful and we have selected an extended release formulation that will be the basis of our future trial. We expect to start the Phase IIb trial during the fourth quarter of 2015.

SPN-812, a norepinepherine reuptake inhibitor, would provide an additional option to the few non-stimulant therapies currently available. We believe that SPN-812 could be more effective than other non-stimulant therapies due to its different pharmacological profile. A Phase IIa trial, completed in 2011, showed that SPN-812 was effective in treating ADHD in adults.

In addition, due to its demonstrated efficacy as an anti-depressant, SPN-812, if studied in that specific patient population and shown to be effective, may exhibit increased benefit in up to an estimated 40% of ADHD patients who also suffer from major depression.(4) ADHD affects 6% to-9% of all school-age children and 3% to 5% of all adults. As a non-stimulant, SPN-812 has the potential to address a $2.5 billion market opportunity. Current non-stimulant treatments for ADHD have achieved peak net product sales of approximately $700 million each. We are developing an intellectual property position around the novel synthesis process for this product candidate, its novel use in ADHD and its novel delivery with extended release.

Our SPN-812 product candidate has three families of pending U.S. non-provisional and foreign counterpart patent applications. Patents, if issued, from the applications could expire from 2029 to 2033. We have one patent issued in Europe and one in Canada in one of these families, covering a method of treating ADHD using viloxazine hydrochloride. We own all of the pending applications.

We expect SPN-812, if approved, to have five year market exclusivity given its new chemical entity status in the United States of America.

SPN-812 Development Program

We completed a proof-of-concept Phase IIa U.S. clinical trial of SPN-812 in adults for the treatment of ADHD in 2011. In this trial, SPN-812 was well tolerated and demonstrated a statistically significant improvement over placebo as a treatment for ADHD. The trial met the primary endpoints of safety and tolerability, and showed statistically significant median reduction versus placebo in both investigator-rated and patient-rated ADHD symptom scores. The trial was a randomized, double-blind, placebo-controlled trial in 52 adults with a current diagnosis of ADHD (26 subjects per treatment group).

Patients received either treatment three times a day for a one-week titration followed by five weeks of maintenance therapy. SPN-812 was shown to be safe and well tolerated as indicated by the results of the primary safety endpoint. Secondary endpoints of efficacy were measured by: (1) Total ADHD Symptom Score on the Conners' Adult ADHD Rating Scale ("CAARS", a commonly-used measurement for ADHD in adults) as rated by each of the investigators, (2) the same scale as rated by each patient, and (3) the Clinical Global Improvement ("CGI-I") score. When compared to baseline, patients receiving SPN-812 achieved overall significant median reductions in scores for both the investigator-rated CAARS (11.5 vs. 6.0 points for placebo, p=0.0414) and in self-rated CAARS (10.5 vs. 1.0 point for placebo, p=0.0349). Although not statistically significant, a trend was observed for greater improvement in CGI-I scores in the SPN-812 treated group compared to placebo.

We plan to commence a Phase IIb trial during the fourth quarter of 2015.

SPN-809 (viloxazine hydrochloride)

SPN-809 is a novel once-daily product candidate for the treatment of depression. SPN-809 is based on the same active ingredient as SPN-812. We currently have an open investigational new drug application ("IND") for SPN-809 as a treatment of depression, the indication for which the active ingredient in SPN-809 was approved and marketed in Europe for many years.

(4)
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

ADHD Competition

Competition in the U.S. ADHD market has increased with the commercial launch of several products in recent years, including the launch of generic versions of branded drugs, such as Adderall XR. Shire plc is one of the leaders in the U.S. ADHD market with three products: Vyvanse, a stimulant prodrug product launched in 2007; Intuniv, a non-stimulant treatment launched in November 2009, and Adderall XR, an extended release stimulant treatment designed to provide once-daily dosing. Other stimulant products for the treatment of ADHD in the U.S. market include the following once-daily formulations: Concerta; Metadate CD; Ritalin LA; Focalin XR; and Daytrana. Other non-stimulants are Strattera and Kapvay. We are also aware of clinical development efforts by several other organizations including Alcobra, Sunovion, Neos Therapeutics, and Neurovance to develop additional treatment options for ADHD.

Our Proprietary Technology Platforms

We have a successful track record of developing novel products by applying proprietary technologies to known drugs to improve existing therapies and enable the treatment of new indications. Our key proprietary technology platforms include: Microtrol, Solutrol and EnSoTrol. These technologies create novel customized product profiles designed to meet efficacy needs, more convenient and less frequent dosing, enhanced patient compliance, and improved tolerability in certain specific applications. We have employed our technologies in the development of a total of nine products that are currently on the market, including Trokendi XR and Oxtellar XR with the other seven being marketed by our partners. Trokendi XR uses the Microtrol multiparticulate delivery platform and Oxtellar XR uses the Solutrol matrix delivery platform. EnSoTrol was utilized to develop Orenitram, an oral formulation of treprostinil diethanolamine, or treprostinil, which was launched by our partner United Therapeutics Corporation in 2014.

Intellectual Property and Exclusivity

Overview

We have been building and continue to build our intellectual property portfolio relating to our products and product candidates, including Oxtellar XR and Trokendi XR. We seek patent protection, where appropriate, in the United States and internationally for our products and product candidates. Our policy is to protect our innovations and proprietary products by, among other things, filing patent applications in the United States and abroad (including Europe, Canada and other countries when appropriate). We also rely on trade secrets, know-how, continuing technological innovation and in-licensing opportunities to develop and maintain our proprietary position. We cannot be sure that patents will be granted with respect to any of our pending patent applications or with respect to any patent applications filed by us in the future, nor can we be sure that any of our existing patents or any patents that may be granted to us in the future will be commercially useful in protecting our technology.

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

Patents for both Oxtellar XR and Trokendi XR have received numerous Paragraph IV Notice Letters and we have filed claims for infringement of our patents against the third-parties. For more information, please see Item 3—Legal Proceedings contained within this Form 10-K.

Patent Portfolio

Our extended release oxcarbazepine patent portfolio currently includes six U.S. patents, four of which cover Oxtellar XR. We have also obtained two patents for extended release oxcarbazepine in Europe and one patent each in Canada, Japan, Australia, and Mexico. In addition, we have certain pending U.S. and foreign patent applications that cover various extended release formulations containing oxcarbazepine. The four issued U.S. patents covering Oxtellar XR will expire no earlier than 2027. We own all of the issued patents and the pending applications.

In addition to the patents and patent applications relating to Oxtellar XR, we currently have five U.S. patents that cover Trokendi XR. We have one patent issued each in Europe, Australia, Japan and Canada for extended release topiramate and have certain pending U.S. and foreign patent applications that relate to the U.S. patents that cover extended release formulations containing topiramate. The five issued U.S. patents covering Trokendi XR will expire no earlier than 2027. We own all of the issued patents and pending applications.

Our patent portfolio also contains patent applications relating to our other pipeline products. We have four families of pending U.S. non-provisional and foreign counterpart patent applications relating to our SPN-810 product candidate. Patents, if issued, could have terms expiring from 2029 to 2033. We have one patent issued in the U.S. in one family, covering a process for preparing molindone. In another family we have one patent issued each in the U.S. and Australia, covering modified release formulations of molindone. We own all of the pending applications.

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

The U.S. patent system permits the filing of provisional and non-provisional patent applications. A non-provisional patent application is examined by the U.S. Patent and Trademark Office ("USPTO"), and can mature into a patent once the USPTO determines that the claimed invention meets the standards for patentability. A provisional patent application is not examined for patentability, and automatically expires 12 months after its filing date. As a result, a provisional patent application cannot mature into a patent. The requirements for filing a provisional patent application are not as strict as those for filing a non-provisional patent application. Provisional applications are often used, among other things, to establish an early filing date for a subsequent non-provisional patent application. The term of individual patents depends upon the legal term of the patents in the countries in which they are obtained. In most countries in which we file, the patent term is 20 years from the earliest date of filing a non-provisional patent application. In the United States, a patent's term may be lengthened by patent term adjustment ("PTA"), which compensates a patentee for administrative delays by the USPTO in granting a patent. In view of a recent court decision, the USPTO is under greater scrutiny regarding its calculations because the USPTO erred in calculating the PTA, which resulted in denying the patentee a portion of the patent term to which it was entitled. Alternatively, a patent's term may be shortened if a patent is terminally disclaimed over another patent.

In evaluating the patentability of a claimed invention, the filing date of a non-provisional patent application is used by the USPTO to determine what information is prior art. If certain requirements are satisfied, a non-provisional patent application can claim the benefit of the filing date of an earlier filed provisional patent application. As a result, the filing date accorded by the provisional patent application may supersede information that otherwise could preclude the patentability of an invention.

The term of a patent that covers an FDA-approved drug may also be eligible for patent term extension ("PTE") which permits patent term restoration as compensation for the patent term lost during the FDA regulatory review process. The Drug Price Competition and Patent Term Restoration Act of 1984, or the Hatch-Waxman Amendments, permits a PTE of up to five years beyond the expiration of the patent. The length of the PTE is related to the length of time the drug is under regulatory review. Patent extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval and only one patent applicable to an approved drug may be extended. Similar provisions are available in Europe and other foreign jurisdictions to extend the term of a patent that covers an approved drug. In the future, if and when our pharmaceutical products receive FDA or other regulatory approval, we may be able to apply for PTEs on patents covering those products. Depending upon the timing, duration and specifics of FDA approval of our SPN-810 and SPN-812 product candidates and issuance of a U.S. patent we may obtain a U.S. patent that is eligible for limited patent term restoration.

Other Intellectual Property Rights

We seek trademark protection in the United States and internationally where available and when appropriate. We have filed for trademark protection for several marks, which we use in connection with our pharmaceutical research and development collaborations as well as products. We are the owner of various U.S. federal trademark registrations (®) and registration applications (™), including the following marks referred to in this Annual Report on Form 10-K pursuant to applicable U.S. intellectual property laws: "Supernus®," "Microtrol®," "Solutrol®," "Trokendi XR®," "Oxtellar XR®," and the registered Supernus Pharmaceuticals logo.

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

To protect our competitive position, it may be necessary to enforce our patent rights through litigation against infringing third parties. We presently have five cases pending against third parties to enforce our patent rights. See Item 3—Legal Proceedings. Litigation to enforce our own patent rights is subject to uncertainties that cannot be quantified in advance. In an adverse outcome in litigation, we could be prevented from commercializing a product or using certain aspects of our technology platforms as a result of patent infringement claims asserted against us. This could have a material adverse effect on our business. In addition, litigation involving our patents carries the risk that one or more of our patents will be held invalid (in whole or in part, on a claim-by-claim basis) or held unenforceable. Such an adverse court ruling could allow third parties to commercialize products or use technologies that are similar to ours, and then compete directly with us, without payment to us. See "Risk Factors—If we are sued for infringing intellectual property rights of third parties, it could be costly and time consuming to defend such a suit. An unfavorable outcome in that litigation could have a material adverse effect on our business."

In-Licensing Arrangements

Afecta Pharmaceuticals, Inc.

We have entered into two license agreements with Afecta Pharmaceuticals, Inc. ("Afecta") pursuant to which we obtained an exclusive option to evaluate Afecta's CNS pipeline and to obtain exclusive worldwide rights to selected product candidates, including an exclusive license to SPN-810. Under the terms of the license agreements, we have paid Afecta $550,000 in license fees and milestone payments and may pay up to an additional $300,000 upon the achievement of certain milestones. If a product candidate is successfully developed and commercialized, we will be obligated to pay royalties to Afecta based on net sales worldwide in the low-single digits. Unless terminated by us or Afecta for material breach or bankruptcy, by Afecta for our discontinuation of development and commercialization activities, or by us for convenience, the license agreements will continue in full force and effect on a country-by-country basis until six months from the discontinuation of the commercial sale and collection of revenues for the Afecta product.

Rune Healthcare Limited

In June 2006, we entered into a purchase and sale agreement with Rune Healthcare Limited ("Rune") where we obtained the exclusive worldwide rights to a product concept from Rune for SPN-809. Under the terms of the agreement, we have paid Rune a £25,000 up-front fee. If we receive approval to market and sell any products covered by the agreement, we will be obligated to pay royalties to Rune based on net sales worldwide in the low-single digits. Unless terminated by us or Rune for material breach, by Rune for our discontinuation of development or commercialization activities relating to a product based on the Rune product concept, we will be obligated to pay royalties to Rune on a country-by-country basis until the earlier of (a) ten years from the date of first commercial sale of a product covered by the agreement, or (b) the market entry in such country of any product utilizing the Rune product by any entity other than us, our affiliates or our licensees.

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

Government Regulation

Product Approval

Government authorities in the United States at the federal, state and local level, and in other countries extensively regulate, among other things, the research, development, testing, manufacture, quality control, approval, labeling, packaging, storage, recordkeeping, promotion, advertising, distribution, marketing, export and import of products such as those we are developing. Our product candidates must receive final approval from the FDA before they may be marketed legally in the United States.

U.S. Drug Development Process

In the United States, the FDA regulates drugs under the Federal Food, Drug, and Cosmetic Act ("FDCA") and through implementation of regulations. The process of obtaining regulatory approvals and ensuring compliance with appropriate federal, state, local and foreign statutes and regulations requires the expenditure of substantial time and financial resources. Failure to comply with the applicable U.S. requirements at any time during the product development process, approval process, or after approval, may subject an applicant to administrative or judicial sanctions. These sanctions could include the FDA's refusal to approve pending applications, withdrawal of an approval, a clinical hold, warning letters, product recalls, product seizures, product detention, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, restitution, disgorgement or civil or criminal penalties.

The process required by the FDA before a drug may be marketed in the United States generally involves the following:

  •
  completion of preclinical laboratory tests, animal studies and formulation studies according to Good Laboratory Practices regulations;

  •
  submission to the FDA of an IND, which must become effective before human clinical trials may begin;

  •
  performance of adequate and well-controlled human clinical trials according to Good Clinical Practices ("GCP") to establish the safety and efficacy of the proposed drug for its intended use;

  •
  submission to the FDA of an NDA for a new drug;

  •
  satisfactory completion of an FDA inspection of the clinical study sites and/or manufacturing facility or facilities at which the drug is produced to assess compliance with current Good Clinical Practices and Good Manufacturing Practices ("cGMP"); and

  •
  FDA review and approval of the NDA.

The testing and approval process requires substantial time, effort and financial resources and we cannot be certain that any approvals for our product candidates will be granted on a timely basis, if at all. Our total research and development expense was approximately $19.6 million and $17.2 million for each of 2014 and 2013, respectively.

Once a suitable product candidate is successfully created, a preliminary development strategy is determined. Usually, an Investigational IND is opened with adequate preclinical and clinical trial material manufacturing supportive information to permit initiation of the first proposed clinical trial. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA places the clinical trial on a clinical hold within that 30-day time period. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. Clinical holds also may be imposed by the FDA at any time before or during trials due to safety concerns or non-compliance.

All clinical trials must be conducted under the supervision of one or more qualified investigators in accordance with GCP regulations. These regulations include the requirement that all research subjects provide informed consent. Further, an institutional review board ("IRB") must review and approve the plan for any clinical trial before it commences at any institution. An IRB considers, among other things, whether the risks to individuals participating in the trials are minimized and are reasonable in relation to anticipated benefits. The IRB also approves the information regarding the clinical trial and the consent form that must be provided to each clinical trial subject or his or her legal representative and must monitor the clinical trial until completed.

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

U.S. Review and Approval Processes

The results of product development, preclinical studies and clinical trials, along with descriptions of the manufacturing process, analytical tests conducted on the drug, proposed labeling and other relevant information are submitted to the FDA as part of an NDA for a new drug, requesting approval to market the product.

NDAs are either standard 505(b)(1) or 505(b)(2) applications, For a standard application, all pertinent information must be part of the regulatory submission under that NDA number. For a 505(b)(2) application the FDA permits the submission of an NDA where at least some of the information required for approval comes from clinical trials not conducted by or for the applicant and for which the applicant has not obtained a right of reference. The FDA interprets Section 505(b)(2) of the FDCA to permit the applicant to rely upon the FDA's previous findings of safety and effectiveness for an approved product. The FDA requires submission of information needed to support any changes to a previously approved drug, such as published data or new studies conducted by the applicant, including bioavailability or bioequivalence studies, or clinical trials demonstrating safety and effectiveness. The FDA may then approve the new product candidate for all or some of the label indications for which the referenced product has been approved, as well as for any new indication sought by the Section 505(b)(2) applicant.

The submission of an NDA is subject to the payment of a substantial user fee; a waiver of such fee may be obtained under certain limited circumstances.

In addition, under the Pediatric Research Equity Act of 2003 ("PREA") which was reauthorized under the Food and Drug Administration Safety and Innovation Act of 2012, an NDA must contain, a priori,

or propose clinical work that supports the product's use in all relevant pediatric subpopulations. The FDA may grant deferrals for submission of data or full or partial waivers of the data requirements. Pursuant to the FDA's approval of Oxtellar XR, we must conduct four pediatric post-marketing studies; however, the FDA granted a waiver for the pediatric study requirements for ages birth to one month and a deferral for submission of post-marketing assessments for children one month to six years of age. Pursuant to the FDA's approval of Trokendi XR, the FDA granted a deferral for submission of post-marketing pediatric studies in the following categories (1) adjunctive therapy in partial onset seizures ("POS") for children one month to less than six years of age, (2) initial monotherapy in POS and primary generalized tonic-clonic ("PGTC") for children two years to less than ten years of age, and (3) adjunctive therapy in PGTC and adjunctive therapy in Lennox-Gastaut Syndrom from two years to less than six years of age. We expect to need a total of four pediatric studies to fulfill these deferred pediatric commitments for Trokendi XR.

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

A section 505(b)(2) NDA applicant must send notice of the Paragraph IV certification to the owner of the referenced NDA for the previously approved product and relevant patent holders within 20 days after the Section 505(b)(2) NDA has been accepted for filing by the FDA. If the relevant patent holder elects to initiate litigation, the Section 505(b)(2) applicant may invest a significant amount of time and expense in the development of its product only to be subject to significant delay and patent litigation before its product may be commercialized. Alternatively, if the NDA applicant or relevant patent holder does not file a patent infringement lawsuit within the specified 45 day period, the FDA may approve the Section 505(b)(2) application at any time.

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

In the NDA submissions for our product candidates, we intend to follow the 505(b)(2) development pathway when appropriate.

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

The approval process is lengthy and difficult and the FDA may refuse to approve an NDA if the applicable regulatory criteria are not satisfied or may require additional clinical data or other data and information. Even if such data and information are submitted, the FDA may ultimately decide that the NDA does not satisfy the criteria for approval. Data obtained from clinical trials are not always conclusive and the FDA may interpret data differently than we interpret the same data. The FDA will issue a complete response letter if the agency decides not to approve the NDA in its present form. The complete response letter usually describes all of the specific deficiencies that the FDA identified in the NDA. The deficiencies identified may be minor, for example, requiring labeling changes, or major, for example, requiring additional clinical trials. Additionally, the complete response letter may include recommended actions that the applicant might take to place the application in a condition for approval. If a complete response letter is issued, the applicant may either resubmit the NDA, addressing all of the deficiencies identified in the letter, withdraw the application, or then request an opportunity for a hearing.

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

Patent Term Restoration and Marketing Exclusivity

Depending upon the timing, duration and specifics of FDA marketing approval of our product candidates, some of our U.S. patents may be eligible for limited patent term extension under the Hatch-Waxman Amendments. The Hatch-Waxman Amendments permit a patent term restoration of up to five years as compensation for patent term lost during product development and the FDA regulatory review process. However, patent term restoration cannot extend the remaining term of a patent beyond a total of 14 years from the product's approval date. The patent term restoration period is generally one-half the time between the effective date of an IND and the submission date of an NDA plus the time between the submission date of an NDA and the approval of that application. Only one patent applicable to an approved drug is eligible for the extension and the application for the extension must be submitted prior to the expiration of the patent and within sixty days of approval of the drug. The

USPTO, in consultation with the FDA, reviews and approves the application for any patent term extension or restoration.

Market exclusivity provisions under the FDCA can also delay the submission or the approval of certain applications. The FDCA provides a five-year period of non-patent marketing exclusivity within the United States to the first applicant to gain approval of an NDA for an NCE. A drug is an NCE if the FDA has not previously approved any other new drug containing the same active pharmaceutical ingredient ("API") or active moiety, which is the molecule or ion responsible for the therapeutic action of the drug substance. During the exclusivity period, the FDA may not accept for review an abbreviated new drug application ("ANDA") or a Section 505(b)(2) NDA submitted by another company for another version of such drug where the applicant does not own or have a legal right of reference to all the data required for approval. As an alternative to submission via 505(b)(2) approval, an applicant may choose to submit a full Section 505(b)(1) NDA, but such an NDA applicant would be required to conduct its own preclinical and adequate, well-controlled clinical trials to demonstrate safety and effectiveness. Further, a Section 505(b)(2) application may be submitted after four years if it contains a Paragraph IV certification.

The FDCA also provides three years of marketing exclusivity for an NDA, Section 505(b)(2) NDA or supplement to an existing NDA if new clinical investigations, other than bioavailability studies, that were conducted or sponsored by the applicant are deemed by the FDA to be essential to the approval of the application. Such clinical trials may, for example, support new indications, dosages, routes of administration or strengths of an existing drug, or for a new use, if new clinical investigations that were conducted or sponsored by the applicant are determined by the FDA to be essential to the approval of the application. This exclusivity, sometimes referred to as clinical investigation exclusivity, prevents the FDA from approving an application under Section 505(b)(2) for the same conditions of use associated with the new clinical investigations before the expiration of three years from the date of approval. Such three-year exclusivity, however, would not prevent the approval of another application if the applicant submits a Section 505(b)(1) NDA and has conducted its own adequate, well-controlled clinical trials demonstrating safety and efficacy, nor would it prevent approval of a generic product or Section 505(b)(2) product that did not incorporate the exclusivity-protected changes of the approved drug product. The FDCA, FDA regulations and other applicable regulations and policies provide incentives to manufacturers to create modified, non-infringing versions of a drug to facilitate the approval of an ANDA or other application for generic substitutes.

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

Post-Approval Requirements

Any drugs for which we receive FDA approval are subject to continuing regulation by the FDA, including, among other things, record-keeping requirements, reporting of AEs with the product, providing the FDA with updated safety and efficacy information, product sampling and distribution requirements, complying with certain electronic records and signature requirements and complying with FDA promotion and advertising requirements. In September 2007, the Food and Drug Administration Amendments Act of 2007 was enacted, giving the FDA enhanced post-marketing authority, including the authority to require post-marketing studies and clinical trials, labeling changes based on new safety information, and compliance with risk evaluations and mitigation strategies approved by the FDA. The FDA strictly regulates labeling, advertising, promotion and other types of information on products that are placed on the market. Drugs may be promoted only for the approved indications and in accordance with the provisions of the approved label. Further, manufacturers of drugs must continue to comply with cGMP requirements, which are extensive and require considerable time, resources and ongoing investment to ensure compliance. In addition, certain changes to the manufacturing process generally require prior FDA approval before being implemented and other types of changes to the approved product, such as adding new indications and additional labeling claims, are also subject to further FDA review and approval.

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

Foreign Regulation

In addition to regulations in the United States, we are subject to a variety of foreign regulations governing clinical trials and commercial sales and distribution of our product candidates to the extent we choose to clinically evaluate or sell any products outside of the United States. Whether or not we obtain FDA approval for a product, we must obtain approval of a product by the comparable regulatory authorities of foreign countries before we can commence clinical trials or marketing of the product in those countries. The approval process varies from country to country and the time may be longer or shorter than that required for FDA approval. The requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary greatly from country to country. As in the United States, post-approval regulatory requirements, such as those regarding product manufacture, marketing, or distribution would apply to any product that is approved outside the United States.

Third-Party Payor Coverage and Reimbursement

In both the United States and foreign markets, our ability to commercialize our product candidates successfully, and to attract commercialization partners for our product candidates, depends in significant part on the availability of adequate financial coverage and reimbursement from third party payors, including, in the United States, governmental payors such as the Medicare and Medicaid programs, managed care organizations, and private health insurers. Medicare is a federally funded program managed by the Centers for Medicare and Medicaid Services ("CMS"), through local fiscal intermediaries and carriers that administer coverage and reimbursement for certain healthcare items and services furnished to the elderly and disabled. Medicaid is an insurance program for certain categories of patients whose income and assets fall below state defined levels and who are otherwise uninsured that is both federally and state funded and managed by each state. The federal government sets general guidelines for Medicaid and each state creates specific regulations that govern its individual program. Each payor has its own process and standards for determining whether it will cover and reimburse a procedure or particular product. Private payors often rely on the lead of the governmental payors in rendering coverage and reimbursement determinations. Therefore, achieving favorable CMS coverage and reimbursement is usually a significant gating issue for successful introduction of a new product. The competitive position of some of our products will depend, in part, upon the extent of coverage and adequate reimbursement for such products and for the procedures in which such products are used. Prices at which we or our customers seek reimbursement for our product candidates can be subject to challenge, reduction or denial by the government and other payors.

The United States Congress and state legislatures may, from time to time, propose and adopt initiatives aimed at cost containment, which could impact our ability to sell our products profitably. For example, in March 2010, President Obama signed into law the Patient Protection and Affordable Care Act as amended by the Healthcare and Education Affordability Reconciliation Act of 2010, which we refer to collectively as the Health Care Reform Law, a sweeping law intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add new transparency requirements for healthcare and health insurance industries, impose new taxes and fees on the health industry and impose additional health policy reforms. Effective October 1, 2010, the Health Care Reform Law revises the definition of "average manufacturer price" for reporting purposes, which could increase the amount of Medicaid drug rebates to states once the provision is effective. Further, since 2011, the HeatlhCare Reform Law imposes a significant annual fee on companies that manufacture or import branded prescription drug products. Substantial new provisions affecting compliance have also been enacted, which may require us to modify our business practices with healthcare practitioners. We will not know the full effects of the Health Care Reform Law until applicable federal and state agencies issue regulations or guidance under the new law. Although it is too early to determine the effect of the Health Care Reform Law, the new law appears likely to continue the pressure on pharmaceutical pricing, especially under the Medicare program, and may also increase our regulatory burdens and operating costs. Moreover, in the coming years, additional changes could be made to governmental healthcare programs that could significantly impact the success of our product candidates.

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

Other Healthcare Laws and Compliance Requirements

In the United States, our activities are potentially subject to regulation by various federal, state and local authorities in addition to the FDA, including the Centers for Medicare and Medicaid Services ("CMS"), other divisions of the U.S. Department of Health and Human Services (e.g., the Office of Inspector General), the U.S. Department of Justice and individual U.S. Attorney offices within the Department of Justice, and state and local governments. These regulations include:

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

  •
  the federal transparency requirements under the Health Care Reform Law and similar state law provisions require manufacturers of drugs, devices, biologics, and medical supplies to report to the Department of Health and Human Services information related to physician payments and other transfers of value and physician ownership and investment interests;

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

Employees

As of December 31, 2014, we employed 309 full-time employees. 56 employees are engaged in research and development activities and 253 employees are engaged in selling, general and administrative activities. We consider relations with our employees to be good. None of our employees are represented by a labor union.

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

A substantial majority of our resources are focused on expanding the revenue generated by our approved products in the United States, Oxtellar XR and Trokendi XR.

Our ability to successfully commercialize Oxtellar XR and Trokendi XR will depend on, among other things, our ability to:

  •
  defend our patents and intellectual property from generic competition;

  •
  maintain commercial manufacturing arrangements with third-party manufacturers for Oxtellar XR and Trokendi XR;

  •
  produce, through a validated process, sufficiently large quantities of inventory of our products to meet demand;

  •
  continue to maintain a wide variety of internal sales, distribution and marketing capabilities sufficient to build commercial sales of our products;

  •
  continue to maintain and grow widespread acceptance of our products from physicians, health care payors, patients, pharmacists and the medical community;

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

  •
  adequately protect against and effectively respond to any claims by holders of patents and other intellectual property rights that our products infringe their rights; and

  •
  adequately protect against and effectively respond to any unanticipated adverse effects or unfavorable publicity that develops in respect of our products, as well as the emergence of new or existing products as competition, which may be proven to be more clinically effective and cost-effective.

There are no guarantees that we will be successful in completing these tasks. In addition, we will need to continue investing substantial financial and management resources to maintain our commercial sales and marketing infrastructure and to recruit and train qualified marketing, sales and other personnel in support of our sales of Oxtellar XR and Trokendi XR. In addition, we have certain revenue expectations with respect to the sale of Oxtellar XR and Trokendi XR. If we cannot continue to achieve those revenue expectations with respect to Oxtellar XR and Trokendi XR, this would result in a material adverse impact on our anticipated revenue, earnings and liquidity.

The ability to produce Oxtellar XR and Trokendi XR will be largely dependent on the ability of third-party manufacturers and collaborators. If they do not deploy the resources we would like them to, our revenue could then suffer. In addition, we could become embroiled in disputes with these parties regarding the terms of any agreements, their performance or intellectual property rights. Any dispute could disrupt the sales of our products and adversely affect our reputation and revenue. In addition, if any of our manufacturing or collaboration partners fail to effectively perform under our arrangements for any reason, or cannot perform as a result of circumstances beyond their control, we may not be able to find a suitable replacement partner on a timely basis, or at all, or on acceptable terms.

Continued increase in sales of Oxtellar XR or Trokendi XR may be slow or limited for a variety of reasons including competing products or safety issues. If either Oxtellar XR or Trokendi XR is not successful in gaining broad commercial acceptance, our business would be harmed.

Any increase in sales of Oxtellar XR and Trokendi XR will be dependent on several factors including our ability to educate additional physicians and to increase physician awareness of the benefits and cost-effectiveness of our products relative to competing products. The degree of further market acceptance of any of our products or market acceptance of approved product candidates among physicians, patients, health care payors and the medical community will depend on a number of factors, including:

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

In addition, Oxtellar XR and Trokendi XR will be subject to continual review by the FDA, and we cannot assure that newly discovered or reported safety issues will not arise. With the use of any newly marketed drug by a wider patient population, serious AEs may occur from time to time that initially do not appear to relate to the drug itself. Any safety issues could cause us to suspend or cease marketing of our approved products, cause us to modify how we market our approved products, subject us to substantial liabilities and adversely affect our revenues and financial condition. In the event of a withdrawal of either Oxtellar XR or Trokendi XR from the market, our revenues would decline significantly and our business would be seriously harmed and could fail.

We are dependent on the continued increase in sales of Oxtellar XR and Trokendi XR and the ability of our product candidates to receive regulatory approval.

A substantial majority of our resources are focused on continuing to increase sales of our products Oxtellar XR and Trokendi XR in the United States. We also expect to continue to expend significant time, resources and effort on the development of our product candidates. All of our product candidates are in development and subject to the risks of failure inherent in developing drug products. Accordingly, our ability to generate significant product revenues in the near term will depend almost entirely on our ability to successfully increase sales of Oxtellar XR and Trokendi XR.

Our ability to successfully commercialize any of our product candidates will depend on, among other things, our ability to:

  •
  successfully complete our clinical trials;

  •
  receive marketing approvals from the FDA and similar foreign regulatory authorities;

  •
  produce, through a validated process, sufficiently large quantities of our product candidates to permit successful clinical development and commercialization;

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

  •
  secure acceptance of our product candidates from physicians, health care payors, pharmacies, wholesalers, patients and the medical community; and

  •
  manage our spending as costs and expenses increase due to undertaking clinical trials and commercially launching product candidates.

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

We have built our sales and marketing capabilities in the United States to commercialize Oxtellar XR and Trokendi XR. We have built such capabilities by investing significant amounts of financial and management resources. We have committed and will commit additional resources to develop and maintain our internal sales and marketing capabilities. Further, we could face a number of additional risks in maintaining our internal sales and marketing capabilities, including:

  •
  we may not be able to continue to attract and retain talented and qualified personnel to maintain effective marketing or sales capability;

  •
  the cost of establishing and maintaining marketing and sales capability may not be justifiable in light of the revenues generated by Oxtellar XR, Trokendi XR, or any of our product candidates if approved by the FDA; and

  •
  our direct sales and marketing efforts may not continue to be successful.

If we are unable to establish adequate sales and marketing capabilities for our product candidates or are unable to do so in a timely manner, we may not be able to generate product revenues from these product candidates and that may prevent us from maintaining profitability.

The commercial success of our products and product candidates, once approved, depends upon achieving and maintaining market acceptance by physicians, patients, third-party payors and the medical community.

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

  •
  the cost of treatment in relation to alternative treatments, including competitors and generic products;

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

For example, new AEDs that were introduced in the market as NCEs historically have not quickly gained significant market share against existing molecules in the epilepsy market because physicians are often reluctant to change a patient's existing therapy (even for an NCE) and risk a breakthrough seizure or exacerbate tolerability issues in their patients. Although Oxtellar XR and Trokendi XR are not NCEs, they are subject to the risk that they will not be able to gain significant market share against existing or new AEDs, particularly since their markets are dominated by low cost generic product offerings. If our products or product candidates do not achieve an adequate level of acceptance by physicians, third-party payors and patients, we may not generate sufficient revenues from these products or product candidates to remain profitable.

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

  •
  could reject or delay the marketing application for an NCE;

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

  •
  may determine that we have identified the wrong reference listed drug or drugs or that approval of our Section 505(b)(2) application of our product candidate is blocked by patent or non-patent exclusivity of the reference listed drug or drugs;

  •
  may identify deficiencies in the manufacturing processes or facilities of third-party manufacturers with which we enter into agreements for the supply of raw materials, including the API used in our product candidates, wherein those deficiencies may result in interruption in the ability to supply product;

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

Notwithstanding the approval of many products by the FDA pursuant to Section 505(b)(1) and 505(b)(2), over the last few years, some pharmaceutical companies and others have objected to the FDA's interpretation of Section505(b)(2). If the FDA changes its interpretation of Section 505(b)(2), or if the FDA's interpretation is successfully challenged in court, this could delay or even prevent the FDA from approving any Section 505(b)(2) application that we submit. Any failure to obtain regulatory approval of our product candidates would significantly limit our ability to generate revenues, and any failure to obtain such approval for all of the indications and labeling claims we deem desirable could reduce our potential revenues.

We are subject to uncertainty relating to payment or reimbursement policies which, if not favorable for our products or product candidates, could hinder or prevent our commercial success.

Our ability or our collaborators' ability to successfully commercialize our products and product candidates, including Oxtellar XR and Trokendi XR, will depend in part on the coverage and reimbursement levels set by governmental authorities, private health insurers, managed care organizations and other third-party payors. As a threshold for coverage and reimbursement, third-party payors generally require that drug products have been approved for marketing by the FDA. Third-party payors also are increasingly challenging the effectiveness of and prices charged for medical products and services. Government authorities and these third-party payors have attempted to control costs, in some instances, by limiting coverage and the amount of reimbursement for particular medications or encouraging the use of lower-cost generic AEDs. We cannot be sure that reimbursement will be available for any of the products that we develop and, if reimbursement is available, the level of reimbursement. Moreover, that level of reimbursement may change over time as a result of decisions made by payors. Reduced or partial payment or reimbursement coverage could make our products or product candidates, including Oxtellar XR and Trokendi XR, less attractive to patients and prescribing physicians. We also may be required to sell our products or product candidates at a discount, which would adversely affect our ability to realize an appropriate return on our investment in our products or product candidates or compete on price.

We expect that private insurers and managed care organizations will consider the efficacy, cost effectiveness and safety of our products or product candidates, including Oxtellar XR and Trokendi XR, in determining whether to approve reimbursement for such products or product candidates and at what level. Moreover, they will consider the efficacy and cost effectiveness of comparable or competitive products in making reimbursement decisions for our products. Because each third-party payor individually approves payment or reimbursement, obtaining these approvals can be a time consuming and expensive process that could require us to provide scientific or clinical support for the use of each of our products or product candidates separately to each third-party payor. In some cases, it could take several months or years before a particular private insurer or managed care organization reviews a particular product, and we may ultimately be unsuccessful in obtaining coverage. Our competitors generally have larger organizations, as well as existing business relationships with third-party payors relating to their products. Our business would be materially adversely affected if we do not receive approval for reimbursement of our products or product candidates from private insurers on a timely or satisfactory basis. Our products and product candidates may not be considered cost-effective, and coverage and reimbursement may not be available or sufficient to allow us to sell our products or product candidates on a profitable basis. Our business would also be adversely affected if private insurers, managed care organizations, the Medicare program or other reimbursing bodies or payors limit the indications for which our products or product candidates will be reimbursed to a smaller set than we believe they are effective in treating.

In some foreign countries, particularly Canada and the countries of Europe, the pricing of prescription pharmaceuticals is subject to strict governmental control. In these countries, pricing negotiations with governmental authorities can take six to twelve months or longer after the receipt of regulatory approval and product launch. To obtain favorable reimbursement for the indications sought or pricing approval in some countries, we may be required to conduct a clinical trial that compares the cost-effectiveness of our products or product candidates to other available therapies. If reimbursement for our products or product candidates is unavailable in any country in which reimbursement is sought, limited in scope or amount, or if pricing is set at unsatisfactory levels, our business could be materially harmed.

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
  increased operating expenses;

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

We may be unable to sufficiently demonstrate the safety and efficacy of our product candidates to obtain regulatory approval. We must demonstrate with substantial evidence gathered in well-controlled studies, and to the satisfaction of the FDA with respect to approval in the United States (and to the satisfaction of similar regulatory authorities in other jurisdictions with respect to approval in those jurisdictions), that each product candidate is safe and effective for use in the target indication. The FDA may require us to conduct or perform additional studies or trials to adequately demonstrate safety and efficacy, which could prevent or significantly delay our receipt of regulatory approval, increase clinical costs significantly, and, ultimately, delay the commercialization of that product candidate.

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

Undesirable side effects caused by any of our product candidates could cause us or regulatory authorities to interrupt, delay or halt development and could result in the denial of regulatory approval by the FDA or other regulatory authorities, and result in potential products liability claims. Undesirable side effects caused by any of our products could cause regulatory authorities to temporarily or permanently halt sales of the products. Undesirable side effects that are caused by any of our products or product candidates could have a material adverse effect on our business as a whole.

Immediate release oxcarbazepine and topiramate, drug compounds upon which Oxtellar XR and Trokendi XR are based, respectively, are known to cause various side effects, including but not limited to dizziness, paresthesia, headaches, cognitive deficiencies such as memory loss and speech impediment, digestive problems, somnolence, double vision, gingival enlargement, nausea, weight gain, oral malformation birth defects, visual field defects, and fatigue. The use of Oxtellar XR and Trokendi XR may cause similar side effects as compared to their reference products, or may cause additional or different side effects.

If these products cause side effects or if any of our product candidates receive marketing approval, and we or others later identify undesirable side effects caused by these products or product candidates, a number of potentially significant negative consequences could result, including:

  •
  regulatory authorities may withdraw approvals of the product candidate or otherwise require us to take the approved product off the market;

  •
  regulatory authorities may require additional warnings, or a narrowing of the indication, on the product label;

  •
  we may be required to create a medication guide outlining the proper use of the medication and risks of side effects for distribution to patients;

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

If other versions of extended or controlled release oxcarbazepine or topiramate are approved and successfully commercialized , then our business could be materially harmed.

Third parties may and have received approval to manufacture and market their own versions of extended release oxcarbazepine or topiramate anti-epileptic drugs in the United States. For example, Upsher-Smith launched in the market Qudexy XR (extended release topiramate) and its own authorized generic, both of which compete with Trokendi XR. SinceTrokendi XR was not granted any marketing exclusivity by the FDA, we may not be able to prevent the submission or approval of another full NDA for any competitor's extended or controlled release topiramate product candidate. However, we do have the right to defend our products against third parties who may infringe or are infringing our patents.

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

Under the Hatch-Waxman Amendments, three years of marketing exclusivity may be granted for the approval of new and supplemental NDAs, including Section 505(b)(2) applications, for, among other things, new indications, dosage forms, routes of administration, or strengths of an existing drug, or for a new use, if new clinical investigations that were conducted or sponsored by the applicant are determined by the FDA to be essential to the approval of the application. This exclusivity, which is sometimes referred to as clinical investigation exclusivity, prevents the FDA from approving an application under Section 505(b)(2) for the same conditions of use associated with the new clinical investigations before the expiration of three years from the date of approval. Such exclusivity, however, would not prevent the approval of another application if the applicant submits a Section 505(b)(1) NDA and has conducted its own adequate, well-controlled clinical trials demonstrating safety and efficacy, nor would it prevent approval of a generic product or Section 505(b)(2) product that did not incorporate the exclusivity-protected changes of the approved drug product. Under the Hatch-Waxman Amendments, newly-approved drugs and indications may also benefit from a statutory period of non-patent marketing exclusivity. The Hatch-Waxman Amendments provide five-year marketing exclusivity to the first applicant to gain approval of an NDA for an NCE, meaning that the FDA has not previously approved any other drug containing the same API, or active moiety, which is the molecule responsible for the action of the drug substance. Although protection under the

Hatch-Waxman Amendments will not prevent the submission or approval of another full Section 505(b)(1) NDA, such an NDA applicant would be required to conduct its own preclinical and adequate, well-controlled clinical trials to demonstrate safety and effectiveness. While the FDA granted a three year marketing exclusivity period for Oxtellar XR, it did not grant a similar marketing exclusivity period for Trokendi XR. If we are unable to obtain marketing exclusivity for our subsequent product candidates, then our competitors may obtain approval of competing products more easily than if we had such marketing exclusivity, and our future revenues could be reduced, possibly materially.

Delays or failures in the completion of clinical development of our product candidates would increase our costs and delay or limit our ability to generate revenues.

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

  •
  delays in reaching or failure to reach agreement on acceptable terms with prospective clinical research organizations ("CROs") trial sites and investigators, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs trial sites, and investigators;

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

  •
  clinical holds

Clinical trials may also be delayed as a result of ambiguous or negative interim results. In addition, clinical trials may be suspended or terminated by us, a Data Safety Monitoring Board ("DSMB") or ethics committee overseeing the clinical trial at a trial site (with respect to that site), the FDA or other regulatory authorities due to a number of factors, including:

  •
  failure to conduct the clinical trial in accordance with regulatory requirements or the trial protocols;

  •
  observations during inspection of the clinical trial operations or trial sites by the FDA or other regulatory authorities that ultimately result in the imposition of a clinical hold;

  •
  unforeseen safety issues; or

  •
  lack of adequate funding to continue the trial.

In addition, failure to conduct the clinical trial in accordance with regulatory requirements or the trial protocols may also result in the inability to use the data to support product approval. Changes in regulatory requirements and guidance may occur, and we may need to amend clinical trial protocols to reflect these changes. Amendments may require us to resubmit our clinical trial protocols to IRBs or ethics committees for reexamination, which may impact the costs, timing or successful completion of a clinical trial. In addition, many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of our product candidates. If we experience delays in completion of, or if we terminate any of our clinical trials, our ability to obtain regulatory approval for our product candidates may be materially harmed, and our commercial prospects and ability to generate product revenues will be diminished.

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

We are highly dependent on the development, regulatory, commercial and financial expertise of our management, particularly Jack A. Khattar, our President and Chief Executive Officer. Mr. Khattar has an employment agreement and other members of the senior management team have executive retention agreements. If we lose key members of our management team, we may not be able to find suitable replacements in a timely fashion, if at all. We cannot be certain that future management transitions will not disrupt our operations and generate concern among employees and those with whom we do business.

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

The pharmaceutical industry is characterized by rapidly advancing technologies, intense competition and a strong emphasis on proprietary therapeutics. We face competition from a number of sources, some of which may target the same indications as our products and product candidates, including large pharmaceutical companies, smaller pharmaceutical companies, biotechnology companies, academic institutions, government agencies and private and public research institutions. The availability of new products or approvals for new indications of existing products may limit the demand for and the price we are able to charge for any of our products or product candidates that are commercialized unless we are able to differentiate them from competitive offerings. In addition to competition with our currently marketed products, we anticipate that we will face intense competition when our pipeline product candidates are approved by regulatory authorities and we begin the commercialization process for these products.

There are currently no marketed products and no known products in development for the treatment of impulsive aggression in patients with ADHD. However, the off-label use of risperidone (Risperdal) and aripiprazole (Abilify) is common. These products are approved for irritability in autism which, as a result, may influence use of the products for impulsive aggression symptoms observed in patients with ADHD.

In addition, several companies have various product candidates they are developing for ADHD and which may compete with our SPN-812 product candidate. Non-stimulant ADHD products in Phase III development include SEP-225289 (dasotraline), a dopamine, serotonin and norepinephrine reuptake inhibitor, being developed by Sunovion, and MG01CI (metadoxine), an extended release version of pyrrolidone carboxylate of pyridoxine, which is being developed by Alcobra. Sunovion reported positive Phase III data in adults with SEP-225289 at the American College of Neuropsychopharmacology meeting in 2014. An additional Phase III study in adults is planned, with pediatric work to follow. The Alcobra product did not meet its primary endpoint in an initial Phase III study reported in 2014. However, Alcobra plans additional Phase III work in adults in 2015 and has an ongoing Phase II study in adolescents.

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

Even though U.S. regulatory approval has been obtained for Trokendi XR and Oxtellar XR, the FDA may still impose significant restrictions on a product's indicated uses or marketing or impose ongoing requirements for costly post-approval studies. Our product candidates would also be, and our approved product and our collaborators' approved products are, subject to ongoing FDA requirements governing the labeling, packaging, storage, advertising, promotion, recordkeeping and submission of safety and other post-market information. In addition, manufacturers of drug products and their facilities are subject to continual review and periodic inspections by the FDA and other regulatory authorities for compliance with cGMP regulations. If we, our collaborators or a regulatory authority discovers previously unknown problems with a product, such as side effects of unanticipated severity or frequency, or problems with the facility where the product is manufactured, a regulatory authority may impose restrictions on that product or the manufacturer, including requiring withdrawal of the product from the market or suspension of manufacturing. If we or our collaborators, or our or our collaborators' approved products or product candidates, or the manufacturing facilities for our or our collaborators' approved products or product candidates fail to comply with applicable regulatory requirements, a regulatory authority may:

  •
  issue warning letters or untitled letters;

  •
  impose civil or criminal penalties;

  •
  suspend regulatory approval;

  •
  suspend any ongoing bioequivalence and/or clinical trials;

  •
  refuse to approve pending applications or supplements to applications filed by us;

  •
  impose restrictions on operations, including costly new manufacturing requirements, or suspension of production for a sustained period of time; or

  •
  seize or detain products or require us to initiate a product recall.

In addition, our product labeling, advertising and promotion of our approved products, and our product candidates upon FDA approval, are subject to regulatory requirements and continuing regulatory review. The FDA strictly regulates the promotional claims that may be made about prescription products. In particular, a product may not be promoted for uses that are not approved by the FDA as reflected in the product's approved labeling. Physicians may nevertheless prescribe our products and, upon receiving FDA approval, our product candidates to their patients in a manner that is inconsistent with the approved label. The FDA and other authorities actively enforce the laws and regulations prohibiting the promotion of off-label uses, and a company that is found to have promoted off-label uses may be subject to significant sanctions. The federal government has levied large civil and criminal fines against companies for alleged improper promotion and has enjoined several companies from engaging in off-label promotion. If we are found to have promoted off-label uses, we may be enjoined from such off-label promotion and become subject to significant liability, which would have an adverse effect on our reputation, business and revenues, if any.

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

The manufacture of pharmaceutical products requires significant expertise and capital investment, including the development of advanced manufacturing techniques and process controls. Pharmaceutical companies often encounter difficulties in manufacturing, particularly in scaling up production of their products. These problems include manufacturing difficulties relating to production costs and yields, quality control, including stability of the product and quality assurance testing, shortages of qualified personnel, as well as compliance with federal, state and foreign regulations. If we are unable to demonstrate stability in accordance with commercial requirements, or if our manufacturers were to encounter difficulties or otherwise fail to comply with their obligations to us, our ability to maintain or obtain FDA approval and market our products and product candidates, respectively, would be jeopardized. In addition, any delay or interruption in producing clinical trial supplies could delay or prohibit the completion of our bioequivalence and/or clinical trials, increase the costs associated with conducting our bioequivalence and/or clinical trials and, depending upon the period of delay, require us to commence new trials at significant additional expense or to terminate a trial.

Manufacturers of pharmaceutical products need to comply with cGMP requirements and other requirements as enforced by the FDA, including for electronic tracking and submission. These requirements include, among other things, quality control, quality assurance and the maintenance of records and documentation. Manufacturers of our products and product candidates may be unable to comply with these cGMP requirements and with other FDA and foreign regulatory requirements. A failure to comply with these requirements may result in fines and civil penalties, suspension of production, suspension or delay in product approval, product seizure or recall, or withdrawal of product approval. If the safety of any of our products or product candidates is compromised due to failure to adhere to applicable laws or for other reasons, we may not be able to obtain regulatory approval for such product candidate or successfully commercialize such products or product candidates, and we may be held liable for any injuries sustained as a result. Any of these factors could cause a delay in clinical developments, regulatory submissions, approvals or commercialization of our products or product candidates, entail higher costs or result in our being unable to effectively commercialize our product candidates. Furthermore, if we fail to obtain the required commercial quantities on a timely basis from our suppliers and at commercially reasonable prices, we may be unable to meet demand for our approved products or product candidates, and would lose potential revenues.

If the FDA or other applicable regulatory authorities approve generic products that compete with any of our products or product candidates, the sales of those products or product candidates would be adversely affected.

Once an NDA, including a Section 505(b)(2) application, is approved, the product covered thereby becomes a "listed drug" which can, in turn, be cited by potential competitors in support of approval of an ANDA. The FDCA, FDA regulations and other applicable regulations and policies provide incentives to manufacturers to create modified, non-infringing versions of a drug to facilitate the approval of an ANDA or other application for generic substitutes. These manufacturers might only be required to conduct a relatively inexpensive study to show that their product has the same active ingredient(s), dosage form, strength, route of administration, and conditions of use, or labeling, as our product and product candidate and that the generic product is bioequivalent to ours, meaning it is absorbed in the body at the same rate and to the same extent as our products and product candidate. These generic equivalents, which must meet the same quality standards as branded pharmaceuticals, would be significantly less costly than ours to bring to market. Companies that produce generic equivalents are generally able to offer their products at lower prices. Thus, regardless of the regulatory approval pathway, after the introduction of a generic competitor, a significant percentage of the sales of any branded product are typically lost to the generic product. Accordingly, competition from generic equivalents to our products and product candidates would materially and permanently adversely impact our revenues, profitability and cash flows and substantially limit our ability to obtain a return on the investments we have made in our products and product candidates. In particular, as disclosed in Part I, Item 3—Legal Proceedings of this Annual Report on Form 10-K, we received Paragraph IV Notice

Letters against our Oxtellar XR and Trokendi XR Orange Book patents from several generic drug makers. We have filed a lawsuit against each of these drug makers alleging infringement of our Oxtellar XR and Trokendi XR patents. While we intend to vigorously defend our product rights, in the event that we are not successful in these lawsuits, our future sales of Oxtellar XR and Trokendi XR will be significantly, adversely and permanently affected by competition from these generic drug manufacturers.

We intend to rely on third-party collaborators to market and commercialize our products and product candidates outside of the United States, who may fail to effectively commercialize our products and product candidates.

Outside of the United States, we utilize strategic partners where appropriate, to assist in the commercialization of our products and product candidates, if approved. We currently possess limited resources and may not be successful in establishing collaborations or co-marketing arrangements on acceptable terms, if at all. We also face competition in our search for collaborators and co-promotion partners. By entering into strategic collaborations or similar arrangements, we will rely on third parties for financial resources and for development, commercialization, sales and marketing and regulatory expertise. Our collaborators may fail to develop or effectively commercialize our products and product candidates because they cannot obtain the necessary regulatory approvals, they lack adequate financial or other resources or they decide to focus on other initiatives. Any failure of our third-party collaborators to successfully market and commercialize our product candidates outside of the United States would diminish our revenues and harm our results of operations.

Limitations on our patent rights relating to our products and product candidates may limit our ability to prevent third parties from competing against us.

To a significant degree, our success will depend on our ability to obtain and maintain patent protection for our proprietary technologies and our product candidates, preserve our trade secrets, prevent third parties from infringing upon our proprietary rights and operate without infringing upon the proprietary rights of others. To that end, we seek patent protection in the United States and internationally for our product candidates. Our policy is to actively seek to protect our proprietary position by, among other things, filing patent applications in the United States and abroad (including Europe, Canada and certain other countries when appropriate) relating to proprietary technologies that are important to the development of our business.

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

If we are sued for infringing intellectual property rights of third parties, it could be costly and time consuming to defend such a suit. An unfavorable outcome in that litigation could have a material adverse effect on our business.

Our commercial success depends upon our ability and the ability of our collaborators to develop, manufacture, market and sell their approved products and our product candidates and use our proprietary technologies without infringing the proprietary rights of third parties. Numerous U.S. and foreign issued patents and pending patent applications, which are owned by third parties, exist in the fields in which we and our collaborators are developing product candidates. As the pharmaceutical industry expands and more patents are issued, the risk increases that our collaborators' approved products and our product candidates may give rise to claims of infringement of the patent rights of others. There may be issued patents of third parties of which we are currently unaware, that may be infringed by our collaborators' approved products or Oxtellar XR or Trokendi XR, which could prevent us from being able to maximize revenue generated by Oxtellar XR, Trokendi XR or any of our product candidates, respectively. Because patent applications can take many years to issue, there may be currently pending applications which may later result in issued patents that our collaborators' approved products or our product candidates may infringe.

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

Competitors may infringe our patents. To counter infringement or unauthorized use, we may be required to file infringement claims, which can be expensive and time consuming. For example, we are involved in several matters related to Paragraph IV Certification Notice Letters that we have received in connection with our products and our collaborators' products. In connection with an ANDA, a Paragraph IV Certification Notice Letter notifies the FDA that one or more patents listed in the FDA's Approved Drug Product List (Orange Book) is alleged to be invalid, unenforceable or will not be infringed by the ANDA product. These matters include claims related to Oxtellar XR and Trokendi XR are discussed in Part I, Item 3—Legal Proceedings.

In any infringement proceeding, including the foregoing, a court may decide that a patent of ours is not valid or is unenforceable, or may refuse to stop the other party from using the technology at issue on the grounds that our patents do not cover the technology in question. An adverse result in any litigation or defense proceedings could put one or more of our patents at risk of being invalidated or interpreted narrowly and could put our patent application at risk of not issuing.

Interference proceedings brought by the USPTO may be necessary to determine the priority of inventions with respect to our patents and patent applications or those of our collaborators. An unfavorable outcome could require us to cease using the technology or to attempt to license rights to it from the prevailing party. Our business could be harmed if a prevailing party does not offer us a license on terms that are acceptable to us or at all. Litigation or interference proceedings may fail and, even if successful, may result in substantial costs and distraction of our management and other employees. We may not be able to prevent, alone or with our collaborators, misappropriation of our proprietary rights, particularly in countries where the laws may not protect those rights as fully as in the United States.

Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation. In addition, there could be public announcements of the results of hearings, motions or other interim proceeding or developments. If securities analysts or investors perceive these results to be negative, or perceive that the presence or continuation of these cases creates a level of uncertainty regarding our ability to increase or sustain products sales, it could have a substantial adverse effect on the price of our common stock. There can be no assurance that our products or product candidates will not be subject to the same risks.

We depend on collaborators to work with us to develop, manufacture and commercialize their and our products and product candidates.

We have a license agreement with United Therapeutics Corporation to use one of our proprietary technologies for an oral formulation of treprostinil diethanolamine, or treprostinil, for the treatment of pulmonary arterial hypertension ("PAH"), as well as for other indications. On December 20, 2013, United Therapeutics Corporation announced that the FDA had approved Orenitram (treprostinil). United Therapeutics Corporation launched this product in 2014, which triggered a milestone payment due to us of $2.0 million. In the third quarter of 2014 we recognized $30.0 million in revenue from HeatlhCare Royalty Partners III, L.P.'s purchase of certain of our rights under our license agreement with United Therapeutics Corporation related to the commercialization of Orenitram. We will retain full ownership of the royalty rights after a certain threshold payment to Health Care Royalty Partners has been reached. We are entitled to receive milestones and royalties for use of this formulation in other indications. If we materially breach any of our obligations under the license agreement, however, we could lose the potential to receive any future royalty payments thereunder, which could be financially significant to us.

We also have license agreements with Especificos Stendhal, S.A., DE C.V. and we may enter into additional collaborations in the future. Our future collaboration agreements may have the effect of limiting the areas of research and development that we may pursue, either alone or in collaboration with third parties. Much of the potential revenues from these future collaborations may consist of contingent payments, such as payments for achieving development milestones and royalties payable on sales of developed products. The milestone and royalty revenues that we may receive under these collaborations will depend upon our collaborators' ability to successfully develop, introduce, market and sell new products. Future collaboration partners may fail to develop or effectively commercialize products using our products, product candidates or technologies because they, among other things, may:

  •
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

  •
  fail to comply with applicable regulatory requirements;

  •
  not be able to obtain the necessary marketing approvals; or

  •
  breach or terminate their arrangement with us.

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

We do not own or operate manufacturing facilities for the production of any of our products or product candidates beyond Phase II clinical trials, nor do we have plans to develop our own manufacturing operations for Phase III clinical materials or commercial products in the foreseeable future. We currently depend on third-party CMOs for all of our required raw materials and drug substance for our preclinical research and clinical trials. For Oxtellar XR and Trokendi XR, we currently rely on single suppliers for raw materials, including API, and rely on third-party suppliers and manufacturers for the final commercial products. If any of these vendors are unable to perform their obligations to us, including due to violations of the FDA's requirements, our ability to meet regulatory requirements or projected timelines and necessary quality standards for successful manufacture of the various required lots of material for our development and commercialization efforts would be adversely affected. Further, if we were required to change vendors, it could result in delays in our regulatory approval efforts and significantly increase our costs. Accordingly, the loss of any of our current or future third-party manufacturers or suppliers could have a material adverse effect on our business, results of operations, financial condition and prospects.

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

We have in-licensed or acquired a portion of our intellectual property necessary to develop certain of our psychiatry product candidates, and if we fail to comply with our obligations under any of these arrangements, we could lose such licenses or intellectual property rights.

We are a party to and rely on several arrangements with third parties, such as those with Afecta and Rune, which give us rights to intellectual property that is necessary for the development of certain of our product candidates including SPN-810 and SPN-809, respectively. In addition, we may enter into similar arrangements in the future for other product candidates. Our current arrangements impose various development, financial and other obligations on us. If we materially breach these obligations or if Afecta or Rune fail to adequately perform their respective obligations, these exclusive arrangements could be terminated, which would result in our inability to develop, manufacture and sell products that are covered by such intellectual property.

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

The use of our product candidates in clinical trials and the sale of any of our products exposes us to the risk of product liability claims. Product liability claims might be brought against us by consumers, healthcare providers or others selling or otherwise coming into contact with our products and product candidates. If we cannot successfully defend ourselves against product liability claims, we could incur substantial liabilities. In addition, product liability claims may result in:

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

  •
  loss of revenues; and

  •
  the inability to commercialize product candidates for which we obtain marketing approval.

Our product liability insurance coverage for our clinical trials is limited to $10 million per claim and $10 million in the aggregate, and covers bodily injury and property damage arising from our clinical trials, subject to industry-standard terms, conditions and exclusions. Our insurance coverage may not be sufficient to reimburse us for any expenses or losses we may suffer. Moreover, insurance coverage is becoming increasingly expensive, and, in the future, we may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses. On occasion, large judgments have been awarded in class action lawsuits based on drugs that had unanticipated side effects. A successful product liability claim or series of claims brought against us could cause our stock price to decline and, if judgments exceed our insurance coverage, could decrease our cash balance and adversely affect our business.

Healthcare reform measures could hinder or prevent the commercial success of our products or product candidates.

The U.S. government and other governments have shown significant and increased interest in pursuing healthcare reform. Government-adopted reform measures could adversely impact the pricing of healthcare products and services in the United States or internationally and the amount of reimbursement available from governmental agencies or other third-party payors. The continuing efforts of the U.S. and foreign governments, insurance companies, managed care organizations and other payors of health care services to contain or reduce healthcare costs may adversely affect our ability to set prices for any approved product or our product candidates which we believe are fair, and our ability to generate revenues and achieve and maintain profitability.

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

In September 2007, the Food and Drug Administration Amendments Act of 2007 was enacted, giving the FDA enhanced post-marketing authority, including the authority to require post-marketing studies and clinical trials, labeling changes based on new safety information, and compliance with risk evaluations and mitigation strategies approved by the FDA. In July 2012, the Food and Drug Administration Safety and Innovation Act was enacted, expanding drug supply chain requirements and strengthening FDA's response to drug shortages, among other things. The FDA's exercise of this authority could result in delays or increased costs during product development, clinical trials and regulatory review, increased costs to assure compliance with post-approval regulatory requirements, and potential restrictions on the sale and/or distribution of any approved product candidates. The Drug Quality and Security Act ("DQSA") became law on November 27, 2013. The DQSA creates the requirement for companies to trace, verify and identify all products across all changes of ownership from manufacturer to dispenser.

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

The risk of our being found in violation of the Health Care Reform Law, its underlying regulations, or other laws impacted by its implementation is increased by the fact that many of them have not been fully interpreted by the regulatory authorities or the courts, and their provisions are subject to a variety of interpretations. Any action against us for violation of these laws, even if we successfully defend against them, could cause us to incur significant legal expenses and divert our management's attention from the operation of our business.

If we fail to comply with healthcare regulations, we could face substantial penalties and our business, operations and financial condition could be adversely affected.

As a supplier of pharmaceuticals, certain federal and state healthcare laws and regulations pertaining to patients' rights to privacy fraud and abuse are and will be applicable to our business. We could be subject to healthcare fraud and abuse and patient privacy regulation by both the federal government and the states in which we conduct our business. The regulations include:

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

Efforts to ensure that our business arrangements with third parties will comply with applicable healthcare laws and regulations could be costly. If our operations are found to be in violation of any of the laws described above or any governmental regulations that apply to us, we may be subject to penalties, including civil and criminal penalties, damages, fines and the curtailment or restructuring of our operations. Any penalties, damages, fines, curtailment or restructuring of our operations could adversely affect our ability to operate our business and impair our financial results. Although compliance programs can mitigate the risk of investigation and prosecution for violations of these laws, the risks cannot be entirely eliminated. Any action against us for violation of these laws, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management's attention from the operation of our business. Moreover, achieving and sustaining compliance with applicable federal and state privacy, security and fraud laws may prove costly.

As we continue to increase the size of our organization we may experience difficulties in managing growth.

Our personnel, systems and facilities currently in place may not be adequate to support future growth. Our future financial performance and our ability to compete effectively will depend, in part, on our ability to effectively manage our recent and any future growth. In 2014, we increased from 235 employees to 309 employees and increased revenues to $122.0 million in 2014 from $12.0 million in 2013. Our need to effectively execute our growth strategy requires that we:

  •
  manage our regulatory approvals and clinical trials effectively;

  •
  manage our internal development efforts effectively while complying with our contractual obligations to licensors, licensees, contractors, collaborators and other third parties;

  •
  commercialize our product candidates;

  •
  improve our operational, financial and management controls, reporting systems and procedures; and

  •
  attract, retain and motivate sufficient numbers of talented employees.

This growth could place a strain on our administrative and operational infrastructure and may require our management to divert a disproportionate amount of its attention away from our day-to-day activities. We may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel, which may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. We may not be able to make improvements to our management information and control systems in an efficient or timely manner and may discover deficiencies in existing systems and controls. In addition, our growth will cause us to comply with an increasing number of regulations and statutory requirements. If our management is unable to effectively manage our expected growth, our expenses may increase more than expected, our ability to generate or increase our revenues could be reduced and we may not be able to implement our business strategy.

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

In the ordinary course of our business, we collect and store sensitive data in our data centers and on our networks, including intellectual property, our proprietary business information and that of our customers, suppliers and business partners, and personally identifiable information of our employees and patients in our clinical trials. The secure processing, maintenance and transmission of this information is critical to our operations and business strategy. Despite our security measures, our information technology and infrastructure may be vulnerable to attacks by hackers or breached due to employee error, malfeasance or other disruptions. Any such breach could compromise our networks and the information stored there could be accessed, publicly disclosed, lost or stolen. Any such access, disclosure or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information and regulatory penalties, and could disrupt our operations and damage our reputation, which could adversely affect our business, revenues and competitive position.

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

In 2005, we purchased substantially all of the assets of Shire Laboratories Inc. Pursuant to this agreement, we agreed to refrain perpetually from engaging in any research, formulation development, analytical testing, manufacture, technology assessment or oral bioavailability screening that relate to five specific drug compounds (amphetamine, carbamazepine, guanfacine, lanthanum and mesalamine) and any derivative thereof. Although these various restrictions and covenants on us do not currently impact our products, product candidates or business, they could in the future limit or delay our ability to take advantage of business opportunities that may relate to such compounds.

Risks Related to Our Finances and Capital Requirements

We have incurred significant operating losses in the years prior to 2014.

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

  •
  the monetization of certain future royalty streams under our existing licenses for Orenitram, Oracea, Sanctura XR, and Intuniv;

  •
  the sale of our subsidiary, Royalty Sub, which held the license rights to Oracea and Sanctura XR;

  •
  borrowing via secured loans;

  •
  the completion of our $52.3 million initial public offering in May 2012;

  •
  the completion of our follow-on $49.9 million equity offering in November 2012; and

  •
  the completion of our $90 million private placement offering of 7.50% Convertible Senior Secured Notes Due 2019 (the "Notes") in May 2013.

We have incurred significant operating losses since our inception in 2005. We incurred net losses of approximately $33.5 million, $38.5 million, $46.3 million and $92.3 million in the years ended December 31, 2008, 2010, 2012 and 2013, respectively. We realized net income of approximately $0.5 million, $53.8 million and $19.9 million in the years ended December 31, 2009, 2011 and 2014 respectively, due to one-time, non recurring items. As of December 31, 2014, we had an accumulated deficit of approximately $158.7 million. Substantially all of our operating losses resulted from costs incurred in connection with our development programs, expenses associated with launching our products, and from selling, general and administrative costs associated with our operations. We expect our research and development costs to continue to be substantial and to increase with respect to our product candidates as we advance those product candidates through preclinical studies, clinical trials, manufacturing scale-up and other pre-approval activities. We expect our selling, general and administrative costs to continue to be substantial as we continue to support the ongoing commercialization of our products.

Our prior losses have had an adverse effect on our stockholders' equity and working capital. While we anticipate maintaining profitability in 2015 and beyond, we cannot be certain that we will do so and any potential future losses, if and when they occur, could also have an adverse impact on our stockholders' equity and working capital. Furthermore, since the completion of our initial public offering in May 2012, we have incurred additional costs associated with operating as a public company. As a result, we expect to continue to incur significant operating expenses for the foreseeable future.

We may need additional funding and may be unable to raise capital when needed, which would force us to delay, reduce or eliminate our product development programs or commercialization efforts.

Developing product candidates, conducting clinical trials, establishing manufacturing relationships and marketing drugs are expensive and uncertain processes.

In addition, unforeseen circumstances may arise, or our strategic imperatives could change, causing us to consume capital significantly faster than we currently anticipate, requiring us to seek to raise additional funds. We have no committed external sources of funds.

The amount and timing of our future funding requirements will depend on many factors, including, but not limited to:

  •
  our ability to successfully support our products in the marketplace and the rate of increase in the level of sales in the marketplace;

  •
  the rate of progress, clinical success, and cost of our trials and other product development programs for our product candidates;

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

We may not be able to maintain or increase profitability.

Our ability to remain profitable depends upon our ability to generate increasing levels of revenues from sales of our products, particularly Oxtellar XR and Trokendi XR, and our product candidates once approved by the FDA. 2013 was the first year in which we generated revenue from our first commercial products, Oxtellar XR and Trokendi XR. Prior to the commercial launch of these products, our historical revenues have been generated through fees for development services and payment for the achievement of specified development, regulatory and sales milestones, as well as royalties on product sales of Orenitram, Oracea, Sanctura XR and Intuniv licensed products and the sale or license of certain of our assets.

Our operating results may fluctuate significantly.

We expect our operating results to be subject to quarterly and annual fluctuations. We expect that any revenues we generate will fluctuate from quarter to quarter and year to year as a result of revenue from approved products, our license agreements, the amount of development milestones and product revenues received under our collaboration license agreements.

Our net income and other operating results will be affected by numerous factors, including:

  •
  our execution of any collaborative, licensing or similar arrangements, and the timing of payments we may make or receive under these arrangements;

  •
  the level of market acceptance for any approved product candidate and underlying demand for that product and wholesalers' buying patterns;

  •
  variations in the level of expenses related to our development programs;

  •
  the success of our bioequivalence and clinical trials through all phases of clinical development;

  •
  any delays in regulatory review and approval of product candidates in clinical development;

  •
  potential side effects of our products and our future products that could delay or prevent commercialization, cause an approved drug to be taken off the market, or result in litigation;

  •
  any intellectual property infringement lawsuit in which we may become involved;

  •
  our ability to maintain an effective sales and marketing infrastructure;

  •
  our dependency on third-party manufacturers to supply or manufacture our product candidates;

  •
  competition from existing products or new products that may emerge;

  •
  regulatory developments affecting our products and product candidates; and

  •
  changes in reimbursement environment and regulatory changes.

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

Complying with increased financial reporting and securities laws reporting requirements has increased our costs and requires additional management resources. We may fail to meet all of these obligations.

We face increased legal, accounting, administrative and other costs and expenses as a public company. Compliance with the Sarbanes-Oxley Act of 2002, the Dodd-Frank Act of 2010, as well as rules of the Securities and Exchange Commission and NASDAQ, for example, has resulted in significant initial cost to us as well as ongoing increases in our legal, audit and financial compliance cost. We anticipate that these costs will further increase when we are no longer an "emerging growth company", which we anticipate occurring on December 31, 2017. Beginning in 2015, we are transitioning from being a "smaller reporting company" to an "accelerated filer" status which will lead to further increases in our legal, audit, NASDAQ listing fees and financial compliance costs. The Securities Exchange Act of 1934, as amended (the "Exchange Act") requires, among other things, that we file annual, quarterly and current reports with respect to our business and financial condition. Our board of directors, management and outside advisors need to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations make it more difficult and more expensive for us to obtain director and officer liability insurance, and require us to incur substantial costs to maintain the same or similar coverage.

As a public company, we are subject to Section 404(a) of the Sarbanes-Oxley Act relating to internal controls over financial reporting and we expect to incur significant expense and devote substantial management effort toward ensuring compliance with Section 404(a). We currently do not have an internal audit group, and we may need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge. Implementing any necessary changes to our internal controls may require specific compliance training for our directors, officers and employees, entail substantial costs to modify or replace our existing accounting systems, and take a significant period of time to complete. Such changes may not, however, be effective in maintaining the adequacy of our internal controls, and any failure to maintain that adequacy, or consequent inability to produce accurate consolidated financial statements or other reports on a timely basis, could increase our operating costs and could materially impair our ability to operate our business. We cannot assure that our internal controls over financial reporting will prove to be effective.

If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results or prevent fraud. As a result, stockholders could lose confidence in our financial and other public reporting, which would harm our business and the trading price of our common stock.

Effective internal controls over financial reporting are necessary for us to provide reliable financial reports and, together with adequate disclosure controls and procedures, are designed to prevent fraud. Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could cause us to fail to meet our reporting obligations. In addition, any testing by us conducted in connection with Section 404(a) of the Sarbanes-Oxley Act, or the subsequent testing by our independent registered public accounting firm conducted in connection with Section 404(b) of the Sarbanes-Oxley Act after we no longer qualify as an "emerging growth company," may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses; or may require prospective or retroactive changes to our consolidated financial statements or identify other areas for further attention or improvement. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock.

We are required to disclose changes made in our internal control procedures on a quarterly basis and our management is required to assess the effectiveness of these controls annually. However, for as long as we are an "emerging growth company" under the JOBS Act, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404(b). We could be an "emerging growth company" until December 31, 2017 unless one of three events occur earlier than December 31, 2017; (1) we generate $1.0 billion of annual revenue at an earlier date, (2) we issue more than $1.0 billion in non-convertible debt, or (3) we qualify as a large accelerated filer. An independent assessment of the effectiveness of our internal controls will be very expensive and could detect problems that our management's assessment might not. Undetected material weaknesses in our internal controls could lead to financial statement restatements and require us to incur the expense of remediation.

Our ability to use our net operating loss carryforwards and other tax attributes may be limited.

Our ability to utilize our U.S. Federal and state net operating losses or U.S. Federal tax credits is currently limited, and may be limited further, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended. The limitations apply if an ownership change, as defined by Section 382, occurs. Generally, an ownership change occurs when certain shareholders increase their aggregate ownership by more than 50 percentage points over their lowest ownership percentage in a testing period, which is typically three years or since the last ownership change. We are already subject to Section 382 limitations due to cumulative ownership changes that, as of November 15, 2013, totaled more than 50%. As of December 31, 2014, we had U.S. Federal and state net operating loss carryforwards of $31.8 million and research and development tax credit carryforwards of $0.6 million available. Future changes in stock ownership may also trigger an additional ownership change and, consequently, another Section 382 limitation. Any limitation may result in expiration of a portion of the net operating loss or tax credit carryforwards before utilization which would reduce our gross deferred income tax assets and corresponding valuation allowance. As a result, if we earn net taxable income, our ability to use our pre-change net operating loss carryforwards and tax credit carryforwards to reduce U. S. Federal and state income tax may be subject to limitations, which could potentially result in increased future cash tax liability to us.

Risks Related to Our Indebtedness

Our significant level of indebtedness could adversely affect our business, financial condition and results of operations and prevent us from fulfilling our obligations under the Notes.

We have a significant amount of indebtedness and consequentially substantial debt service requirements. As of December 31, 2014, we have issued and outstanding convertible notes in the aggregate principal amount of $36.1 million. Subject to certain conditions and limitations in the Indenture governing the Notes, we may also incur additional indebtedness, including secured debt, to meet future financing needs.

Our substantial indebtedness could have important and significant effects on our business, financial condition and results of operations. For example, it could:

  •
  make it more difficult for us to satisfy our financial obligations, including with respect to the Notes;

  •
  result in an event of default if we fail to comply with the covenants contained in the Indenture governing the Notes and any agreement governing our existing or future indebtedness. An event of default could result in all of our debt becoming immediately due and payable;

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

As of December 31, 2014, we have issued and outstanding convertible notes in the aggregate principal amount of $36.1 million, bearing an interest rate of 7.5% per annum. Servicing our indebtedness will require the dedication of a portion of our expected cash flow from operations, thereby reducing the amount of our cash flow available for other purposes. In addition, our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness, including the Notes, depends on our future performance, which is subject to economic, financial, competitive, regulatory and other factors beyond our control. We expect to continue to incur significant and increasing operating expenses for the foreseeable future. Accordingly, the cash flow from operations in the future may be insufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. If we raise additional debt, it could increase our interest expense, leverage and operating financial costs. In addition, the terms of the Indenture governing the Notes and the agreements governing our future indebtedness may restrict us from adopting any of these alternatives. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations. Our lack of cash resources or failure to generate sufficient cash flow or to affect any of these alternatives could significantly and adversely affect our ability to pay amounts due under the Notes.

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

If a holder elects to convert some or all of their Notes, if, for at least 20 trading days (whether or not consecutive) during the 30 consecutive trading day period ending within five trading days prior to a conversion date, the last reported sale price of our common stock exceeds the applicable conversion price on each such trading day, we will pay such holder an interest make-whole payment in cash or common stock for the Notes being converted. We have the option to issue our common stock to any converting holder in lieu of making the interest make-whole payment in cash. If we elect to issue our common stock for such payment, then the stock will be valued at 95% of the simple average of the daily volume-weighted average price ("VWAP") of our common stock for the 10 trading days ending on and including the trading day immediately preceding the conversion date. Agreements governing our existing or future indebtedness may prohibit us from making cash payments in respect of the interest make-whole amount upon a conversion. Notwithstanding the foregoing, in no event will the shares we deliver in connection with a conversion, including those delivered in connection with the interest make-whole amount and repayment of principal, exceed 221.7294 shares per $1,000 principal amount of Notes, subject to adjustment or, in aggregate, 19.96 million shares. If, pursuant to our election to deliver common stock in connection with the payment of the interest make-whole amount, we would be required to deliver a number of shares of common stock in excess of such threshold, we will deliver cash in lieu of any shares otherwise deliverable upon conversions in excess thereof (based on the simple average of the daily VWAP for the 10 trading days ending on and including the trading day immediately preceding the conversion date).

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

Our Notes bear interest annually at a rate of 7.50% per year which interest is payable semi-annually on May 1 and November 1. In addition, in certain circumstances, we are obligated to pay additional interest on the Notes. At maturity or on the redemption date, if any, the entire outstanding principal amount of the Notes will become due and payable by us with respect to Notes that have not been previously converted or purchased by us. In addition, upon the occurrence of an event of default, we may be required to repay the principal amount of Notes, or upon the occurrence of a fundamental change, holders may require us to purchase, for cash, all or a portion of their Notes at a fundamental change purchase price. We at our election may elect to settle conversions of the Notes partially or entirely in cash.

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

We may conduct future offerings of our common stock, preferred stock or other securities convertible into our common stock to fund acquisitions, finance operations or for other purposes. In addition, as of December 31, 2014, we had outstanding 42,974,463 shares of common stock, of which approximately 15,346,863 shares are restricted securities that may be sold in accordance with the resale restrictions under Rule 144 of the Securities Act or pursuant to a resale registration statement. Also, as of December 31, 2014, we had outstanding options to purchase 2,080,749 shares of common stock and warrants to purchase 42,083 shares of common stock that, if exercised, would result in these additional shares becoming available for sale. A large portion of these shares, options and warrants are held by a small number of persons and investment funds. We have also registered all common stock subject to options outstanding or reserved for issuance under our 2005 Stock Plan, 2012 Equity Incentive Plan and 2012 Employee Stock Purchase Plan. An aggregate of 2,254,948 and 305,570 shares of our common stock are reserved for future issuance under the 2012 Equity Incentive Plan and the 2012 Employee Stock Purchase Plan, respectively. In addition, as of December 31, 2014, 5,108,212 shares of our common stock are presently reserved for future issuance upon conversion of the Notes. These shares will be eligible for resale in the public market upon issuance. Also, on December 17, 2014, the SEC declared effective our registration statement on Form S-3. Under the registration statement, we may offer and sell securities at a maximum aggregate offering price of up to $112.8 million. We also registered the resale of 12,749,328 shares of our common stock that may be sold by two selling security holders.

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

Our directors and their affiliated entities, and our executive officers beneficially own, in the aggregate, approximately 28.8% of our outstanding common stock. As a result, these stockholders are collectively able to significantly influence all matters requiring approval of our stockholders, including the election of directors and approval of significant corporate transactions such as mergers, consolidations or the sale of all or substantially all of our assets. The concentration of ownership may delay, prevent or deter a change in control of our Company even when such a change may be in the best interests of some stockholders, impede a merger, consolidation, takeover or other business combination involving us, or could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our Company or our assets and might adversely affect the prevailing market price of our common stock.

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

There was no public market for our common stock prior to the closing of our initial public offering in May 2012. We cannot predict the extent to which investor interest in our common stock will allow us to maintain an active trading market on The NASDAQ Global Market or a similar market or how liquid that market might become. If an active public market is not sustained, it may be difficult to sell shares of common stock at a price that is attractive to the investor, or at all. Further, an inactive market may also impair our ability to raise capital by selling shares of our common stock and may impair our ability to enter into strategic partnerships or acquire companies or products, product candidates or technologies by using our shares of common stock as consideration.

To the extent outstanding stock options or warrants are exercised, there will be dilution to new investors.

As of December 31, 2014, we had options to purchase 2,080,749 shares of common stock outstanding, with exercise prices ranging from $0.40 to $12.92 per share and a weighted average exercise price of $7.93 per share. Upon the vesting of each of these options, the holder may exercise his or her options, which would result in dilution to investors. Dilution could also be experienced if we issue additional shares of common stock under the warrants that we issued to our lenders. As of December 31, 2014, the lender warrants to purchase 18,750 shares of common stock at an exercise price of $4.00 per share and 23,333 shares of common stock at an exercise price of $5.00 per share remain outstanding.

The price of our common stock may fluctuate substantially.

The market price for our common stock is likely to be volatile, in part because our common stock has been traded publicly for less than three years. In addition, the market price of our common stock may fluctuate significantly in response to a number of factors, including:

  •
  the commercial performance of Oxtellar XR, Trokendi XR, or any of our product candidates that receive marketing approval;

  •
  the filing of ANDAs by generic companies seeking approval to market generic versions of our products;

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

  •
  changes in accounting principles;

  •
  litigation or public concern about the safety of our products and/or potential products;

  •
  actual and anticipated fluctuations in our quarterly operating results;

  •
  deviations in our operating results from the estimates of securities analysts;

  •
  additions or departures of key personnel;

  •
  sales of large blocks of our common stock, including sales by our executive officers, directors and significant stockholders;

  •
  changes in third-party coverage and reimbursement policies for our products and/or product candidates, and

  •
  discussion of us or our stock price in the financial or scientific press or in online investor communities.

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

As of March 11, 2014 the holders of $23.5 million of Notes have the right to convert the Notes into an aggregate of 4,424,717 shares of our common at any time. In addition, in certain instances we may issue additional shares of our common stock to holders who convert their Notes in order to satisfy our obligation to pay an interest make-whole payments to these note holders or who those holder that convert their Notes in connection with a transaction that constitutes a "make-whole fundamental change" under the Indenture governing the Notes. The possibility that we may issue a substantial number of shares of common stock to the holders of Notes in connection with conversions and thus substantially increase the number of issued shares of our common stock outstanding may have an adverse effect on our stock price for as long as the Notes remain outstanding.

ITEM 1B.    UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2.    PROPERTIES.

Our principal executive offices are located at 1550 East Gude Drive, Rockville, Maryland 20850, where we occupy approximately 44,500 square feet of laboratory and office space. Our lease term expires in April 30, 2020 with an option for a five-year extension. We also lease approximately 20,530 square feet of office space in an adjacent building to our existing office space located at 1500 East Gude Drive, Rockville, MD 20850 with a co-terminus lease term date of April 30, 2020. We believe that these facilities are sufficient for our present and contemplated operations.

ITEM 3.    LEGAL PROCEEDINGS.

From time to time and in the ordinary course of business, we are subject to various claims, charges and litigation. We may be required to file infringement claims against third parties for the infringement of our patents. We have filed such claims for infringement of the Orange Book patents listed for our products Oxtellar XR and Trokendi XR.

Supernus Pharmaceuticals, Inc. v. Actavis, Inc., et al., C.A. Nos. 13-4740; 14-1981 (RMB)(JS) (D.N.J.)

We received a Paragraph IV Notice Letter against two of our Oxtellar XR Orange Book patents (United States Patent Nos. 7,722,898 and 7,910,131) from generic drug maker Watson Laboratories, Inc.—Florida ("WLF") n/k/a Actavis Laboratories FL, Inc. ("Actavis Labs FL") on

June 26, 2013. On August 7, 2013, we filed a lawsuit against Actavis, Inc., Actavis Labs FL, Actavis Pharma, Inc., Watson Laboratories, Inc., and ANDA, Inc. (collectively "Actavis") alleging infringement of United States Patent Nos. 7,722,898 and 7,910,131. We received a second Paragraph IV Notice Letter against our later-issued Oxtellar XR Orange Book Patent (United States Patent No. 8,617,600) on February 20, 2014. On March 28, 2014, we filed a second lawsuit against Actavis alleging infringement of United States Patent No. 8,617,600. We have since listed a fourth Orange Book patent, United States Patent No. 8,821,930. Our United States Patent Nos. 7,722,898, 7,910,131, 8,617,600, and 8,821,930 generally cover once-a-day oxcarbazepine formulations and methods of treating seizures using those formulations. The FDA Orange Book lists all four of our Oxtellar XR patents as expiring on April 13, 2027.

Both Complaints—filed in the U.S. District Court for the District of New Jersey—allege, inter alia, that Actavis infringed our Oxtellar XR patents by submitting to the FDA an ANDA seeking to market a generic version of Oxtellar XR prior to the expiration of our patents. Filing its August 7, 2013 Complaint within 45 days of receiving Actavis's Paragraph IV certification notice entitles Supernus to an automatic stay preventing the FDA from approving Actavis's ANDA for 30 months from the date of our receipt of the first Paragraph IV certification notice. On September 25, 2013, Actavis answered the August 7, 2013 complaint, denying the substantive allegations of that Complaint. One defendant, Actavis Labs FL, asserted Counterclaims seeking declaratory judgments of non-infringement and invalidity of United States Patent Nos. 7,722,898 and 7,910,131. On October 30, 2013, we filed a Reply, denying the substantive allegations of those Counterclaims. On April 30, 2014, Actavis answered the March 28, 2014 complaint, denying the substantive allegations of that Complaint. Actavis Labs FL also asserted Counterclaims seeking declaratory judgments of non-infringement and invalidity of United Sates Patent No. 8,617,600. On June 4, 2014, we filed our Reply, denying the substantive allegations of those Counterclaims. On June 4, 2014, the District Court issued a consolidated scheduling order for both cases. This consolidated case is proceeding through fact discovery.

We received a third Paragraph IV Notice from Actavis Labs FL—against United States Patent No. 8,821,930—on February 21, 2015.

Supernus Pharmaceuticals, Inc. v. TWi Pharmaceuticals, Inc., et al., C.A. Nos. 15-369 (RMB)(JS) (D.N.J.)

We received a Paragraph IV Notice Letter against United States Patent Nos. 7,722,898, 7,910,131, 8,617,600, and 8,821,930 from generic drug maker TWi Pharmaceuticals, Inc. on December 9, 2014. On January 16, 2015, we filed a lawsuit against TWi Pharmaceuticals, Inc. and TWi International LLC (d/b/a TWi Pharmaceuticals USA) (collectively "TWi") alleging infringement of United States Patent Nos. 7,722,898, 7,910,131, 8,617,600, and 8,821,930. Our United States Patent Nos. 7,722,898, 7,910,131, 8,617,600, and 8,821,930 generally cover once-a-day oxcarbazepine formulations and methods of treating seizures using those formulations. The FDA Orange Book lists all four of our Oxtellar XR patents as expiring on April 13, 2027.

The Complaint—filed in the U.S. District Court for the District of New Jersey—alleges, inter alia, that TWi infringed our Oxtellar XR patents by submitting to the FDA an ANDA seeking to market a generic version of Oxtellar XR prior to the expiration of our patents. Filing the Complaint within 45 days of receiving TWi's Paragraph IV certification notice entitles Supernus to an automatic stay preventing the FDA from approving TWi's ANDA for 30 months from the date of our receipt of the first Paragraph IV certification notice. On February 13, 2015, TWi answered the Complaint and TWi Pharmaceuticals, Inc. asserted Counterclaims seeking declaratory judgments of non-infringement and invalidity of United States Patent Nos. 7,722,898 and 7,910,131. This case is in its early stages, and the Court has not yet issued a Scheduling Order.

Supernus Pharmaceuticals, Inc. v. Actavis, Inc., C.A. No. 14-6102 (SDW)(SCM) (D.N.J.)

We received a Paragraph IV Notice Letter against three Trokendi XR Orange Book patents (United States Patent Nos. 8,298,576, 8,298,580, and 8,663,683) from generic drug maker Actavis Labs FL, Inc. on August 20, 2014. On October 1, 2014, we filed a lawsuit against Actavis, Actavis, Inc., Actavis plc, Actavis Pharma, Inc., Watson Laboratories, Inc., and ANDA, Inc. alleging infringement of United States Patent Nos. 8,298,576, 8,298,580, and 8,663,683, which cover once-a-day topiramate formulations and methods of treating seizures using those formulations. The FDA Orange Book currently lists United States Patent No. 8,298,576 as expiring on March 18, 2029 and United States Patent Nos. 8,298,580, 8,663,683, 8,877,248, and 8,889,191 as expiring on November 16, 2027. Supernus has not received a Paragraph IV Notice Letter from Actavis against United States Patent Nos. 8,877,248 and 8,889,191.

The Complaint—filed in the U.S. District Court for the District of New Jersey—alleges that the defendants infringed our Trokendi XR patents by, inter alia, submitting to the FDA an ANDA seeking to market a generic version of Trokendi XR prior to the expiration of our patents. Filing its October 1, 2014 Complaint within 45 days of receiving the Actavis Paragraph IV certification notice entitles Supernus to an automatic stay preventing the FDA from approving Actavis's ANDA for 30 months from the date of our receipt of the Actavis Paragraph IV certification notice. This case is in its early stages, and the Court has not yet issued a Scheduling Order.

Supernus Pharmaceuticals, Inc. v. Zydus Pharmaceuticals (USA) Inc., C.A. No. 14-7272 (SDW)(SCM) (D.N.J.)

We received a Paragraph IV Notice Letter against three Trokendi XR Orange Book patents (United States Patent Nos. 8,298,576, 8,298,580, and 8,663,683) from generic drug maker Zydus Pharmaceuticals (USA) Inc. ("Zydus") on or about October 13, 2014. On November 21, 2014, we filed a lawsuit against Zydus and Cadila Healthcare Limited, alleging infringement of these three patents. We received a second Paragraph IV Notice Letter from Zydus dated February 19, 2015 against two other Trokendi XR Orange Book patents (United States Patent Nos. 8,877,248 and 8,889,191). On February 27, 2015, we filed an Amended Complaint against Zydus and Cadila Healthcare Limited, alleging infringement of all five patents listed in the Orange Book for Trokendi XR, namely United States Patent Nos. 8,298,576, 8,298,580, 8,663,683, 8,877,248, and 8,889,191, which cover once-a-day topiramate formulations and methods of treating seizures using those formulations. The FDA Orange Book currently lists U.S. Patent No. 8,298,576 as expiring on March 18, 2029 and U.S. Patent Nos. 8,298,580, 8,663,683, 8,877,248, and 8,889,191 as expiring on November 16, 2027.

The Complaint and the Amended Complaint—filed in the U.S. District Court for the District of New Jersey—allege that the defendants infringed our Trokendi XR patents by, inter alia, submitting to the FDA an ANDA seeking to market a generic version of Trokendi XR prior to the expiration of our patents. Filing its November 21, 2014 Complaint within 45 days of receiving the Zydus Paragraph IV certification notice entitles Supernus to an automatic stay preventing the FDA from approving Zydus's ANDA for 30 months from the date of our receipt of the first Zydus Paragraph IV certification notice. This case is in its early stages, and the Court has not yet issued a Scheduling Order.

Supernus Pharmaceuticals, Inc. v. Par Pharmaceutical Companies, Inc., C.A. No. 15-326 (SDW)(SCM) (D.N.J.)

We received a Paragraph IV Notice Letter against four Trokendi XR Orange Book patents (United States Patent Nos. 8,298,576, 8,298,580, 8,663,683, and 8,877,248) from generic drug maker Par Pharmaceutical, Inc. ("Par") on or about December 8, 2014. On January 16, 2015, we filed a lawsuit against Par and Par Pharmaceutical Companies, Inc. alleging infringement of United States Patent Nos. 8,298,576, 8,298,580, 8,663,683, and 8,877,248. We received a second Paragraph IV Notice Letter from Par dated January 28, 2015 against one other Trokendi XR Orange Book patent (United States Patent No. 8,889,191). On February 23, 2015, we filed an Amended Complaint against Par and Par Pharmaceutical Companies, Inc. alleging infringement of all five patents listed in the Orange Book for Trokendi XR, namely United States Patent Nos. 8,298,576, 8,298,580, 8,663,683, 8,877,248, and 8,889,191, which cover once-a-day topiramate formulations and methods of treating seizures using those formulations. The FDA Orange Book currently lists U.S. Patent No. 8,298,576 as expiring on March 18, 2029 and U.S. Patent Nos. 8,298,580, 8,663,683, 8,877,248, and 8,889,191 as expiring on November 16, 2027.

The Complaint and the Amended Complaint—filed in the U.S. District Court for the District of New Jersey—allege that the defendants infringed our Trokendi XR patents by, inter alia, submitting to the FDA an ANDA seeking to market a generic version of Trokendi XR prior to the expiration of our patents. Filing its January 16, 2015 Complaint within 45 days of receiving the Par Paragraph IV certification notice entitles Supernus to an automatic stay preventing the FDA from approving Par's ANDA for 30 months from the date of our receipt of the first Par Paragraph IV certification notice. This case is in its early stages, and the Court has not yet issued a Scheduling Order.

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

	High	Low
2014
First Quarter	$10.55	$7.36
Second Quarter	$11.20	$7.09
Third Quarter	$11.47	$7.94
Fourth Quarter	$9.53	$7.31
2013
First Quarter	$8.08	$4.90
Second Quarter	$7.20	$4.45
Third Quarter	$8.40	$6.10
Fourth Quarter	$9.05	$5.84

On December 31, 2014, the closing price of our common stock on The NASDAQ Global Market was $8.30 per share. As of December 31, 2014, we had 28 holders of record of our common stock. The actual number of common stockholders is greater than the number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

ITEM 6.    SELECTED FINANCIAL DATA.

The following table sets forth selected consolidated financial data that is qualified in its entirety by and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and notes thereto appearing elsewhere in this Annual Report on Form 10-K. The consolidated financial data as of December 31, 2014 and 2013 and for the fiscal years ended December 31, 2014, 2013 and 2012 are derived from our audited consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of future operating results. You should read the selected consolidated financial data in conjunction with the sections entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and related notes, all included elsewhere in this Annual Report on Form 10-K.

 Supernus Pharmaceuticals, Inc.

Consolidated Statements of Operations

(in thousands, except share and per share data)

	Year Ended December 31,
	2014	2013	2012
Revenue
Net product sales	$89,571	$11,552	$—
Revenue from royalty agreement	30,000	—	—
Licensing revenue	2,474	467	1,480

Total revenue	122,045	12,019	1,480

Costs and expenses
Cost of product sales	5,758	1,104	—
Research and development	19,586	17,245	23,517
Selling, general and administrative	72,471	55,590	20,132

Total costs and expenses	97,815	73,939	43,649

Operating income (loss)	24,230	(61,920)	(42,169)

Other income (expense)
Interest income	348	299	120
Interest expense	(4,963)	(7,849)	(3,575)
Changes in fair value of derivative liabilities	2,809	(13,354)	(710)
Loss on extinguishment of debt	(2,592)	(9,550)	—
Other income	39	101	50

Total other income (expense)	(4,359)	(30,353)	(4,115)

Net income (loss)	19,871	(92,273)	(46,284)
Cumulative dividends on Series A convertible preferred stock	—	—	(1,143)

Net income (loss) attributable to common stockholders	$19,871	$(92,273)	$(47,427)

Income (loss) per common share:
Basic	$0.47	$(2.90)	$(2.72)
Diluted	$0.32	$(2.90)	$(2.72)
Weighted-average number of common shares:
Basic	42,260,896	31,848,299	17,440,910
Diluted	50,583,511	31,848,299	17,440,910

	Year Ended December 31,
	2014	2013
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents and marketable securities	$74,336	$82,191
Long term marketable securities	19,816	8,756
Working capital	81,399	70,761
Total assets	137,508	110,995
Convertible notes, net of discount	26,947	34,393
Accumulated deficit	(158,657)	(178,528)
Total stockholders' equity	71,354	33,464

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

Overview

We are a specialty pharmaceutical company focused on developing and commercializing products for the treatment of central nervous system ("CNS") diseases. In 2013, we launched Oxtellar XR (extended-release oxcarbazepine) and Trokendi XR (extended-release topiramate), our two novel treatments for epilepsy.

In addition, we are developing multiple product candidates in psychiatry to address the large market opportunity in the treatment of attention deficit hyperactivity disorder ("ADHD") including the unmet clinical need in impulsive aggression in patients who have ADHD in conjunction with standard ADHD treatment.

Oxtellar XR and Trokendi XR are the first once-daily extended release oxcarbazepine and topiramate products, respectively, indicated for epilepsy in the U.S. market. Total revenues from these products reached $89.6 million in 2014 representing significant growth compared to the $11.6 million in product revenue in 2013.

We expect the number of prescriptions filled for Oxtellar XR and Trokendi XR to increase throughout 2015 and in later years. Data from Wolters-Kluwer/Symphony show 70,739 prescriptions filled for both drugs during the three months ended December 31, 2014, representing a growth of 22.4% as compared to the three months ended September 30, 2014, which totaled 57,776 prescriptions filled.

We achieved positive cash flows from operations during the fourth quarter of 2014. We expect the business to be cash flow positive and profitable in 2015 and beyond. We believe our working capital and long term marketable securities balance of $101.2 million as of December 31, 2014, along with increased revenues from increasing product sales, will be sufficient to finance the Company.

We are progressing with our Phase IV post-marketing commitments for Oxtellar XR and Trokendi XR. The work we are completing to meet the Food and Drug Administration ("FDA"), commitments may also have applicability in life-cycle management.

We entered into a Royalty Interest Acquisition Agreement in July 2014 with HealthCare Royalty Partners III, L.P. ("HC Royalty"). Pursuant to the Royalty Interest Acquisition Agreement, HC Royalty made a $30.0 million cash payment to the Company in consideration for acquiring from the Company certain royalty and milestone rights related to the commercialization of Orenitram (treprostinil) Extended-Release Tablets by the Company's partner United Therapeutics Corporation. We will retain full ownership of the royalty rights after a certain threshold has been reached per the terms of the Agreement.

We have received several Paragraph IV Notice Letters concerning Oxtellar XR and Trokendi XR from various third-parties. In response to these Paragraph IV notice letters, we have filed several complaints against these third parties alleging infringement of our intellectual property rights. We intend to vigorously defend our intellectual property rights in each of these cases and we anticipate continuing to incur increasing amounts of legal fees and related expenses for these cases as they progress through discovery. (See Part I, Item 3—Legal Proceedings for additional information.)

We are developing SPN-810 (molindone hydrochloride) as a treatment for impulsive aggression in patients who have ADHD in conjunction with standard ADHD treatment and SPN-812 for the treatment of ADHD. We expect to progress SPN-810 into Phase III testing in the fourth quarter of 2015 and SPN-812 into Phase IIb trials in the fourth quarter of 2015.

We expect to incur significant research and development expenses related to the continued development of each of our product candidates. These expenses are expected to be funded by cash flows from operations.

Critical Accounting Policies and the Use of Estimates

The significant accounting policies and basis of presentation for our consolidated financial statements are described in Note 2 "Summary of Significant Accounting Policies." The preparation of our financial statements in accordance with U.S. generally accepted accounting principles ("GAAP") requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and the disclosure of contingent assets and liabilities in our financial statements. Actual results could differ from those estimates.

We believe the following accounting policies and estimates to be critical:

Inventories and Cost of Product Sales

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

The cost of product sales consists primarily of materials, third-party manufacturing costs, freight and distribution costs, allocation of labor, quality control and assurance, and other manufacturing overhead costs associated with the sales of Oxtellar XR and Trokendi XR.

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

We derive our estimated sales deductions from an analysis of historical levels of deductions specific to each product. In addition, we also consider the impact of anticipated changes in product price, sales trends and changes in managed care coverage.

For a complete description of Trokendi XR and Oxtellar XR gross revenues and gross to net adjustments, see Part II, Item 8, Financial Statements and Supplemental Data, Note 2, Revenue Recognition.

In the third quarter of 2014, the Company recognized $30.0 million in revenue from a royalty agreement related to HC Royalty's purchase of certain of the Company's rights under the license agreement with United Therapeutics Corporation related to the commercialization of Orenitram. The Company determined to recognize this revenue immediately because (1) the executed contract constituted persuasive evidence of an arrangement, (2) the delivery of the license occurred and the Company has no current or future performance obligations, (3) the total consideration for the license amendment was fixed and known at the time of its execution and there were no rights of return, and (4) the cash was received and is non-refundable.

Deferred Legal Fees

Deferred legal fees are comprised of costs incurred in connection with complaints related to patents for Oxtellar XR and Trokendi XR (see Part I, Item 3 — Legal Proceedings).

Deferred legal fees will be capitalized as part of the patents upon successful outcome of the on-going litigation and we will begin amortization at that time. Deferred legal fees will be charged to expense in the event of an unsuccessful outcome of the on-going litigation.

Research and Development Expenses

Research and development expenditures are expensed as incurred. Research and development costs primarily consist of employee-related expenses, including salaries and benefits; share-based compensation expense; expenses incurred under agreements with contract research organizations, investigative sites, and consultants that conduct the Company's clinical trials; the cost of acquiring and manufacturing clinical trial materials; the cost of manufacturing materials used in process validation, to the extent that those materials are manufactured prior to receiving regulatory approval for those products and are not expected to be sold commercially, facilities costs that do not have an alternative future use; related depreciation and other allocated expenses; license fees for and milestone payments related to in-licensed products and technologies; and costs associated with animal testing activities and regulatory approvals.

Share-Based Compensation

Employee share-based compensation is measured based on the estimated fair value of the award on the grant date. The grant date fair value of options granted is calculated using the Black-Scholes option-pricing model, which requires the use of subjective assumptions including volatility, expected term, risk-free rate, and the fair value of the underlying common stock. The Company has awarded non-vested stock that vests based on service conditions. The Company recognizes the expense for stock options over the vesting period using the straight-line method less estimated forfeitures.

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

Results of Operations

Comparison of the year ended December 31, 2014 and December 31, 2013

	Year Ended December 31,
			Increase/ (decrease)
	2014	2013
	(in thousands)
Revenues:
Net product sales	$89,571	$11,552	78,019
Revenue from royalty agreement	30,000	—	30,000
Licensing revenue	2,474	467	2,007

Total revenues	122,045	12,019

Costs and expenses
Cost of product sales	5,758	1,104	4,654
Research and development	19,586	17,245	2,341
Selling, general and administrative	72,471	55,590	16,881

Total costs and expenses	97,815	73,939

Operating income (loss)	24,230	(61,920)

Other income (expense)
Interest income and other income (expense), net	387	400	(13)
Interest expense	(4,963)	(7,849)	2,886
Changes in fair value of derivative liabilities	2,809	(13,354)	16,163
Loss on extinguishment of debt	(2,592)	(9,550)	6,958

Total other expenses	(4,359)	(30,353)

Net income (loss)	$19,871	$(92,273)

Net Product Sales.    Our net product sales of $89.6 million for the year ended December 31, 2014 are based on $24.7 million of revenue from shipments of Oxtellar XR to distributors, less estimates for discounts, rebates, other sales deductions and returns, and $64.9 million of revenue for Trokendi XR, primarily from shipment to distributors, less estimates for discounts, rebates, other sales deductions and returns.

Our net product sales of $11.6 million for the year ended December 31, 2013 are based on $11.0 million of revenue from shipments of Oxtellar XR to distributors in 2013, less estimates for discounts, rebates, other sales deductions and returns, and $0.6 million of revenue on Trokendi XR prescriptions filled at the pharmacy level during the third quarter of 2013, net of sales deductions.

Revenue from Royalty Agreement.    The revenue for the year ended December 31, 2014 resulted from the Royalty Interest Acquisition Agreement that we entered into with HC Royalty for Orenitram, which is marketed by United Therapeutics Corporation. We received a one-time payment of $30.0 million upon execution of that Agreement.

Licensing Revenue.    The licensing revenue for the year ended December 31, 2014 consisted primarily of the United Therapeutics Corporation milestone payment of $2.0 million under their license agreement with the Company. There was no revenue generated from the achievement of milestones in the year ended December 31, 2013.

Research and Development Expense.    Research and development expenses during the year ended December 31, 2014 were $19.6 million as compared to $17.2 million for the year ended December 31,

2013, an increase of $2.4 million or 13.5%. This increase is due to preclinical and clinical trials and manufacturing scale up for both of our product candidates, SPN-810 and SPN-812.

Selling, General and Administrative Expenses.    Our selling, general and administrative expenses were $72.5 million during the year ended December 31, 2014 as compared to $55.6 million for the year ended December 31, 2013, an increase of $16.9 million or 30.4%. This increase was mainly due to the increase in compensation and travel due to the expansion of our sales force during the year ended December 31, 2014 and an increase in marketing expenses such as sample distribution to support the growth of Oxtellar XR and Trokendi XR.

Interest Expense.    Interest expense was $5.0 million during the year ended December 31, 2014 as compared to $7.8 million for the year ended December 31, 2013. The decrease of $2.8 million was primarily due to a decrease in the principal amount of our outstanding 7.5% Convertible Senior Secured Notes due in 2019 (the "Notes") from $49.5 million at January 1, 2014 to $36.1 million at December 31, 2014.

Changes in Fair Value of Derivative Liability.    During the year ended December 31, 2014, we recognized a non-cash gain of $2.8 million related to a change in estimated fair value of the interest make-whole derivative liability related to our Notes. This gain is primarily due to the passage of time and because our stock price remains above the $5.30 conversion price. We recognized a non-cash expense of $13.4 million associated with the interest make-whole derivative during the year ended December 31, 2013, due primarily to the effect of the increase in our stock price on the valuation of the derivative liability.

Loss on Extinguishment of Debt.    During the year ended December 31, 2014, we recognized a non-cash loss on extinguishment of debt of $2.6 million related to the conversion of $13.4 million of our Notes. During the year ended December 31, 2013, we recognized a non-cash charge of $8.4 million related to the conversion of $40.5 million of our Notes and $1.2 million on extinguishment of our secured credit facility.

Net Income/(Loss).    We realized net income of $19.9 million during the year ended December 31, 2014 as compared to a net loss of $92.3 million during the year ended December 31, 2013, a change of $112.2 million. This change was primarily due to the revenue generated from our two commercial products, Oxtellar XR and Trokendi XR, and $30 million in revenue associated with the HC Royalty Interest Acquisition Agreement, partially offset by increased expenses incurred associated with the expansion of our sales force as well as an increase in marketing expenditures associated with ongoing support of Oxtellar XR and Trokendi XR.

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

Other income (expense)
Interest income and other income (expense), net	400	170	230
Interest expense	(7,849)	(3,575)	(4,274)
Changes in fair value of derivative liabilities	(13,354)	(710)	(12,644)
Loss on extinguishment of debt	(9,550)	—	(9,550)

Total other expenses	(30,353)	(4,115)

Net loss	$(92,273)	$(46,284)

Revenues.    Our net product sales of $11.6 million for the year ended December 31, 2013 are based on $11.0 million of revenue from shipments of Oxtellar XR to distributors in 2013, less estimates for discounts, rebates, other sales deductions and returns, and $0.6 million of revenue on Trokendi XR prescriptions filled at the pharmacy level during the third quarter of 2013, net of sales deductions. There were no product sales in the year ended December 31, 2012.

Licensing revenue decreased by $1.0 million due to receipt of a milestone payment in 2012 related to the approval of Oxtellar XR.

Research and Development Expense.    Research and development expenses during 2013 were $17.2 million as compared to $23.5 million in 2012, a decrease of $6.3 million or 26.7%. In 2013, our research and development expense was primarily focused on preparation for future clinical trials for the product candidates, SPN-810 and SPN-812. During the year ended December 31, 2012, research and development expense included outside services spending on contract research organizations ("CROs") related to ongoing clinical trials, mainly due to the completion of our Phase IIb study for SPN-810. No new trials were commenced in 2013.

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

Changes in Fair Value of Derivative Liability.    We recognized a non-cash charge of $13.4 million associated with the interest make-whole derivative liability related to our Convertible Debt during 2013, primarily due to the passage of time as our stock price remained above the $5.30 conversion price.

Loss on Extinguishment of Debt.    In 2013, we recognized a non-cash loss on extinguishment of debt of $8.4 million related to the conversion of $40.5 million of our Convertible Debt. In addition, we recognized $1.2 million of loss related to the prepayment and settlement fees of our secured credit facility in May 2013.

Net Loss.    We incurred a net loss of $92.2 million in 2013 as compared to net loss of $46.2 million in 2012, a decrease of $46.0 million or 99.3%. This increase was primarily due to the hiring of our sales force as well as an increase in marketing costs associated with the launch and commercialization activities for Oxtellar XR and Trokendi XR. In addition, increased interest expense and the change in fair value of our derivative liabilities and loss on extinguishment of debt contributed to a year to year increase in net loss.

Liquidity and Capital Resources

Our working capital at December 31, 2014 was $81.4 million, an increase of $10.6 million compared to our working capital of $70.8 million at December 31, 2013. This increase was primarily attributable to the increase in accounts receivable related to increased sales of both Oxtellar XR and Trokendi XR.

We expect to continue to incur significant sales and marketing expenses related to the commercial support of Oxtellar XR and Trokendi XR. In addition, we expect to incur substantial expenses related to our research and development efforts, primarily related to development of SPN-810 and SPN-812 as we continue to advance these clinical programs.

In July 2014, we entered into a Royalty Interest Acquisition Agreement with HC Royalty. Pursuant to this Interest Acquisition Agreement, HC Royalty paid us $30.0 million in consideration for acquiring certain royalty and milestone rights related to the commercialization of Orenitram (treprostinil) Extended-Release Tablets by our partner United Therapeutics Corporation. We will retain full ownership of the royalty rights after a certain threshold has been reached per the terms of the Agreement.

In addition to revenues, we have historically financed our business through the sale of our debt and equity securities. On May 3, 2013, we issued $90.0 million aggregate principal amount of Notes to qualified institutional buyers, the initial purchasers of the Notes or the Initial Purchasers. We issued the Notes under an Indenture, dated May 3, 2013. The Notes provide for 7.50% interest per annum on the principal amount of the Notes, payable semi-annually in arrears on May 1 and November 1 of each year. Interest will accrue on the Notes from and including May 3, 2013 and the Notes will mature on May 1, 2019, unless earlier converted, redeemed or repurchased by the Company. The Notes are secured by a first-priority lien, other than customary permitted liens, on substantially all of our and our domestic subsidiaries' assets, whether now owned or hereafter acquired. For a full description of the Notes and the Indenture, see Note 8 to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

As of December 31, 2014, holders of the Notes have converted a total of approximately $53.9 million of the Notes. Cumulatively, through December 31, 2014, we issued a total of approximately 10.2 million shares of common stock in conversion of the principal amount of the Notes and issued an additional

1.7 million shares of common stock and paid approximately $1.7 million cash in settlement of the interest make-whole provision related to the converted Notes.

We believe our current working capital and long term marketable securities, along with increased revenues from increasing product sales, will be sufficient to finance the Company. We achieved positive cash flow and profitability from operations during the fourth quarter of 2014 and expect continued profitability in 2015 as we continue to increase sales while also increasing activities and spending to advance our clinical product candidates. On December 17, 2014, the SEC declared effective our registration statement on Form S-3. We may offer and sell securities at a maximum aggregate offering price of up to $112.8 million. In addition, in this shelf registration statement we registered the resale of 12,749,328 shares of our common stock that may be sold by two selling security holders that held contractual rights to have the resale of their common stock registered. While we have no current plans to do so, in the event that we need additional working capital, this registration statement provides an efficient manner for us to complete securities offering to raise such funds.

During the period from January 1, 2015 to March 11, 2015 holders of the Notes converted approximately $12.6 million of the Notes and we issued a total of approximately 2.4 million shares of common stock in conversion of the principal amount of the Notes and accrued interest thereon, and issued an additional 0.3 million shares of common stock in settlement of the interest make-whole provision related to the converted Notes.

Cash Flows

The following table sets forth the major sources and uses of cash for the periods set forth below, in thousands:

	Year Ended December 31,
			Increase/ (decrease)
	2014	2013
Net cash provided by (used in):
Operating activities	$7,733	$(57,949)	65,682
Investing activities	$(4,887)	$(12,112)	7,225
Financing activities	$570	$62,739	(62,169)

Net increase (decrease) in cash and cash equivalents	$3,416	$(7,322)

Operating Activities

Net cash provided by/used in operating activities is comprised of two components; cash provided by/used in operating income/loss and cash provided by/used in changes in working capital. Results for the years ended December 31, 2014 and December 31, 2013 are summarized below, in thousands:

	Year Ended December 31,
			Increase/ (decrease)
	2014	2013
Cash provided by (used in) operating income (loss)	$25,234	$(63,624)	88,858
Cash (used in) provided by in changes in working capital	(17,501)	5,675	(23,176)

Net cash provided by (used in) operating activities	$7,733	$(57,949)

The increase in net cash provided by operating activities is primarily driven by increased revenue for Trokendi XR and Oxtellar XR and the receipt of $30.0 million from HC Royalty.

The changes in certain operating assets and liabilities are, in thousands:

	Year Ended December 31,
	2014	2013	Explanation of Change
Increase in accounts receivable	$(12,216)	$(5,043)	Shipment of additional product to wholesalers.
Increase in inventory	(6,289)	(6,000)	Build up of inventory for product sales.
Increase in prepaid expenses and other assets	(1,144)	(889)
Increase in accounts payable and accrued expenses	9,036	8,492	Increase in activity to support both products.
(Decrease) increase in deferred product and licensing revenue	(8,086)	8,686	Transition of Trokendi XR revenue recognition to be based on shipments to wholesalers.
Other	1,198	429

	$(17,501)	$5,675

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

Net cash used in investing activities for the year ended December 31, 2014 of $4.9 million related to deferred legal fees of $4.5 million and property and equipment purchases of $0.6 million, offset by net sales of marketable securities of $0.2 million. Net cash used in investing activities for the year ended December 31, 2013 consisted of $12.1 million related to the increase in marketable securities holdings by $9.8 million, property and equipment purchases of $1.6 million and deferred legal fees of $0.7 million.

Financing Activities

Net cash provided by financing activities for the year ended December 31, 2014 was $0.6 million, primarily the result of proceeds received from stock option exercises and cash settlement of debt to equity conversions of our Notes. Net cash provided by financing activities for the year ended December 31, 2013 were $62.7 million primarily the result of $86.5 million of net proceeds from the issuance of the Notes, offset by $24.3 million for the repayment of outstanding secured notes payable.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations and commitments as of December 31, 2014 (except as noted below), in thousands:

Contractual Obligations	Less than 1 Year	1 - 3 Years	3 - 5 Years	Greater than 5 Years	Total
Convertible Senior Secured Notes	$—	$—	$36,059	$—	$36,059
Interest on Convertible Notes	2,704	5,409	3,606		11,719
Operating leases(1)	1,758	2,557	2,655	454	7,424
Purchase obligations(2)	3,959	—	—	—	3,959

Total(3)	$8,421	$7,966	$42,320	$454	$59,161

(1)
Our commitments for operating leases relate to our lease of office equipment, fleet vehicles and office and laboratory space as of December 31, 2014.

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

We have obtained exclusive licenses from third parties for proprietary rights to support the product candidates in our psychiatry portfolio. Under license agreements with Afecta Pharmaceuticals, Inc. ("Afecta") we have an exclusive option to evaluate Afecta's CNS pipeline and to obtain exclusive worldwide rights to selected product candidates, including an exclusive license to SPN-810. We do not owe any future milestone payments for SPN-810. We will be obligated to pay royalties to Afecta based on net sales worldwide of our product candidates in the low-single digits. We have also entered into a purchase and sale agreement with Rune, where we obtained the exclusive worldwide rights to a product concept from Rune Healthcare Limited ("Rune"). There are no future milestone payments owing to Rune under this agreement. If we receive approval to market and sell any products based on the Rune product concept for SPN-809, we will be obligated to pay royalties to Rune based on net sales worldwide in the low single digits.

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

Recent Accounting Pronouncements

In July 2013, the FASB issued Accounting Standards Update ("ASU") No. 2013-11, which amended ASC Topic 740 regarding presentation of an unrecognized tax benefit when a net operating loss ("NOL") carryforward, a similar tax loss, or a tax credit carryforward exists. The amendments in ASU No. 2013-11 require an entity to present an unrecognized tax benefit as a reduction of a deferred tax asset for an NOL carryforward, or similar tax loss or tax credit carryforward, rather than as a liability when (1) the uncertain tax position would reduce the NOL or other carryforward under the tax law of the applicable jurisdiction and (2) the entity intends to use the deferred tax asset for that purpose. The ASU does not require new recurring disclosures. This amendment was effective prospectively for fiscal years beginning after December 15, 2013, and did not have a material impact on the Company's financial statements.

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

In August 2014, the FASB issued Accounting Standards Update 2014-15 "Disclosure of Uncertainties About an Entity's Ability to Continue as a Going Concern" ("ASU 2014-15".) The new standard requires management to perform interim and annual assessments of an entity's ability to continue to meet its obligations as they become due within one year after the date that the financial statements are issued. ASU 2014-15 is effective for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted. We do not believe the adoption of the new standard will have a significant impact on our operations.

The Company has evaluated all other ASUs issued through the date the consolidated financials were issued and believes that the adoption of these will not have a material impact on the Company's consolidated financial statements.

Jumpstart Our Business Startups Act of 2012

The JOBS Act permits an "emerging growth company" such as ours to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies. We have chosen to "opt out" of this provision. As a result, we will comply with new or revised accounting standards as required when they are adopted. This decision to opt out of the extended transition period under the JOBS Act is irrevocable.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The primary objective of our investment activities is to preserve our capital to fund operations. We also seek to maximize income from our investments without assuming significant risk. Our exposure to market risk is confined to our cash, cash equivalents, marketable securities and long term marketable securities. As of December 31, 2014, we had unrestricted cash, cash equivalents, marketable securities and long term marketable securities of $94.2 million. We do not engage in any hedging activities against changes in interest rates. Because of the short-term maturities of our cash, cash equivalents and marketable securities and because we hold these securities to maturity, we do not believe that an increase in market rates would have any significant impact on the realized value of our investments. We do not have any currency or other derivative financial instruments other than the outstanding warrants to purchase common stock and the interest make-whole payment associated with our Notes.

We contract with contract research organizations and investigational sites globally. We may be subject to fluctuations in foreign currency rates in connection with these agreements, primarily with respect to Euro denominated contracts. We do not hedge our foreign currency exchange rate risk. A hypothetical 10% appreciation in Euro exchange rates against the U.S. dollar from prevailing market rates would have decreased our net income by approximately $2,000 for the year ended December 31, 2014. Conversely, a hypothetical 10% depreciation in Euro exchange rates against the U.S. dollar from prevailing market rates would have increased our net income by approximately $2,000 for the year ended December 31, 2014. We do not believe that inflation and changing prices over the years ended December 31, 2014 and 2013 had a significant impact on our consolidated results of operations.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Supernus Pharmaceuticals, Inc.
Consolidated Financial Statements
Years ended December 31, 2014, 2013 and 2012

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Supernus Pharmaceuticals, Inc.

We have audited the accompanying consolidated balance sheets of Supernus Pharmaceuticals, Inc. as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income (loss), changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Supernus Pharmaceuticals, Inc. at December 31, 2014 and 2013, and the consolidated results of their operations and their cash flows for the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

McLean, Virginia
March 12, 2015

Supernus Pharmaceuticals, Inc.

Consolidated Balance Sheets

(in thousands, except share amounts)

	December 31,
	2014	2013
Assets
Current assets:
Cash and cash equivalents	$36,396	$32,980
Marketable securities	37,940	49,211
Accounts receivable, net	17,270	5,054
Inventories, net	13,441	7,152
Prepaid expenses and other current assets	3,845	2,764

Total current assets	108,892	97,161
Long term marketable securities	19,816	8,756
Property and equipment, net	2,448	2,554
Intangible assets, net	5,434	1,158
Other non-current assets	918	1,366

Total assets	$137,508	$110,995

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$1,863	$3,142
Accrued expenses	25,487	15,172
Deferred product revenue, net	—	7,882
Deferred licensing revenue	143	204

Total current liabilities	27,493	26,400
Deferred licensing revenue, net of current portion	1,274	1,417
Convertible notes, net of discount	26,947	34,393
Other non-current liabilities	3,876	2,677
Derivative liabilities	6,564	12,644

Total liabilities	66,154	77,531
Stockholders' equity:
Common stock, $0.001 par value, 130,000,000 shares authorized at December 31, 2014 and 2013; 42,974,463 and 39,983,437 shares issued and outstanding at December 31, 2014 and 2013, respectively	43	40
Additional paid-in capital	230,122	211,952
Accumulated other comprehensive loss	(154)	—
Accumulated deficit	(158,657)	(178,528)

Total stockholders' equity	71,354	33,464

Total liabilities and stockholders' equity	$137,508	$110,995

See accompanying notes.

Supernus Pharmaceuticals, Inc.

Consolidated Statements of Operations

(in thousands, except share and per share data)

	Year Ended December 31,
	2014	2013	2012
Revenue
Net product sales	$89,571	$11,552	$—
Revenue from royalty agreement	30,000	—	—
Licensing revenue	2,474	467	1,480

Total revenue	122,045	12,019	1,480

Costs and expenses
Cost of product sales	5,758	1,104	—
Research and development	19,586	17,245	23,517
Selling, general and administrative	72,471	55,590	20,132

Total costs and expenses	97,815	73,939	43,649

Operating income (loss)	24,230	(61,920)	(42,169)

Other income (expense)
Interest income	348	299	120
Interest expense	(4,963)	(7,849)	(3,575)
Changes in fair value of derivative liabilities	2,809	(13,354)	(710)
Loss on extinguishment of debt	(2,592)	(9,550)	—
Other income	39	101	50

Total other income (expense)	(4,359)	(30,353)	(4,115)

Net income (loss)	19,871	(92,273)	(46,284)
Cumulative dividends on Series A convertible preferred stock	—	—	(1,143)

Net income (loss) attributable to common stockholders	$19,871	$(92,273)	$(47,427)

Income (loss) per common share:
Basic	$0.47	$(2.90)	$(2.72)
Diluted	$0.32	$(2.90)	$(2.72)
Weighted-average number of common shares:
Basic	42,260,896	31,848,299	17,440,910
Diluted	50,583,511	31,848,299	17,440,910

See accompanying notes.

Supernus Pharmaceuticals, Inc.

Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

	Year Ended December 31,
	2014	2013	2012
Net income (loss)	$19,871	$(92,273)	$(46,284)
Other comprehensive income (loss):
Unrealized net (loss) gain on marketable securities	(154)	57	(58)

Other comprehensive income (loss):	(154)	57	(58)

Comprehensive income (loss)	$19,717	$(92,216)	$(46,342)

See accompanying notes.

Supernus Pharmaceuticals, Inc.

Consolidated Statements of Changes in Stockholder's Equity

(in thousands, except share data)

	Series A Convertible Preferred Stock
			Common Stock			Accumulated Other Comprehensive Income (Loss)
					Additional Paid-in Capital		Accumulated Deficit	Total Stockholders' Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance, December 31, 2011	49,000,000	$49	1,662,321	$2	$49,362	$1	$(39,971)	$9,443
Share-based compensation	—	—	—	—	443	—	—	443
Issuance of employee stock purchase plan shares	—	—	36,727	—	223	—	—	223
Exercise of stock options	—	—	159,264	—	265	—	—	265
Warrant exercise	—	—	64,309	—	1,156	—	—	1,156
Issuance of common stock, net of underwriters' discount and offering costs	—	—	16,449,250	17	92,365	—	—	92,382
Conversion of preferred stock to common stock	(49,000,000)	(49)	12,249,998	12	37	—	—	—
Net loss	—	—	—	—	—	—	(46,284)	(46,284)
Other comprehensive income (loss)	—	—	—	—	—	(58)	—	(58)

Balance, December 31, 2012	—	—	30,621,869	31	143,851	(57)	(86,255)	57,570
Exercise of over allotment from secondary offering	—	—	239,432	—	1,791	—	—	1,791
Share-based compensation	—	—	—	—	1,913	—	—	1,913
Issuance of employee stock purchase plan shares	—	—	81,370	—	444	—	—	444
Exercise of stock options	—	—	62,513	—	78	—	—	78
Equity conversion feature on issuance of convertible notes, less issuance costs of $869	—	—	—	—	21,467	—	—	21,467
Equity issued on conversion of convertible notes	—	—	8,978,253	9	42,408	—	—	42,417
Net loss	—	—	—	—	—	—	(92,273)	(92,273)
Other comprehensive income (loss)	—	—	—	—	—	57	—	57

Balance, December 31, 2013	—	—	39,983,437	40	211,952	—	(178,528)	33,464
Share-based compensation	—	—	—	—	2,716	—	—	2,716
Issuance of employee stock purchase plan shares	—	—	76,333	—	516	—	—	516
Exercise of stock options	—	—	17,627	—	54	—	—	54
Equity issued on conversion of convertible notes	—	—	2,897,066	3	14,884	—	—	14,887
Net income	—	—	—	—	—	—	19,871	19,871
Other comprehensive income (loss)	—	—	—	—	—	(154)	—	(154)

Balance, December 31, 2014	—	$—	42,974,463	$43	$230,122	$(154)	$(158,657)	$71,354

See accompanying notes.

Supernus Pharmaceuticals, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2014	2013	2012
Cash flows from operating activities
Net income (loss)	$19,871	$(92,273)	$(46,284)
Adjustments to reconcile income (loss) from continuing operations to net cash provided by (used in) operating activities:
Loss on extinguishment of debt	2,592	9,550	—
Change in fair value of derivative liability	(2,809)	13,354	710
Unrealized (loss) gain on marketable securities	(154)	57	(57)
Depreciation and amortization	928	742	871
Amortization of deferred financing costs and debt discount	2,090	3,033	330
Share-based compensation expense	2,716	1,913	443
Changes in operating assets and liabilities:
Accounts receivable	(12,216)	(5,043)	(11)
Inventory	(6,289)	(6,000)	(1,152)
Prepaid expenses and other assets	(1,144)	(889)	(1,180)
Accounts payable	(1,279)	336	318
Accrued expenses	10,315	8,156	(1,416)
Deferred product revenue, net	(7,882)	7,883	—
Deferred licensing revenue	(204)	803	120
Other non-current liabilities	1,198	429	109

Net cash provided by (used in) operating activities	7,733	(57,949)	(47,199)

Cash flows from investing activities
Purchases of marketable securities	(53,262)	(85,567)	(97,674)
Sales and maturities of marketable securities	53,473	75,806	49,468
Purchases of property and equipment, net	(593)	(1,646)	(753)
Deferred legal fees	(4,505)	(705)	—

Net cash used in investing activities	(4,887)	(12,112)	(48,959)

Cash flows from financing activities
Proceeds from issuance of common stock	571	2,437	100,735
Proceeds from convertible debt issuance	—	90,000	—
Cash settlement of debt to equity conversion	(1)	(1,727)	—
Repayment of secured notes payable	—	(24,344)	(6,775)
Financing costs and underwriters discounts	—	(3,627)	(6,044)

Net cash provided by financing activities	570	62,739	87,916

Net change in cash and cash equivalents	3,416	(7,322)	(8,242)
Cash and cash equivalents at beginning of year	32,980	40,302	48,544

Cash and cash equivalents at end of year	$36,396	$32,980	$40,302

Supplemental cash flow information:
Cash paid for interest	$2,854	$4,313	$2,938
Noncash financial activity:
Conversion of convertible notes	$14,887	$42,417	$—
Initial value of interest make-whole derivative issued in connection with the convertible debt	$—	$9,270	$—
Initial value of conversion option reported in equity	$—	$22,336	$—
Conversion of preferred stock	$—	$—	$49
Exercise of warrants	$—	$—	$1,156

See accompanying notes.

Supernus Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements

Years ended December 31, 2014, 2013 and 2012

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

Use of Estimates

The preparation of the financial statements in accordance with U.S. GAAP requires the Company to make estimates and judgments in certain circumstances that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. In preparing these consolidated financial statements, management has made its best estimates and judgments of certain amounts included in the financial statements, giving due consideration to materiality. On an ongoing basis, the Company evaluates its estimates, including those related to revenue recognition, fair value of financial assets and liabilities, derivative liabilities, common stock options and warrants, income taxes, preclinical study and clinical trial accruals, and other contingencies. Management bases its estimates on historical experience or on various other assumptions, including information received from its service providers and independent valuation consultants, which it believes to be reasonable under the circumstances. Actual results could differ from these estimates.

Cash and Cash Equivalents

The Company considers all investments in highly liquid financial instruments with an original maturity of three months or less to be cash equivalents.

Marketable Securities

Marketable securities consist of investments in U.S. Treasuries, various U.S. governmental agency debt securities, corporate bonds and other fixed income securities. The Company's investments are classified as available for sale. Such securities are carried at estimated fair value, with any unrealized holding gains or losses reported, net of any tax effects reported, as accumulated other comprehensive income, which is a separate component of stockholders' equity. Realized gains and losses, and declines in value judged to be other-than-temporary, if any, are included in consolidated results of operations. A decline in the market value of any available for sale security below cost that is deemed to be other-than-temporary results in a reduction in fair value, which is charged to earnings in that period,

Supernus Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2014, 2013 and 2012

2. Summary of Significant Accounting Policies (Continued)

and a new cost basis for the security is established. Dividend and interest income is recognized when earned. The cost of securities sold is calculated using the specific identification method. The Company places all investments with highly rated government or private sector or industrial financial institutions whose debt is rated as investment grade. The Company classifies all available-for-sale marketable securities with maturities greater than one year from the balance sheet date as non-current assets.

The Company established the Supernus Supplemental Executive Retirement Plan (SERP) for the sole purpose of receiving funds for two executives from a previous SERP and providing a continuing deferral program under the Supernus SERP. As of December 31, 2014 and December 31, 2013, the estimated fair value of the mutual fund investment securities within the SERP was approximately $305,000 and $305,000 respectively. The fair value of these assets is included within other non-current assets on the consolidated balance sheets. A corresponding noncurrent liability is also included in the consolidated balance sheets to reflect the Company's obligation for the SERP. The Company has not made, and has no plans to make, contributions to the SERP. The securities are restricted in nature and can only be used for purposes of paying benefits under the SERP.

Accounts Receivable, net

Accounts receivable are reported in the consolidated balance sheets at outstanding amounts, less an allowance for doubtful accounts and net of certain sales deductions. The Company extends credit without requiring collateral. The Company writes off uncollectible receivables when the likelihood of collection is remote. The Company evaluates the collectability of accounts receivable on a regular basis. An allowance, when needed, is based upon various factors including the financial condition and payment history of customers, an overall review of collections experience on other accounts, and economic factors or events expected to affect future collections experience. No accounts have been written off in 2014 and 2013. No allowance for uncollectible receivables is recorded at December 31, 2014 or December 31, 2013. The Company recorded an allowance of approximately $4.1 million and $0.1 million for expected sales deductions as of December 31, 2014 and December 31, 2013, respectively. The following table includes those customers that represent more than 10% total net product sales for 2014 and more than 10% of the accounts receivable balance on the consolidated balance sheet as of December 31, 2014:

	Percent of Net Product Sales	Percent of Accounts Receivable, net
Customer A	38%	52%
Customer B	31%	18%
Customer C	27%	27%

	96%	97%

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

Supernus Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2014, 2013 and 2012

2. Summary of Significant Accounting Policies (Continued)

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

The company had no inventory reserve at December 31, 2014 or 2013.

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

Intangible Assets

Intangible assets consist primarily of purchased patents and deferred legal fees. Patents are carried at cost less accumulated amortization, which is calculated on a straight-line basis over the estimated useful lives of the patents, generally estimated to be ten years. The carrying value of the patents is assessed for impairment annually during the fourth quarter of each year, or more frequently if impairment indicators exist. There were no indicators of impairment identified at December 31, 2014 or 2013.

Deferred legal fees have been incurred in connection with complaints related to patents for Oxtellar XR and Trokendi XR (see Note 6). Amortization of the deferred legal fees will begin upon successful outcome of the on-going litigation. Deferred legal fees will be charged to expense in the event of an unsuccessful outcome of the on-going litigation.

Impairment of Long-Lived Assets

Long-lived assets consist primarily of purchased patents and property and equipment. The Company assesses the recoverability of its long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If indications of impairment exist, projected future undiscounted cash flows associated with the asset are compared to the carrying amount to determine whether the asset's value is recoverable. Evaluating for impairment requires judgment, including the estimation of future cash flows, future growth rates and profitability and the expected life over which cash flows will occur. Changes in the Company's business strategy or adverse changes in market conditions could impact impairment analyses and require the recognition of an

Supernus Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2014, 2013 and 2012

2. Summary of Significant Accounting Policies (Continued)

impairment charge equal to the excess of the carrying value of the long-lived assets over its estimated fair value. For the years ended December 31, 2014 and 2013, the Company determined that there was no impairment of the Company's long-lived assets.

Deferred Financing Costs

Deferred financing costs consist of financing costs incurred by the Company in connection with the closing of the Company's 7.50% Convertible Senior Secured Notes and Secured Notes Payable (see Note 8). The Company amortizes deferred financing costs over the term of the related debt using the effective interest method. When extinguishing debt, the related deferred financing costs are written off.

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

Revenue Recognition

Revenue from product sales is recognized when persuasive evidence of an arrangement exists; delivery has occurred and title to the product and associated risk of loss has passed to the customer; the price is fixed or determinable; collection from the customer has been reasonably assured; all performance obligations have been met; and returns and allowances can be reasonably estimated. Product sales are recorded net of estimated rebates, chargebacks, discounts, co-pay assistance and other deductions as well as estimated product returns (collectively, "sales deductions").

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

Gross Revenue

The Company launched Oxtellar XR on February 4, 2013 and launched Trokendi XR on August 26, 2013. During the fourth quarter of 2013, we began to recognize revenue for Oxtellar XR contemporaneously upon shipment of finished product to wholesalers less allowances for estimated

Supernus Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2014, 2013 and 2012

2. Summary of Significant Accounting Policies (Continued)

sales deductions and, during the second quarter of 2014, we began to recognize revenue for Trokendi XR contemporaneously upon shipment of finished product to wholesalers less allowances for estimated sales deductions.

Through December 31, 2013 the Company recorded shipments of Trokendi XR to wholesalers as deferred revenue i.e., sales price net of known sales deductions (e.g. prompt pay discounts and other similar charges defined below). At the time, we lacked the experiential data which would allow us to estimate all remaining sales rebates, allowances and returns. Accordingly, when this data became available to the Company, we moved to contemporaneous revenue recognition in the second quarter of 2014.

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

  •
  Distributor/Wholesaler deductions and discounts.  U.S. specialty distributors and wholesalers are offered various forms of consideration including allowances, service fees and prompt payment discounts as consideration for distributing our products. Distributor allowances and service fees arise from contractual agreements with distributors and are generally a percentage of the purchase price paid by the distributors and wholesalers. Wholesale customers are offered a prompt pay discount for payment within a specified period.

  •
  Co-pay assistance.  Patients who pay in cash or have commercial insurance and meet certain eligibility requirements may receive co-pay assistance from the Company. The intent of this program is to reduce the patient's out of pocket costs. Liabilities for co-pay assistance are based on actual program participation and estimates of program redemption using data provided by third-party administrators.

Supernus Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2014, 2013 and 2012

2. Summary of Significant Accounting Policies (Continued)

  •
  Returns.  Sales of our products are not subject to a general right of return; however, the Company will accept product that is damaged or defective when shipped directly from our warehouse or for expired product up to 12 months subsequent to its expiry date. Product that has been used to fill patient prescriptions is no longer subject to any right of return.

Revenue from Royalty Agreement

In the third quarter of 2014, the Company recognized $30.0 million in revenue from a royalty agreement related to HealthCare Royalty Partners III, L.P.'s purchase of certain of the Company's rights under the Royalty Interest Acquisition Agreement with United Therapeutics Corporation related to the commercialization of Orenitram. The Company determined to recognize this revenue immediately because (1) the executed contract constituted persuasive evidence of an arrangement, (2) the delivery of the license occurred and the Company has no current or future performance obligations, (3) the total consideration for the license agreement was fixed and known at the time of its execution and there were no rights of return, and (4) the cash was received and is non-refundable.

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

License and Collaboration Agreements

We have entered into collaboration agreements to have both Oxtellar XR and Trokendi XR commercialized outside of the U.S (see Note 15). These agreements generally include an up-front license fee and ongoing milestone payments upon the achievement of specific events. We believe the milestones meet all of the necessary criteria to be considered substantive and therefore should be recognized as revenue when achieved. For up-front license fees, we have estimated the service period of the contract and are recognizing this payment as revenue on a straight-line basis over the respective service period.

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

Supernus Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2014, 2013 and 2012

2. Summary of Significant Accounting Policies (Continued)

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

The Company recorded $2.0 million, none and $1.1 million of milestone revenues during the years ended December, 31, 2014, 2013 and 2012, respectively.

Cost of Product Sales

The cost of product sales consist primarily of materials, third-party manufacturing costs, freight and distribution costs, allocation of labor, quality control and assurance, and other manufacturing overhead costs.

Research and Development Costs

Research and development costs are expensed as incurred. Research and development costs primarily consist of employee-related expenses, including salaries and benefits; share-based compensation expense; expenses incurred under agreements with contract research organizations, investigative sites, and consultants that conduct the Company's clinical trials; the cost of acquiring and manufacturing clinical trial materials; the cost of manufacturing materials used in process validation, to the extent that those materials are manufactured prior to receiving regulatory approval for those products and are not expected to be sold commercially, facilities costs that do not have an alternative future use; related depreciation and other allocated expenses; license fees for and milestone payments related to in-licensed products and technologies; and costs associated with animal testing activities and regulatory approvals.

Advertising Expense

The Company records the cost of its advertising efforts when services are performed or goods are delivered. The Company incurred approximately $14.8 million, $14.6 million and $5.8 million in advertising costs for the years ended December 31, 2014, 2013 and 2012, respectively.

Supernus Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2014, 2013 and 2012

2. Summary of Significant Accounting Policies (Continued)

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

During the year ended December 31, 2014, the Company had pre-tax net income of $19.9 million. The provision for Federal and state income taxes related to such pre-tax net income has been offset by the utilization of available net operating loss carryforwards. Accordingly, the Company reduced its valuation allowance against its deferred tax assets and recognized an income tax benefit in an amount equal to the provision for income taxes.

Warrant Liability

In January 2011, the Company entered into a secured credit facility pursuant to a loan and security agreement with certain lenders, which was subsequently amended in December 2011, providing for term loans of up to an aggregate of $30.0 million. In connection with the drawdown of $15.0 million under the secured credit facility on January 26, 2011, the Company issued to its lenders warrants to purchase an aggregate of 375,000 shares of the Company's Series A Preferred Stock at an exercise price of $1.00 per share. The warrants became exercisable immediately and expire on January 26, 2021. Upon completion of the Company's IPO on May 1, 2012, the lender warrants converted into warrants to purchase 93,750 shares of Common Stock at an exercise price of $4.00 per share. These warrants are recorded as a derivative liability and, as such, the Company reflects the warrant liability at fair value in the consolidated balance sheets. The fair value of this derivative liability is re-measured at the end of every reporting period and the change in fair value is reported in the consolidated statements of operations as other income (expense). On October 5, 2012, a holder exercised warrants to purchase an

Supernus Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2014, 2013 and 2012

2. Summary of Significant Accounting Policies (Continued)

aggregate of 75,000 shares of common stock via a cashless net share settlement election in accordance with the terms of the agreement, pursuant to which we issued the warrant holder 49,137 shares of common stock. As of December 31, 2014 and December 31, 2013, the fair value of the outstanding warrants was estimated to be approximately $115,000 and $119,000, respectively. The change in fair value of approximately $4,000 and $5,000 has been recorded in other income (expense) in the Company's consolidated statements of operations for the year ended December 31, 2014 and 2013, respectively.

In connection with the drawdown of the second $15.0 million under the secured credit facility on December 30, 2011, the Company issued to its lenders warrants to purchase an aggregate of 200,000 shares of the Company's Series A Preferred Stock at an exercise price of $1.50 per share. The warrants became exercisable immediately and expire on December 30, 2021. Upon completion of the Company's IPO on May 1, 2012, the warrants converted into warrants to purchase 49,999 shares of Common Stock at an exercise price of $5.00 per share. These warrants are recorded as a derivative liability and, as such, the Company reflects the warrant liability at fair value in the consolidated balance sheets. The fair value of this derivative liability is re-measured at the end of every reporting period and the change in fair value is reported in the consolidated statements of operations as other income (expense). On October 5, 2012, a holder exercised warrants to purchase an aggregate of 26,667 shares of common stock via a cashless net share settlement election in accordance with the terms of the agreement, pursuant to which we issued the warrant holder 15,172 shares of common stock. As of December 31, 2014 and 2013, the fair value of the outstanding warrants was estimated to be approximately $141,000 and $153,000, respectively. The change in fair value of approximately $12,000 and $15,000 has been recorded in other income (expense) in the Company's consolidated statements of operations for the year ended December 31, 2014 and 2013, respectively.

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

As of December 31, 2014, the fair value of the Common Stock Warrants is determined using the Black-Scholes model, which requires the use of subjective assumptions including volatility, expected term, risk free rate and the fair value of the underlying common stock.

Recently Issued Accounting Pronouncements

In July 2013, the FASB issued ASU No. 2013-11, which amended ASC Topic 740 regarding presentation of an unrecognized tax benefit when a net operating loss (NOL) carryforward, a similar tax loss, or a tax credit carryforward exists. The amendments in ASU No. 2013-11 require an entity to present an unrecognized tax benefit as a reduction of a deferred tax asset for an NOL carryforward, or similar tax loss or tax credit carryforward, rather than as a liability when (1) the uncertain tax position would reduce the NOL or other carryforward under the tax law of the applicable jurisdiction and (2) the entity intends to use the deferred tax asset for that purpose. The ASU does not require new recurring disclosures. This amendment was effective prospectively for fiscal years beginning after December 15, 2013, and did not have a material impact on the Company's financial statements.

Supernus Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2014, 2013 and 2012

2. Summary of Significant Accounting Policies (Continued)

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

In August 2014, the FASB issued Accounting Standards Update 2014-15 "Disclosure of Uncertainties About an Entity's Ability to Continue as a Going Concern" ("ASU 2014-15".) The new standard requires management to perform interim and annual assessments of an entity's ability to continue to meet its obligations as they become due within one year after the date that the financial statements are issued. ASU 2014-15 is effective for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted. We do not believe the adoption of the new standard will have a significant impact on our operations.

The Company has evaluated all other ASUs issued through the date the consolidated financials were issued and believes that the adoption of these will not have a material impact on the Company's consolidated financial statements.

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

Years ended December 31, 2014, 2013 and 2012

3. Fair Value of Financial Instruments (Continued)

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

In accordance with the fair value hierarchy described above, the following tables show the fair value of the Company's financial assets and liabilities that are required to be measured at fair value, in thousands:

	Fair Value Measurements at December 31, 2014
	Total Carrying Value at December 31, 2014	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$36,396	$36,396	$—	$—
Marketable securities	37,940	—	37,940	—
Long term marketable securities	19,816	—	19,816	—
Marketable securities—restricted (SERP)	305	—	305	—

Total assets at fair value	$94,457	$36,396	$58,061	$—

Liabilities:

Derivative liabilities	$6,564	$—	$—	$6,564

	Fair Value Measurements at December 31, 2013
	Total Carrying Value at December 31, 2013	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$32,980	$32,980	$—	$—
Marketable securities	49,211	—	49,211	—
Long term marketable securities	8,756		8,756	—
Marketable securities—restricted (SERP)	305	—	305	—

Total assets at fair value	$91,252	$32,980	$58,272	$—

Liabilities:

Derivative liabilities	$12,644	$—	$—	$12,644

Supernus Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2014, 2013 and 2012

3. Fair Value of Financial Instruments (Continued)

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

Level 3 liabilities include the estimated fair value of the interest make-whole liability associated with the Company's 7.50% Convertible Senior Secured Notes due 2019 (the Notes) and the outstanding warrants to purchase Common Stock, which are recorded as derivative liabilities. The fair value of the common stock warrant liability was calculated using a Black-Scholes model with the following assumptions as of December 31, 2014:

Exercise Price	$4.00 - $5.00 per share
Volatility	65%
Stock Price as of December 31, 2014	$8.30 per share
Term	6.1 - 7.0 years
Dividend Yield	0.0%
Risk-Free Rate	1.8% - 2.0%

The fair value of the interest make-whole liability of the Notes was calculated using a binomial-lattice model with the following key assumptions as of December 31 2014:

Volatility	45%
Stock Price as of December 31, 2014	$8.30 per share
Credit Spread	1463 bps
Term	2.3 years
Dividend Yield	0.0%

Significant changes to these assumptions could result in increases/decreases to the fair value of the derivative liabilities.

Changes in the fair value of the warrants and the interest make-whole liability are recognized as a component of Other Income (Expense) in the Consolidated Statements of Operations. The following table presents information about the Company's Level 3 liabilities as of December 31, 2013 and

Supernus Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2014, 2013 and 2012

3. Fair Value of Financial Instruments (Continued)

December 31, 2014 that are included in the Non-Current Liabilities section of the Consolidated Balance Sheets, in thousands:

Year Ended December 31, 2013 and 2014
Balance at December 31, 2012	$251
Initial value of interest make-whole payment associated with the convertible notes	9,270
Changes in fair value of derivative liabilities included in earnings	13,354
Reduction due to conversion of debt to equity	(10,231)

Balance at December 31, 2013	12,644

Changes in fair value of derivative liabilities included in earnings	(2,809)
Reduction due to conversion of debt to equity	(3,271)

Balance at December 31, 2014	$6,564

The carrying value, face value and estimated fair value of the Notes was approximately $26.9 million, $36.1 million and $62.6 million, respectively, as of December 31, 2014. The fair value was estimated based on actual trade information as well as quoted prices provided by bond traders, which would be characterized within Level 2 of the fair value hierarchy. This fair value amount gives recognition to the value of the interest make-whole liability and the value of the conversion option. These items have been accounted for as derivative liabilities and additional paid-in-capital, respectively.

The carrying amounts of other financial instruments, including accounts receivable, accounts payable and accrued expenses approximate fair value due to their short-term maturities.

Unrestricted marketable securities held by the Company were as follows, in thousands:

At December 31, 2014:

Available for Sale	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate debt securities	$57,910	$4	$(158)	$57,756

At December 31, 2013:

Available for Sale	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate debt securities	$57,967	$33	$(33)	$57,967

Supernus Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2014, 2013 and 2012

3. Fair Value of Financial Instruments (Continued)

The contractual maturities of the unrestricted available for sale marketable securities held by the Company were as follows, in thousands:

December 31, 2014
Less Than 1 Year	$37,940
1 - 5 years	19,816
Greater Than 5 Years	—

Total	$57,756

The Company has not experienced any other-than-temporary losses on its marketable securities and restricted marketable securities. The cost of securities sold is calculated using the specific identification method.

4. Inventories

Inventories consist of the following, in thousands:

	December 31, 2014	December 31, 2013
Raw materials	$2,491	$3,897
Work in process	6,328	1,347
Finished goods	4,622	1,908

	$13,441	$7,152

5. Property and Equipment

Property and equipment consist of the following, in thousands:

	December 31, 2014	December 31, 2013
Computer equipment	$862	$798
Software	254	209
Lab equipment and furniture	5,194	4,809
Leasehold improvements	2,428	2,329

	8,738	8,145
Less accumulated depreciation and amortization	(6,290)	(5,591)

	$2,448	$2,554

Depreciation expense on property and equipment was approximately $699,000, $512,000 and $642,000 for years ended December 31, 2014, 2013 and 2012 respectively.

Supernus Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2014, 2013 and 2012

6. Intangible Assets

The Company purchased certain patents from Shire Laboratories, Inc. pursuant to a 2005 purchase agreement. These patents are being amortized over the weighted average life of the patents purchased in that transaction. Deferred legal fees have been incurred in connection with complaints related to patents for Oxtellar XR and Trokendi XR (see Part I, Item 3—Legal Proceedings). The following sets forth the gross carrying amount and related accumulated amortization of these intangible assets, in thousands:

		December 31, 2014		December 31, 2013
	Weighted- Average Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Purchased patents	10.0	$2,292	$2,067	$2,292	$1,838
Deferred legal fees		$5,209	$—	$704	$—

Deferred legal fees will be capitalized as part of the patents upon successful outcome of the on-going litigation, at which point amortization of those costs will begin. If the Company is unsuccessful, the deferred legal fees will be expensed at that time. Four U.S. patents have been issued covering Oxtellar XR and five U.S. patents have been issued covering Trokendi XR, providing patent protection through at least 2027.

Amortization expense was approximately $229,000 for each year. The estimated annual aggregate amortization expense through December 31, 2015 is $229,000. The net book value of intangible assets as of December 31, 2014 and 2013 was approximately $5.4 million and $1.2 million, respectively.

There were no indicators of impairment identified at December 31, 2014 or December 31, 2013.

7. Accrued Liabilities

Accrued Liabilities are comprised of the following, in thousands:

	December 31, 2014	December 31, 2013
Accrued sales deductions	$8,461	$1,132
Accrued compensation	5,784	5,016
Accrued product costs	3,014	3,274
Accrued clinical trial and clinical supply costs	2,942	2,253
Accrued sales and marketing expenses	1,017	1,077
Accrued interest expense	639	619
Other accrued liabilities	3,630	1,801

	$25,487	$15,172

Other accrued liabilities consist primarily of professional fees and miscellaneous accrued expenses.

8. Convertible Senior Secured Notes

On May 3, 2013, the Company issued $90.0 million aggregate principal amount of 7.50% Convertible Senior Secured Notes due 2019 (the "Notes"). The Company completed this private placement offering

Supernus Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2014, 2013 and 2012

8. Convertible Senior Secured Notes (Continued)

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

Prior to the close of business on the business day immediately preceding November 1, 2018, a holder of Notes may convert all or a portion of its Notes, in principal amounts equal to $1,000 or an integral multiple thereof, only if one or more of the following conditions has been satisfied: (1) if, for at least 20 trading days (whether or not consecutive) during the 30 consecutive trading day period ending within five trading days prior to a conversion date, the last reported sale price of the Company's Common Stock exceeds the conversion price on each such trading day; (2) during the five consecutive business day period immediately following any five consecutive trading day period (the "Measurement

Supernus Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2014, 2013 and 2012

8. Convertible Senior Secured Notes (Continued)

Period"), in which, for each trading day of that Measurement Period, the trading price (as defined in the Indenture) per $1,000 principal amount of Notes for such trading day was less than 98% of the product of the last reported sale price of the Company's Common Stock on such trading day and the applicable conversion rate on such trading day; (3) upon the occurrence of specified corporate transactions; or (4) if the Company calls the Notes for redemption, at any time prior to the close of business on the business day immediately preceding the redemption date. On and after November 1, 2018, a holder of Notes may convert all or a portion of its Notes, in principal amounts equal to $1,000 or an integral multiple thereof, at any time prior to the close of business on the business day immediately preceding the maturity date of the Notes, regardless of the foregoing circumstances. The Company will settle conversion of the Notes through payment or delivery, as the case may be of cash, shares of Common Stock or a combination thereof, at its election.

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

Upon (i) the occurrence of a fundamental change (as defined in the Indenture) or (ii) if the Company calls the Notes for redemption as described below (either event, a "make-whole fundamental change") and a holder elects to convert its Notes in connection with such make-whole fundamental change, the Company will, in certain circumstances, increase the conversion rate by a number of additional shares

Supernus Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2014, 2013 and 2012

8. Convertible Senior Secured Notes (Continued)

(the "Additional Shares") as described below. The Company will notify holders within one business day after the first public announcement by it or a third party of an event or transaction that the Company reasonably determines would, if consummated, constitute a make-whole fundamental change. Upon receiving notice or otherwise becoming aware of a potential make-whole fundamental change described, the Company will use commercially reasonable efforts to announce or cause the announcement of such potential make-whole fundamental change in time to deliver such notice at least 50 scheduled trading days prior to the anticipated effective date for such transaction. The Company will notify the Trustee and holders of the effective date of any make-whole fundamental change no later than one business day after such effective date.

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

Years ended December 31, 2014, 2013 and 2012

8. Convertible Senior Secured Notes (Continued)

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

The Company incurred approximately $3.5 million of financing costs (including the underwriters' fee) in connection with the issuance of the Notes. Approximately $0.9 million of this amount was allocated to additional paid-in capital and the remaining $2.6 million is recorded as a deferred cost being amortized over the term of the Notes. As of December 31, 2014, approximately $0.7 million remained unamortized, of which $0.2 million is current and $0.5 million is long term.

The table below summarizes activity related to the Notes from issuance on May 3, 2013 through December 31, 2014, in thousands:

Gross proceeds	$90,000
Initial value of interest make-whole derivative reported as debt discount	(9,270)
Conversion option reported as debt discount and APIC	(22,336)
Conversion of debt to equity—principal	(40,492)
Conversion of debt to equity—accretion of debt discount	13,833
Accretion of debt discount	2,658

December 31, 2013 carrying value	34,393
Conversion of debt to equity—principal	(13,449)
Conversion of debt to equity—accretion of debt discount	4,093
Accretion of debt discount	1,910

December 31, 2014 carrying value	$26,947

During the year ended December 31, 2014, approximately $13.4 million of the Notes were presented to the Company for conversion. Accordingly, the Company issued approximately 2.5 million shares of common stock in conversion of the principal amount of the Notes. The Company issued an additional 0.4 million shares of common stock in settlement of the interest make-whole provision related to the converted Notes. As a result of the conversions, the Company incurred a loss on extinguishment of debt of approximately $2.6 million during the period ended December 31, 2014.

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

Years ended December 31, 2014, 2013 and 2012

8. Convertible Senior Secured Notes (Continued)

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

9. Stockholders' Equity

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

Common Stock

The holders of the Common Stock are entitled to one vote for each share of Common Stock held. On May 1, 2012, the Company completed its IPO, in which 10 million shares of the Company's Common Stock were sold at a price of $5 per share. Additionally, the underwriters of the Company's IPO exercised the full amount of their over-allotment option resulting in the sale of an additional 449,250 shares of the Company's Common Stock at a price of $5 per share, resulting in cash proceeds to the Company of $52.3 million. The Company realized net proceeds of $47.6 million from the IPO, after issuance costs of approximately $4.7 million.

On December 5, 2012, the Company completed a follow-on offering, in which 6 million shares of the Company's Common Stock were sold at a price of $8 per share. Additionally, the underwriters of the Company's follow-on offering exercised their over-allotment options in January 2013 resulting in the sale of an additional 239,432 shares of the Company's Common Stock at a price of $8 per share, resulting in total cash proceeds to the Company of $49.9 million. The Company realized net proceeds of $46.6 million from the follow-on offering, after issuance costs of approximately $3.3 million.

During the period from November 1, 2013 through December 31, 2014, the Company issued 10,178,953 shares of common stock as a result of the conversion of approximately $53.9 million of Convertible Notes and approximately 1,696,366 shares of common stock in settlement of the interest-make whole associated with those conversions.

Supernus Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2014, 2013 and 2012

10. Share-Based Payments

Stock Option Plans

The Company has adopted the Supernus Pharmaceuticals, Inc. 2012 Equity Incentive Plan (the 2012 Plan), which is stockholder-approved, and provides for the grant of stock options and certain other awards, including stock appreciation rights (SAR), restricted and unrestricted stock, stock units, performance awards, cash awards and other awards that are convertible into or otherwise based on the Company's common stock, to the Company's key employees, directors, and consultants and advisors. The 2012 Plan is administered by the Company's Board of Directors and provides for the issuance of up to 4,000,000 shares of the Company's Common Stock. Option awards are granted with an exercise price equal to the estimated fair value of the Company's Common Stock at the grant date; those option awards generally vest in four annual installments, starting on the first anniversary of the date of grant and have ten-year contractual terms. The 2012 Plan provides for the issuance of Common Stock of the Company upon the exercise of stock options. Share-based compensation recognized related to the grant of employee and non-employee stock options, SAR, and non-vested stock was as follows, in thousands:

	Year Ended December 31,
	2014	2013	2012
Research and development	$728	$493	$263
Selling, general and administrative	1,988	1,420	180

Total	$2,716	$1,913	$443

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model using the assumptions in the following table:

	Year Ended December 31,
	2014	2013	2012
Fair value of common stock	$7.63 - $10.02	$5.40 - $7.90	$5.07 - $12.92
Expected volatility	64.5% - 68.3%	69.5% - 70.9%	68.3% - 71.6%
Dividend Yield	0%	0%	0%
Expected term	6.25 years	6.25 - 9.60 years	6.25 years
Risk-free interest rate	1.67% - 1.97%	1.20% - 2.94%	0.89% - 1.14%
Expected forfeiture rate	5%	5%	0% - 5%

Fair Value of Common Stock—For option grants that occurred after the Company's IPO on May 1, 2012, the fair value of the Common Stock underlying the option grants was determined based on observable market prices of the Company's Common Stock.

Expected Volatility—Volatility is a measure of the amount by which a financial variable such as a share price has fluctuated (historical volatility) or is expected to fluctuate (expected volatility) during a period. The Company has identified several public entities of similar size, complexity, and stage of development and, accordingly, historical volatility has been calculated using the volatility of these companies, as well as taking into consideration the Company's actual volatility since our IPO. As our historical experience is not sufficient to calculate volatility for our option grants, the Company will

Supernus Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2014, 2013 and 2012

10. Share-Based Payments (Continued)

continue to use guideline peer group volatility information until the historical volatility of its own Common Stock is sufficient on its own to measure expected volatility for future option grants.

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

The following table summarizes stock option and SAR activity:

	Number of Options	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)
Outstanding, December 31, 2012	569,911	$5.72	7.88
Granted	974,582	$7.79
Exercised	(62,513)	$1.25
Forfeited or expired	(18,937)	$6.47

Outstanding, December 31, 2013	1,463,043	$7.27	8.51
Granted	686,235	$9.20
Exercised	(17,627)	$3.08
Forfeited or expired	(50,902)	$7.79

Outstanding, December 31, 2014	2,080,749	$7.93	8.04

As of December 31, 2014:
Vested and expected to vest	2,041,026	$7.91	8.03
Exercisable	626,548	$6.40	6.91

The aggregate intrinsic value of options outstanding, vested and expected to vest, and exercisable as of December 31, 2014 is approximately $2.0 million, $2.0 million and $1.5 million, respectively. The aggregate intrinsic value of options outstanding, vested and expected to vest, and exercisable as of December 31, 2013 is approximately $1.4 million, $1.4 million and $1.0 million, respectively. The

Supernus Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2014, 2013 and 2012

10. Share-Based Payments (Continued)

aggregate intrinsic value of options outstanding, vested and expected to vest, and exercisable as of December 31, 2012 is approximately $1.6 million, $1.5 million and $1.0 million, respectively.

The weighted-average, grant-date fair value of options granted for the years ended December 31, 2014, 2013 and 2012 was $5.79, $4.98, and $6.85 per share, respectively.

The total fair value of the underlying Common Stock related to shares that vested during the years ended December 31, 2014, 2013 and 2012 was approximately $1,887,000, $512,000, and $218,000, respectively.

The total intrinsic value of options exercised amounted to approximately $110,000, $377,000, and $748,000, respectively, during the years ended December 31, 2014, 2013 and 2012.

As of December 31, 2014 and 2013, the total unrecognized compensation expense, net of estimated forfeitures, was approximately $5,908,000 and $4,611,000, respectively, which the Company expects to recognize over a weighted-average period of 2.56 and 2.94 years, respectively.

11. Earnings per Share

Basic income (loss) per common share is determined by dividing income (loss) attributable to common stockholders by the weighted-average number of common shares outstanding during the period, without consideration of common stock equivalents. Diluted income (loss) per share is computed by dividing the income (loss) attributable to common stockholders by the weighted-average number of common share equivalents outstanding for the period. The treasury stock method is used to determine the dilutive effect of the Company's stock option grants, SAR, potential Employee Stock Purchase Plan (ESPP) awards and warrants, and the if-converted method (which reflects a calculated loss on debt extinguishment of $5.7 million as shown in the following table) is used to determine the dilutive effect of the Company's Notes and Series A Preferred Stock. The following common stock equivalents were excluded in the calculation of diluted loss per share because their effect would be anti-dilutive as applied to the loss from continuing operations applicable to common stockholders for the years ended December 31, 2014, 2013 and 2012:

	Year Ended December 31,
	2014	2013	2012
Shares underlying Convertible Senior Secured Notes	—	6,219,782	—
Series A Preferred Stock	—	—	4,049,863
Warrants to purchase Series A Preferred Stock/common stock	—	13,388	21,090
Stock options, stock appreciation rights, and non-vested stock options	—	151,737	256,939

Supernus Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2014, 2013 and 2012

11. Earnings per Share (Continued)

The following table sets forth the computation of basic and diluted net income per share for the year ended December 31, 2014, in thousands, except share and per share amounts:

	Year ended December 31,
	2014	2013	2012
Numerator, in thousands:
Net income used for calculation of basic EPS	$19,871	$(92,273)	$(47,427)
Interest expense on convertible debt	4,963	—	—
Changes in fair value of derivative liabilities	(2,809)	—	—
Loss on extinguishment of outstanding debt	2,592	—	—
Loss on extinguishment of outstanding debt, as if converted	(8,315)	—	—

Total adjustments	(3,569)	—	—

Net income used for calculation of diluted EPS	$16,302	$(92,273)	$(47,427)

Denominator:
Weighted average shares outstanding, basic	42,260,896	31,848,299	17,440,910
Effect of dilutive potential common shares:		—	—
Shares underlying Convertible Senior Secured Notes	7,090,722
Shares issuable to settle interest make-whole derivatives	904,618	—	—
Warrants to purchase common stock	20,499	—	—
Stock options, stock appreciation rights, and non-vested stock options	306,776	—	—

Total potential dilutive common shares	8,322,615	—	—

Weighted average shares outstanding, diluted	50,583,511	31,848,299	17,440,910

Net income per share, basic	$0.47	$(2.90)	$(2.72)
Net income per share, diluted	$0.32	$(2.90)	$(2.72)

Supernus Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2014, 2013 and 2012

12. Income Taxes

The components of the income tax expense/(benefit) were as follow, in thousands:

Year Ended December 31,
	2014	2013	2012
Current
Federal	$—	$—	$—
State	—	—	—
Deferred
Federal	—	—	—
State	—	—	—

Total	$—	$—	$—

For the years ended December 31, 2014, 2013 and 2012, there was no expense (benefit) for U.S. Federal or state income taxes based on continuing operations, due to the Company's valuation allowance applied against its net deferred income tax asset. A reconciliation of the expected income tax expense/(benefit) computed using the U.S. Federal statutory income tax rate to the Company's effective income tax rate is as follows, in thousands:

	Year Ended December 31,
	2014	2013	2012
Income tax expense/(benefit) computed at U.S. Federal statutory tax rate	$6,955	$(32,286)	$(16,270)
Permanent items	610	340	396
State income taxes	627	(4,772)	(2,487)
Change in valuation allowance	(10,604)	31,526	18,754
Uncertain income tax position	(960)	5,411	(64)
Research and development credits	(535)	(156)	—
Other	(125)	(63)	(329)
Deferred rate change	4,032	—	—

Income tax expense (benefit)	$—	$—	$—

The Company recorded a change in our deferred income tax rate due to changes in state apportionment factors. The deferred income tax expense/(benefit) have been entirely offset by the net

Supernus Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2014, 2013 and 2012

12. Income Taxes (Continued)

change in valuation allowances. The significant components of the Company's deferred income tax assets (liabilities) were as follow, in thousands:

	As of December 31,
	2014	2013
Deferred tax assets:
Net operating loss carryforward	$42,800	$58,047
Deferred rent credit	506	615
Accrued compensation and non-qualified stock options	3,392	1,986
Deferred financing costs	244	319
Depreciation and amortization	474	337
Research and development credits	4,725	4,167
Capitalized overhead into inventory (UNICAP §263A)	675	282
Other	552	151
Valuation allowance	(49,914)	(59,823)

Net deferred tax asset	3,454	6,081
Deferred tax liability:
Debt discount on convertible notes	(3,454)	(6,081)

Net deferred taxes	$—	$—

In assessing the realizability of deferred income tax assets, management considers whether it is more likely than not that some or all of the deferred income tax assets will not be realized. The ultimate realization of the deferred income tax assets is dependent upon the generation of future taxable income during the periods in which the net operating loss (NOL) and tax credit carryforwards are available. Management considers projected future taxable income, the scheduled reversal of deferred income tax liabilities, and available tax planning strategies that can be implemented by the Company in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the NOL and credit carryforwards are available to reduce income taxes payable, management has established a full valuation allowance as the Company is not more likely than not to realize such net deferred tax assets. The net decrease during the year ended December 31, 2014 in total valuation allowance of approximately ($10.1) million is due to the pretax book income which was generated in the current year and an adjustment in the Company's deferred income tax rate.

As of December 31, 2014, the US Federal and state NOL carryforwards amounted to approximately $114.3 million ($42.8 million tax effected) and will expire in various years beginning in 2030. As of December 31, 2014, the Company has available research and development credit carryforwards of approximately $4.7 million, which expire, if unused, starting in 2026. The use of the Company's U.S. Federal and state NOL carryforwards and research and development credits are restricted in annual use due to changes in the Company's ownership. As of December 31, 2014 the Company had available NOL's of approximately $31.8 million and expects the remaining $82.5 million of NOL carryforwards to become available over the years from 2015 to 2019, in amounts ranging from $7.8 million to $20.3 million per year. In addition, the Company had available research and development credits of

Supernus Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2014, 2013 and 2012

12. Income Taxes (Continued)

approximately ..5 million and expects the remaining $4.2 million to become available in 2019 to 2020. The Company's state NOL's will have a similar limitation to the amount noted for US Federal. Additionally, despite the NOL carryforwards, the Company may have a future tax liability due to state and local income tax requirements. The Company paid no income taxes in the years ended December 31, 2014, 2013 or 2012.

The Company accounts for uncertain income tax positions pursuant to the guidance in FASB ASC Topic 740, Income Taxes. The Company recognizes interest and penalties related to uncertain tax positions, if any, in income tax expense. As of December 31, 2014 and 2013, the Company did not accrue any interest related to uncertain tax positions. The Company's income taxes have not been subject to examination by any tax jurisdictions since its inception in 2005. Due to NOL and research and development credit carryforwards, all U.S. Federal and state income tax returns filed by the Company are subject to examination by the taxing jurisdictions. Any uncertain income tax position liability has been recorded to the Company's deferred income tax assets to offset such tax attribute carryforwards.

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows, in thousands:

	Year Ended December 31,
	2014	2013	2012
Balance as of January 1	$9,828	$688	$752
Gross (decrease) increases related to prior-year tax positions	(1,040)	23	—
Gross increases (decrease) related to current-year tax positions	80	9,117	(64)
Change in tax rates	(526)	—	—

Balance as of December 31	$8,342	$9,828	$688

The Company believes that its uncertain income tax positions would not result in adjustments to its effective income tax rate because a corresponding adjustments to deferred income tax assets would be offset by adjustments to recorded valuation allowances. The Company does not anticipate a significant increase or decrease in the uncertain income tax benefits within the next 12 months.

13. Commitments and Contingencies

The Company has concurrent leases for office and lab space that extend through April 2020. The Company may elect to extend the term of the leases for an additional five-year term. The leases provide for a tenant improvement allowance of approximately $2.1 million in aggregate. During December 31, 2014, 2013 and 2012, approximately $0.1 million, $0.5 million, and $0.3 million, respectively, of the allowance was utilized and is included in fixed assets and deferred rent. As of December 31, 2014, $0.7 million is available for tenant improvements. Rent expense for the leased facilities and leased vehicles for the years ended December 31, 2014, 2013 and 2012 was approximately, $2.3 million, $1.6 million, and $0.9 million, respectively.

Supernus Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2014, 2013 and 2012

13. Commitments and Contingencies (Continued)

Future minimum lease payments under non-cancelable operating leases as of December 31, 2014 are as follows, in thousands:

Year ending December 31:
2015	$1,758
2016	1,266
2017	1,291
2018	1,314
Thereafter	1,795

$7,424

The Company has obtained exclusive licenses from third parties for proprietary rights to support the product candidates in the Company's psychiatry portfolio. Under license agreements with Afecta Pharmaceuticals, Inc. ("Afecta"), the Company has an exclusive option to evaluate Afecta's CNS pipeline and to obtain exclusive worldwide rights to selected product candidates, including an exclusive license to SPN-810. The Company does not owe any future milestone payments for SPN-810. The Company is obligated to pay royalties to Afecta based on worldwide net sales of each of these products in the low-single digits.

The Company has also entered into a purchase and sale agreement with Rune Healthcare Limited ("Rune"), where the Company obtained the exclusive worldwide rights to a product concept from Rune. There are no future milestone payments due to Rune under this agreement. If the Company receives approval to market and sell any products based on the Rune product concept for SPN-809, the Company is obligated to pay royalties to Rune based on net sales worldwide in the low single digits.

14. Employee Benefit Plan

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

Employees are 100% vested in their contributions to the 401(k) Plan. The Company matches 100% of a participant's contribution for the first 3% of their salary deferral and matches 50% of the next 2% of their salary deferral. As determined by the Board, the Company may elect to make a discretionary contribution not exceeding 60% of the annual compensation paid to all participating employees. The Company's contributions to the 401(k) Plan approximated $1.1 million, $0.6 million, and $0.3 million for the years ended December 31, 2014, 2013 and 2012, respectively.

Supernus Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2014, 2013 and 2012

15. Collaboration Agreements

United Therapeutics

The Company has a license agreement with United Therapeutics Corporation to use one of its proprietary technologies for an oral formulation of Remodulin for the treatment of pulmonary arterial hypertension and potentially for additional indications. Through December 31, 2014, the Company has received $3.5 million in milestone payments under the agreement. During 2014 we entered into a Royalty Interest Acquisition Agreement with HC Royalty. Pursuant to this Agreement, HC Royalty made a $30.0 million cash payment to the Company in consideration for acquiring from the Company certain royalty and milestone rights related to the commercialization of Orenitram (treprostinil) Extended-Release Tablets. We will retain full ownership of the royalty rights after a certain threshold has been reached per the terms of the Agreement. The revenue generated in the years ended December 31, 2014, 2013 and 2012 were $2.0 million for a milestone payment, none and none, respectively. As of December 31, 2014 and 2013 there are no receivables or payables related to the collaboration with United Therapeutics Corporation.

Stendhal License

In August 2011, we executed a Development and Licensing Agreement with Especificos Stendhal, S.A., DE C.V. (Stendhal) that provided Stendhal an exclusive license to our licensed intellectual property underlying our Oxtellar XR product, in Mexico, Venezuela, Colombia and other select markets in Central and South America. The agreement included the right to our patents, proprietary information, and know-how of our drug-delivery technology and pharmaceutical product underlying our Oxtellar XR product. Stendhal is responsible for all costs associated with clinical development, approval, commercialization and distribution of the product in the defined territory, which may be expanded upon certain events. We have received $1.5 million from Stendhal, which was recognized as revenue on a straight-line basis over the substantive obligation period. We monitor this estimate on a quarterly basis to determine if facts and circumstances may have changed that would require a prospective adjustment of the recognition period. We may receive up to $2.3 million in additional milestone payments, based on certain regulatory and commercial milestones defined in the agreement. As of December 31, 2014, the up-front payment had been fully recognized as revenue.

In September 2012, the Company executed a Development and Licensing Agreement (Stendhal License Agreement) with Stendhal that provided Stendhal with an exclusive license of the Company's licensed intellectual property underlying the Trokendi XR product in the defined territory. The license included the right to the Company's patents, proprietary information, and know-how of the Company's drug-delivery technology and pharmaceutical product underlying its Trokendi XR product. Stendhal is responsible for all costs associated with clinical development, approval, commercialization and distribution of the product in the defined territory. The Company received $1.8 million cash that is being recognized as revenue on a straight-line basis over its substantive obligation period of twelve years. As of December 31, 2014, approximately $1.4 million of this amount was recorded as deferred revenue of which $0.1 million was current and $1.3 million was non-current. The Company monitors this estimate on a quarterly basis to determine if facts and circumstances may have changed that would require a prospective adjustment to the recognition period. The Company may receive up to an additional $1.8 million in future milestone payments, based on certain milestones defined in the Stendhal License Agreement.

Supernus Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2014, 2013 and 2012

15. Collaboration Agreements (Continued)

The licensing revenue generated from Stendhal in the years ended December 31, 2014, 2013 and 2012 was $0.2 million, $0.5 million and $1.1 million, respectively. As of December 31, 2014 and 2013 there are $1.4 million and $1.6 million, respectively, in deferred licensing revenue included in the balance sheet. There were de minimis amounts of product revenue for the years ended December 31, 2014, 2013 and 2012 and de minimis amounts of accounts receivables at December 31, 2014 and 2013.

16. Quarterly Financial Information (unaudited)

Quarterly financial information for fiscal 2014 and 2013 are presented in the following table, in thousands, except per share data, unaudited:

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2014
Revenue	$9,081	$29,675 (2)	$52,488 (1)	$30,801
Total costs and expenses	22,503	25,919	23,321	26,072
Operating (loss) income	(13,422)	3,756	29,167	4,729
Net (loss) income	(15,543)	3,202	27,858	4,354
Net (loss) income per share, basic	(0.38)	0.08	0.65	0.10
Net (loss) income per share, diluted	(0.38)	0.08	0.39	0.10
2013
Revenue	$147	$281	$1,257	$10,334 (3)
Total costs and expenses	18,055	15,760	18,432	21,691
Operating loss	(17,908)	(15,479)	(17,175)	(11,357)
Net loss	(18,414)	(27,357)	(24,096)	(22,406)
Net loss per share, basic	(0.60)	(0.89)	(0.78)	(0.65)
Net loss per share, diluted	(0.60)	(0.89)	(0.78)	(0.65)

(1)
The Company's results for the third quarter of 2014 include $30.0 million in revenue upon entering into a Royalty Interest Acquisition Agreement.

(2)
The Company's results for the second quarter of 2014 include the change in accounting estimate regarding revenue recognition on product sales for Trokendi XR from prescriptions filled to shipments to wholesalers.

(3)
The Company's results for the fourth quarter of 2013 include the change in accounting estimate regarding revenue recognition on product sales for Oxtellar XR from prescriptions filled to shipments to wholesalers.

17. Subsequent Events

Since December 31, 2014 to current, holders of the Notes converted approximately $12.6 million of the Notes and we issued a total of approximately 2.4 million shares of common stock in conversion of the principal amount of the Notes and accrued interest thereon, and issued an additional 0.3 million shares of common stock in settlement of the interest make-whole provision related to the converted Notes.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        Not applicable.

ITEM 9A.    CONTROLS AND PROCEDURES.

  CEO/CFO Certifications

        Attached to this Annual Report on Form 10-K as Exhibits 31.1 and 31.2, there are two certifications, or the Section 302 certifications, one by each of our Chief Executive Officer ("CEO") and our Chief Financial Officer ("CFO"). This Item 9A contains information concerning the evaluation of our disclosure controls and procedures and internal control over financial reporting that is referred to in the Section 302 Certifications and this information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

  Evaluation of Disclosure Controls and Procedures

        Our management, including our CEO and CFO, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2014. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in this Annual Report on Form 10-K has been appropriately recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosure. Based on that evaluation, our CEO and CFO have concluded that our disclosure controls and procedures are effective at the reasonable assurance level to ensure that material information relating to the company and our consolidated subsidiaries is made known to management, including the CEO and CFO, on a timely basis and during the period in which this Annual Report on Form 10-K was being prepared.

  Evaluation of Disclosure Controls and Procedures

        We maintain disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our CEO and our CFO, as appropriate, to allow timely decisions regarding required disclosures.

        We conducted an evaluation, and under the supervision and with the participation of our management, including the CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(b) and 15d-15(b) under the Exchange Act. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2014.

        Our management, including the CEO and CFO, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected.

  Changes in Internal Control over Financial Reporting

        Our management, including our CEO and CFO, has evaluated any changes in our internal control over financial reporting that occurred during the quarterly period ended December 31, 2014, and has concluded that there was no change that occurred during the quarterly period ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

        The Company's management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2014. In making this assessment, the Company's management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework that was published in 1992.

        Based on our assessment, management believes that, as of December 31, 2014, the Company's internal control over financial reporting is effective based on those criteria.

        As an Emerging Growth Company, as defined under the terms of the Jobs Act of 2012, the Company's independent registered public accounting firm is not required to issue a report on the internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION.

        Not applicable.

 PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

        The information required by this item is incorporated by reference to the similarly named section of our Proxy Statement for our 2015 Annual Meeting to be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2014.

ITEM 11.    EXECUTIVE COMPENSATION.

        The information required by this item is incorporated by reference to the similarly named section of our Proxy Statement for our 2015 Annual Meeting to be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2014.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

        The information required by Item 201(d) of Regulation S-K is set forth below. The remainder of the information required by this Item 12 is incorporated by reference from our definitive proxy statement for our 2015 Annual Meeting to be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2014.

        The following table shows the number of securities that may be issued pursuant to our equity compensation plans (including individual compensation arrangements) as of December 31, 2014:

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)	Weighted-average exercise price of outstanding options, warrants and rights(1)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column(2))
Equity compensation plans approved by security holders	2,122,832	$7.86	2,254,948
Equity compensation plans not approved by security holders	—	—	—

Total	2,122,832	$7.86	2,254,948

(1)
The securities that may be issued are shares of the Company's Common Stock, issuable upon conversion of outstanding stock options.

(2)
The securities that remain available for future issuance are issuable pursuant to the 2012 Equity Incentive Plan.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

        The information required by this item is incorporated by reference to the similarly named section of our Proxy Statement for our 2015 Annual Meeting to be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2014.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES.

        The information required by this item is incorporated by reference to the similarly named section of our Proxy Statement for our 2015 Annual Meeting to be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2014.

 PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

  (a)
  (1)     Index to consolidated Financial Statements

        The Financial Statements listed in the Index to Consolidated Financial Statements are filed as part of this Annual Report on Form 10-K. See Part II, Item 8, "Financial Statement and Supplementary Data."

  (a)
  (2)     Financial Statement Schedules

        Other financial statement schedules for the years ended December 31, 2014 and 2013 have been omitted since they are either not required, not applicable, or the information is otherwise included in the consolidated financial statements or the notes to consolidated financial statements.

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

Date: March 12, 2015

        Pursuant to the requirements of the Securities Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities and the dates indicated below:

Signature	Title	Date

/s/ JACK A. KHATTAR	President and Chief Executive Officer and Director (Principal Executive Officer)	March 12, 2015
/s/ GREGORY S. PATRICK	Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 12, 2015
/s/ M. JAMES BARRETT, PH.D.	Director and Chairman of the Board	March 12, 2015
/s/ FREDERICK M. HUDSON	Director	March 12, 2015
/s/ CHARLES W. NEWHALL, III	Director	March 12, 2015
/s/ WILLIAM A. NUERGE	Director	March 12, 2015
/s/ JOHN M. SIEBERT, PH.D.	Director	March 12, 2015

EXHIBIT INDEX

Exhibit Number		Description
3.1	*	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-1, File No. 333-184930, as amended on November 28, 2012.)

3.2	*	Amended and Restated By-laws of the Registrant (incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-1, File No. 333-184930, as amended on November 28, 2012.)

4.1	*	Specimen Stock Certificate evidencing the shares of common stock (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-1, File No. 333-171375, as amended on March 16, 2012.)

4.2	*	Secured Promissory Note, dated as of January 26, 2011, between the Registrant and Oxford Finance Corporation (incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-1, File No. 333-171375, as amended on February 8, 2011.)

4.3	*	Secured Promissory Note, dated as of January 26, 2011, between the Registrant and Compass Horizon Funding Company LLC (incorporated by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-1, File No. 333-171375, as amended on February 8, 2011.)

4.4	*	Form of Amended and Restated Warrant to Purchase Stock, issued in connection with the Loan and Security Agreement, dated as of December 30, 2011, by and among the Registrant, Oxford Finance LLC (successor in interest to Oxford Finance Corporation), as collateral agent and lender and Horizon Credit II LLC (successor in interest to Compass Horizon Funding Company LLC), as lender (incorporated by reference to Exhibit 4.4 to the Company's Registration Statement on Form S-1, File No. 333-171375, as amended on February 14, 2012.)

4.5	*	Secured Promissory Note-1 (Term B Loan), dated as of December 30, 2011, between the Registrant and Oxford Finance LLC (successor in interest to Oxford Finance Corporation) (incorporated by reference to Exhibit 4.5 to the Company's Registration Statement on Form S-1, File No. 333-171375, as amended on February 14, 2012).

4.6	*	Secured Promissory Note-2 (Term B Loan), dated as of December 30, 2011, between the Registrant and Oxford Finance LLC (successor in interest to Oxford Finance Corporation) (incorporated by reference to Exhibit 4.6 to the Company's Registration Statement on Form S-1, File No. 333-171375, as amended on February 14, 2012).

4.7	*	Secured Promissory Note (Term B Loan), dated as of December 30, 2011, between the Registrant and Compass Horizon Funding Company LLC (incorporated by reference to Exhibit 4.7 to the Company's Registration Statement on Form S-1, File No. 333-171375, as amended on February 14, 2012).

4.8	*	Form of Warrant to Purchase Stock, issued in connection with the First Amendment to the Loan and Security Agreement, dated as of December 30, 2011, by and among the Registrant, Oxford Finance LLC (successor in interest to Oxford Finance Corporation) and Compass Horizon Funding Company LLC (incorporated by reference to Exhibit 4.8 to the Company's Registration Statement on Form S-1, File No. 333-171375, as amended on February 14, 2012).

4.9	*	Indenture dated as of May 3, 2013 by and between the Company and U.S. Banks National Associates, as Trustee and Collateral Agent (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on May 9, 2013, File No. 001-35518).

Exhibit Number		Description
4.10	*	Form of 7.50% Convertible Senior Secured Note due 2019 (incorporated by reference to Exhibit 4.2 to the Form 8-K filed on May 9, 2013, File No. 001-35518).

4.11	*	Security and Pledge Agreement dated as of May 3, 2013 between the Company and U.S. Bank National Association, as Collateral Agent (incorporated by reference to Exhibit 4.2 to the Form 8-K filed on May 9, 2013, File No. 001-35518).

4.12	*	First Supplemental Indenture dated as of October 24, 2013 by and between the Company and U.S. Bank National Association as Trustee and Collateral Agent (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on October 24, 2013, File No. 001-35518).

10.1	*	2005 Stock Plan and form agreements there under (incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-1, File No. 333-171375, as amended on December 23, 2011).

10.2	*	Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.2 to the Company's Registration Statement on Form S-1, File No. 333-171375, as amended on December 23, 2011).

10.3	*	Employment Agreement, dated as of December 22, 2005, by and between the Registrant and Jack Khattar (incorporated by reference to Exhibit 10.3 to the Company's Registration Statement on Form S-1, File No. 333-171375, as amended on December 23, 2011).

10.4	*	Stock Restriction Agreement, dated December 22, 2005, by and between the Registrant and Jack Khattar (incorporated by reference to Exhibit 10.4 to the Company's Registration Statement on Form S-1, File No. 333-171375, as amended on December 23, 2011).

10.5	*	Lease, dated as of April 19, 1999, by and between ARE Acquisitions, LLC and Shire Laboratories Inc. (incorporated by reference to Exhibit 10.5 to the Company's Registration Statement on Form S-1, File No. 333-171375, as amended on December 23, 2011).

10.6	*	First Amendment to Lease, dated as of November 1, 2002, by and between ARE Acquisitions, LLC and Shire Laboratories Inc. (incorporated by reference to Exhibit 10.6 to the Company's Registration Statement on Form S-1, File No. 333-171375, as amended on December 23, 2011).

10.7	*	Second Amendment to Lease, dated as of December 22, 2005, by and among ARE-East Gude Lease, LLC, Shire Laboratories Inc. and Supernus Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.7 to the Company's Registration Statement on Form S-1, File No. 333-171375, as amended on December 23, 2011).

10.8	*	Third Amendment to Lease, dated as of November 24, 2010, by and between ARE-East Gude Lease, LLC and the Registrant (successor-in-interest to Shire Laboratories Inc.) (incorporated by reference to Exhibit 10.8 to the Company's Registration Statement on Form S-1, File No. 333-171375, as amended on December 23, 2011).

10.9	*	Investor Rights Agreement, dated as of December 22, 2005, by and among the Registrant and the holders of shares of Series A convertible preferred stock identified therein, as amended (incorporated by reference to Exhibit 10.9 to the Company's Registration Statement on Form S-1, File No. 333-171375, as amended on December 23, 2011).

10.10	†*	Asset Purchase and Contribution Agreement, dated as of December 22, 2005, by and among the Registrant, Shire Laboratories Inc. and Shire plc (incorporated by reference to Exhibit 10.10 to the Company's Registration Statement on Form S-1, File No. 333-171375, as amended on March 16, 2012).

Exhibit Number		Description
10.11	†*	Guanfacine License Agreement, dated as of December 22, 2005, by and among the Registrant, Shire LLC and Shire plc, as amended (incorporated by reference to Exhibit 10.11 to the Company's Registration Statement on Form S-1, File No. 333-171375, as amended on March 16, 2012).

10.12	†*	Exclusive License Agreement, dated as of June 6, 2006, by and between the Registrant and United Therapeutics Corporation (incorporated by reference to Exhibit 10.12 to the Company's Registration Statement on Form S-1, File No. 333-171375, as amended on March 16, 2012).

10.13	†*	Exclusive Option and License Agreement, dated as of April 27, 2006, by and between the Registrant and Afecta Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.13 to the Company's Registration Statement on Form S-1, File No. 333-171375, as amended on March 16, 2012).

10.14	†*	Purchase and Sale Agreement, dated as of June 9, 2006, by and between the Registrant and Rune Healthcare Limited (incorporated by reference to Exhibit 10.14 to the Company's Registration Statement on Form S-1, File No. 333-171375, as amended on March 16, 2012).

10.15	†*	Exclusive License Agreement, dated as of November 2, 2007, by and between the Registrant and Afecta Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.15 to the Company's Registration Statement on Form S-1, File No. 333-171375, as amended on March 16, 2012).

10.16	*	Indenture, dated as of April 15, 2008, by and between TCD Royalty Sub LLC, as issuer of the non-recourse notes, and U.S. Bank National Association, as initial trustee of the non-recourse notes (incorporated by reference to Exhibit 10.16 to the Company's Registration Statement on Form S-1, File No. 333-171375, as amended on March 16, 2012).

10.17	*	Loan and Security Agreement, dated as of January 26, 2011, by and among the Registrant, Oxford Finance Corporation, as collateral agent and lender, and Compass Horizon Funding Company LLC, as lender (incorporated by reference to Exhibit 10.17 to the Company's Registration Statement on Form S-1, File No. 333-171375, as amended on February 8, 2011).

10.18	*	First Amendment to Loan and Security Agreement, dated as of December 30, 2011, by and among the Registrant, Oxford Finance LLC (successor in interest to Oxford Finance Corporation), as collateral agent and lender, and Compass Horizon Funding Company LLC, as lender (incorporated by reference to Exhibit 10.18 to the Company's Registration Statement on Form S-1, File No. 333-171375, as amended on February 14, 2012).

10.19	*	Unit Purchase Agreement, dated December 14, 2011, by and between the Registrant and Royalty Opportunities S.àr.l (incorporated by reference to Exhibit 10.19 to the Company's Registration Statement on Form S-1, File No. 333-171375, as amended on February 14, 2012).

10.20	*	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.20 to the Company's Registration Statement on Form S-1, File No. 333-171375, as amended on February 14, 2012.

10.21	*	Offer Letter, dated June 7, 2005, to Dr. Jones W. Bryan from the Registrant (incorporated by reference to Exhibit 10.21 to the Company's Registration Statement on Form S-1, File No. 333-171375, as amended on March 16, 2012).

Exhibit Number		Description
10.22	*	Offer Letter, dated June 10, 2005, to Dr. Padmanabh P. Bhatt from the Registrant (incorporated by reference to Exhibit 10.22 to the Company's Registration Statement on Form S-1, File No. 333-171375, as amended on March 16, 2012).

10.23	*	Amended and Restated Employment Agreement, dated February 29, 2012, by and between the Registrant and Jack Khattar (incorporated by reference to Exhibit 10.23 to the Company's Registration Statement on Form S-1, File No. 333-171375, as amended on March 16, 2012).

10.24	*	Consulting Agreement, dated March 13, 2012, by and between Paolo Baroldi and the Registrant (incorporated by reference to Exhibit 10.24 to the Company's Registration Statement on Form S-1, File No. 333-171375, as amended on March 16, 2012).

10.25	*	Supernus Pharmaceuticals, Inc. 2012 Equity Incentive Plan (incorporated by reference to Exhibit 10.25 to the Company's Registration Statement on Form S-1, File No. 333-171375, as amended on April 11, 2012).

10.26	*	Form of Time-Based Incentive Stock Option Agreement under the Supernus Pharmaceuticals, Inc. 2012 Equity Incentive Plan (incorporated by reference to Exhibit 10.26 to the Company's Registration Statement on Form S-1, File No. 333-171375, as amended on April 11, 2012).

10.27	*	Form of Non-Statutory Time-Based Stock Option Agreement under the Supernus Pharmaceuticals, Inc. 2012 Equity Incentive Plan (incorporated by reference to Exhibit 10.27 to the Company's Registration Statement on Form S-1, File No. 333-171375, as amended on April 11, 2012).

10.28	*	Supernus Pharmaceuticals, Inc. 2012 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.28 to the Company's Registration Statement on Form S-1, File No. 333-171375, as amended on April 11, 2012).

10.29	*	Amendment No. 2 to Investor Rights Agreement dated April 6, 2012 by and among the Registrant and the holders of shares of Series A convertible preferred stock identified therein (incorporated by reference to Exhibit 10.29 to the Company's Registration Statement on Form S-1, File No. 333-171375, as amended on April 11, 2012).

10.30	*	Offer letter to Stefan K.F. Schwabe dated June 25, 2012 (incorporated by reference to Exhibit 10.1 to the Company's quarterly report filed on Form 10-Q, File No. 001-35518, on November 2, 2012).

10.31	†*	Commercial Supply Agreement, dated August 23, 2012, by and among Patheon, Inc. and the Company (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on February 7, 2013, File No., 333-171375).

10.32	*	Lease Agreement, dated February 6, 2013, by and among ARE-1500 East Gude, LLC and the Company.

10.33	†*	Commercial Supply Agreement dated December 5, 2012 by and among Catalent Pharma Solutions, LLC and the Company (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on August 13, 2013, File No. 001-35518).

10.34	*	Compensatory Arrangements of Certain Executive Officers for 2015 (incorporated by reference to the Form 8-K filed on March 6, 2015, File No. 001-35518).

10.35	*	Royalty Interest Acquisition Agreement, dated July 1, 2014, by and between Supernus Pharmaceuticals, Inc. and HealthCare Royalty Partners III, L.P. (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on July 8, 2014, File No. 001-35518).

Exhibit Number		Description
10.36	*	Security Agreement, dated July 1, 2014, by and between Supernus Pharmaceuticals, Inc. and HealthCare Royalty Partners III, L.P. (incorporated by reference to Exhibit 10.2 to the Form 8-K filed on July 8, 2014, File No. 001-35518).

10.37	*	Form of Executive Retention Agreement (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on September 18, 2014, File No. 001-35518).

10.38	*	Amendment to Amended and Restated Employment Agreement, dated August 8, 2014, by and between Supernus Pharmaceuticals, Inc. and Jack Khattar (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on August 11, 2014, File No. 001-35518).

10.39	*	Fourth Amendment to Lease Agreement, dated October 20, 2014, by and between ARE-Acquisitions, LLC and Supernus Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on October 24, 2014, File No. 001-35518).

10.40	*	First Amendment to Lease Agreement, dated October 20, 2014, by and between ARE-1500 East Gude, LLC and Supernus Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.2 to the Form 8-K filed on October 24, 2014, File No. 001-35518).

14	*	Code of Ethics.

21	*	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to the Company's Registration Statement on Form S-1, File No. 333-184930, as amended on November 28, 2012).

23	**	Consent of Ernst & Young LLP

31.1	**	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	**	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

32.1	**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101 INS	**	XBRL Instance Document.

101 SCH	**	XBRL Taxonomy Extension Schema Documents.

101 CAL	**	XBRL Taxonomy Extension Calculation Linkbase Document.

101 DEF	**	XBRL Taxonomy Extension Definition Linkbase Document.

101 LAB	**	XBRL Taxonomy Extension Label/Linkbase Document.

101 PRE	**	XBRL Taxonomy Extension Presentation Linkbase Document.

†
Confidential treatment requested under 17 C.F.R. §§200.80(b)(4) and 230.406. The confidential portions of this exhibit have been omitted and are marked accordingly. The confidential portions have been filed separately with the Securities and Exchange Commission pursuant to the Confidential Treatment Request.

*
Previously filed.

**
Filed herewith.