Form 10-Q
period 2015-03-31
SUPERNUS PHARMACEUTICALS INC
filed 2015-05-06
CIK 1356576

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☒ No

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of the close of business on May 4, 2015 was 47,762,504.

SUPERNUS PHARMACEUTICALS, INC.

FORM 10-Q — QUARTERLY REPORT

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2015

PART I — FINANCIAL INFORMATION

Supernus Pharmaceuticals, Inc.

Consolidated Balance Sheets

(in thousands, except share amounts)

	March 31,	December 31,
	2015	2014
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$25,810	$36,396
Marketable securities	39,026	37,940
Accounts receivable, net	19,271	17,270
Inventories, net	13,702	13,441
Prepaid expenses and other current assets	3,696	3,845
Total current assets	101,505	108,892
Long term marketable securities	27,315	19,816
Property and equipment, net	2,481	2,448
Intangible assets, net	7,839	5,434
Other non-current assets	497	918

Total assets	$139,637	$137,508

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$859	$1,863
Accrued expenses	25,853	25,487
Deferred licensing revenue	143	143
Total current liabilities	26,855	27,493
Deferred licensing revenue, net of current portion	1,238	1,274
Convertible notes, net of discount	11,708	26,947
Other non-current liabilities	2,561	3,876
Derivative liabilities	2,691	6,564
Total liabilities	45,053	66,154

Stockholders’ equity:
Common stock, $0.001 par value, 130,000,000 shares authorized at March 31, 2015 and December 31, 2014; 47,513,429 and 42,974,463 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively	48	43
Additional paid-in capital	252,341	230,122
Accumulated other comprehensive loss	(65)	(154)
Accumulated deficit	(157,740)	(158,657)
Total stockholders’ equity	94,584	71,354

Total liabilities and stockholders’ equity	$139,637	$137,508

See accompanying notes.

Supernus Pharmaceuticals, Inc.

Consolidated Statements of Operations

(in thousands, except share and per share data)

	Three Months ended March 31,
	2015	2014
	(unaudited)
Revenue
Net product sales	$28,097	$8,995
Licensing revenue	36	86

Total revenue	28,133	9,081

Costs and expenses
Cost of product sales	1,618	494
Research and development	3,683	4,482
Selling, general and administrative	19,402	17,527

Total costs and expenses	24,703	22,503

Operating income (loss)	3,430	(13,422)

Other income (expense)
Interest income	113	102
Interest expense	(381)	(1,207)
Changes in fair value of derivative liabilities	(49)	677
Loss on extinguishment of debt	(2,134)	(1,693)

Total other income (expense)	(2,451)	(2,121)

Earnings (loss) before income taxes	979	(15,543)

Income tax expense	62	—

Net income (loss)	$917	$(15,543)

Income (loss) per common share:
Basic	$0.02	$(0.38)
Diluted	$0.02	$(0.38)

Weighted-average number of common shares:
Basic	44,563,299	41,129,055
Diluted	44,901,298	41,129,055

See accompanying notes.

Supernus Pharmaceuticals, Inc.

Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

	Three Months ended March 31,
	2015	2014
	(unaudited)

Net income (loss)	$917	$(15,543)
Other comprehensive income:
Unrealized net gain on marketable securities	89	1
Other comprehensive income:	89	1

Comprehensive income (loss)	$1,006	$(15,542)

See accompanying notes.

Supernus Pharmaceuticals, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Three Months ended March 31,
	2015	2014
	(unaudited)
Cash flows from operating activities
Net income (loss)	$917	$(15,543)

Adjustments to reconcile income (loss) from continuing operations to net cash provided by (used in) operating activities:
Loss on extinguishment of debt	2,134	1,693
Change in fair value of derivative liability	49	(677)
Unrealized gain on marketable securities	89	1
Depreciation and amortization	214	227
Amortization of deferred financing costs and debt discount	374	574
Share-based compensation expense	901	667
Changes in operating assets and liabilities:
Accounts receivable	(2,001)	(4,671)
Inventories	(261)	(805)
Prepaid expenses and other assets	38	(660)
Accounts payable	(1,004)	(975)
Accrued expenses	366	(2,681)
Deferred product revenue, net	—	4,389
Deferred licensing revenue	(36)	(67)
Other non-current liabilities	(1,277)	(576)
Net cash provided by (used in) operating activities	503	(19,104)

Cash flows from investing activities
Purchases of marketable securities	(17,315)	(9,406)
Sales and maturities of marketable securities	8,731	9,096
Purchases of property and equipment, net	(189)	(263)
Deferred legal fees	(2,463)	(1,056)
Net cash used in investing activities	(11,236)	(1,629)

Cash flows from financing activities
Proceeds from issuance of common stock	147	6
Cash settlement of debt to equity conversion	—	(1)
Net cash provided by financing activities	147	5

Net change in cash and cash equivalents	(10,586)	(20,728)
Cash and cash equivalents at beginning of period	36,396	32,980
Cash and cash equivalents at end of period	$25,810	$12,252

Noncash financial activity:
Conversion of convertible notes and interest make-whole	$21,176	$10,418

See accompanying notes.

Supernus Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements

For the Three Months ended March 31, 2015 and 2014
(unaudited)

1.  Organization and Business

Supernus Pharmaceuticals, Inc. (the Company) is a specialty pharmaceutical company focused on developing and commercializing products for the treatment of central nervous system (CNS) diseases, including neurological and psychiatric disorders.  The Company markets two epilepsy products, Oxtellar XR and Trokendi XR, and has several proprietary product candidates in clinical development that address the psychiatry market.

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

As permitted under Generally Accepted Accounting Principles in the United States (U.S. GAAP), certain notes and other information have been omitted from the interim unaudited consolidated financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

In the opinion of management, the consolidated financial statements reflect all adjustments necessary to fairly present the Company’s financial position, results of operations, and cash flows for the periods presented. These adjustments are of a normal recurring nature.  The Company currently operates in one business segment.

The results of operations for the three months ended March 31, 2015 are not necessarily indicative of the Company’s future financial results.

Accounts Receivable, net

Accounts receivable are reported in the consolidated balance sheets at outstanding amounts, less an allowance for doubtful accounts and discounts. The Company extends credit without requiring collateral. The Company writes off uncollectible receivables when the likelihood of collection is remote. The Company evaluates the collectability of accounts receivable on a regular basis. An allowance, when needed, is based upon various factors including the financial condition and payment history of customers, an overall review of collections experience on other accounts, and economic factors or events expected to affect future collections experience. No accounts have been written off in 2015 and 2014. The Company recorded an allowance of approximately $3.4 million and $4.1 million for expected sales discounts as of March 31, 2015 and December 31, 2014, respectively.

Revenue Recognition

Revenue from product sales is recognized when persuasive evidence of an arrangement exists; delivery has occurred and title to the product and associated risk of loss has passed to the customer; the price is fixed or determinable; collection from the customer has been reasonably assured; all performance obligations have been met; and returns and allowances can be reasonably estimated.  Product sales are recorded net of estimated rebates, chargebacks, discounts, co-pay assistance and other deductions as well as estimated product returns (collectively, “sales deductions”).Our products are distributed through wholesalers and pharmaceutical distributors. Each of these wholesalers and distributors will take title and ownership to the product upon physical receipt of the product and then distribute our products to pharmacies. For the three months ended March 31, 2015, the revenue for Oxtellar XR and Trokendi XR was recognized contemporaneously upon shipment of finished product to wholesalers, net of allowances for estimated sales deductions and returns.  For the three months ended March 31, 2014, Oxtellar XR revenue was recognized contemporaneously upon shipment of finished product to wholesalers, net of allowances for estimated sales deductions and returns. The Trokendi XR revenue for the three months ended March 31, 2014 was recognized for prescriptions filled during the fourth quarter of 2013.   During the three month period ended March 31, 2014, the Company recorded shipments of Trokendi XR to wholesalers as deferred revenue i.e., sales price net of known sales deductions (e.g. prompt pay discounts and other similar charges defined below). At the time, we lacked the experiential data which would allow us to estimate all remaining sales rebates, allowances and returns. The Company moved to contemporaneous revenue recognition for Trokendi XR in the second quarter of 2014.

Sales Deductions

Allowances for estimated sales deductions are provided for the following:

•                  Rebates.  Rebates include mandated discounts under the Medicaid Drug Rebate Program, the Medicare coverage gap program, as well as negotiated discounts with commercial health-care providers. Rebates are amounts owed after the final dispensing of products to a benefit plan participant and are based upon contractual agreements or legal requirements with the public sector (e.g. Medicaid) and with private sector benefit providers. The allowance for rebates is based on statutory and contractual discount rates and expected claimed rebates paid based on a plan provider’s utilization. Rebates are generally invoiced and paid quarterly in arrears so that the accrual balance consists of an estimate of the amount expected to be incurred for the current quarter’s activity, plus an accrual balance for known prior quarters’ unpaid rebates. If actual future rebates vary from estimates, we may need to adjust prior period accruals, which would affect revenue in the period of adjustment.

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

•                  Co-pay assistance.  Patients who pay in cash or have commercial insurance and meet certain eligibility requirements may receive co-pay assistance from the Company. The intent of this program is to reduce the patient’s out of pocket costs. Liabilities for co-pay assistance are based on actual program participation and estimates of program redemption using data provided by third-party administrators.

•                  Returns.  Sales of our products are not subject to a general right of return; however, the Company will accept product that is damaged or defective when shipped directly from our warehouse or for expired product up to 12 months subsequent to its expiry date. Product that has been used to fill patient prescriptions is no longer subject to any right of return.

Milestone Payments

Milestone payments on licensing agreements are recognized as revenue when the collaborative partner acknowledges completion of the milestone and substantive effort was necessary to achieve the milestone. Management may recognize revenue contingent upon the achievement of a milestone in its entirety in the period in which the milestone is achieved only if the milestone meets all the criteria to be considered substantive.  The Company recorded no milestone revenue during the three months ended March 31, 2015 and 2014.

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

During the three months ended March 31, 2015, the Company had pre-tax income of $1.0 million. The provision for Federal and state income taxes related to such pre-tax income has been largely offset by the utilization of available net operating loss carryforwards (“NOL’s”). Accordingly, the Company reduced its valuation allowance against its deferred tax assets and recognized an income tax expense for the jurisdictions that did not have sufficient NOL’s to offset the expected tax expense.

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers. ASU 2014-09 will eliminate transaction- and industry-specific revenue recognition guidance under current GAAP and replace it with a principles-based approach for determining revenue recognition. ASU 2014-09 will require that companies recognize revenue based on the value of transferred goods or services as they occur in the contract. The ASU also will require additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016. Early adoption is not permitted. Entities can transition to the standard either retrospectively or as a cumulative effect adjustment as of the date of adoption. Presently, the Company is assessing what effect the adoption of ASU 2014-09 will have on our consolidated financial statements and accompanying notes.

In August 2014, the FASB issued Accounting Standards Update 2014-15 “Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-15”). The new standard requires management to perform interim and annual assessments of an entity’s ability to continue to meet its obligations as they become due within one year after the date that the financial statements are issued. ASU 2014-15 is effective for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted. We do not believe the adoption of the new standard will have a significant impact on our operations.

The Company has evaluated all other ASUs issued through the date the consolidated financials were issued and believes that the adoption of these will not have a material impact on the Company’s consolidated financial statements.

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

The Company reports assets and liabilities that are measured at fair value using a three level fair value hierarchy that prioritizes the inputs used to measure fair value. This hierarchy maximizes the use of observable inputs and minimizes the use of unobservable inputs. The three levels of inputs used to measure fair value are as follows:

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

	Fair Value Measurements at
	March 31, 2015
	(unaudited)
			Significant
	Total Carrying	Quoted Prices	Other	Significant
	Value at	in Active	Observable	Unobservable
	March 31,	Markets	Inputs	Inputs
	2015	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and cash equivalents	$25,810	$25,810	$—	$—
Marketable securities	39,026	—	39,026	—
Long term marketable securities	27,315	—	27,315	—
Marketable securities - restricted (SERP)	267	—	267	—
Total assets at fair value	$92,418	$25,810	$66,608	$—

Liabilities:
Derivative liabilities	$2,691	$—	$—	$2,691

	Fair Value Measurements at
	December 31, 2014
			Significant
	Total Carrying	Quoted Prices	Other	Significant
	Value at	in Active	Observable	Unobservable
	December 31,	Markets	Inputs	Inputs
	2014	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and cash equivalents	$36,396	$36,396	$—	$—
Marketable securities	37,940	—	37,940	—
Long term marketable securities	19,816	—	19,816	—
Marketable securities - restricted (SERP)	305	—	305	—
Total assets at fair value	$94,457	$36,396	$58,061	$—

Liabilities:
Derivative liabilities	$6,564	$—	$—	$6,564

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

Level 3 liabilities include the estimated fair value of the interest make-whole liability associated with the Company’s 7.50% Convertible Senior Secured Notes due 2019 (the Notes) and the outstanding warrants to purchase Common Stock, which are recorded as derivative liabilities.

The fair value of the interest make-whole liability of the Notes was calculated using a binomial-lattice model with the following key assumptions as of March 31, 2015, unaudited:

Volatility	45%
Stock Price as of March 31, 2015	$12.09 per share
Credit Spread	1388 bps
Term	2.1 years
Dividend Yield	0.0%

The fair value of the common stock warrant liability was calculated using a Black-Scholes model with the following assumptions as of March 31, 2015, unaudited:

Exercise Price	$4.00 - $5.00 per share
Volatility	65%
Stock Price as of March 31, 2015	$12.09 per share
Term	5.8 - 6.8 years
Dividend Yield	0.0%
Risk-Free Rate	1.5% -1.7%

Significant changes to these assumptions could result in increases/decreases to the fair value of the derivative liabilities.

Changes in the fair value of the warrants and the interest make-whole liability are recognized as a component of Other Income (Expense) in the Consolidated Statements of Operations. The following table presents information about the Company’s Level 3 liabilities as of December 31, 2014 and March 31, 2015 that are included in the Non-Current Liabilities section of the Consolidated Balance Sheets, in thousands:

Three Months ended
March 31,
2015
(unaudited)

Balance at December 31, 2014	$6,564

Changes in fair value of derivative liabilities included in earnings	49
Reduction due to conversion of debt to equity	(3,922)

Balance at March 31, 2015	$2,691

The carrying value, face value and estimated fair value of the Notes was approximately $11.7 million, $14.7 million and $35.8 million, respectively, as of March 31, 2015. The fair value was estimated based on actual trade information as well as quoted prices provided by bond traders, which would be characterized within Level 2 of the fair value hierarchy. This fair value amount gives recognition to the value of the interest make-whole liability and the value of the conversion option. These items have been accounted for as derivative liabilities and additional paid-in-capital, respectively.

The carrying amounts of other financial instruments, including accounts receivable, accounts payable and accrued expenses approximate fair value due to their short-term maturities.

Unrestricted marketable securities held by the Company were as follows, in thousands:

At March 31, 2015 (unaudited):

Available for Sale	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate debt securities	$66,406	$15	$(80)	$66,341

At December 31, 2014:

Available for Sale	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate debt securities	$57,910	$4	$(158)	$57,756

The contractual maturities of the unrestricted available for sale marketable securities held by the Company were as follows, in thousands:

March 31,
2015
(unaudited)
Less Than 1 Year	$39,026
1-5 years	27,315
Greater Than 5 Years	—
Total	$66,341

The Company has not experienced any other-than-temporary losses on its marketable securities and restricted marketable securities. The cost of securities sold is calculated using the specific identification method.

4.  Inventories

Inventories consist of the following, in thousands:

	March 31,	December 31,
	2015	2014
	(unaudited)

Raw materials	$3,132	$2,491
Work in process	6,328	6,328
Finished goods	4,242	4,622
	$13,702	$13,441

5.  Property and Equipment

Property and equipment consist of the following, in thousands:

	March 31,	December 31,
	2015	2014
	(unaudited)

Computer equipment	$932	$862
Software	314	254
Lab equipment and furniture	5,235	5,194
Leasehold improvements	2,446	2,428
	8,927	8,738
Less accumulated depreciation and amortization	(6,446)	(6,290)
	$2,481	$2,448

Depreciation expense on property and equipment was approximately $156,000 for the three months ended March 31, 2015 and $169,000 for the three months ended March 31, 2014.

6.  Intangible Assets

The Company purchased certain patents from Shire Laboratories, Inc. pursuant to a 2005 purchase agreement. These patents are being amortized over the weighted average life of the patents purchased in that transaction. Deferred legal fees have been incurred in connection with complaints related to patents for Oxtellar XR and Trokendi XR (see Part II, Item I—Legal Proceedings in this Quarterly Report on Form 10-Q). The following sets forth the gross carrying amount and related accumulated amortization of these intangible assets, in thousands:

		March 31, 2015
		(unaudited)		December 31, 2014
	Weighted-	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Average Life	Amount	Amortization	Amount	Amortization

Purchased patents	10.0	$2,292	$2,125	$2,292	$2,067
Deferred legal fees		$7,672	$—	$5,209	$—

Deferred legal fees will be capitalized as part of the patents upon successful outcome of the on-going litigation related to these patents, at which point amortization of those costs will begin. If the Company is unsuccessful, the deferred legal fees will be expensed at that time. Four U.S. patents have been issued covering Oxtellar XR and six U.S. patents have been issued covering Trokendi XR, providing patent protection through at least 2027.

Amortization expense associated with purchased patents was approximately $57,000 for each of the three months ended March 31, 2015 and 2014. The estimated annual aggregate amortization expense through December 31, 2015 is $229,000. The net book value of intangible assets as of March 31, 2015 was approximately $7.8 million and December 31, 2014 was approximately $5.4 million.

There were no indicators of impairment identified at March 31, 2015 or December 31, 2014.

7.  Accrued Liabilities

Accrued Liabilities are comprised of the following, in thousands:

	March 31,	December 31,
	2015	2014
	(unaudited)

Accrued sales deductions	$10,025	$8,461
Accrued compensation	7,334	5,829
Accrued professional fees	3,546	2,049
Accrued clinical trial and clinical supply costs	1,698	2,942
Accrued sales and marketing expenses	1,051	1,017
Accrued interest expense	646	639
Accrued product costs	131	3,014
Other accrued liabilities	1,422	1,536
	$25,853	$25,487

8.  Convertible Senior Secured Notes

The table below summarizes activity related to the Notes from issuance on May 3, 2013 through March 31, 2015, in thousands:

Gross proceeds	$90,000
Initial value of interest make-whole derivative reported as debt discount	(9,270)
Conversion option reported as debt discount and APIC	(22,336)
Conversion of debt to equity - principal	(53,941)
Conversion of debt to equity - accretion of debt discount	17,926
Accretion of debt discount	4,568
December 31, 2014 carrying value	26,947

Conversion of debt to equity - principal	(21,407)
Conversion of debt to equity - accretion of debt discount	5,826
Accretion of debt discount	342
March 31, 2015 carrying value, unaudited	$11,708

During the three month period ended March 31, 2015, approximately $21.4 million of the Notes were presented to the Company for conversion. Accordingly, the Company issued approximately 4.0 million shares of common stock in conversion of the principal amount of the Notes.  The Company issued an additional 0.4 million shares of common stock in settlement of the interest make-whole provision related to the converted Notes.  As a result of the conversions, the Company incurred a loss of approximately $2.1 million on extinguishment of debt during the three months ended March 31, 2015, which is included as a separate component of other income (expense) on the consolidated statement of operations.   During the three month period ended March 31, 2014, as a result of approximately $9.5 million in note conversions, the Company incurred a loss of approximately $1.7 million on extinguishment of debt.

9.  Share-Based Payments

The Company has adopted the Supernus Pharmaceuticals, Inc. 2012 Equity Incentive Plan (the 2012 Plan), which is stockholder approved, and provides for the grant of stock options and certain other awards, including stock appreciation rights (SAR), restricted and unrestricted stock, stock units, performance awards, cash awards and other awards that are convertible into or otherwise based on the Company’s common stock, to the Company’s key employees, directors, and consultants and advisors. The 2012 Plan is administered by the Company’s Board of Directors and provides for the issuance of up to 4,000,000 shares of the Company’s Common Stock upon the exercise of stock options. Option awards are granted with an exercise price equal to the estimated fair value of the Company’s Common Stock at the grant date; those option awards generally vest in four annual installments, starting on the first anniversary of the date of grant and have ten year contractual terms. Share-based compensation recognized related to the grant of employee and non-employee stock options, SAR, potential Employee Stock Purchase Plan (ESPP) awards and non-vested stock was as follows, in thousands:

	March 31,
	2015	2014
	(unaudited)

Research and development	$204	$184
Selling, general and administrative	697	483
Total	$901	$667

The following table summarizes stock option and SAR activity:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)

Outstanding, December 31, 2014	2,080,749	$7.93	8.04
Granted (unaudited)	866,300	$9.22
Exercised (unaudited)	(68,896)	$2.13
Forfeited or expired (unaudited)	(11,656)	$7.95
Outstanding, March 31, 2015 (unaudited)	2,866,497	$8.46	8.51

As of December 31, 2014:
Vested and expected to vest	2,041,026	$7.91	8.03
Exercisable	626,548	$6.40	6.91

As of March 31, 2015:
Vested and expected to vest (unaudited)	2,793,934	$8.45	8.49
Exercisable (unaudited)	913,327	$7.54	7.42

10.  Earnings per Share

Basic income (loss) per common share is determined by dividing income (loss) attributable to common stockholders by the weighted-average number of common shares outstanding during the period, without consideration of common stock equivalents. Diluted income (loss) per share is computed by dividing the income (loss) attributable to common stockholders by the weighted-average number of common share equivalents outstanding for the period. The treasury stock method is used to determine the dilutive effect of the Company’s stock option grants, SARs, potential ESPP awards and warrants, and the if-converted method is used to determine the dilutive effect of the Company’s Notes.  The assumed conversion of the Notes would result in a loss on extinguishment which would cause a net loss in 2015; thus, the effect would be anti-dilutive.  The following common stock equivalents were excluded in the calculation of diluted income (loss) per share because their effect would be anti-dilutive as applied to the income (loss) from continuing operations applicable to common stockholders for the three months ended March 31, 2015 and 2014:

	Three Months ended March 31,
	2015	2014
	(unaudited)

Shares underlying Convertible Senior Secured Notes	6,071,894	7,556,001
Warrants to purchase common stock	21,800	21,273
Stock options, stock appreciation rights, non-vested stock options, and ESPP awards	—	356,364

The following table sets forth the computation of basic and diluted net income per share for the three months ended March 31, 2015 and 2014, in thousands, except share and per share amounts:

	Three Months ended March 31,
	2015	2014
	(unaudited)
Numerator, in thousands:
Net income (loss) used for calculation of basic and diluted EPS	$917	$(15,543)

Denominator:
Weighted average shares outstanding, basic	44,563,299	41,129,055

Stock options, stock appreciation rights, non-vested stock options, and ESPP awards	337,999	—
Total potential dilutive common shares	337,999	—
Weighted average shares outstanding, diluted	44,901,298	41,129,055

Net income (loss) per share, basic	$0.02	$(0.38)
Net income (loss) per share, diluted	$0.02	$(0.38)

11.  Commitments and Contingencies

The Company has concurrent leases for office and lab space that extend through April 2020. The Company may elect to extend the term of the leases for an additional five-year term. The leases provide for a tenant improvement allowance of approximately $2.1 million in aggregate. During the three months ended March 31, 2015 and 2014, none of the allowance was utilized.  As of March 31, 2015, $0.7 million is available for tenant improvements. Rent expense for the leased facilities and leased vehicles for the three months ended March 31, 2015 and 2014 was approximately, $0.7 million, and $0.5 million, respectively.

Future minimum lease payments under non-cancelable operating leases as of March 31, 2015 are as follows, in thousands:

Year ending December 31:
2015 (remaining)	$1,311
2016	1,287
2017	1,291
2018	1,314
Thereafter	1,795
$6,998

The Company has obtained exclusive licenses from third parties for proprietary rights to support the product candidates in the Company’s psychiatry portfolio. Under license agreements with Afecta Pharmaceuticals, Inc. (“Afecta”), the Company has an

exclusive option to evaluate Afecta’s CNS pipeline and to obtain exclusive worldwide rights to selected product candidates, including an exclusive license to SPN-810. The Company does not owe any future milestone payments for SPN-810. The Company is obligated to pay royalties to Afecta based on worldwide net sales of each of these products in the low-single digits.

The Company has also entered into a purchase and sale agreement with Rune Healthcare Limited (“Rune”), where the Company obtained the exclusive worldwide rights to a product concept from Rune. There are no future milestone payments due to Rune under this agreement. If the Company receives approval to market and sell any products based on the Rune product concept for SPN-809, the Company is obligated to pay royalties to Rune based on net sales worldwide in the low single digits.

12.  Subsequent Events

Subsequent to March 31, 2015, holders of the Notes converted approximately $1.2 million of the Notes and we issued a total of approximately 0.2 million shares of common stock in conversion of the principal amount of the Notes and accrued interest thereon, and issued an additional 20,000 shares of common stock in settlement of the interest make-whole provision related to the converted Notes.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to help the reader understand the results of operations and financial condition of the Company. The interim financial statements included in this report and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our audited consolidated financial statements and notes thereto for the year ended December 31, 2014 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 12, 2015.  In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. These forward-looking statements may include declarations regarding the Company’s belief or current expectations of management, such as statements including the words “budgeted,” “anticipate,” “project,” “estimate,” “expect,” “may,” “believe,” “potential,” and similar statements or expressions are intended to be among the statements that are forward-looking statements, as such statements reflect the reality of risk and uncertainty that is inherent in the Company’s business. Actual results may differ materially from those expressed or implied by such forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which are made as of the date this report was filed with the Securities and Exchange Commission. Our actual results and the timing of events could differ materially from those discussed in our forward-looking statements as a result of many factors, including those set forth under the “Risk Factors” section of our Annual Report on Form 10-K and elsewhere in this report as well as in other reports and documents we file with the Securities and Exchange Commission from time to time. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances occurring after the date of this Quarterly Report on Form 10-Q.

Solely for convenience, in this Quarterly Report on Form 10-Q the trade names are referred to without the TM symbols and the trademark registrations are referred to without the circled R, but such references should not be construed as any indicator that the Company will not assert, to the fullest extent under applicable law, our rights thereto.

Overview

We are a specialty pharmaceutical company focused on developing and commercializing products for the treatment of central nervous system (“CNS”) diseases. In 2013, we launched Oxtellar XR (extended-release oxcarbazepine) and Trokendi XR (extended-release topiramate), our two novel treatments for epilepsy.

In addition, we are developing multiple product candidates in psychiatry to address the large unmet medical need and market opportunity for the treatment of attention deficit hyperactivity disorder (“ADHD”), and with SPN-810 specifically, addressing impulsive aggression in patients who have ADHD and who are being treated with standard ADHD treatment, an indication area for which there is currently no approved product.

The table below summarizes our current pipeline of novel products and product candidates.

Product	Indication	Status
Oxtellar XR	Epilepsy	Launched
Trokendi XR	Epilepsy	Launched
SPN-810	Impulsive Aggression*	Phase III expected in 4Q2015
SPN-812	ADHD	Phase IIb expected in 4Q2015
SPN-809	Depression	Active IND

*              Initial program will be in patients with ADHD, with a plan to follow on in other indications, such as autism and bipolar disorder.

We are continuing to expand our intellectual property portfolio to provide additional protection for our technologies, products, and product candidates. We currently have four U.S. patents issued covering Oxtellar XR and six U.S. patents issued covering Trokendi XR, providing patent protection expiring no earlier than 2027 for each product.

Marketed Products.  Oxtellar XR and Trokendi XR are the first once-daily extended release oxcarbazepine and topiramate products indicated for epilepsy in the U.S. market. These products are different from the immediate release products by offering convenient once-daily dosing and unique pharmacokinetic profiles that can have very positive clinical effects for some patients with epilepsy. We believe a once-daily dosing regimen improves compliance, making it more probable that patients maintain sufficient level of medication in their bloodstream to protect against seizures. In addition, the unique smooth and steady pharmacokinetic profiles of our once-daily formulations avoid the blood level fluctuations that are typically associated with immediate release products and can result in adverse events, symptomatic side effects, or decreased efficacy. In a retrospective medical chart review of 200 patients treated with immediate release oxcarbazepine versus Oxtellar XR, the patients taking Oxtellar XR showed a significantly lower rate of inpatient hospitalization stays, lower rate of emergency department visits, and a higher rate of compliance.

Trokendi XR

Trokendi XR is the first once-daily topiramate product indicated for epilepsy in the U.S. market, designed to improve patient compliance and to show a better pharmacokinetic profile than  the current immediate release products, which must be taken multiple times per day. Trokendi XR’s pharmacokinetic profile results in lower peak plasma concentrations, higher trough plasma concentrations, and slower input rate. This results in smoother and more consistent blood levels of topiramate than immediate release topiramate formulations can deliver. We believe that such a profile mitigates blood level fluctuations that are frequently associated with many of the symptomatic side effects or breakthrough seizures that patients can suffer when taking immediate release products. Side effects can lead patients to skipping doses, whereupon the increased non- adherence could place them at higher risk for breakthrough seizures.

Oxtellar XR

Oxtellar XR is the only once-daily oxcarbazepine product indicated for the treatment of epilepsy in the U.S. as an adjunctive therapy. With its novel pharmacokinetic profile showing lower peak plasma concentrations, a slower rate of input, higher trough plasma concentrations, and smoother and more consistent blood levels compared to immediate release products, we believe Oxtellar XR has the potential to improve the tolerability of oxcarbazepine and thereby reduce the side effects. This could enable more patients to tolerate higher doses of oxcarbazepine, which would permit them to benefit from the resulting improved efficacy and greater seizure control, which has been  previously reported in patients taking  higher doses. Patients taking higher doses of immediate release oxcarbazepine are often unable to tolerate the increased side effects. In addition, Oxtellar XR once-per-day dosing is designed to improve patient compliance compared to the current immediate release products that must be taken multiple times per day.

We expect the number of prescriptions filled for Oxtellar XR and Trokendi XR to increase throughout 2015. Data from Wolters- Kluwer/Symphony show 78,763 prescriptions filled for both drugs during the three months ended March 31, 2015, representing a growth of 145% as compared to the 32,063 prescriptions reported for the three months ended March 31, 2014.  Prescriptions grew by 11.3% as compared to the three months ended December 31, 2014, which totaled 70,739 prescriptions filled.

Total net product sales for the first quarter of 2015 were $28.1 million, compared to total net product sales of $9.0 million for the same quarter last year and $30.5 million for the fourth quarter of 2014. In the fourth quarter of 2014 and first quarter of 2015, net sales results were affected by changes in wholesaler inventory levels and ordering patterns.  The Company estimates that inventory levels have been well within industry norm, ranging from 2-4 weeks.

Total revenue grew by 212% as compared to the $9.0 million product sales reported for the three months ended March 31, 2014.

We first achieved positive cash flows from operations during the fourth quarter of 2014, a trend that we expect to continue in 2015. We expect the business to be cash flow positive and profitable for the calendar year 2015 and beyond. We believe our net working capital and long term marketable securities balance of $102.0 million as of March 31, 2015, along with revenues from increasing product sales, will be sufficient to finance the Company including our increased research and development activities.

We are progressing with our Phase IV post-marketing commitments for Oxtellar XR and Trokendi XR. The work we are completing to meet our Food and Drug Administration (“FDA”) commitments may also have applicability in life-cycle management.

We have received several Paragraph IV Notice Letters concerning Oxtellar XR and Trokendi XR from various third-parties. In response to these Paragraph IV notice letters, we have filed several complaints against these third parties alleging infringement of our intellectual property rights. We intend to vigorously defend our intellectual property rights in each of these cases and we anticipate continuing to incur increasing amounts of legal fees and related expenses for these cases as they progress (See Part II, Item 1—Legal Proceedings in this Quarterly Report on Form 10-Q for additional information).

Oxtellar XR was one of several products prescribed to children whose safety profile was reviewed at a Pediatric Advisory Committee meeting in March 2015.  The committee voted for the FDA to continue their safety monitoring of this product per their current routine.  As part of the preparation for this committee review, FDA noted that safety information in the Oxtellar XR package insert should be updated to reflect the same information as exists in the package insert of Reference Listed Drug, Trileptal.  An update to the product’s package insert is in progress.

Product Candidates.  We are developing SPN-810 (molindone hydrochloride) as a novel treatment for impulsive aggression in patients who have ADHD and are being treated with standard ADHD treatment, and SPN-812 (viloxazine hydrochloride) for the treatment of ADHD. We expect to progress SPN-810 into Phase III testing in the fourth quarter of 2015 and SPN-812 into Phase IIb trials in the fourth quarter of 2015.

In early April 2015, the Company submitted to the FDA the impulsive aggression outcomes and assessment scale it proposes to use in those trials and is targeting to meet with the FDA in the third quarter to review the scale and its request for a special protocol assessment.  During 2014, the Food and Drug Administration (“FDA”) granted fast track designation for SPN-810 for the treatment of impulsive aggression in ADHD in conjunction with standard ADHD treatment. Fast track designation is for products that are being investigated for treatment of serious conditions, and for which nonclinical or clinical data suggest that they may address an unmet medical need. Whether a disease or condition is serious is a matter of clinical judgment, based on its impact on such factors as survival, day-to-day functioning, or the likelihood that the disease, if left untreated, will progress from a less severe condition to a more serious one. The fast track designation allows for more frequent interactions with the FDA, for the early submission of some sections of the marketing application, and carries the potential for an expedited review category for the New Drug Application (“NDA”). Additionally, we held an end of Phase II clinical meeting with the FDA, and confirmed that we intend to submit a request for a Special Protocol Assessment to the FDA.

SPN-812 is being developed as a novel non-stimulant treatment for ADHD. During the second quarter of 2014, we completed a pharmacokinetic study evaluating several different extended release formulations for SPN-812. This study was successful and we have selected an extended release formulation that will be the basis of future clinical trials including a Phase IIb trial which we expect to initiate in the fourth quarter of 2015.

We expect to incur significant research and development expenses related to the continued development of each of our product candidates.

Critical Accounting Policies and the Use of Estimates

The significant accounting policies and basis of presentation for our consolidated financial statements are described in Note 2 “Summary of Significant Accounting Policies.” The preparation of our financial statements in accordance with U.S. generally accepted accounting principles (“GAAP”) requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and the disclosure of contingent assets and liabilities in our financial statements. Actual results could differ from those estimates.

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

Our products are distributed through wholesalers and pharmaceutical distributors. Each of these wholesalers and distributors will take title and ownership of the product upon physical receipt of the product and then distribute our products to pharmacies. Since December 31, 2013, we have been recognizing revenue for Oxtellar XR, net of estimated sales deductions, at the time of shipment to wholesalers. Beginning in the second quarter of 2014, we began recognizing revenue for Trokendi XR, net of estimated sales deductions, at the time of shipment to wholesalers.

We derive our estimated sales deductions from an analysis of historical levels of deductions specific to each product. In addition, we also consider the impact of anticipated changes in product price, sales trends and changes in managed care coverage.

Deferred Legal Fees

Deferred legal fees will be capitalized as part of the patents upon successful outcome of the on-going litigation and we will begin amortization at that time. Deferred legal fees will be charged to expense in the event of an unsuccessful outcome of the on-going litigation.

Research and Development Expenses

Research and development expenditures are expensed as incurred. Research and development costs primarily consist of employee-related expenses, including salaries and benefits; share-based compensation expense; expenses incurred under agreements with contract research organizations, investigative sites, and consultants that conduct the Company’s clinical trials; the cost of acquiring and manufacturing clinical trial materials; the cost of manufacturing materials used in process validation, to the extent that those materials are manufactured prior to receiving regulatory approval for those products and are not expected to be sold commercially; facilities costs that do not have an alternative future use; related depreciation and other allocated expenses; license fees for and milestone payments related to in-licensed products and technologies; and costs associated with animal testing activities and regulatory approvals.

Results of Operations

Comparison of the three months ended March 31, 2015 and March 31, 2014

	Three Months ended March 31,		Increase/
	2015	2014	(decrease)
	(unaudited, in thousands)
Revenues:
Net product sales	$28,097	$8,995	19,102
Licensing revenue	36	86	(50)
Total revenues	28,133	9,081
Costs and expenses
Cost of product sales	1,618	494	1,124
Research and development	3,683	4,482	(799)
Selling, general and administrative	19,402	17,527	1,875
Total costs and expenses	24,703	22,503
Operating income (loss)	3,430	(13,422)
Other income (expense)
Interest income and other income (expense), net	113	102	11
Interest expense	(381)	(1,207)	826
Changes in fair value of derivative liabilities	(49)	677	(726)
Loss on extinguishment of debt	(2,134)	(1,693)	(441)
Total other income (expenses)	(2,451)	(2,121)
Earnings (loss) before income taxes	979	(15,543)
Income tax	62	—	62
Net income (loss)	$917	$(15,543)

Net Product Sales.  Our net product sales of $28.1 million for the three months ended March 31, 2015 are based on $7.2 million of revenue from shipments of Oxtellar XR to distributors, less estimates for discounts, rebates, other sales deductions and returns, and $20.9 million of revenue for Trokendi XR, primarily from shipment to distributors, less estimates for discounts, rebates, other sales deductions and returns.  The increase in net product sales is primarily driven by an increase in underlying prescription growth.

Our net product sales of $9.0 million for the three months ended March 31, 2014 are based on $4.9 million of revenue from shipments of Oxtellar XR to distributors, less estimates for discounts, rebates, other sales deductions and returns, and $4.1 million of revenue on Trokendi XR prescriptions filled at the pharmacy level, according to IMS Health data, during the fourth quarter of 2013, net of sales deductions.

Research and Development Expense.  Research and development expenses during the three months ended March 31, 2015 were $3.7 million as compared to $4.5 million for the three months ended March 31, 2014, a decrease of $0.8 million or 17.8%. This decrease is due to the completion of a pharmacokinetics study for SPN-812 in the second quarter of 2014.  During the first quarter of 2015, we were focused on preparing for the late stage studies for SPN-810 and SPN-812.  We expect research and development costs to significantly increase throughout 2015.

Selling, General and Administrative Expenses.  Our selling, general and administrative expenses were $19.4 million during the three months ended March 31, 2015 as compared to $17.5 million for the three months ended March 31, 2014, an increase of $1.9 million or 10.7%. This increase was mainly due to the increase in compensation and travel expenses associated with the expansion of our sales force throughout 2014, and an increase in marketing expenses such as sample distribution to support the growth of Oxtellar XR and Trokendi XR.

Interest Expense.  Interest expense was $0.4 million during the three months ended March 31, 2015 as compared to $1.2 million for the three months ended March 31, 2014. The decrease of $0.8 million was primarily due to a decrease in the principal amount of our outstanding 7.5% Convertible Senior Secured Notes due in 2019 (the “Notes”) from $40.0 million at March 31, 2014 to $14.7 million at March 31, 2015.

Changes in Fair Value of Derivative Liability.  During the three months ended March 31, 2015, we recognized a non-cash loss of $49,000 related to a change in estimated fair value of the warrant liability of $143,000, off set by $94,000 of interest make-whole derivative liability related to our Notes. This loss is primarily due to the passage of time and because our stock price remains above the $5.30 conversion price. We recognized a non-cash credit of $0.7 million associated with the interest make-whole derivative liability during the three months ended March 31, 2014, due primarily to the passage of time.

Loss on Extinguishment of Debt.  During the three months ended March 31, 2015, we recognized a non-cash loss on extinguishment of debt of $2.1 million related to the conversion of $21.4 million of our Notes. During the three months ended March 31, 2014, we recognized a non-cash loss on extinguishment of debt of $1.7 million related to the conversion of $9.5 million of our Notes.

Net Income/(Loss).  We realized net income of $0.9 million during the three months ended March 31, 2015 as compared to a net loss of $15.5 million during the three months ended March 31, 2014, a change of $16.4 million. This change was primarily due to the revenue generated from our two commercial products, Oxtellar XR and Trokendi XR, partially offset by increased expenses and associated with the expansion of our sales force as well as an increase in marketing expenditures associated with ongoing support of Oxtellar XR and Trokendi XR.

Liquidity and Capital Resources

Our working capital at March 31, 2015 was $74.7 million, a decrease of $6.7 million compared to our working capital of $81.4 million at December 31, 2014. This decrease was primarily attributable to the purchase of marketable securities and an additional $2.5 million of deferred legal fees.

We expect to continue to incur significant sales and marketing expenses related to the commercial support of Oxtellar XR and Trokendi XR. In addition, we expect to incur substantial expenses related to our research and development efforts, primarily related to development of SPN-810 and SPN-812 as we continue to advance these clinical programs.

In addition to revenues, we have historically financed our business through the sale of our debt and equity securities. On May 3, 2013, we issued $90.0 million aggregate principal amount of Notes to qualified institutional buyers, the initial purchasers of the Notes or the Initial Purchasers. We issued the Notes under an Indenture, dated May 3, 2013. The Notes provide for 7.50% interest per annum on the principal amount of the Notes, payable semi- annually in arrears on May 1 and November 1 of each year. Interest will accrue on the Notes from and including May 3, 2013 and the Notes will mature on May 1, 2019, unless earlier converted, redeemed or repurchased by the Company. The Notes are secured by a first-priority lien, other than customary permitted liens, on substantially all of our and our domestic subsidiaries’ assets, whether now owned or hereafter acquired.

As of March 31, 2015, holders of the Notes have converted a total of approximately $75.3 million of the Notes. Cumulatively, through March 31, 2015, we issued a total of approximately 14.2 million shares of common stock in conversion of the principal amount of the Notes and issued an additional 2.1 million shares of common stock and paid approximately $1.7 million cash in settlement of the interest make-whole provision related to the converted Notes.

We believe our current working capital and long term marketable securities, along with increased revenues from increasing product sales, will be sufficient to finance the Company. We achieved positive cash flow and profitability from operations during the fourth quarter of 2014 and expect continued profitability for calendar year 2015 as we continue to increase sales while also increasing activities and spending to advance our clinical product candidates.

On December 17, 2014, the SEC declared effective our registration statement on Form S-3. We may offer and sell securities at a maximum aggregate offering price of up to $112.8 million. In addition, in this shelf registration statement we registered the resale of 12,749,328 shares of our common stock that may be sold by two selling security holders that held contractual rights to have the resale of their common stock registered. While we have no current plans to do so, in the event that we need additional working capital, this registration statement provides an efficient manner for us to complete a securities offering to raise such funds.

During the period from April 1, 2015 to current, holders of the Notes converted approximately $1.2 million of the Notes and we issued a total of approximately 0.2 million shares of common stock in conversion of the principal amount of the Notes and accrued interest thereon, and issued an additional 20,000 shares of common stock in settlement of the interest make-whole provision related to the converted Notes.

Cash Flows

The following table sets forth the major sources and uses of cash for the periods set forth below, in thousands:

	Three Months ended March 31,		Increase/
	2015	2014	(decrease)
	(unaudited)
Net cash provided by (used in):
Operating activities	$503	$(19,104)	19,607

Investing activities	$(11,236)	$(1,629)	(9,607)

Financing activities	$147	$5	142

Net increase (decrease) in cash and cash equivalents	$(10,586)	$(20,728)

Operating Activities

Net cash provided by/used in operating activities is comprised of two components; cash provided by/used in operating income/loss and cash provided by/used in changes in working capital. Results for the three months ended March 31, 2015 and March 31, 2014 are summarized below, in thousands:

	Three Months ended March 31,		Increase/
	2015	2014	(decrease)
	(unaudited)
Cash provided by (used in) operating income (loss)	$4,678	$(13,058)	17,736

Cash used by changes in working capital	(4,175)	(6,046)	1,871

Net cash provided by (used in) operating activities	$503	$(19,104)

The increase in net cash provided by operating activities is primarily driven by increased revenue generated from the sale of Trokendi XR and Oxtellar XR.

The changes in certain operating assets and liabilities are, in thousands:

	Three Months ended March 31,
	2015	2014	Explanation of Change
	(unaudited)

Increase in accounts receivable	$(2,001)	$(4,671)	Shipment of additional product to wholesalers.
Increase in inventory	(261)	(805)	Build up of inventory for product sales.
(Decrease) Increase in prepaid expenses and other assets	38	(660)
Increase in accounts payable and accrued expenses	(638)	(3,656)	Increase in activity to support both products.
(Increase) decrease in deferred product and licensing revenue	(36)	4,322	Transition of Trokendi XR revenue recognition to be based on shipments to wholesalers.
Other	(1,277)	(576)
	$(4,175)	$(6,046)

Investing Activities

Our investing activities are principally driven by cash provided by our financing activities. We invest excess cash in accordance with our investment policy. Marketable securities consist of investments which generally mature in two years or less, including U.S. Treasury and various government agency debt securities, as well as investment grade securities in industrial and financial institutions. Fluctuations in investing activities between periods relate exclusively to the timing of marketable security purchases and the related maturities of these securities.

Net cash used in investing activities for the three months ended March 31, 2015 of $11.2 million related to an increase in deferred legal fees of $2.5 million, property and equipment purchases of $0.2 million, and net purchases of marketable securities of $8.6 million. Net cash used in investing activities for the three months ended March 31, 2014 consisted of $1.6 million related to: the increase in deferred legal fees of $1.0 million; marketable securities holdings increased by $0.3 million, and property and equipment purchases of $0.3 million.

Financing Activities

Net cash provided by financing activities of $0.1 million for the three months ended March 31, 2015 resulted from proceeds received from stock option exercises. Net cash provided by financing activities for the three months ended March 31, 2014 was $5,000, primarily the result of the issuance of common stock related to the exercise of stock options.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations and commitments as of March 31, 2015 (except as noted below), in thousands:

	Less than	1 - 3	3 - 5	Greater than
Contractual Obligations	1 Year	Years	Years	5 Years	Total

Convertible Senior Secured Notes	$—	$—	$14,652	$—	$14,652
Interest on Convertible Notes	1,099	2,198	1,190	—	4,487
Operating leases (1)	1,647	2,569	2,668	114	6,998
Purchase obligations (2)	2,749	—	—	—	2,749
Total (3)	$5,495	$4,767	$18,510	$114	$28,886

(1)                                 Our commitments for operating leases relate to our lease of office equipment, fleet vehicles and office and laboratory space as of March 31, 2015.

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

We have obtained exclusive licenses from third parties for proprietary rights to support the product candidates in our psychiatry portfolio. Under license agreements with Afecta Pharmaceuticals, Inc. (“Afecta”) we have an exclusive option to evaluate Afecta’s CNS pipeline and to obtain exclusive worldwide rights to selected product candidates, including an exclusive license to SPN-810. We do not owe any future milestone payments for SPN-810. We will be obligated to pay royalties to Afecta based on net sales worldwide of our product candidates in the low-single digits. We have also entered into a purchase and sale agreement with Rune, where we obtained the exclusive worldwide rights to a product concept from Rune Healthcare Limited (“Rune”). There are no future milestone payments owing to Rune under this agreement. If we receive approval to market and sell any products based on the Rune product concept for SPN-809, we will be obligated to pay royalties to Rune based on net sales worldwide in the low single digits.

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

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers. ASU 2014-09 will eliminate transaction- and industry-specific revenue recognition guidance under current GAAP and replace it with a principles-based approach for determining revenue recognition. ASU 2014-09 will require that companies recognize revenue based on the value of transferred goods or services as they occur in the contract. The ASU also will require additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016. Early adoption is not permitted. Entities can transition to the standard either retrospectively or as a cumulative effect adjustment as of the date of adoption. Presently, the Company is assessing what effect the adoption of ASU 2014-09 will have on our consolidated financial statements and accompanying notes.

In August 2014, the FASB issued Accounting Standards Update 2014-15 “Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-15”). The new standard requires management to perform interim and annual assessments of an entity’s ability to continue to meet its obligations as they become due within one year after the date that the financial statements are issued. ASU 2014-15 is effective for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted. We do not believe the adoption of the new standard will have a significant impact on our operations.

The Company has evaluated all other ASUs issued through the date the consolidated financials were issued and believes that the adoption of these will not have a material impact on the Company’s consolidated financial statements.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The primary objective of our investment activities is to preserve our capital to fund operations. We also seek to maximize income from our investments without assuming significant risk. Our exposure to market risk is confined to our cash, cash equivalents, marketable securities and long term marketable securities. As of March 31, 2015, we had unrestricted cash, cash equivalents, marketable securities and long term marketable securities of $92.2 million. We do not engage in any hedging activities against changes in interest rates. Because of the short-term maturities of our cash, cash equivalents and marketable securities and because we hold these securities to maturity, we do not believe that an increase in market rates would have any significant impact on the realized value of our investments. We do not have any currency or other derivative financial instruments other than the outstanding warrants to purchase common stock and the interest make-whole payment associated with our Notes.

We contract with contract research organizations and investigational sites globally. We may be subject to fluctuations in foreign currency rates in connection with these agreements, primarily with respect to Euro denominated contracts. We do not hedge our foreign currency exchange rate risk. A hypothetical 10% appreciation in Euro exchange rates against the U.S. dollar from prevailing market rates would have decreased our net income by approximately $13,000 for the three months ended March 31, 2015. Conversely, a hypothetical 10% depreciation in Euro exchange rates against the U.S. dollar from prevailing market rates would have increased our net income by approximately $13,000 for the three months ended March 31, 2015. We do not believe that inflation and changing prices over the three months ended March 31, 2015 and 2014 had a significant impact on our consolidated results of operations.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosures.

We conducted an evaluation, and under the supervision and with the participation of our management, including the CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(b) and 15d-15(b) under the Exchange Act. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2015.

Our management, including the CEO and CFO, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected.

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal control over financial reporting during the three months ended March 31, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Supernus Pharmaceuticals, Inc. v. Actavis, Inc., et al., C.A. Nos. 13-4740; 14-1981 (RMB)(JS) (D.N.J.)

We received a Paragraph IV Notice Letter against two of our Oxtellar XR Orange Book patents (United States Patent Nos. 7,722,898 and 7,910,131) from generic drug maker Watson Laboratories, Inc.—Florida (“WLF”) n/k/a Actavis Laboratories FL, Inc. (“Actavis Labs FL”) on June 26, 2013. On August 7, 2013, we filed a lawsuit against Actavis, Inc., Actavis Labs FL, Actavis Pharma, Inc., Watson Laboratories, Inc., and ANDA, Inc. (collectively “Actavis”) alleging infringement of United States Patent Nos. 7,722,898 and 7,910,131. We received a second Paragraph IV Notice Letter against our later-issued Oxtellar XR Orange Book Patent (United States Patent No. 8,617,600) on February 20, 2014. On March 28, 2014, we filed a second lawsuit against Actavis alleging infringement of United States Patent No. 8,617,600. We have since listed a fourth Orange Book patent, United States Patent No. 8,821,930. Our United States Patent Nos. 7,722,898, 7,910,131, 8,617,600, and 8,821,930 generally cover once-a-day oxcarbazepine formulations and methods of treating seizures using those formulations. The FDA Orange Book lists all four of our Oxtellar XR patents as expiring on April 13, 2027.

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

On September 25, 2013, Actavis answered the August 7, 2013 Complaint, denying the substantive allegations of that Complaint. One defendant, Actavis Labs FL, asserted Counterclaims seeking declaratory judgments of non-infringement and invalidity of United States Patent Nos. 7,722,898 and 7,910,131. On October 30, 2013, we filed a Reply, denying the substantive allegations of those Counterclaims. On April 30, 2014, Actavis answered the March 28, 2014 Complaint, denying the substantive allegations of that Complaint. Actavis Labs FL also asserted Counterclaims seeking declaratory judgments of non-infringement and invalidity of United Sates Patent No. 8,617,600. On June 4, 2014, we filed our Reply, denying the substantive allegations of those Counterclaims. On June 4, 2014, the District Court issued a consolidated scheduling order for both cases. In this consolidated case, fact discovery has closed and the case is proceeding through expert discovery.

Supernus Pharmaceuticals, Inc. v. Actavis, Inc., et al., C.A. Nos. 15-2499 (RMB)(JS) (D.N.J.)

We received a Paragraph IV Notice Letter against United States Patent No. 8,821,930 from Actavis Labs FL on February 21, 2015. On April 7, 2015, we filed a third lawsuit against Actavis, Inc., Actavis Labs FL, Actavis Pharma, Inc., Watson Laboratories, Inc., and ANDA, Inc. alleging infringement of United States Patent No. 8,821,930.

The Complaint—filed in the U.S. District Court for the District of New Jersey—alleges, inter alia, that Actavis infringed our Oxtellar XR patents by submitting to the FDA an ANDA seeking to market a generic version of Oxtellar XR prior to the expiration of United States Patent No. 8,821,930.

Actavis has not yet answered Supernus’s April 7, 2015 Complaint.

Supernus Pharmaceuticals, Inc. v. TWi Pharmaceuticals, Inc., et al., C.A. Nos. 15-369 (RMB)(JS) (D.N.J.)

We received a Paragraph IV Notice Letter against United States Patent Nos. 7,722,898, 7,910,131, 8,617,600, and 8,821,930 from generic drug maker TWi Pharmaceuticals, Inc. on December 9, 2014. On January 16, 2015, we filed a lawsuit against TWi Pharmaceuticals, Inc. and TWi International LLC (d/b/a TWi Pharmaceuticals USA) (collectively “TWi”) alleging infringement of United States Patent Nos. 7,722,898, 7,910,131, 8,617,600, and 8,821,930. Our United States Patent Nos. 7,722,898, 7,910,131, 8,617,600, and 8,821,930 generally cover once-a-day oxcarbazepine formulations and methods of treating seizures using those formulations. The FDA Orange Book lists all four of our Oxtellar XR patents as expiring on April 13, 2027.

The Complaint—filed in the U.S. District Court for the District of New Jersey—alleges, inter alia, that TWi infringed our Oxtellar XR patents by submitting to the FDA an ANDA seeking to market a generic version of Oxtellar XR prior to the expiration of our patents. Filing the Complaint within 45 days of receiving TWi’s Paragraph IV certification notice entitles Supernus to an automatic stay preventing the FDA from approving TWi’s ANDA for 30 months from the date of our receipt of the first Paragraph IV certification notice. On February 13, 2015, TWi answered the Complaint and TWi Pharmaceuticals, Inc. asserted Counterclaims seeking declaratory judgments of non-infringement and invalidity of United States Patent Nos. 7,722,898 and 7,910,131. The District Court issued a Scheduling Order on April 2, 2015.  This case is in its early stages.

Supernus Pharmaceuticals, Inc. v. Actavis, Inc., C.A. No. 14-6102 (SDW)(SCM) (D.N.J.)

We received three Paragraph IV Notice Letters against six Trokendi XR Orange Book patents, namely United States Patent Nos. 8,298,576, 8,298,580, 8,663,683, 8,877,248, 8,889,191, and 8,992,989 from generic drug maker Actavis Laboratories FL, Inc.  These patents cover once-a-day topiramate formulations and methods of treating seizures using those formulations.  On October 1, 2014, we initiated a lawsuit against Actavis, Inc., Actavis Laboratories FL, Inc., Actavis plc, Actavis Pharma, Inc., Watson Laboratories, Inc., and ANDA, Inc. (collectively “Actavis”); the lawsuit currently alleges infringement of all of the Trokendi XR Orange Book patents except US Patent No. 8,992,989.  Because the Actavis Laboratories FL, Inc. Paragraph IV Notice Letter related to this patent was only received on April 22, 2015, we are still in the process of assessing our infringement position in view of such Notice Letter.  The FDA Orange Book currently lists United States Patent No. 8,298,576 as expiring on March 18, 2029 and United States Patent Nos. 8,298,580, 8,663,683, 8,877,248, 8,889,191, and 8,992,989 as expiring on November 16, 2027.

This action for patent infringement—filed in the U.S. District Court for the District of New Jersey—alleges Actavis infringed five of the Trokendi XR patents by, inter alia, submitting to the FDA an ANDA seeking to market a generic version of Trokendi XR prior to the expiration of these patents.  Actavis answered these allegations with affirmative defenses and counterclaims of noninfringement and invalidity of the patents in suit.  Filing its October 1, 2014 Complaint within 45 days of receiving the first of three Actavis Laboratories FL, Inc. Paragraph IV Notice Letters entitles Supernus to an automatic stay preventing the FDA from approving Actavis’s ANDA for 30 months from the date of our receipt of such Notice Letter.

This case has been consolidated for pretrial purposes with two other actions pending in the District of New Jersey concerning infringement of the Trokendi XR Orange Book patents, those actions being C.A. No. 14-7272 (against Zydus Pharmaceuticals (USA) Inc. and Cadila Healthcare Limited) and also C.A. No. 15-326 (against Par Pharmaceutical Companies, Inc. and Par Pharmaceutical, Inc.).  A Rule 16 scheduling conference was held before Magistrate Judge Mannion on April,14, 2015, and it is expected that the Court will issue a Scheduling Order shortly in the consolidated action.

Supernus Pharmaceuticals, Inc. v. Zydus Pharmaceuticals (USA) Inc., C.A. No. 14-7272 (SDW)(SCM) (D.N.J.)

We received three Paragraph IV Notice Letters against six Trokendi XR Orange Book patents, namely United States Patent Nos. 8,298,576, 8,298,580, 8,663,683, 8,877,248, 8,889,191, and 8,992,989 from generic drug maker Zydus Pharmaceuticals (USA) Inc. These patents cover once-a-day topiramate formulations and methods of treating seizures using those formulations. On November 21, 2014, we initiated a lawsuit against Zydus Pharmaceuticals (USA) Inc. and Cadila Healthcare Limited (collectively “Zydus”); the lawsuit currently alleges infringement of all of the Trokendi XR Orange Book patents except US Patent No. 8,992,989.  Because the Zydus Pharmaceuticals (USA) Inc. Paragraph IV Notice Letter related to this patent was only received on April 22, 2015, we are still in the process of assessing our infringement position in view of such Notice Letter.  The FDA Orange Book currently lists United States Patent No. 8,298,576 as expiring on March 18, 2029 and United States Patent Nos. 8,298,580, 8,663,683, 8,877,248, 8,889,191 and 8,992,989 as expiring on November 16, 2027.

This action for patent infringement—filed in the U.S. District Court for the District of New Jersey—alleges Zydus infringed five of the Trokendi XR patents by, inter alia, submitting to the FDA an ANDA seeking to market a generic version of Trokendi XR prior to the expiration of these patents. Zydus answered these allegations with affirmative defenses and counterclaims of noninfringement and invalidity of the patents in suit.  Filing its November 21, 2014 Complaint within 45 days of receiving the first of three Paragraph IV Notice Letters from Zydus Pharmaceuticals (USA) Inc. entitles Supernus to an automatic stay preventing the FDA from approving Zydus’s ANDA for 30 months from the date of our receipt of such Notice Letter.

This case has been consolidated for pretrial purposes with two other actions pending in the District of New Jersey concerning infringement of the Trokendi XR Orange Book patents, those actions being C.A. No. 14-6102 (against Actavis, Inc., Actavis Laboratories FL, Inc., Actavis plc, Actavis Pharma, Inc., Watson Laboratories, Inc., and ANDA, Inc.) and also C.A. No. 15-326 (against Par Pharmaceutical Companies, Inc. and Par Pharmaceutical, Inc.).  A Rule 16 scheduling conference was held before Magistrate Judge Mannion on April,14, 2015, and it is expected that the Court will issue a Scheduling Order shortly in the consolidated action.

Supernus Pharmaceuticals, Inc. v. Par Pharmaceutical Companies, Inc., C.A. No. 15-326 (SDW)(SCM) (D.N.J.)

We received three Paragraph IV Notice Letters against six Trokendi XR Orange Book patents, namely United States Patent Nos. 8,298,576, 8,298,580, 8,663,683, 8,877,248, 8,889,191, and 8,992,989 from generic drug maker Par Pharmaceutical, Inc.  These patents cover once-a-day topiramate formulations and methods of treating seizures using those formulations.  On January 16, 2015, we initiated a lawsuit against Par Pharmaceutical, Inc. and Par Pharmaceutical Companies, Inc. (collectively “Par”); the lawsuit currently alleges infringement of all of the Trokendi XR Orange Book patents except US Patent No. 8,992,989.  Because the Par Pharmaceutical, Inc. Paragraph IV Notice Letter related to this patent was only received on April 22, 2015, we are still in the process of assessing our infringement position in view of such Notice Letter.  The FDA Orange Book currently lists United States Patent No. 8,298,576 as expiring on March 18, 2029 and United States Patent Nos. 8,298,580, 8,663,683, 8,877,248, 8,889,191, and 8,992,989 as expiring on November 16, 2027.

This action for patent infringement—filed in the U.S. District Court for the District of New Jersey—alleges Par infringed five of the Trokendi XR patents by, inter alia, submitting to the FDA an ANDA seeking to market a generic version of Trokendi XR prior to the expiration of these patents. Par answered these allegations with affirmative defenses and counterclaims of noninfringement and invalidity of the patents in suit. Filing its January 16, 2015 Complaint within 45 days of receiving the first of three Paragraph IV Notice Letters from Par Pharmaceutical, Inc. entitles Supernus to an automatic stay preventing the FDA from approving Par’s ANDA for 30 months from the date of our receipt of such Notice Letter.

This case has been consolidated for pretrial purposes with two other actions pending in the District of New Jersey concerning infringement of the Trokendi XR Orange Book patents, those actions being C.A. No. 14-6102 (against Actavis, Inc., Actavis Laboratories FL, Inc., Actavis plc, Actavis Pharma, Inc., Watson Laboratories, Inc., and ANDA, Inc.) and also C.A. No. 14-7272 (against Zydus Pharmaceuticals (USA) Inc. and Cadila Healthcare Limited).  A Rule 16 scheduling conference was held before Magistrate Judge Mannion on April,14, 2015, and it is expected that the Court will issue a Scheduling Order shortly in the consolidated action.

Item 1A. Risk Factors

Any investment in our business involves a high degree of risk. Before making an investment decision, you should carefully consider the information we include in this Quarterly Report on Form 10-Q, including our condensed consolidated financial statements and related notes, and the additional information in the other reports we file with the Securities and Exchange Commission along with the risks described in our Annual Report on Form 10-K for the year ended December 31, 2014. These risks may result in material harm to our business and our financial condition and results of operations. In this event, the market price of our common stock may decline and you could lose part or all of your investment.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)                                 Sales of Unregistered Securities.

During the three months ended March 31, 2015, the Company granted options to employees to purchase an aggregate of 866,300 shares of common stock at an exercise price ranging from $9.13 to $11.46 per share.  The options are exercisable for a period of ten years from the grant date.  These issuances were exempt from registration in reliance on Section 4(a)(2) of the Securities Act as transactions not involving any public offering.

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

SUPERNUS PHARMACEUTICALS, INC.

DATED: May 6, 2015	By:	/s/ Jack A. Khattar
Jack A. Khattar
President, Secretary and Chief Executive Officer

DATED: May 6, 2015	By:	/s/ Gregory S. Patrick
Gregory S. Patrick
Vice President and Chief Financial Officer

EXHIBIT INDEX

Number	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document