Form 10-Q
period 2015-06-30
SUPERNUS PHARMACEUTICALS INC
filed 2015-08-07
CIK 1356576

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of the close of business on August 3, 2015 was 48,446,269.

SUPERNUS PHARMACEUTICALS, INC.

FORM 10-Q — QUARTERLY REPORT

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2015

PART I — FINANCIAL INFORMATION

Supernus Pharmaceuticals, Inc.

Consolidated Balance Sheets

(in thousands, except share amounts)

	June 30,	December 31,
	2015	2014
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$33,110	$36,396
Marketable securities	36,681	37,940
Accounts receivable, net	17,900	17,270
Inventories, net	13,592	13,441
Prepaid expenses and other current assets	4,457	3,845
Total current assets	105,740	108,892
Long term marketable securities	33,488	19,816
Property and equipment, net	2,908	2,448
Intangible assets, net	11,597	5,434
Other non-current assets	435	918

Total assets	$154,168	$137,508

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,518	$1,863
Accrued expenses	31,753	25,487
Deferred licensing revenue	143	143
Total current liabilities	36,414	27,493
Deferred licensing revenue, net of current portion	1,202	1,274
Convertible notes, net of discount	8,762	26,947
Other non-current liabilities	3,355	3,876
Derivative liabilities	2,070	6,564
Total liabilities	51,803	66,154

Stockholders’ equity:
Common stock, $0.001 par value, 130,000,000 shares authorized at June 30, 2015 and December 31, 2014; 48,444,821 and 42,974,463 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	48	43
Additional paid-in capital	258,202	230,122
Accumulated other comprehensive loss	(151)	(154)
Accumulated deficit	(155,734)	(158,657)
Total stockholders’ equity	102,365	71,354

Total liabilities and stockholders’ equity	$154,168	$137,508

See accompanying notes.

Supernus Pharmaceuticals, Inc.

Consolidated Statements of Operations

(in thousands, except share and per share data)

	Three Months ended June 30,		Six Months ended June 30,
	2015	2014	2015	2014
	(unaudited)		(unaudited)
Revenue
Net product sales	$34,266	$27,609	$62,363	$36,604
Licensing revenue	786	2,066	822	2,152

Total revenue	35,052	29,675	63,185	38,756

Costs and expenses
Cost of product sales	1,762	1,661	3,380	2,155
Research and development	6,878	4,677	10,561	9,159
Selling, general and administrative	23,336	19,581	42,737	37,109

Total costs and expenses	31,976	25,919	56,678	48,423

Operating income (loss)	3,076	3,756	6,507	(9,667)

Other income (expense)
Interest income	137	85	250	187
Interest expense	(331)	(1,278)	(712)	(2,485)
Changes in fair value of derivative liabilities	1	678	(48)	1,355
Loss on extinguishment of debt	(241)	(39)	(2,375)	(1,732)
Other income	25	—	25	—

Total other income (expense)	(409)	(554)	(2,860)	(2,675)

Earnings (loss) before income taxes	2,667	3,202	3,647	(12,342)

Income tax expense	662	—	724	—

Net income (loss)	$2,005	$3,202	$2,923	$(12,342)

Income (loss) per common share:
Basic	$0.04	$0.08	$0.06	$(0.30)
Diluted	$0.03	$0.08	$0.06	$(0.30)

Weighted-average number of common shares:
Basic	47,911,932	42,056,285	46,246,866	41,595,232
Diluted	52,273,549	42,372,137	47,687,992	41,595,232

See accompanying notes.

Supernus Pharmaceuticals, Inc.

Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

	Three Months ended June 30,		Six Months ended June 30,
	2015	2014	2015	2014
	(unaudited)		(unaudited)

Net income (loss)	$2,005	$3,202	$2,923	$(12,342)
Other comprehensive (loss) income:
Unrealized net (loss) gain on marketable securities	(86)	—	3	1
Other comprehensive (loss) income:	(86)	—	3	1

Comprehensive income (loss)	$1,919	$3,202	$2,926	$(12,341)

See accompanying notes.

Supernus Pharmaceuticals, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Six Months ended June 30,
	2015	2014
	(unaudited)
Cash flows from operating activities
Net income (loss)	$2,923	$(12,342)

Adjustments to reconcile income (loss) from continuing operations to net cash provided by (used in) operating activities:
Loss on extinguishment of debt	2,375	1,732
Change in fair value of derivative liability	48	(1,355)
Unrealized gain on marketable securities	3	1
Depreciation and amortization	431	460
Amortization of deferred financing costs and debt discount	524	1,087
Share-based compensation expense	2,020	1,319
Changes in operating assets and liabilities:
Accounts receivable	(630)	(5,800)
Inventories	(151)	(2,949)
Prepaid expenses and other assets	(738)	(1,019)
Accounts payable	2,655	(1,329)
Accrued expenses	6,266	2,059
Deferred product revenue, net	—	(7,882)
Deferred licensing revenue	(72)	(133)
Other non-current liabilities	(482)	107
Net cash provided by (used in) operating activities	15,172	(26,044)

Cash flows from investing activities
Purchases of marketable securities	(34,274)	(19,902)
Sales and maturities of marketable securities	21,862	27,093
Purchases of property and equipment, net	(777)	(381)
Deferred legal fees	(6,278)	(2,040)
Net cash (used in) provided by investing activities	(19,467)	4,770

Cash flows from financing activities
Proceeds from issuance of common stock	1,009	251
Cash settlement of debt to equity conversion	—	(1)
Net cash provided by financing activities	1,009	250

Net change in cash and cash equivalents	(3,286)	(21,024)
Cash and cash equivalents at beginning of period	36,396	32,980
Cash and cash equivalents at end of period	$33,110	$11,956

Supplemental cash flow information:
Cash paid for interest	$504	$1,502

Noncash financial activity:
Conversion of convertible notes and interest make-whole	$25,056	$10,676

See accompanying notes.

Supernus Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements

For the Three and Six Months ended June 30, 2015 and 2014
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

As permitted under Generally Accepted Accounting Principles in the United States (U.S. GAAP), certain notes and other information have been omitted from the interim unaudited consolidated financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 filed with the SEC.

In the opinion of management, the consolidated financial statements reflect all adjustments necessary to fairly present the Company’s financial position, results of operations, and cash flows for the periods presented. These adjustments are of a normal recurring nature.  The Company currently operates in one business segment.

The results of operations for the three and six months ended June 30, 2015 are not necessarily indicative of the Company’s future financial results.

Accounts Receivable, net

Accounts receivable are reported in the consolidated balance sheets at outstanding amounts, less an allowance for doubtful accounts and discounts. The Company extends credit without requiring collateral. The Company writes off uncollectible receivables when the likelihood of collection is remote. The Company evaluates the collectability of accounts receivable on a regular basis. An allowance, when needed, is based upon various factors including the financial condition and payment history of customers, an overall review of collections experience on other accounts, and economic factors or events expected to affect future collections experience. No accounts have been written off in 2015 and 2014. The Company recorded an allowance of approximately $4.9 million and $4.1 million for estimated sales discounts as of June 30, 2015 and December 31, 2014, respectively.

Revenue Recognition

Revenue from product sales is recognized when persuasive evidence of an arrangement exists; delivery has occurred and title to the product and associated risk of loss has passed to the customer; the price is fixed or determinable; collection from the customer has been reasonably assured; all performance obligations have been met; and returns and allowances can be reasonably estimated.  Product sales are recorded net of estimated rebates, chargebacks, discounts, co-pay assistance and other deductions as well as estimated product returns (collectively, “sales deductions”).

Our products are distributed through wholesalers and pharmaceutical distributors. Each of these wholesalers and distributors will take title and ownership to the product upon physical receipt of the product and then distribute our products to pharmacies. For the three and six months ended June 30, 2015, the revenue for Oxtellar XR and Trokendi XR was recognized contemporaneously upon shipment of finished product to wholesalers, net of allowances for estimated sales deductions and returns.

Beginning in the second quarter of 2014, the Company began recognizing revenue for Trokendi XR, net of estimated sales deductions, at the time of shipments to wholesalers.  Prior to this change in accounting estimate, the Company recognized revenue for
Trokendi XR once delivery had occurred and all sales deductions were known or reasonably estimated. The effect of this change was to increase net product sales by $15.4 million and cost of product sales by $0.9 million for the three and six month periods ended June 30, 2014.

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

Milestone Payments

Milestone payments on licensing agreements are recognized as revenue when the collaborative partner acknowledges completion of the milestone and substantive effort was necessary to achieve the milestone. Management may recognize revenue contingent upon the achievement of a milestone in its entirety in the period in which the milestone is achieved only if the milestone meets all the criteria to be considered substantive.  The Company recorded $750,000 of milestone revenue during the three and six months ended June 30, 2015 and $2.0 million of milestone revenue during the three and six months ended June 30, 2014.

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

Recently Issued Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2015-05, “Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement.”  This ASU provides guidance about whether a cloud computing arrangement includes a software license.  If a cloud computing arrangement includes a software license, then the software license element of the arrangement is consistent with the acquisition of other software licenses.  If a cloud computing arrangement does not include a software license, then it should account for the arrangement as a service contract.  The amendments in this ASU are effective for financial statements issued for annual periods, including interim periods within those annual periods, beginning after December 15, 2015.  The Company has elected to early adopt the amendment.

In April 2015, the FASB issued ASU No. 2015-03, “Simplifying the Presentation of Debt Issuance Costs.” This ASU more closely aligns the treatment of debt issuance costs with debt discounts and premiums and requires debt issuance costs be presented as a direct deduction from the carrying amount of the related debt. The amendments in this ASU are effective for financial statements issued for fiscal years beginning after December 15, 2015 and interim periods within those fiscal years. This guidance should be applied on a retrospective basis and the Company will be required to comply with the applicable disclosures for a change in accounting principle. Presently, the Company is assessing what effect the adoption of ASU 2015-03 will have on our consolidated financial statements and accompanying notes.

In August 2014, the FASB issued ASU No. 2014-15 “Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern”. The new standard requires management to perform interim and annual assessments of an entity’s ability to continue to meet its obligations as they become due within one year after the date that the financial statements are issued. ASU 2014-15 is effective for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted. We do not believe the adoption of the new standard will have a significant impact on our operations.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. ASU 2014-09 will eliminate transaction- and industry-specific revenue recognition guidance under current GAAP and replace it with a principles-based approach for determining revenue recognition. ASU 2014-09 will require that companies recognize revenue based on the value of transferred goods or services as they occur in the contract. The ASU also will require additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016. The FASB has voted to approve a one-year deferral, changing the effective date to annual reporting periods beginning after December 15, 2017, with early adoption being permitted for periods ending after December 15, 2016.  Earlier adoption is not permitted. Entities can transition to the standard either retrospectively or as a cumulative effect adjustment as of the date of adoption. Presently, the Company is assessing what effect the adoption of ASU 2014-09 will have on our consolidated financial statements and accompanying notes.

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

	Fair Value Measurements at
	June 30, 2015
	(unaudited)
			Significant
	Total Carrying	Quoted Prices	Other	Significant
	Value at	in Active	Observable	Unobservable
	June 30,	Markets	Inputs	Inputs
	2015	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and cash equivalents	$33,110	$33,110	$—	$—
Marketable securities	36,681	—	36,681	—
Long term marketable securities	33,488	—	33,488	—
Marketable securities - restricted (SERP)	267	—	267	—
Total assets at fair value	$103,546	$33,110	$70,436	$—

Liabilities:
Derivative liabilities	$2,070	$—	$—	$2,070

	Fair Value Measurements at
	December 31, 2014
			Significant
	Total Carrying	Quoted Prices	Other	Significant
	Value at	in Active	Observable	Unobservable
	December 31,	Markets	Inputs	Inputs
	2014	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and cash equivalents	$36,396	$36,396	$—	$—
Marketable securities	37,940	—	37,940	—
Long term marketable securities	19,816	—	19,816	—
Marketable securities - restricted (SERP)	305	—	305	—
Total assets at fair value	$94,457	$36,396	$58,061	$—

Liabilities:
Derivative liabilities	$6,564	$—	$—	$6,564

The fair value of the restricted marketable securities is included within other non-current assets in the consolidated balance sheets.

The Company’s Level 1 assets include money market funds and U.S. Treasury and government agency debt securities with quoted prices in active markets.

Level 2 assets include the SERP (Supplemental Executive Retirement Plan) assets, commercial paper and investment grade corporate bonds and other fixed income securities.

Level 3 liabilities include the estimated fair value of the interest make-whole liability associated with the Company’s 7.50% Convertible Senior Secured Notes due 2019 (the Notes) and outstanding warrants to purchase Common Stock, which are recorded as derivative liabilities.

The fair value of the interest make-whole liability of the Notes was calculated using a binomial-lattice model with the following key assumptions as of June 30, 2015, unaudited:

Volatility	45%
Stock Price as of June 30, 2015	$16.98 per share
Credit Spread	1522 bps
Term	1.8 years
Dividend Yield	0.0%

The fair value of the common stock warrant liability was calculated using a Black-Scholes model with the following assumptions as of June 30, 2015, unaudited:

Exercise Price	$4.00 - $5.00 per share
Volatility	65%
Stock Price as of June 30, 2015	$16.98 per share
Term	5.6 - 6.5 years
Dividend Yield	0.0%
Risk-Free Rate	1.8% -2.1%

Significant changes to these assumptions could result in increases/decreases to the fair value of the derivative liabilities.

Changes in the fair value of the warrants and the interest make-whole liability are recognized as a component of Other Income (Expense) in the Consolidated Statements of Operations. The following table presents information about the Company’s Level 3 liabilities as of December 31, 2014 and June 30, 2015 that are included in the Non-Current Liabilities section of the Consolidated Balance Sheets, in thousands:

Six Months ended
June 30,
2015
(unaudited)

Balance at December 31, 2014	$6,564

Changes in fair value of derivative liabilities included in earnings	48
Reduction due to conversion of debt to equity	(4,542)

Balance at June 30, 2015	$2,070

The carrying value, face value and estimated fair value of the Notes was approximately $8.8 million, $10.7 million and $36.1 million, respectively, as of June 30, 2015. The fair value was estimated based on actual trade information as well as quoted prices provided by bond traders, which would be characterized within Level 2 of the fair value hierarchy. This fair value amount gives recognition to the value of the interest make-whole liability and the value of the conversion option. These items have been accounted for as derivative liabilities and additional paid-in-capital, respectively.

The carrying amounts of other financial instruments, including accounts receivable, accounts payable and accrued expenses approximate fair value due to their short-term maturities.

Unrestricted marketable securities held by the Company were as follows, in thousands:

At June 30, 2015 (unaudited):

Available for Sale	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate debt securities	$70,320	$10	$(161)	$70,169

At December 31, 2014:

Available for Sale	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate debt securities	$57,910	$4	$(158)	$57,756

The contractual maturities of the unrestricted available for sale marketable securities held by the Company were as follows, in thousands:

June 30,
2015
(unaudited)
Less Than 1 Year	$36,681
1-5 years	33,488
Greater Than 5 Years	—
Total	$70,169

The Company has not experienced any other-than-temporary losses on its marketable securities and restricted marketable securities. The cost of securities sold is calculated using the specific identification method.

4.  Inventories

Inventories consist of the following, in thousands:

	June 30,	December 31,
	2015	2014
	(unaudited)

Raw materials	$2,363	$2,491
Work in process	4,040	6,328
Finished goods	7,189	4,622
	$13,592	$13,441

5.  Property and Equipment

Property and equipment consist of the following, in thousands:

	June 30,	December 31,
	2015	2014
	(unaudited)

Computer equipment	$992	$862
Software	333	254
Lab equipment and furniture	5,603	5,194
Leasehold improvements	2,587	2,428
	9,515	8,738
Less accumulated depreciation and amortization	(6,607)	(6,290)
	$2,908	$2,448

Depreciation expense on property and equipment was approximately $160,000 and $317,000 for the three and six months ended June 30, 2015 and $176,000 and $345,000 for the three and six months ended June 30, 2014.

6.  Intangible Assets

The Company purchased certain patents from Shire Laboratories, Inc. pursuant to a 2005 purchase agreement. These patents are being amortized over the weighted average life of the patents purchased in that transaction. Deferred legal fees have been incurred in connection with litigation related to patents for Oxtellar XR and Trokendi XR (see Part II, Item I—Legal Proceedings in this Quarterly Report on Form 10-Q). The following sets forth the gross carrying amount and related accumulated amortization of these intangible assets, in thousands:

		June 30, 2015
		(unaudited)		December 31, 2014
	Weighted-	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Average Life	Amount	Amortization	Amount	Amortization

Purchased patents	10.0	$2,292	$2,182	$2,292	$2,067
Deferred legal fees		$11,487	$—	$5,209	$—

Deferred legal fees will be capitalized as part of the patents upon successful outcome of the on-going litigation related to these patents, at which point amortization of those costs will begin. If the Company is unsuccessful, the deferred legal fees will be expensed at that time. Four U.S. patents have been issued covering Oxtellar XR and six U.S. patents have been issued covering Trokendi XR, with the patents expiring no earlier than 2027.

Amortization expense associated with purchased patents was approximately $57,000 for each of the three months ended June 30, 2015 and 2014 and was approximately $115,000 for each of the six months ended June 30, 2015 and 2014. The estimated annual aggregate amortization expense through December 31, 2015 is $229,000. The net book value of intangible assets as of June 30, 2015 was approximately $11.6 million and December 31, 2014 was approximately $5.4 million.

There were no indicators of impairment identified at June 30, 2015 or December 31, 2014.

7.  Accrued Liabilities

Accrued Liabilities are comprised of the following, in thousands:

	June 30,	December 31,
	2015	2014
	(unaudited)

Accrued sales deductions	$14,114	$8,461
Accrued compensation	6,493	5,829
Accrued professional fees	4,461	2,049
Accrued product costs	2,813	3,014
Accrued clinical trial and clinical supply costs	715	2,942
Accrued sales and marketing expenses	650	1,017
Accrued interest expense	322	639
Other accrued liabilities	2,185	1,536
	$31,753	$25,487

8.   Convertible Senior Secured Notes

The table below summarizes activity related to the Notes from issuance on May 3, 2013 through June 30, 2015, in thousands:

Gross proceeds	$90,000
Initial value of interest make-whole derivative reported as debt discount	(9,270)
Conversion option reported as debt discount and APIC	(22,336)
Conversion of debt to equity - principal	(53,941)
Conversion of debt to equity - accretion of debt discount	17,926
Accretion of debt discount	4,568
December 31, 2014 carrying value	26,947

Conversion of debt to equity - principal	(25,335)
Conversion of debt to equity - accretion of debt discount	6,669
Accretion of debt discount	481
June 30, 2015 carrying value, unaudited	$8,762

During the six month period ended June 30, 2015, approximately $25.3 million of the Notes were presented to the Company for conversion. Accordingly, the Company issued approximately 4.8 million shares of common stock in conversion of the principal amount of the Notes.  The Company issued an additional 0.5 million shares of common stock in settlement of the interest make-whole provision related to the converted Notes.  As a result of the conversions, the Company incurred a loss of approximately $2.4 million on extinguishment of debt during the six months ended June 30, 2015, which is included as a separate component of other income (expense) on the consolidated statement of operations.  During the six month period ended June 30, 2014, as a result of approximately $9.7 million in note conversions, the Company incurred a loss of approximately $1.7 million on extinguishment of debt.

9. Summary Stockholders’ Equity

The following summary table provides details related to the activity in certain captions within Stockholders’ Equity for the six month period ended June 30, 2015, in thousands.

	Common Stock	Additional Paid-in Capital
	(unaudited)

Balance, December 31, 2014	$43	$230,122
Share-based compensation	—	2,020
Issuance of ESPP shares	—	324
Exercise of stock options	—	685
Equity issued on note conversion	5	25,051
Balance, June 30, 2015	$48	$258,202

10. Share-Based Payments

The Company has adopted the Supernus Pharmaceuticals, Inc. 2012 Equity Incentive Plan (the 2012 Plan), which is stockholder approved, and provides for the grant of stock options and certain other awards, including stock appreciation rights (SAR), restricted and unrestricted stock, stock units, performance awards, cash awards and other awards that are convertible into or otherwise based on the Company’s common stock, to the Company’s key employees, directors, and consultants and advisors. The 2012 Plan is administered by the Company’s Board of Directors and provides for the issuance of up to 4,000,000 shares of the Company’s Common Stock upon the exercise of stockawards. Option awards are granted with an exercise price equal to the estimated fair value of the Company’s Common Stock at the grant date; those option awards generally vest in four annual installments, starting on the first anniversary of the date of grant and have ten year contractual terms. Share-based compensation recognized related to the grant of employee and non-employee stock options, SAR, potential Employee Stock Purchase Plan (ESPP) awards and non-vested stock was as follows, in thousands:

	Three Months ended June 30,		Six Months ended June 30,
	2015	2014	2015	2014
	(unaudited)		(unaudited)

Research and development	$206	$179	$410	$362
Selling, general and administrative	912	473	1,610	957
Total	$1,118	$652	$2,020	$1,319

The following table summarizes stock option and SAR activity:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)

Outstanding, December 31, 2014	2,080,749	$7.93	8.04
Granted (unaudited)	892,500	$9.33
Exercised (unaudited)	(165,733)	$4.13
Forfeited or expired (unaudited)	(121,603)	$8.56
Outstanding, June 30, 2015 (unaudited)	2,685,913	$8.60	8.34

As of December 31, 2014:
Vested and expected to vest	2,041,026	$7.91	8.03
Exercisable	626,548	$6.40	6.91

As of June 30, 2015:
Vested and expected to vest (unaudited)	2,625,969	$8.59	8.32
Exercisable (unaudited)	856,008	$7.80	7.32

11.  Earnings per Share

Basic income (loss) per common share is determined by dividing income (loss) attributable to common stockholders by the weighted-average number of common shares outstanding during the period, without consideration of common stock equivalents. Diluted income (loss) per share is computed by dividing the income (loss) attributable to common stockholders by the weighted-average number of common share equivalents outstanding for the period. The treasury stock method is used to determine the dilutive effect of the Company’s stock option grants, SARs, and warrants, and the if-converted method is used to determine the dilutive effect of the Company’s Notes.  The assumed conversion of the Notes would result in a loss on extinguishment of debt which would cause a net loss in the three months ended June 30, 2014 and the six months ended June 30, 2015 and June 30, 2014; thus, the effect would be anti-dilutive.  The following common stock equivalents were excluded in the calculation of diluted income (loss) per share because their effect would be anti-dilutive as applied to the income (loss) from continuing operations applicable to common stockholders for the three and six months ended June 30, 2015 and 2014:

	Three Months ended June 30,		Six Months ended June 30,
	2015	2014	2015	2014
	(unaudited)		(unaudited)

Shares underlying Convertible Senior Secured Notes	—	7,548,143	2,791,624	7,733,266
Warrants to purchase common stock	28,613	20,571	25,950	20,928
Stock options, stock appreciation rights, and non-vested stock options	—	—	—	259,478

The following table sets forth the computation of basic and diluted net income per share for the three and six months ended June 30, 2015 and 2014, in thousands, except share and per share amounts:

	Three Months ended June 30,		Six Months ended June 30,
	2015	2014	2015	2014
	(unaudited)		(unaudited)
Numerator, in thousands:
Net income (loss) used for calculation of basic EPS	$2,005	$3,202	$2,923	$(12,342)

Interest expense on convertible debt	331	—	—	—
Changes in fair value of derivative liabilities	(195)	—	—	—
Loss on extinguishment of outstanding debt	241	—	—	—
Loss on extinguishment of outstanding debt, as if converted	(553)	—	—	—
Total adjustments	(176)	—	—	—
Net income (loss) used for calculation of diluted EPS	$1,829	$3,202	$2,923	$(12,342)

Denominator:
Weighted average shares outstanding, basic	47,911,932	42,056,285	46,246,866	41,595,232

Effect of dilutive potential common shares:
Shares underlying Convertible Senior Secured Notes	2,417,586	—	—	—
Shares issuable to settle interest make-whole derivatives	246,105	—	—	—
Stock options, stock appreciation rights, and non-vested stock options	1,697,926	315,852	1,441,126	—
Total potential dilutive common shares	4,361,617	315,852	1,441,126	—
Weighted average shares outstanding, diluted	52,273,549	42,372,137	47,687,992	41,595,232

Net income (loss) per share, basic	$0.04	$0.08	$0.06	$(0.30)
Net income (loss) per share, diluted	$0.03	$0.08	$0.06	$(0.30)

12. Income Taxes

During the three and six months ended June 30, 2015, the Company had pre-tax income of $2.7 million and $3.6 million, respectively. The provision for Federal and state income taxes related to the pre-tax income has been largely offset by the utilization of available net operating loss carryforwards (NOL’s). Accordingly, the Company reduced its valuation allowance against its deferred tax assets and recognized an income tax expense for the jurisdictions that did not have sufficient NOL’s to offset the expected tax expense.

During the three months ended June 30, 2015, the Company recorded $0.7 million of current tax expense related to an increase in our reserve for an uncertain tax position related to the Alternative Minimum Tax.

13. Commitments and Contingencies

The Company has concurrent leases for office and lab space that extend through April 2020. The Company may elect to extend the term of the leases for an additional five-year term. The leases provide for a tenant improvement allowance of approximately $2.1 million in aggregate. During the three and six months ended June 30, 2015, $0.2 million of the allowance was utilized and is included in fixed assets and deferred rent.  During the three and six months ended June 30, 2014, $0.1 million of the allowance was utilized.  As of June 30, 2015, $0.5 million remains available for tenant improvements. Rent expense for the leased facilities and leased vehicles for the three and six months ended June 30, 2015 was approximately, $0.6 million, and $1.2 million, respectively. Rent expense for the leased facilities and leased vehicles for the three and six months ended June 30, 2014 was approximately, $0.5 million, and $1.0 million, respectively.

Future minimum lease payments under non-cancelable operating leases as of June 30, 2015 are as follows, in thousands:

Year ending December 31:
2015 (remaining)	$919
2016	1,379
2017	1,291
2018	1,314
Thereafter	1,795
$6,698

The Company has obtained exclusive licenses from third parties for proprietary rights to support the product candidates in the Company’s psychiatry portfolio. Under license agreements with Afecta Pharmaceuticals, Inc. (Afecta), the Company has an exclusive option to evaluate Afecta’s CNS pipeline and to obtain exclusive worldwide rights to selected product candidates, including an exclusive license to SPN-810. The Company does not owe any future milestone payments for SPN-810. The Company is obligated to pay royalties to Afecta based on worldwide net sales of each of these products in the low-single digits.

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

14. Collaboration Agreements

United Therapeutics

The Company has a license agreement with United Therapeutics Corporation to use one of its proprietary technologies for an oral formulation of Remodulin for the treatment of pulmonary arterial hypertension and potentially for additional indications. Through June 30, 2015, the Company has received $3.5 million in milestone payments under the agreement.  During 2014, we entered into a Royalty Interest Acquisition Agreement with HC Royalty.  Pursuant to this Agreement, HC Royalty made a $30.0 million cash payment to the Company in consideration for acquiring from the Company certain royalty and milestone rights related to the commercialization of Orenitram (treprostinil) Extended-Release Tablets.  We will retain full ownership of the royalty rights after a certain threshold has been reached per the terms of the Agreement.  There was no revenue generated in the three and six months ended June 30, 2015. The revenue generated in the three and six months ended June 30, 2014 was $2.0 million for a milestone payment.  As of June 30, 2015 and December 31, 2014 there are no receivables or payables related to the collaboration with United Therapeutics Corporation.

Stendhal Licenses

In August 2011, we executed a Development and Licensing Agreement with Especificos Stendhal, S.A., DE C.V. (Stendhal) that provided Stendhal an exclusive license to our licensed intellectual property underlying our Oxtellar XR product in Mexico, Venezuela, Colombia and other select markets in Central and South America. The agreement included the right to our patents, proprietary information, and know-how of our drug-delivery technology and pharmaceutical product underlying our Oxtellar XR product. Stendhal is responsible for all costs associated with clinical development, approval, commercialization and distribution of the product in the defined territory, which may be expanded upon certain events. We have received $1.5 million from Stendhal, which was recognized as revenue on a straight-line basis over the substantive obligation period. As of June 30, 2015, this up-front payment had been fully recognized as revenue. We may receive up to $1.5 million in additional milestone payments, based on certain regulatory and commercial milestones defined in the agreement.

In September 2012, the Company executed a Development and Licensing Agreement (Stendhal License Agreement) with Stendhal that provided Stendhal with an exclusive license of the Company’s licensed intellectual property underlying the Trokendi XR product in the defined territory. The license included the right to the Company’s patents, proprietary information, and know-how of the Company’s drug-delivery technology and pharmaceutical product underlying its Trokendi XR product. Stendhal is responsible for all costs associated with clinical development, approval, commercialization and distribution of the product in the defined territory. The Company received $1.8 million that is being recognized as revenue on a straight-line basis over its substantive obligation period of twelve years. As of June 30, 2015, approximately $1.3 million of this amount was recorded as deferred revenue of which $0.1 million was current and $1.2 million was non-current. The Company monitors this estimate on a quarterly basis to determine if facts and circumstances may have changed that would require a prospective adjustment to the recognition period. The Company may receive up to an additional $1.8 million in future milestone payments, based on certain milestones defined in the Stendhal License Agreement.

The licensing revenue generated from Stendhal in the six months ended June 30, 2015 and June 30, 2014 was $0.8 million and $0.1 million, respectively.  As of June 30, 2015 and December 31, 2014, there is $1.3 million and $1.4 million, respectively, in deferred licensing revenue included in the balance sheet.  There were de minimis amounts of product revenue for the six months ended June 30, 2015 and 2014. There is a combined amount of $0.8 million of milestone and product receivables at June 30, 2015 and a de minimis amount of receivables at December 31, 2014.

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

Overview

We are a specialty pharmaceutical company focused on developing and commercializing products for the treatment of central nervous system (CNS) diseases. In 2013, we launched Oxtellar XR (extended-release oxcarbazepine) and Trokendi XR (extended-release topiramate), our two novel treatments for patients with epilepsy.

In addition, we are developing multiple product candidates in psychiatry to address the large unmet medical need and market opportunity for the treatment of attention deficit hyperactivity disorder (ADHD), and with SPN-810 specifically, addressing impulsive aggression in patients who have ADHD and who are being treated with standard ADHD treatment, an indication area for which there is currently no approved product.

The table below summarizes our current pipeline of novel products and product candidates.

Product	Indication	Status
Oxtellar XR	Epilepsy	Launched
Trokendi XR	Epilepsy	Launched
SPN-810	Impulsive Aggression*	Phase III expected in 4Q2015
SPN-812	ADHD	Phase IIb expected in 4Q2015
SPN-809	Depression	Active IND

*  Initial program will be in patients with ADHD, with a plan to follow on in other possible indications, such as autism and bipolar disorder.

We are continuing to expand our intellectual property portfolio to provide additional protection for our technologies, products, and product candidates. We currently have four U.S. patents issued covering Oxtellar XR and six U.S. patents issued covering Trokendi XR, with the patents expiring no earlier than 2027 for each product.

Marketed Products.  Oxtellar XR and Trokendi XR are the first once-daily extended release oxcarbazepine and topiramate products indicated for patients with epilepsy in the U.S. market. These products differ from the immediate release products by offering convenient once-daily dosing and unique pharmacokinetic profiles that can have very positive clinical effects for some patients with epilepsy. We believe a once-daily dosing regimen improves adherence, making it more probable that patients maintain sufficient levels of medication in their bloodstream to protect against seizures. In addition, the unique smooth and steady pharmacokinetic profiles of our once-daily formulations avoid the peak to trough blood level fluctuations that are typically associated with immediate release products which result in increased adverse events or more symptomatic side effects and decreased efficacy. In a retrospective medical chart review of 200 patients treated with immediate release oxcarbazepine versus Oxtellar XR, the patients taking Oxtellar XR showed a significantly lower rate of inpatient hospitalization stays, lower rate of emergency department visits, and a higher rate of medication adherence.

Trokendi XR

Trokendi XR is the first once-daily extended release topiramate product indicated for patients with epilepsy in the U.S. market, designed to improve patient adherence and to show a better pharmacokinetic profile than  the current immediate release products, which must be taken multiple times per day. Trokendi XR’s pharmacokinetic profile results in lower peak plasma concentrations, higher trough plasma concentrations, and slower plasma input rate. This results in smoother and more consistent blood levels of topiramate than immediate release topiramate formulations can deliver. We believe that such a profile mitigates blood level fluctuations that are frequently associated with many of the symptomatic side effects or breakthrough seizures that patients can suffer when taking immediate release products. Side effects can lead patients to skip doses, whereupon the increased non-adherence could place them at higher risk for breakthrough seizures.

Oxtellar XR

Oxtellar XR is the only once-daily extended release oxcarbazepine product indicated for the treatment of patients with epilepsy in the U.S. as an adjunctive therapy. With its novel pharmacokinetic profile showing lower peak plasma concentrations, a slower rate of input, higher trough plasma concentrations, and smoother and more consistent blood levels compared to immediate release products, we believe Oxtellar XR has the potential to improve the tolerability of oxcarbazepine and thereby reduce side effects. This could enable more patients to tolerate higher doses of oxcarbazepine, which would permit them to benefit from the resulting improved efficacy and greater seizure control, which has been previously reported in patients taking higher doses. Patients taking higher doses of immediate release oxcarbazepine are often unable to tolerate the resultant increased side effects. In addition, Oxtellar XR once-per-day dosing is designed to improve patient adherence compared to the current immediate release products that must be taken multiple times per day.

We expect the number of prescriptions filled for Oxtellar XR and Trokendi XR to increase throughout 2015. Data from Wolters- Kluwer/Symphony show 170,087 prescriptions filled for both drugs during the six months ended June 30, 2015, representing a growth of 118% as compared to the 77,876 prescriptions reported for the six months ended June 30, 2014.  For the three months ended June 30, 2015 data from Wolters- Kluwer/Symphony show 91,324 prescriptions filled for both drugs, representing a growth of 99% as compared to the 45,813 prescriptions reported for the three months ended June 30, 2014 and sequential growth of 16% from the 78,763 prescriptions reported for the three months ended March 31, 2015.

Net product sales for the first half of 2015 totaled $62.4 million, an increase of 70% over the same period last year.  Total net product sales for the second quarter of 2015 were $34.3 million, compared to total net product sales of $27.6 million for the same quarter last year.  Net product sales for the second quarter of 2015 totaled $34.3 million, an increase of 22% over the first quarter of 2015. The effect of the change to contemporaneous revenue recognition for Trokendi XR for the three and six month periods ended June 30, 2014 was to increase net product sales by $15.4 million.

Operating income for the first half of 2015 totaled $6.5 million, an increase of $16.2 million over the same period last year. The effect of the change to contemporaneous revenue recognition for Trokendi XR was to increase operating income by $14.5 million for the three and six month periods ended June 30, 2014.

We believe our net working capital and long term marketable securities balance of $102.8 million as of June 30, 2015, along with revenues from increasing product sales, will be sufficient to finance the Company including our increased research and development activities and our expected clinical trials.

We are progressing with our Phase IV post-marketing commitments for Oxtellar XR and Trokendi XR. The work we are completing to meet our Food and Drug Administration (FDA) commitments may also have applicability in life-cycle management.

We have received several Paragraph IV Notice Letters concerning Oxtellar XR and Trokendi XR from various third-parties. In response to these Paragraph IV notice letters, we have filed initiated litigation against these third parties alleging infringement of our intellectual property rights. We intend to vigorously defend our intellectual property rights in each of these cases and we anticipate continuing to incur increasing amounts of legal fees and related expenses for these cases as they progress (See Part II, Item 1—Legal Proceedings in this Quarterly Report on Form 10-Q for additional information).

Oxtellar XR was one of several products prescribed to children whose safety profile was reviewed at a Pediatric Advisory Committee meeting in March 2015.  The committee voted for the FDA to continue their safety monitoring of this product per their current routine.  As part of the preparation for this committee review, the FDA noted that safety information in the Oxtellar XR package insert should be updated to reflect the same information as exists in the package insert of Reference Listed Drug, Trileptal, and, accordingly, we  have submitted the revised version of the package insert to the FDA for review.

Product Candidates.  We are developing SPN-810 (molindone hydrochloride) as a novel treatment for impulsive aggression in patients who have ADHD and who are being treated with standard ADHD treatment, and SPN-812 (viloxazine hydrochloride) for the treatment of ADHD. We expect to initiate the Phase III program for SPN-810 in the fourth quarter of 2015 and initiate the Phase IIb program for SPN-812 in the fourth quarter of 2015.

In early April 2015, the Company submitted to the FDA the impulsive aggression outcome and assessment scale we propose to use in the Phase III program SPN-810 trials. We subsequently met with the FDA in July 2015 to review this scale and our proposed primary endpoint for the Phase III trials.  The FDA accepted the use of our scale and agreed with our proposed primary endpoint.  As a result of the meeting, we continue to be on track to submit the Special Protocol Assessment (SPA) in the third quarter.

During 2014, the FDA granted fast track designation for SPN-810 for the treatment of impulsive aggression in ADHD in conjunction with standard ADHD treatment. Fast track designation is for products that are being investigated for treatment of serious conditions, and for which nonclinical or clinical data suggest that they may address an unmet medical need. Whether a disease or condition is serious is a matter of clinical judgment, based on its impact on such factors as survival, day-to-day functioning, or the likelihood that the disease, if left untreated, will progress from a less severe condition to a more serious one. The fast track designation allows for more frequent interactions with the FDA, for the early submission of some sections of the marketing application, and carries the potential for an expedited review category for the New Drug Application (NDA).  Additionally, we held an end of Phase II clinical meeting with the FDA.

SPN-812 is being developed as a novel non-stimulant treatment for ADHD.  The FDA accepted our Investigational New Drug application (IND) for the extended-release formulation and as a result we are on track to initiate the Phase IIb trial before year end.

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

We believe the following accounting policies and estimates to be critical:

Inventories and Cost of Product Sales

We carry inventories at the lower of cost or market using the first-in, first-out method. Inventory values include materials, labor, and direct and indirect overhead. Inventory is evaluated for impairment through consideration of factors such as net realizable value, obsolescence and expiry. The value of our inventories does not exceed either replacement cost or net realizable value. We believe Oxtellar XR and Trokendi XR have limited risk of obsolescence or expiry based on current demand, our projections for future demand, and product dating.

The cost of product sales consists primarily of materials, third-party manufacturing costs, freight and distribution costs, allocation of labor, quality control and assurance, and other manufacturing overhead costs associated with the production and distribution of Oxtellar XR and Trokendi XR.

Revenue Recognition

Revenue from product sales is recognized when persuasive evidence of an arrangement exists; delivery has occurred and title to the product and associated risk of loss has passed to the customer; the price is fixed or determinable; collection from the customer has been reasonably assured; all performance obligations have been met; and returns and allowances can be reasonably estimated. Product sales are recorded net of estimated rebates, chargebacks, discounts, co-pay assistance and other deductions  as well as estimated product returns (collectively, “sales deductions”).

Our products are distributed through wholesalers and pharmaceutical distributors. Each of these wholesalers and distributors will take title and ownership of the product upon physical receipt of the product and then distribute our products to pharmacies.  For the three and six months ended June 30, 2015, the revenue for Oxtellar XR and Trokendi XR was recognized contemporaneously upon shipment of finished product to wholesalers, net of allowances for estimated sales deductions and returns.

We derive our estimated sales deductions from an analysis of historical levels of deductions specific to each product. In addition, we also consider the impact of anticipated changes in product price, sales trends and changes in managed care coverage.

Deferred Legal Fees

Deferred legal fees will be capitalized as part of the patents upon successful outcome of the on-going litigation. We will begin amortization at that time. Deferred legal fees will be charged to expense in the event of an unsuccessful outcome of the on-going litigation.

Research and Development Expenses

Research and development expenditures are expensed as incurred. Research and development costs primarily consist of employee-related expenses, including salaries and benefits; share-based compensation expense; expenses incurred under agreements with contract research organizations, investigative sites, consultants and other vendors that conduct the Company’s clinical trials; the cost of acquiring and manufacturing clinical trial materials; the cost of manufacturing materials used in process validation, to the extent that those materials are manufactured prior to receiving regulatory approval for those products and are not expected to be sold commercially; facilities costs that do not have an alternative future use; related depreciation and other allocated expenses; license fees for and milestone payments related to in-licensed products and technologies; and costs associated with animal testing activities and regulatory approvals.

Results of Operations

Comparison of the three months ended June 30, 2015 and June 30, 2014

	Three Months ended June 30,		Increase/
	2015	2014	(decrease)
	(unaudited, in thousands)
Revenues:
Net product sales	$34,266	$27,609	6,657
Licensing revenue	786	2,066	(1,280)
Total revenues	35,052	29,675
Costs and expenses
Cost of product sales	1,762	1,661	101
Research and development	6,878	4,677	2,201
Selling, general and administrative	23,336	19,581	3,755
Total costs and expenses	31,976	25,919
Operating income	3,076	3,756
Other income (expense)
Interest income and other income (expense), net	137	85	52
Interest expense	(331)	(1,278)	947
Changes in fair value of derivative liabilities	1	678	(677)
Loss on extinguishment of debt	(241)	(39)	(202)
Other income	25	—	25
Total other income (expenses)	(409)	(554)
Earnings before income taxes	2,667	3,202
Income tax	662	—	662
Net income	$2,005	$3,202

Net Product Sales.  Our net product sales of $34.3 million for the three months ended June 30, 2015 are based on $8.0 million of revenue of Oxtellar XR from shipments to distributors, less estimates for discounts, rebates, other sales deductions and returns, and $26.3 million of revenue for Trokendi XR, from shipments to distributors, less estimates for discounts, rebates, other sales deductions and returns.  The increase in net product sales is primarily driven by an increase in underlying prescription growth. The effect of the change to contemporaneous revenue recognition for Trokendi XR was to increase net product sales by $15.4 million for the three month period ended June 30, 2014.

Research and Development Expense.  Research and development expenses during the three months ended June 30, 2015 were $6.9 million as compared to $4.7 million for the three months ended June 30, 2014, an increase of $2.2 million or 47.1%.  During the second quarter of 2015, we were focused on preparing for the SPN-810 late stage studies including development of the outcome and assessment scale that we propose to use in the trials coupled with manufacturing of the clinical supplies. We expect research and development costs to increase significantly throughout 2015 as we initiate the Phase III program for SPN-810 and initiate the Phase IIb program for SPN-812.

Selling, General and Administrative Expenses.  Our selling, general and administrative expenses were $23.3 million during the three months ended June 30, 2015 as compared to $19.6 million for the three months ended June 30, 2014, an increase of $3.7 million or 19.2%. This increase was mainly due to the increase in compensation and travel expenses associated with the expansion of our sales force throughout 2014, and an increase in promotional and marketing expenses including sample distribution to support the growth of Oxtellar XR and Trokendi XR.

Interest Expense.  Interest expense was $0.3 million during the three months ended June 30, 2015 as compared to $1.3 million for the three months ended June 30, 2014. The decrease of $0.9 million was primarily due to a decrease in the outstanding principal amount of our 7.5% Convertible Senior Secured Notes due in 2019 (the Notes) from $39.8 million at June 30, 2014 to $10.7 million at June 30, 2015.

Changes in Fair Value of Derivative Liability.  During the three months ended June 30, 2015, we recognized non-cash income of $1,000 related to a change in estimated fair value of the warrant liability of $194,000, offset by $195,000 of interest make-whole derivative liability related to our Notes. This loss is primarily due to the increase in our stock price. We recognized a non-cash credit of $0.7 million associated with the interest make-whole derivative liability during the three months ended June 30, 2014, due primarily to the passage of time.

Loss on Extinguishment of Debt.  During the three months ended June 30, 2015, we recognized a non-cash loss on extinguishment of debt of $0.2 million related to the conversion of $3.9 million of our Notes. During the three months ended June 30, 2014, we recognized a non-cash loss on extinguishment of debt of $39,000 related to the conversion of $0.2 million of our Notes.

Income Tax.  During the three months ended June 30, 2015, we recorded $0.7 million of current tax expense related to an increase in our reserve for an uncertain tax position related to the Alternative Minimum Tax.

Net Income.  We realized net income of $2.0 million during the three months ended June 30, 2015, compared to a net income of $3.2 million during the three months ended June 30, 2014, a decrease of $1.2 million. This change was primarily due to the revenue generated from our two commercial products, Oxtellar XR and Trokendi XR, offset by increased expenses on preparing for the late stage studies for two product candidates and expenses associated costs with the expansion of our sales force as well as an increase in marketing expenditures associated with ongoing support of Oxtellar XR and Trokendi XR.

Comparison of the six months ended June 30, 2015 and June 30, 2014

	Six Months ended June 30,		Increase/
	2015	2014	(decrease)
	(unaudited, in thousands)
Revenues:
Net product sales	$62,363	$36,604	25,759
Licensing revenue	822	2,152	(1,330)
Total revenues	63,185	38,756
Costs and expenses
Cost of product sales	3,380	2,155	1,225
Research and development	10,561	9,159	1,402
Selling, general and administrative	42,737	37,109	5,628
Total costs and expenses	56,678	48,423
Operating income (loss)	6,507	(9,667)
Other income (expense)
Interest income and other income (expense), net	250	187	63
Interest expense	(712)	(2,485)	1,773
Changes in fair value of derivative liabilities	(48)	1,355	(1,403)
Loss on extinguishment of debt	(2,375)	(1,732)	(643)
Other income	25	—	25
Total other income (expenses)	(2,860)	(2,675)
Earnings (loss) before income taxes	3,647	(12,342)
Income tax	724	—	724
Net income (loss)	$2,923	$(12,342)

Net Product Sales.  Our net product sales of $62.4 million for the six months ended June 30, 2015 are based on $15.2 million of revenue of Oxtellar XR from shipments to distributors, less estimates for discounts, rebates, other sales deductions and returns, and $47.2 million of revenue for Trokendi XR, from shipments to distributors, less estimates for discounts, rebates, other sales deductions and returns.  The increase in net product sales is primarily driven by an increase in underlying prescription growth. The effect of the change to contemporaneous revenue recognition for Trokendi XR was to increase net product sales by $15.4 million for the six month period ended June 30, 2014.

Research and Development Expense.  Research and development expenses during the six months ended June 30, 2015 were $10.6 million as compared to $9.2 million for the six months ended June 30, 2014, an increase of $1.4 million or 15.3%. This increase is due to the focus on preparing for the SPN-810 and late stage studies including development of the outcome and assessment scale that we propose to use in the trials coupled with manufacturing of the clinical supplies.   We expect research and development costs to increase significantly throughout 2015 as we initiate the Phase III program for SPN-810 and initiate the Phase IIb program for SPN-812.

Selling, General and Administrative Expenses.  Our selling, general and administrative expenses were $42.7 million during the six months ended June 30, 2015 as compared to $37.1 million for the six months ended June 30, 2014, an increase of $5.6 million or 15.2%. This increase was mainly due to the increase in compensation and travel expenses associated with the expansion of our sales force in the first half of 2014, and an increase in promotional and marketing expenses including sample distribution to support the growth of Oxtellar XR and Trokendi XR.

Interest Expense.  Interest expense was $0.7 million during the six months ended June 30, 2015 as compared to $2.5 million for the six months ended June 30, 2014. The decrease of $1.8 million was primarily due to a decrease in the outstanding principal amount of our Notes from $39.8 million at June 30, 2014 to $10.7 million at June 30, 2015.

Changes in Fair Value of Derivative Liability.  During the six months ended June 30, 2015, we recognized non-cash loss of $48,000 related to a change in estimated fair value of the warrant liability of $336,000, offset by $288,000 of interest make-whole derivative liability related to our Notes. This loss is primarily due to the increase in our stock price. We recognized a non-cash credit of $1.4 million associated with the interest make-whole derivative liability during the six months ended June 30, 2014, due primarily to the passage of time.

Loss on Extinguishment of Debt.  During the six months ended June 30, 2015, we recognized a non-cash loss on extinguishment of debt of $2.4 million related to the conversion of $25.3 million of our Notes. During the six months ended June 30, 2014, we recognized a non-cash loss on extinguishment of debt of $1.7 million related to the conversion of $9.7 million of our Notes.

Income Tax.  During the six months ended June 30, 2015, we recorded $0.7 million of current tax expense related to an increase in our reserve for an uncertain tax position related to the Alternative Minimum Tax.

Net Income/(Loss).  We realized net income of $2.9 million during the six months ended June 30, 2015, compared to a net loss of $12.3 million during the six months ended June 30, 2014, a change of $15.2 million. This change was primarily due to the revenue generated from our two commercial products, Oxtellar XR and Trokendi XR, offset by increased expenses on preparing for the late stage studies for two product candidates and expenses associated costs with the expansion of our sales force as well as an increase in marketing expenditures associated with ongoing support of Oxtellar XR and Trokendi XR.

Liquidity and Capital Resources

Our working capital at June 30, 2015 was $69.3 million, a decrease of $12.1 million compared to our working capital of $81.4 million at December 31, 2014. This decrease was primarily attributable to the purchase of long term marketable securities and an additional $6.3 million of deferred legal fees  incurred in connection with litigation related to patents for Oxtellar XR and Trokendi XR (see Part II, Item I—Legal Proceedings in this Quarterly Report on Form 10-Q).

Our stockholders’ equity increased by $31.0 million during the six month period ended June 30, 2015 primarily as a result of the issuance of shares related to the conversion of our Notes.

We expect to continue to incur significant sales and marketing expenses related to the commercial support of Oxtellar XR and Trokendi XR. In addition, we expect to incur substantial expenses related to our research and development efforts, primarily related to development of SPN-810 and SPN-812 as we continue to advance these clinical programs.

In addition to income through operations, we have historically financed our business through the sale of our debt and equity securities. On May 3, 2013, we issued $90.0 million aggregate principal amount of Notes to qualified institutional buyers, the initial purchasers of the Notes (the Initial Purchasers). We issued the Notes under an Indenture, dated May 3, 2013. The Notes provide for 7.50% interest per annum on the principal amount of the Notes, payable semi-annually in arrears on May 1 and November 1 of each year.

Interest will accrue on the Notes from and including May 3, 2013 and the Notes will mature on May 1, 2019, unless earlier converted, redeemed or repurchased by the Company. The Notes are secured by a first-priority lien, other than customary permitted liens, on substantially all of our assets, whether now owned or hereafter acquired.

As of June 30, 2015, holders of the Notes have converted a total of approximately $79.3 million of the Notes. Cumulatively, through June 30, 2015, we issued a total of approximately 15.0 million shares of common stock in conversion of the principal amount of the Notes and issued an additional 2.2 million shares of common stock and paid approximately $1.7 million cash in settlement of the interest make-whole provision related to the converted Notes.

We believe our current working capital and long term marketable securities, along with increased revenues from increasing product sales, will be sufficient to finance the Company. We achieved positive cash flow and profitability from operations during the fourth quarter of 2014 and expect continued profitability for calendar year 2015 and beyond as we continue to increase sales while also increasing activities and spending to advance our clinical product candidates.

On December 17, 2014, the SEC declared effective our registration statement on Form S-3. We may offer and sell securities at a maximum aggregate offering price of up to $112.8 million. In addition, in this shelf registration statement we registered the resale of up to12,749,328 shares of our common stock that may be sold by two selling security holders that held contractual rights to have the resale of their common stock registered. While we have no current plans to do so, in the event that we need additional working capital, this registration statement provides an efficient manner for us to complete a securities offering to raise such funds.

Cash Flows

The following table sets forth the major sources and uses of cash for the periods set forth below, in thousands:

	Six Months ended June 30,		Increase/
	2015	2014	(decrease)
	(unaudited)
Net cash provided by (used in):
Operating activities	$15,172	$(26,044)	41,216
Investing activities	$(19,467)	$4,770	(24,237)
Financing activities	$1,009	$250	759
Net decrease in cash and cash equivalents	$(3,286)	$(21,024)

Operating Activities

Net cash provided by/used in operating activities is comprised of two components; cash provided by/used in operating income/loss and cash provided by/used in changes in working capital. Results for the six months ended June 30, 2015 and June 30, 2014 are summarized below, in thousands:

	Six Months ended June 30,		Increase/
	2015	2014	(decrease)
	(unaudited)
Cash provided by (used in) operating income (loss)	$8,324	$(9,098)	17,422

Cash used by changes in working capital	6,848	(16,946)	23,794

Net cash provided by (used in) operating activities	$15,172	$(26,044)

The increase in net cash provided by operating activities is primarily driven by increased revenue generated from the sale of Trokendi XR and Oxtellar XR.

The changes in certain operating assets and liabilities are, in thousands:

	Six Months ended June 30,
	2015	2014	Explanation of Change
	(unaudited)

Increase in accounts receivable	$(630)	$(5,800)	Shipment of additional product to wholesalers.
Increase in inventory	(151)	(2,949)	Build up of inventory for product sales.
Increase in prepaid expenses and other assets	(738)	(1,019)	Increase in activity to support both products.
Increase in accounts payable and accrued expenses	8,921	730	Increase in sales deductions.
Decrease in deferred product and licensing revenue	(72)	(8,015)	Transition of Trokendi XR revenue recognition to be based on shipments to wholesalers.
Other	(482)	107
	$6,848	$(16,946)

Investing Activities

Our investing activities are principally driven by cash provided by our financing activities. We invest excess cash in accordance with our investment policy. Marketable securities consist of investments which generally mature in three years or less, including U.S. Treasury and various government agency debt securities, as well as investment grade securities in industrial and financial institutions. Fluctuations in investing activities between periods relate exclusively to the timing of marketable security purchases and the related maturities of these securities.

Net cash used in investing activities for the six months ended June 30, 2015 of $19.5 million related to an increase in deferred legal fees of $6.3 million, property and equipment purchases of $0.8 million, and net purchases of marketable securities of $12.4 million. Net cash provided by investing activities for the six months ended June, 2014 consisted of $4.8 million related to: marketable securities holdings decreased by $7.2 million offset by the increase in deferred legal fees of $2.0 million and property and equipment purchases of $0.4 million.

Financing Activities

Net cash provided by financing activities of $1.0 million for the six months ended June 30, 2015 resulted from proceeds received from stock option exercises. Net cash provided by financing activities for the six months ended June 30, 2014 was $250,000, primarily the result of the issuance of common stock related to the proceeds received from employee stock purchase plan shares and exercise of stock options.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations and commitments as of June 30, 2015 (except as noted below), in thousands:

	Less than	1 - 3	3 - 5	Greater than
Contractual Obligations	1 Year	Years	Years	5 Years	Total

Convertible Senior Secured Notes	$—	$—	$10,724	$—	$10,724
Interest on Convertible Notes	804	1,609	670	—	3,083
Operating leases (1)	1,663	2,581	2,454	—	6,698
Purchase obligations (2)	1,365	—	—	—	1,365
Total (3)	$3,832	$4,190	$13,848	$—	$21,870

(1)                                 Our commitments for operating leases relate to our lease of office equipment, fleet vehicles and office and laboratory space as of June 30, 2015.

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

We have obtained exclusive licenses from third parties for proprietary rights to support the product candidates in our psychiatry portfolio. Under license agreements with Afecta Pharmaceuticals, Inc. (Afecta) we have an exclusive option to evaluate Afecta’s CNS pipeline and to obtain exclusive worldwide rights to selected product candidates, including an exclusive license to SPN-810. We do not owe any future milestone payments for SPN-810. We will be obligated to pay royalties to Afecta based on net sales worldwide of our product candidates in the low-single digits. We have also entered into a purchase and sale agreement with Rune, where we obtained the exclusive worldwide rights to a product concept from Rune Healthcare Limited (Rune). There are no future milestone payments owing to Rune under this agreement. If we receive approval to market and sell any products based on the Rune product concept for SPN-809, we will be obligated to pay royalties to Rune based on net sales worldwide in the low single digits.

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

Recently Issued Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2015-05, “Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement.”  This ASU provides guidance about whether a cloud computing arrangement includes a software license.  If a cloud computing arrangement includes a software license, then the software license element of the arrangement is consistent with the acquisition of other software licenses.  If a cloud computing arrangement does not include a software license, then it should account for the arrangement as a service contract.  The amendments in this ASU are effective for financial statements issued for annual periods, including interim periods within those annual periods, beginning after December 15, 2015.  The Company has elected to early adopt the amendment.

In April 2015, the FASB issued ASU No. 2015-03, “Simplifying the Presentation of Debt Issuance Costs.” This ASU more closely aligns the treatment of debt issuance costs with debt discounts and premiums and requires debt issuance costs be presented as a direct deduction from the carrying amount of the related debt. The amendments in this ASU are effective for financial statements issued for fiscal years beginning after December 15, 2015 and interim periods within those fiscal years. This guidance should be applied on a retrospective basis and the Company will be required to comply with the applicable disclosures for a change in accounting principle. Presently, the Company is assessing what effect the adoption of ASU 2015-03 will have on our consolidated financial statements and accompanying notes.

In August 2014, the FASB issued ASU No. 2014-15 “Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern”. The new standard requires management to perform interim and annual assessments of an entity’s ability to continue to meet its obligations as they become due within one year after the date that the financial statements are issued. ASU 2014-15 is effective for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted. We do not believe the adoption of the new standard will have a significant impact on our operations.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. ASU 2014-09 will eliminate transaction- and industry-specific revenue recognition guidance under current GAAP and replace it with a principles-based approach for determining revenue recognition. ASU 2014-09 will require that companies recognize revenue based on the value of transferred goods or services as they occur in the contract. The ASU also will require additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016. The FASB has voted to approve a one-year deferral, changing the effective date to annual reporting periods beginning after December 15, 2017, with early adoption being permitted for periods ending after December 15, 2016.  Earlier adoption is not permitted. Entities can transition to the standard either retrospectively or as a cumulative effect adjustment as of the date of adoption. Presently, the Company is assessing what effect the adoption of ASU 2014-09 will have on our consolidated financial statements and accompanying notes.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The primary objective of our investment activities is to preserve our capital to fund operations. We also seek to maximize income from our investments without assuming significant risk. Our exposure to market risk is confined to our cash, cash equivalents, marketable securities and long term marketable securities. As of June 30, 2015, we had unrestricted cash, cash equivalents, marketable securities and long term marketable securities of $103.3 million. We do not engage in any hedging activities against changes in interest rates. Because of the short-term maturities of our cash, cash equivalents and marketable securities and because we hold these securities to maturity, we do not believe that an increase in market rates would have any significant impact on the realized value of our investments. We do not have any currency or other derivative financial instruments other than the outstanding warrants to purchase common stock and the interest make-whole payment associated with our Notes.

We contract with contract research organizations and investigational sites globally. We may be subject to fluctuations in foreign currency rates in connection with these agreements, primarily with respect to Euro denominated contracts. We do not hedge our foreign currency exchange rate risk. A hypothetical 10% appreciation in Euro exchange rates against the U.S. dollar from prevailing market rates would have decreased our net income by approximately $6,000 for the three months ended June 30, 2015. Conversely, a hypothetical 10% depreciation in Euro exchange rates against the U.S. dollar from prevailing market rates would have increased our net income by approximately $6,000 for the three months ended June 30, 2015. We do not believe that inflation and changing prices over the three and six months ended June 30, 2015 and 2014 had a significant impact on our consolidated results of operations.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the Exchange Act). Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (CEO) and our Chief Financial Officer (CFO), as appropriate, to allow timely decisions regarding required disclosures.

We conducted an evaluation, and under the supervision and with the participation of our management, including the CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(b) and 15d-15(b) under the Exchange Act. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2015.

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

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal control over financial reporting during the three months ended June 30, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Supernus Pharmaceuticals, Inc. v. Actavis, Inc., et al., C.A. Nos. 13-4740; 14-1981 (RMB)(JS) (D.N.J.)

We received a Paragraph IV Notice Letter against two of our Oxtellar XR Orange Book patents (United States Patent Nos. 7,722,898 and 7,910,131) from generic drug maker Watson Laboratories, Inc.—Florida (WLF) n/k/a Actavis Laboratories FL, Inc. (Actavis Labs FL) on June 26, 2013. On August 7, 2013, we filed a lawsuit against Actavis, Inc., Actavis Labs FL, Actavis Pharma, Inc., Watson Laboratories, Inc., and ANDA, Inc. (collectively Actavis) alleging infringement of United States Patent Nos. 7,722,898 and 7,910,131. We received a second Paragraph IV Notice Letter against our later-issued Oxtellar XR Orange Book Patent (United States Patent No. 8,617,600) on February 20, 2014. On March 28, 2014, we filed a second lawsuit against Actavis alleging infringement of United States Patent No. 8,617,600. We have since listed a fourth Orange Book patent, United States Patent No. 8,821,930. Our United States Patent Nos. 7,722,898, 7,910,131, 8,617,600, and 8,821,930 generally cover once-a-day oxcarbazepine formulations and methods of treating seizures using those formulations. The FDA Orange Book lists all four of our Oxtellar XR patents as expiring on April 13, 2027.

Both Complaints—filed in the U.S. District Court for the District of New Jersey—allege, inter alia, that Actavis infringed our Oxtellar XR patents by submitting to the FDA an Abbreviated New Drug Application (ANDA) seeking to market a generic version of Oxtellar XR prior to the expiration of our patents. Filing its August 7, 2013 Complaint within 45 days of receiving Actavis’s Paragraph IV certification notice entitles Supernus to an automatic stay preventing the FDA from approving Actavis’s ANDA for 30 months from the date of our receipt of the first Paragraph IV certification notice.

On September 25, 2013, Actavis answered the August 7, 2013 Complaint, denying the substantive allegations of that Complaint. One defendant, Actavis Labs FL, asserted Counterclaims seeking declaratory judgments of non-infringement and invalidity of United States Patent Nos. 7,722,898 and 7,910,131. On October 30, 2013, we filed a Reply, denying the substantive allegations of those Counterclaims. On April 30, 2014, Actavis answered the March 28, 2014 Complaint, denying the substantive allegations of that Complaint. Actavis Labs FL also asserted Counterclaims seeking declaratory judgments of non-infringement and invalidity of United States Patent No. 8,617,600. On June 4, 2014, we filed our Reply, denying the substantive allegations of those Counterclaims. On July 17, 2015, the District Court issued a scheduling order for both cases. On July 27, 2015 Actavis moved for summary judgment of non-infringement of the three patents. We have not yet submitted our opposition papers.

Supernus Pharmaceuticals, Inc. v. Actavis, Inc., et al., C.A. Nos. 15-2499 (RMB)(JS) (D.N.J.)

We received a Paragraph IV Notice Letter against United States Patent No. 8,821,930 from Actavis Labs FL on February 21, 2015. On April 7, 2015, we filed a third lawsuit against Actavis alleging infringement of United States Patent No. 8,821,930.

The Complaint—filed in the U.S. District Court for the District of New Jersey—alleges, inter alia, that Actavis infringed our Oxtellar XR patents by submitting to the FDA an ANDA seeking to market a generic version of Oxtellar XR prior to the expiration of United States Patent No. 8,821,930. On April 30, 2015, Actavis answered the Complaint, denying the substantive allegations of that Complaint. Actavis Labs FL also asserted Counterclaims seeking declaratory judgments of non-infringement and invalidity of United States Patent No. 8,821,930. On June 9, 2015, we filed our Reply, denying the substantive allegations of those Counterclaims. The District Court issued a Scheduling Order on July 17, 2015. This case is in its early stages.

Supernus Pharmaceuticals, Inc. v. TWi Pharmaceuticals, Inc., et al., C.A. Nos. 15-369 (RMB)(JS) (D.N.J.)

We received a Paragraph IV Notice Letter against United States Patent Nos. 7,722,898, 7,910,131, 8,617,600, and 8,821,930 from generic drug maker TWi Pharmaceuticals, Inc. on December 9, 2014. On January 16, 2015, we filed a lawsuit against TWi Pharmaceuticals, Inc. and TWi International LLC (d/b/a TWi Pharmaceuticals USA) (collectively TWi) alleging infringement of United States Patent Nos. 7,722,898, 7,910,131, 8,617,600, and 8,821,930. Our United States Patent Nos. 7,722,898, 7,910,131, 8,617,600, and 8,821,930 generally cover once-a-day oxcarbazepine formulations and methods of treating seizures using those formulations. The FDA Orange Book lists all four of our Oxtellar XR patents as expiring on April 13, 2027.

The Complaint—filed in the U.S. District Court for the District of New Jersey—alleges, inter alia, that TWi infringed our Oxtellar XR patents by submitting to the FDA an ANDA seeking to market a generic version of Oxtellar XR prior to the expiration of our patents. Filing the Complaint within 45 days of receiving TWi’s Paragraph IV certification notice entitles Supernus to an automatic stay preventing the FDA from approving TWi’s ANDA for 30 months from the date of our receipt of the first Paragraph IV certification notice. On February 13, 2015, TWi answered the Complaint and TWi Pharmaceuticals, Inc. and denied the substantive allegations of the complaint.  TWi also asserted Counterclaims seeking declaratory judgments of non-infringement and invalidity of United States Patent Nos. 7,722,898 and 7,910,131. On March 20, 2015, we filed our Reply, denying the substantive allegations of those Counterclaims. The District Court issued a Scheduling Order on July 17, 2015. This case is in its early stages.

Supernus Pharmaceuticals, Inc. v. Actavis, Inc., C.A. No. 14-6102 (SDW)(SCM) (D.N.J.)

We received three Paragraph IV Notice Letters against six Trokendi XR Orange Book patents, namely United States Patent Nos. 8,298,576, 8,298,580, 8,663,683, 8,877,248, 8,889,191, and 8,992,989 from generic drug maker Actavis Laboratories FL, Inc. These patents cover once-a-day topiramate formulations and methods of treating seizures using those formulations. On October 1, 2014, we initiated a lawsuit against Actavis; the lawsuit alleges infringement of the Trokendi XR Orange Book patents. The FDA Orange Book currently lists United States Patent No. 8,298,576 as expiring on March 18, 2029 and United States Patent Nos. 8,298,580, 8,663,683, 8,877,248, 8,889,191, and 8,992,989 as expiring on November 16, 2027.

This action for patent infringement—filed in the U.S. District Court for the District of New Jersey—alleges Actavis infringed the Trokendi XR patents by, inter alia, submitting to the FDA an ANDA seeking to market a generic version of Trokendi XR prior to the expiration of these patents. Actavis answered these allegations with affirmative defenses and counterclaims of noninfringement and invalidity of the patents in suit. Filing its October 1, 2014 Complaint within 45 days of receiving the first of three Actavis Laboratories FL, Inc. Paragraph IV Notice Letters entitles Supernus to an automatic stay preventing the FDA from approving Actavis’s ANDA for 30 months from the date of our receipt of such Notice Letter.

This case has been consolidated for pretrial purposes with two other actions pending in the District of New Jersey concerning infringement of the Trokendi XR Orange Book patents, those actions being C.A. No. 14-7272 (against Zydus Pharmaceuticals (USA) Inc. and Cadila Healthcare Limited) and also C.A. No. 15-326 (against Par Pharmaceutical Companies, Inc. and Par Pharmaceutical, Inc.). A Rule 16 scheduling conference was held before Magistrate Judge Mannion on April 14, 2015. The Court issued a Scheduling Order on May 22, 2015. This case is in its early stages.

Supernus Pharmaceuticals, Inc. v. Zydus Pharmaceuticals (USA) Inc., C.A. No. 14-7272 (SDW)(SCM) (D.N.J.)

We received three Paragraph IV Notice Letters against six Trokendi XR Orange Book patents, namely United States Patent Nos. 8,298,576, 8,298,580, 8,663,683, 8,877,248, 8,889,191, and 8,992,989 from generic drug maker Zydus Pharmaceuticals (USA) Inc. These patents cover once-a-day topiramate formulations and methods of treating seizures using those formulations. On November 21, 2014, we initiated a lawsuit against Zydus Pharmaceuticals (USA) Inc. and Cadila Healthcare Limited (collectively Zydus); the lawsuit alleges infringement of the Trokendi XR Orange Book patents. The FDA Orange Book currently lists United States Patent No. 8,298,576 as expiring on March 18, 2029 and United States Patent Nos. 8,298,580, 8,663,683, 8,877,248, 8,889,191 and 8,992,989 as expiring on November 16, 2027.

This action for patent infringement—filed in the U.S. District Court for the District of New Jersey—alleges Zydus infringed the Trokendi XR patents by, inter alia, submitting to the FDA an ANDA seeking to market a generic version of Trokendi XR prior to the expiration of these patents. Zydus answered these allegations with affirmative defenses and counterclaims of noninfringement and invalidity of the patents in suit. Filing its November 21, 2014 Complaint within 45 days of receiving the first of three Paragraph IV Notice Letters from Zydus Pharmaceuticals (USA) Inc. entitles Supernus to an automatic stay preventing the FDA from approving Zydus’s ANDA for 30 months from the date of our receipt of such Notice Letter.

This case has been consolidated for pretrial purposes with two other actions pending in the District of New Jersey concerning infringement of the Trokendi XR Orange Book patents, those actions being C.A. No. 14-6102 (against Actavis, Inc., Actavis Laboratories FL, Inc., Actavis plc, Actavis Pharma, Inc., Watson Laboratories, Inc., and ANDA, Inc.) and also C.A. No. 15-326 (against Par Pharmaceutical Companies, Inc. and Par Pharmaceutical, Inc.(collectively Par)). A Rule 16 scheduling conference was held before Magistrate Judge Mannion on April 14, 2015. The Court issued a Scheduling Order on May 22, 2015. This case is in its early stages.

Supernus Pharmaceuticals, Inc. v. Par Pharmaceutical Companies, Inc., C.A. No. 15-326 (SDW)(SCM) (D.N.J.)

We received three Paragraph IV Notice Letters against six Trokendi XR Orange Book patents, namely United States Patent Nos. 8,298,576, 8,298,580, 8,663,683, 8,877,248, 8,889,191, and 8,992,989 from generic drug maker Par Pharmaceutical, Inc. These patents cover once-a-day topiramate formulations and methods of treating seizures using those formulations. On January 16, 2015, we initiated a lawsuit against Par; the lawsuit alleges infringement of the Trokendi XR Orange Book patents. The FDA Orange Book currently lists United States Patent No. 8,298,576 as expiring on March 18, 2029 and United States Patent Nos. 8,298,580, 8,663,683, 8,877,248, 8,889,191, and 8,992,989 as expiring on November 16, 2027.

This action for patent infringement—filed in the U.S. District Court for the District of New Jersey—alleges Par infringed the Trokendi XR patents by, inter alia, submitting to the FDA an ANDA seeking to market a generic version of Trokendi XR prior to the expiration of these patents. Par answered these allegations with affirmative defenses and counterclaims of noninfringement and invalidity of the patents in suit. Filing its January 16, 2015 Complaint within 45 days of receiving the first of three Paragraph IV Notice Letters from Par Pharmaceutical, Inc. entitles Supernus to an automatic stay preventing the FDA from approving Par’s ANDA for 30 months from the date of our receipt of such Notice Letter.

This case has been consolidated for pretrial purposes with two other actions pending in the District of New Jersey concerning infringement of the Trokendi XR Orange Book patents, those actions being C.A. No. 14-6102 (against Actavis) and also C.A. No. 14-7272 (against Zydus Pharmaceuticals (USA) Inc. and Cadila Healthcare Limited). A Rule 16 scheduling conference was held before Magistrate Judge Mannion on April 14, 2015. The Court issued a Scheduling Order on May 22, 2015. This case is in its early stages.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)           Sales of Unregistered Securities.

During the three months ended June 30, 2015, the Company granted options to employees to purchase an aggregate of 26,200 shares of common stock at an exercise price of $12.82 per share.  The options are exercisable for a period of ten years from the grant date.  These issuances were exempt from registration in reliance on Section 4(a)(2) of the Securities Act as transactions not involving any public offering.

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

SUPERNUS PHARMACEUTICALS, INC.

DATED: August 6, 2015	By:	/s/ Jack A. Khattar
Jack A. Khattar
President, Secretary and Chief Executive Officer

DATED: August 6, 2015	By:	/s/ Gregory S. Patrick
Gregory S. Patrick
Vice President and Chief Financial Officer

EXHIBIT INDEX

Number	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document