Form 10-Q
period 2015-09-30
SUPERNUS PHARMACEUTICALS INC
filed 2015-11-09
CIK 1356576

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of the close of business on October 30, 2015 was 48,923,347.

SUPERNUS PHARMACEUTICALS, INC.

FORM 10-Q — QUARTERLY REPORT

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2015

PART I — FINANCIAL INFORMATION

Supernus Pharmaceuticals, Inc.

Consolidated Balance Sheets

(in thousands, except share amounts)

	September 30,	December 31,
	2015	2014
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$26,294	$36,396
Marketable securities	31,408	37,940
Accounts receivable, net	23,603	17,270
Inventories, net	14,742	13,441
Prepaid expenses and other current assets	6,504	3,845
Total current assets	102,551	108,892
Long term marketable securities	43,967	19,816
Property and equipment, net	3,210	2,448
Intangible assets, net	16,627	5,434
Other non-current assets	415	918

Total assets	$166,770	$137,508

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,812	$1,863
Accrued sales deductions	18,820	8,461
Accrued expenses	21,353	17,026
Deferred licensing revenue	143	143
Total current liabilities	43,128	27,493
Deferred licensing revenue, net of current portion	1,167	1,274
Convertible notes, net of discount	8,068	26,947
Other non-current liabilities	3,815	3,876
Derivative liabilities	1,156	6,564
Total liabilities	57,334	66,154

Stockholders’ equity:
Common stock, $0.001 par value, 130,000,000 shares authorized at September 30, 2015 and December 31, 2014; 48,686,657 and 42,974,463 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	49	43
Additional paid-in capital	261,006	230,122
Accumulated other comprehensive loss	(107)	(154)
Accumulated deficit	(151,512)	(158,657)
Total stockholders’ equity	109,436	71,354

Total liabilities and stockholders’ equity	$166,770	$137,508

See accompanying notes.

Supernus Pharmaceuticals, Inc.

Consolidated Statements of Operations

(in thousands, except share and per share data)

	Three Months ended September 30,		Nine Months ended September 30,
	2015	2014	2015	2014
	(unaudited)		(unaudited)
Revenue
Net product sales	$38,551	$22,452	$100,914	$59,056
Revenue from royalty agreement	—	30,000	—	30,000
Licensing revenue	35	36	857	2,188

Total revenue	38,586	52,488	101,771	91,244

Costs and expenses
Cost of product sales	2,248	1,321	5,628	3,476
Research and development	9,129	4,657	19,690	13,816
Selling, general and administrative	22,900	17,343	65,637	54,452

Total costs and expenses	34,277	23,321	90,955	71,744

Operating income	4,309	29,167	10,816	19,500

Other income (expense)
Interest income	169	78	419	265
Interest expense	(292)	(1,289)	(1,004)	(3,774)
Changes in fair value of derivative liabilities	114	760	66	2,115
Loss on extinguishment of debt	(25)	(860)	(2,400)	(2,592)
Other income	5	2	30	2

Total other expense	(29)	(1,309)	(2,889)	(3,984)

Earnings before income taxes	4,280	27,858	7,927	15,516

Income tax expense	58	—	782	—

Net income	$4,222	$27,858	$7,145	$15,516

Income per common share:
Basic	$0.09	$0.65	$0.15	$0.37
Diluted	$0.08	$0.39	$0.15	$0.13

Weighted-average number of common shares outstanding:
Basic	48,515,071	42,900,269	47,011,243	42,035,025
Diluted	51,590,797	50,825,633	51,059,466	50,378,186

See accompanying notes.

Supernus Pharmaceuticals, Inc.

Consolidated Statements of Comprehensive Income

(in thousands)

	Three Months ended September 30,		Nine Months ended September 30,
	2015	2014	2015	2014
	(unaudited)		(unaudited)

Net income	$4,222	$27,858	$7,145	$15,516
Other comprehensive (loss) income:
Unrealized net gain (loss) on marketable securities	44	(36)	47	(35)
Other comprehensive income (loss):	44	(36)	47	(35)

Comprehensive income	$4,266	$27,822	$7,192	$15,481

See accompanying notes.

Supernus Pharmaceuticals, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Nine Months ended September 30,
	2015	2014
	(unaudited)
Cash flows from operating activities
Net income	$7,145	$15,516

Adjustments to reconcile net income to net cash provided by operating activities:
Loss on extinguishment of debt	2,400	2,592
Change in fair value of derivative liability	(66)	(2,115)
Unrealized (gain) loss on marketable securities	47	(35)
Depreciation and amortization	651	701
Amortization of deferred financing costs and debt discount	646	1,599
Share-based compensation expense	3,152	2,023
Changes in operating assets and liabilities:
Accounts receivable	(6,334)	(10,249)
Inventories	(1,301)	(3,993)
Prepaid expenses and other assets	(2,793)	(1,256)
Accounts payable	949	1,569
Accrued sales deductions	10,359	(4,354)
Accrued expenses	(2,538)	6,454
Deferred product revenue, net	—	(7,882)
Deferred licensing revenue	(107)	(168)
Other non-current liabilities	(21)	337
Net cash provided by operating activities	12,189	739

Cash flows from investing activities
Purchases of marketable securities	(51,289)	(34,566)
Sales and maturities of marketable securities	33,671	41,987
Purchases of property and equipment	(1,240)	(475)
Deferred legal fees	(4,500)	(3,149)
Net cash (used in) provided by investing activities	(23,358)	3,797

Cash flows from financing activities
Proceeds from issuance of common stock	1,067	265
Cash settlement of debt to equity conversion	—	(1)
Net cash provided by financing activities	1,067	264

Net change in cash and cash equivalents	(10,102)	4,800
Cash and cash equivalents at beginning of period	36,396	32,980
Cash and cash equivalents at end of period	$26,294	$37,780

Supplemental cash flow information:
Cash paid for interest	$504	$1,502

Noncash financial activity:
Conversion of convertible notes and interest make-whole	$26,019	$14,887
Exercise of warrants	$652	$—
Deferred legal fees included in accrued expenses	$6,866	$—

See accompanying notes.

Supernus Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements

For the Three and Nine Months ended September 30, 2015 and 2014

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

The results of operations for the three and nine months ended September 30, 2015 are not necessarily indicative of the Company’s future financial results.

Marketable Securities

Marketable securities consist of investments in U.S. Treasuries, various U.S. governmental agency debt securities, corporate bonds and other fixed income securities. The Company’s investments are classified as available for sale. Such securities are carried at estimated fair value, with any unrealized holding gains or losses reported, net of any tax effects reported, as accumulated other comprehensive income, which is a separate component of stockholders’ equity. Realized gains and losses, and declines in value judged to be other-than-temporary, if any, are included in consolidated results of operations. A decline in the market value of any available for sale security below cost that is deemed to be other-than-temporary results in a reduction in fair value, which is charged to earnings in that period, and a new cost basis for the security is established. Dividend and interest income is recognized when earned. The cost of securities sold is calculated using the specific identification method. The Company places all investments with highly rated government or private sector or industrial financial institutions whose debt is rated as investment grade. The Company classifies all available-for-sale marketable securities with maturities greater than one year from the balance sheet date as non-current assets.

The Company established the Supernus Supplemental Executive Retirement Plan (SERP) for the sole purpose of receiving funds for executives from a previous SERP and providing a continuing deferral program under the Supernus SERP. As of September 30, 2015, the fair value of the SERP was $267,000 and was held in cash securities. As of December 30, 2014, the estimated fair value of the mutual fund investment securities within the SERP was approximately $305,000.  The fair value of these assets is included within other non-current assets on the consolidated balance sheets.  A corresponding noncurrent liability is also included in the consolidated balance sheets to reflect the Company’s obligation for the SERP. The Company has not made, and has no plans to make, contributions to the SERP. The securities are restricted in nature and can only be used for purposes of paying benefits under the SERP.

Accounts Receivable, net

Accounts receivable are reported on the consolidated balance sheets at outstanding amounts, less an allowance for doubtful accounts and discounts. The Company extends credit without requiring collateral. The Company writes off uncollectible receivables when the likelihood of collection is remote. The Company evaluates the collectability of accounts receivable on a regular basis. An allowance, when needed, is based upon various factors including the financial condition and payment history of customers, an overall review of collections experience on other accounts, and economic factors or events expected to affect future collections experience. No accounts have been written off in 2015 and 2014. The Company recorded an allowance of approximately $4.7 million and $4.1 million for estimated sales discounts as of September 30, 2015 and December 31, 2014, respectively.

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

Our products are distributed through wholesalers and pharmaceutical distributors. Each of these wholesalers and distributors will take title and ownership to the product upon physical receipt of the product and then distribute our products to pharmacies. For the three and nine months ended September 30, 2015, the revenue for Oxtellar XR and Trokendi XR was recognized contemporaneously upon shipment of finished products to wholesalers, net of allowances for estimated sales deductions and returns.

Beginning in the second quarter of 2014, the Company began recognizing revenue for Trokendi XR, net of estimated sales deductions, at the time of shipments to wholesalers.  Prior to this change in accounting estimate, the Company recognized revenue for Trokendi XR once delivery had occurred and all sales deductions were known or reasonably estimated. The effect of this change was to increase net product sales by $7.9 million which represent the impact of the deferred product revenue at December 31, 2013, and cost of product sales by $0.5 million for the nine months ended September 30, 2014.

During the three and nine months ended September 30, 2015, the Company recorded a $2.9 million reduction to net revenue related to a change in estimate associated with its accrued sales deductions of $18.8 million at September 30, 2015. The change in estimate reflects returns experience associated with our initial launch shipments, which have now passed their expiry dating.

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

•                  Returns.  Sales of our products are not subject to a general right of return; however, the Company will accept product that is damaged or defective when shipped directly from our warehouse and expired product six months prior and up to 12 months subsequent to its expiry date. Product that has been used to fill patient prescriptions is no longer subject to any right of return.

Milestone Payments

Milestone payments on licensing agreements are recognized as revenue when the collaborative partner acknowledges completion of the milestone and substantive effort was necessary to achieve the milestone. Management may recognize revenue contingent upon the achievement of a milestone in its entirety in the period in which the milestone is achieved only if the milestone meets all the criteria to be considered substantive.  The Company recorded zero and $750,000 of milestone revenue during the three and nine months ended September 30, 2015, respectively, and zero and $2.0 million of milestone revenue during the three and nine months ended September 30, 2014, respectively.

Cost of Product Sales

The cost of product sales consists primarily of materials, third-party manufacturing costs, freight and distribution costs, allocation of labor, quality control and assurance, and other manufacturing overhead costs.

Income Taxes

The Company utilizes the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax reporting bases of assets and liabilities and are measured using enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. Valuation allowances are established to reduce deferred tax assets to the amounts expected to be realized.

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

Recently Issued Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2015-05, “Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement.”  This ASU provides guidance about whether a cloud computing arrangement includes a software license.  If a cloud computing arrangement includes a software license, then the software license element of the arrangement is consistent with the acquisition of other software licenses.  If a cloud computing arrangement does not include a software license, then it should account for the arrangement as a service contract.  The amendments in this ASU are effective for financial statements issued for annual periods, including interim periods within those annual periods, beginning after December 15, 2015.  The Company has elected to adopt the amendment early. The adoption of this standard had no impact on the Company’s financial results.

In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330): “Simplifying the Measurement of Inventory.” Under this new guidance, entities that measure inventory using any method other than last-in, first-out or the retail inventory method will be required to measure inventory at the lower of cost and net realizable value. The amendments in this ASU, which should be applied prospectively, are effective for annual and interim periods beginning after December 15, 2016. Early adoption is permitted. The Company is currently in the process of evaluating the impact of adoption of ASU No. 2015-11 on our consolidated financial statements and related disclosures.

In April 2015, the FASB issued ASU No. 2015-03, “Simplifying the Presentation of Debt Issuance Costs.” This ASU more closely aligns the treatment of debt issuance costs with debt discounts and premiums and requires debt issuance costs be presented as a direct deduction from the carrying amount of the related debt. The amendments in this ASU are effective for financial statements issued for fiscal years beginning after December 15, 2015 and interim periods within those fiscal years. This guidance should be applied on a retrospective basis and the Company will be required to comply with the applicable disclosures for a change in accounting principle. Presently, the Company does not expect the adoption of ASU 2015-03 to have a material impact on our consolidated financial statements and accompanying notes.

In August 2014, the FASB issued ASU No. 2014-15 “Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern”. The new standard requires management to perform interim and annual assessments of an entity’s ability to continue to meet its obligations as they become due within one year after the date that the financial statements are issued. ASU 2014-15 is effective for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted. We do not believe the adoption of the new standard will have a significant impact on our consolidated financial statements.

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

The Company has evaluated all other ASUs issued through the date the consolidated financials were issued and believes that no other ASU will have a material impact on the Company’s consolidated financial statements.

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

The Company reports assets and liabilities that are measured at fair value using a three level fair value hierarchy that prioritizes the inputs used to measure fair value. This hierarchy maximizes the use of observable inputs and minimizes the use of unobservable inputs. The three levels of inputs used to measure fair value are as follows:

•                  Level 1—Inputs are unadjusted quoted prices in active markets for identical assets that the Company has the ability to access at the measurement date.

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

	Fair Value Measurements at
	September 30, 2015
	(unaudited)
			Significant
	Total Fair	Quoted Prices	Other	Significant
	Value at	in Active	Observable	Unobservable
	September 30,	Markets	Inputs	Inputs
	2015	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and cash equivalents	$26,294	$26,294	$—	$—
Marketable securities	31,408	—	31,408	—
Long term marketable securities	43,967	—	43,967	—
Marketable securities - restricted (SERP)	267	267	—	—
Total assets at fair value	$101,936	$26,561	$75,375	$—

Liabilities:
Derivative liabilities	$1,156	$—	$—	$1,156

	Fair Value Measurements at
	December 31, 2014
			Significant
	Total Fair	Quoted Prices	Other	Significant
	Value at	in Active	Observable	Unobservable
	December 31,	Markets	Inputs	Inputs
	2014	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and cash equivalents	$36,396	$36,396	$—	$—
Marketable securities	37,940	—	37,940	—
Long term marketable securities	19,816	—	19,816	—
Marketable securities - restricted (SERP)	305	—	305	—
Total assets at fair value	$94,457	$36,396	$58,061	$—

Liabilities:
Derivative liabilities	$6,564	$—	$—	$6,564

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

Level 3 liabilities include the estimated fair value of the interest make-whole liability associated with the Company’s 7.5% Convertible Senior Secured Notes due 2019 (the Notes) and outstanding warrants to purchase common stock, which are recorded as derivative liabilities. During the three months ended September 30, 2015, all of the outstanding warrants to purchase common stock were exercised. As of September 30, 2015 there remain no warrants outstanding.

The fair value of the interest make-whole liability of the Notes was calculated using a binomial-lattice model with the following key assumptions as of September 30, 2015, unaudited:

Volatility	45%
Stock Price as of September 30, 2015	$14.03 per share
Credit Spread	1851 bps
Term	1.6 years
Dividend Yield	0.0%

Significant changes to these assumptions could result in increases/decreases to the fair value of the derivative liabilities.

Changes in the fair value of the warrants and the interest make-whole liability are recognized as a component of Other Income (Expense) in the Consolidated Statements of Operations. The following table presents information about the Company’s Level 3 liabilities as of December 31, 2014 and September 30, 2015 that are included in the Non-Current Liabilities section of the Consolidated Balance Sheets, in thousands:

Nine Months ended
September 30,
2015
(unaudited)

Balance at December 31, 2014	$6,564

Changes in fair value of derivative liabilities included in earnings	(66)
Reduction due to conversion of debt to equity	(4,690)
Cashless exercise of common stock warrants	(652)

Balance at September 30, 2015	$1,156

The carrying value, face value and estimated fair value of the Notes was approximately $8.1 million, $9.7 million and $27.3 million, respectively, as of September 30, 2015. The fair value was estimated based on actual trade information as well as quoted prices provided by bond traders, which would be characterized within Level 2 of the fair value hierarchy. This fair value amount gives recognition to the value of the interest make-whole liability and the value of the conversion option. These items have been accounted for as derivative liabilities and additional paid-in-capital, respectively.

The carrying amounts of other financial instruments, including accounts receivable, accounts payable and accrued expenses approximate fair value due to their short-term maturities.

Unrestricted marketable securities held by the Company were as follows, in thousands:

At September 30, 2015 (unaudited):

Available for Sale	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate debt securities	$75,482	$23	$(130)	$75,375

At December 31, 2014:

Available for Sale	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate debt securities	$57,910	$4	$(158)	$57,756

The contractual maturities of the unrestricted available for sale marketable securities held by the Company were as follows, in thousands:

September 30,
2015
(unaudited)
Less Than 1 Year	$31,408
1-5 years	43,967
Greater Than 5 Years	—
Total	$75,375

The Company has not experienced any other-than-temporary losses on its marketable securities and restricted marketable securities. The cost of securities sold is calculated using the specific identification method.

4.  Inventories

Inventories consist of the following, in thousands:

	September 30,	December 31,
	2015	2014
	(unaudited)

Raw materials	$3,604	$2,491
Work in process	4,051	6,328
Finished goods	7,087	4,622
	$14,742	$13,441

5.  Property and Equipment

Property and equipment consist of the following, in thousands:

	September 30,	December 31,
	2015	2014
	(unaudited)
Computer equipment	$1,039	$862
Software	663	254
Lab equipment and furniture	5,634	5,194
Leasehold improvements	2,642	2,428
	9,978	8,738
Less accumulated depreciation and amortization	(6,768)	(6,290)
	$3,210	$2,448

Depreciation and amortization expense on property and equipment was approximately $162,000 and $478,000 for the three and nine months ended September 30, 2015, respectively, and $184,000 and $529,000 for the three and nine months ended September 30, 2014, respectively.

6.  Intangible Assets and Deferred Legal Fees

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

		September 30, 2015
		(unaudited)		December 31, 2014
	Weighted-	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Average Life	Amount	Amortization	Amount	Amortization

Purchased patents	10.0	$2,292	$2,240	$2,292	$2,067
Deferred legal fees		$16,575	$—	$5,209	$—

Deferred legal fees will be capitalized as part of the patents upon successful outcome of the on-going litigation related to these patents, at which point amortization of those costs will begin. If the Company is unsuccessful, the deferred legal fees will be expensed at that time. Five U.S. patents have been issued covering Oxtellar XR and six U.S. patents have been issued covering Trokendi XR, with the patents expiring no earlier than 2027.

Amortization expense associated with purchased patents was approximately $57,000 for each of the three months ended September 30, 2015 and 2014 and was approximately $172,000 for each of the nine months ended September 30, 2015 and 2014. The estimated annual aggregate amortization expense through December 31, 2015 is $229,000. The net book value of intangible assets was approximately $16.6 million as of September 30, 2015 and was approximately $5.4 million as of December 31, 2014.

There were no indicators of impairment identified at September 30, 2015 or December 31, 2014.

7.  Accrued Expenses

Accrued Expenses are comprised of the following, in thousands:

	September 30,	December 31,
	2015	2014
	(unaudited)
Accrued compensation	$7,711	$5,829
Accrued professional fees	7,309	2,049
Accrued clinical trial and clinical supply costs	1,693	2,942
Accrued sales and marketing expenses	1,007	1,017
Accrued product costs	966	3,014
Accrued interest expense	492	639
Other accrued expenses	2,175	1,536
	$21,353	$17,026

8.   Convertible Senior Secured Notes

The table below summarizes activity related to the Notes from issuance on May 3, 2013 through September 30, 2015, in thousands:

Gross proceeds	$90,000
Initial value of interest make-whole derivative reported as debt discount	(9,270)
Conversion option reported as debt discount and APIC	(22,336)
Conversion of debt to equity - principal	(53,941)
Conversion of debt to equity - accretion of debt discount	17,926
Accretion of debt discount	4,568
December 31, 2014 carrying value	26,947

Conversion of debt to equity - principal	(26,335)
Conversion of debt to equity - accretion of debt discount	6,863
Accretion of debt discount	593
September 30, 2015 carrying value, unaudited	$8,068

During the nine month period ended September 30, 2015, approximately $26.3 million of the Notes were presented to the Company for conversion. Accordingly, the Company issued approximately 5.0 million shares of common stock in conversion of the principal amount of the Notes.  The Company issued an additional 0.5 million shares of common stock in settlement of the interest make-whole provision related to the converted Notes.  As a result of the conversions, the Company incurred a loss of approximately $2.4 million on extinguishment of debt during the nine months ended September 30, 2015, which is included as a separate component of other income (expense) on the consolidated statement of operations.  During the nine month period ended September 30, 2014, as a result of approximately $13.4 million in note conversions, the Company incurred a loss of approximately $2.6 million on extinguishment of debt.

9. Summary Stockholders’ Equity

The following summary table provides details related to the activity in certain captions within Stockholders’ Equity for the nine month period ended September 30, 2015, in thousands.

	Common Stock	Additional Paid-in Capital
	(unaudited)

Balance, December 31, 2014	$43	$230,122
Share-based compensation	—	3,152
Issuance of ESPP shares	—	324
Exercise of stock options	—	743
Equity issued on note conversion	6	26,013
Exercise of warrants	—	652
Balance, September 30, 2015	$49	$261,006

10. Share-Based Payments

The Company has adopted the Supernus Pharmaceuticals, Inc. 2012 Equity Incentive Plan (the 2012 Plan), which is stockholder approved, and provides for the grant of stock options and certain other awards, including stock appreciation rights (SAR), restricted and unrestricted stock, stock units, performance awards, cash awards and other awards that are convertible into or otherwise based on the Company’s common stock, to the Company’s key employees, directors, and consultants and advisors. The 2012 Plan is administered by the Company’s Board of Directors and provides for the issuance of up to 4,000,000 shares of the Company’s common stock upon the exercise of stock awards. Option awards are granted with an exercise price equal to the estimated fair value of the Company’s common stock at the grant date; those option awards generally vest in four annual installments, starting on the first anniversary of the date of grant and have ten year contractual terms. Share-based compensation recognized related to the grant of employee and non-employee stock options, SAR, potential Employee Stock Purchase Plan (ESPP) awards and non-vested stock was as follows, in thousands:

	Three Months ended September 30,		Nine Months ended September 30,
	2015	2014	2015	2014
	(unaudited)		(unaudited)
Research and development	$236	$196	$646	$559
Selling, general and administrative	896	508	2,506	1,464
Total	$1,132	$704	$3,152	$2,023

The following table summarizes stock option and SAR activity:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)

Outstanding, December 31, 2014	2,080,749	$7.93	8.04
Granted (unaudited)	950,800	$10.06
Exercised (unaudited)	(177,270)	$4.19
Forfeited or expired (unaudited)	(127,965)	$8.56
Outstanding, September 30, 2015 (unaudited)	2,726,314	$8.89	8.14

As of December 31, 2014:
Vested and expected to vest	2,041,026	$7.91	8.03
Exercisable	626,548	$6.40	6.91

As of September 30, 2015:
Vested and expected to vest (unaudited)	2,672,876	$8.87	8.13
Exercisable (unaudited)	879,346	$7.96	7.13

11.  Earnings per Share

Basic income per common share is determined by dividing income attributable to common stockholders by the weighted-average number of common shares outstanding during the period, without consideration of common stock equivalents. Diluted income per share is computed by dividing the income attributable to common stockholders by the weighted-average number of common share equivalents outstanding for the period. The treasury stock method is used to determine the dilutive effect of the Company’s stock option grants, SARs, and potential ESPP awards, and the if-converted method is used to determine the dilutive effect of the Company’s Notes.

The following common stock equivalents were excluded in the calculation of diluted income per share because their effect would be anti-dilutive as applied to the income from continuing operations applicable to common stockholders for the three and nine months ended September 30, 2015 and 2014:

	Three Months ended September 30,		Nine Months ended September 30,
	2015	2014	2015	2014
	(unaudited)		(unaudited)
Shares underlying Convertible Senior Secured Notes	—	—	—	—
Warrants to purchase common stock	40,850	—	38,424	—
Stock options, stock appreciation rights, non-vested stock options and ESPP awards	39,289	—	13,240	—

The following table sets forth the computation of basic and diluted net income per share for the three and nine months ended September 30, 2015 and 2014, in thousands, except share and per share amounts:

	Three Months ended September 30,		Nine Months ended September 30,
	2015	2014	2015	2014
	(unaudited)		(unaudited)
Numerator, in thousands:
Net income used for calculation of basic EPS	$4,222	$27,858	$7,145	$15,516

Interest expense on convertible debt	292	1,289	1,004	3,774
Changes in fair value of derivative liabilities	(174)	(760)	(462)	(2,115)
Loss on extinguishment of outstanding debt, as if converted	32	(8,496)	(94)	(10,497)
Total adjustments	150	(7,967)	448	(8,838)
Net income used for calculation of diluted EPS	$4,372	$19,891	$7,593	$6,678

Denominator:
Weighted average shares outstanding, basic	48,515,071	42,900,269	47,011,243	42,035,025

Effect of dilutive potential common shares:
Shares underlying Convertible Senior Secured Notes	1,961,410	6,751,484	3,703,320	7,308,192
Shares issuable to settle interest make-whole derivatives	98,879	825,057	—	687,148
Warrants to purchase common stock	—	20,857	—	20,905
Stock options, stock appreciation rights, non-vested stock options and ESPP awards	1,015,437	327,966	344,903	326,916
Total potential dilutive common shares	3,075,726	7,925,364	4,048,223	8,343,161
Weighted average shares outstanding, diluted	51,590,797	50,825,633	51,059,466	50,378,186

Net income per share, basic	$0.09	$0.65	$0.15	$0.37
Net income per share, diluted	$0.08	$0.39	$0.15	$0.13

12. Income Taxes

During the three and nine months ended September 30, 2015, the Company had pre-tax income of $4.3 million and $7.9 million, respectively. The provision for Federal and state income taxes related to the pre-tax income has been largely offset by the utilization of available net operating loss carryforwards (NOL’s). Accordingly, the Company reduced its valuation allowance against its deferred tax assets and recognized an income tax expense for the jurisdictions that did not have sufficient NOL’s to offset the expected tax expense.

During the three months and nine months ended September 30, 2015, the Company recorded zero and $0.7 million, respectively, of current tax expense related to an increase in our reserve for an uncertain tax position related to the Alternative Minimum Tax.

13. Commitments and Contingencies

The Company has concurrent leases for office and lab space that extend through April 2020. The Company may elect to extend the term of the leases for an additional five-year term. The leases provide for a tenant improvement allowance of approximately $2.1 million in aggregate. During the three and nine months ended September 30, 2015, $107,000 and $215,000, respectively, of the allowance was utilized and is included in fixed assets and deferred rent.  During the three and nine months ended September 30, 2014, $7,000 and $90,000, respectively, of the allowance was utilized.  As of September 30, 2015, $0.5 million remains available for tenant improvements. Rent expense for the leased facilities and leased vehicles for the three and nine months ended September 30, 2015 was approximately, $0.7 million, and $2.0 million, respectively. Rent expense for the leased facilities and leased vehicles for the three and nine months ended September 30, 2014 was approximately, $0.7 million, and $1.6 million, respectively.

Future minimum lease payments under non-cancelable operating leases as of September 30, 2015 are as follows, in thousands:

Year ending December 31:
2015 (remaining)	$449
2016	1,451
2017	1,290
2018	1,314
Thereafter	1,795
$6,299

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

14. Collaboration Agreements

United Therapeutics

The Company has a license agreement with United Therapeutics Corporation to use one of its proprietary technologies for an oral formulation of Remodulin for the treatment of pulmonary arterial hypertension and potentially for additional indications. Through September 30, 2015, the Company has received $3.5 million in milestone payments under the agreement.  During 2014, we entered into a Royalty Interest Acquisition Agreement with HealthCare Royalty Partners III, L.P., (HC Royalty).  Pursuant to this Agreement, HC Royalty made a $30.0 million cash payment to the Company in consideration for acquiring from the Company certain royalty and milestone rights related to the commercialization of Orenitram (treprostinil) Extended-Release Tablets.  We will retain full ownership of the royalty rights after a certain threshold has been reached per the terms of the Agreement.  There was zero revenue generated from this license agreement in the three and nine months ended September 30, 2015. The revenue generated from this license agreement in the three and nine months ended September 30, 2014 was $2.0 million for a milestone payment.  As of September 30, 2015 and December 31, 2014, there are no receivables or payables related to the collaboration with United Therapeutics Corporation.

Stendhal Licenses

In August 2011, we executed a Development and Licensing Agreement with Especificos Stendhal, S.A., DE C.V. (Stendhal) that provided Stendhal an exclusive license to our licensed intellectual property underlying our Oxtellar XR product in Mexico, Venezuela, Colombia and other select markets in Central and South America. The agreement included the right to our patents, proprietary information, and know-how of our drug-delivery technology and pharmaceutical product underlying our Oxtellar XR product. Stendhal is responsible for all costs associated with clinical development, approval, commercialization and distribution of the product in the defined territory, which may be expanded upon certain events. We have received $2.3 million from Stendhal, which was recognized as revenue on a straight-line basis over the substantive obligation period. As of September 30, 2015, this up-front payment had been fully recognized as revenue. We may receive up to $1.5 million in additional milestone payments, based on certain regulatory and commercial milestones defined in the agreement.

In September 2012, the Company executed a Development and Licensing Agreement (Stendhal License Agreement) with Stendhal that provided Stendhal with an exclusive license of the Company’s licensed intellectual property underlying the Trokendi XR product in the defined territory. The license included the right to the Company’s patents, proprietary information, and know-how of the Company’s drug-delivery technology and pharmaceutical product underlying its Trokendi XR product. Stendhal is responsible for all costs associated with clinical development, approval, commercialization and distribution of the product in the defined territory. The Company received $1.8 million that is being recognized as revenue on a straight-line basis over its substantive obligation period of twelve years. As of September 30, 2015, approximately $1.3 million of this amount was recorded as deferred revenue of which $0.1 million was current and $1.2 million was non-current. The Company monitors this estimate on a quarterly basis to determine if facts and circumstances may have changed that would require a prospective adjustment to the recognition period. The Company may receive up to an additional $1.8 million in future milestone payments, based on certain milestones defined in the Stendhal License Agreement.

The licensing revenue generated from Stendhal in the nine months ended September 30, 2015 and September 30, 2014 was $0.1 million and $0.2 million, respectively.  As of September 30, 2015 and December 31, 2014, there is $1.3 million and $1.4 million, respectively, in deferred licensing revenue included in the balance sheet.  There were de minimis amounts of product revenue for the nine months ended September 30, 2015 and 2014. There is a combined amount of $0.8 million of milestone and product receivables at September 30, 2015 and a de minimis amount of receivables at December 31, 2014.

15. Subsequent Events

Subsequent to September 30, 2015, holders of the Notes converted approximately $1.2 million of the Notes and we issued a total of approximately 0.2 million shares of common stock in conversion of the principal amount of the Notes and accrued interest thereon, and issued an additional 13,000 shares of common stock in settlement of the interest make-whole provision related to the converted Notes.

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

In addition, we are developing multiple product candidates in psychiatry to address the large unmet medical need and market opportunity for the treatment of attention deficit hyperactivity disorder (ADHD). With SPN-810, we are treating impulsive aggression in patients who have ADHD and who are being treated with standard ADHD treatment. There are currently no approved products indicated for the treatment of impulsive aggression in patients who have ADHD.

The table below summarizes our current pipeline of novel products and product candidates.

Product	Indication	Status
Oxtellar XR	Epilepsy	Launched
Trokendi XR	Epilepsy*	Launched
SPN-810	Impulsive Aggression**	Phase III
SPN-812	ADHD	Phase IIb
SPN-809	Depression	Active IND

*          Supplemental New Drug Application submitted for treatment for adults for prophylaxis of migraine headache.

**   Initial program is in patients with ADHD, with a plan to follow on in other possible indications, such as autism and bipolar disorder.

We are continuing to expand our intellectual property portfolio to provide additional protection for our technologies, products, and product candidates. We currently have five U.S. patents issued covering Oxtellar XR and six U.S. patents issued covering Trokendi XR, with the patents expiring no earlier than 2027 for each product.

Marketed Products.  Oxtellar XR and Trokendi XR were the first once-daily extended release oxcarbazepine and topiramate products indicated for patients with epilepsy in the U.S. market. These products differ from the immediate release products by offering convenient once-daily dosing and unique pharmacokinetic profiles that can have very positive clinical effects for some patients with epilepsy. We believe an once-daily dosing regimen improves adherence, making it more probable that patients maintain sufficient levels of medication in their bloodstream to protect against seizures. In addition, the unique smooth and steady pharmacokinetic profiles of our once-daily formulations reduce the peak to trough blood level fluctuations that are typically associated with immediate release products which result in increased adverse events or more symptomatic side effects and decreased efficacy.

Trokendi XR

Trokendi XR was the first once-daily extended release topiramate product indicated for patients with epilepsy in the U.S. market, designed to improve patient adherence and to show a better pharmacokinetic profile than the current immediate release products, which must be taken multiple times per day. Trokendi XR’s pharmacokinetic profile results in lower peak plasma concentrations, higher trough plasma concentrations, and slower plasma input rate. This results in smoother and more consistent blood levels of topiramate than immediate release topiramate formulations can deliver. We believe that such a profile mitigates blood level fluctuations that are frequently associated with many side effects as well as mitigating the likelihood of breakthrough seizures that patients can suffer when taking immediate release products. Side effects can lead patients to skip doses, whereupon the increased non-adherence could place them at higher risk for breakthrough seizures.

The United States Food and Drug Administration (FDA) has accepted for review the Company’s supplemental new drug application for Trokendi XR, requesting FDA approval to expand the indication for Trokendi XR beyond the current indication for the treatment of epilepsy to include treatment for adults for prophylaxis of migraine headache. Under the Prescription Drug User Fee Act (PDUFA) guidelines, the FDA has set a target date in the second quarter of 2016 to complete its review.

Oxtellar XR

Oxtellar XR was the only once-daily extended release oxcarbazepine product indicated for the treatment of patients with epilepsy in the U.S. as an adjunctive therapy. With its novel pharmacokinetic profile showing lower peak plasma concentrations, a slower rate of input, higher trough plasma concentrations, and smoother and more consistent blood levels compared to immediate release products, we believe Oxtellar XR has the potential to improve the tolerability of oxcarbazepine and thereby reduce symptomatic side effects. This could enable more patients to tolerate higher doses of oxcarbazepine, which would permit them to benefit from the resulting improved efficacy and greater seizure control which has been previously reported in patients taking higher doses. Patients taking higher doses of immediate release oxcarbazepine are often unable to tolerate the resultant increased adverse side effects. In addition, Oxtellar XR once-per-day dosing is designed to improve patient adherence compared to the current immediate release products that must be taken multiple times per day.

We expect the number of prescriptions filled for Oxtellar XR and Trokendi XR to continue to increase through the end of 2015 and in subsequent years. Data from Wolters-Kluwer/Symphony show 272,918 prescriptions filled for both drugs during the nine months ended September 30, 2015, representing a growth of 101% as compared to the 135,652 prescriptions reported for the nine months ended September 30, 2014.  For the three months ended September 30, 2015 data from Wolters- Kluwer/Symphony show 102,831 prescriptions filled for both drugs, representing a growth of 78.0% as compared to the 57,776 prescriptions reported for the three months ended September 30, 2014 and sequential growth of 12.6% from the 91,324 prescriptions reported for the three months ended June 30, 2015.

Net product sales for the nine months ended September 30, 2015 totaled $100.9 million, an increase of 71% over the same period last year.  Total net product sales for the third quarter of 2015 were $38.6 million, compared to total net product sales of $22.5 million for the same quarter last year, and an increase of 13% over the second quarter of 2015.

Operating income for the nine months ended September 30, 2015 totaled $10.8 million, a decrease of $8.7 million over the same period last year.

We are progressing with our Phase IV post-marketing commitments for Oxtellar XR and Trokendi XR. The work we are completing to meet our FDA commitments may also have applicability in life-cycle management. We have received a Pediatric Research Equity Act (PREA) letter because we have been unsuccessful, so far, in developing a suitable formulation for pediatric use. We are continuing our efforts and will have a new plan in place by the end of November 2015.

We have received several Paragraph IV Notice Letters concerning Oxtellar XR and Trokendi XR from various third-parties. In response to these Paragraph IV notice letters, we have initiated litigation against these third parties alleging infringement of our intellectual property rights. We intend to vigorously defend our intellectual property rights in each of these cases. We anticipate continuing to incur increasing amounts of legal fees and related expenses for these cases as they progress (See Part II, Item 1—Legal Proceedings in this Quarterly Report on Form 10-Q for additional information).

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

Product Candidates.  We are developing SPN-810 (molindone hydrochloride) as a novel treatment for impulsive aggression in patients who have ADHD and who are being treated with standard ADHD treatment, and SPN-812 (viloxazine hydrochloride) for the treatment of ADHD. We initiated the Phase III clinical trials for SPN-810 during the third quarter of 2015 and a Phase IIb clinical trial for SPN-812 in the fourth quarter of 2015.

In early April 2015, the Company submitted to the FDA the impulsive aggression outcome and assessment scale we propose to use in the Phase III SPN-810 trials. We subsequently met with the FDA in July 2015 to review this scale and our proposed primary endpoint for the Phase III trials.  The FDA accepted the use of our scale and agreed with our proposed primary endpoint.  As a result of the meeting, we submitted a Special Protocol Assessment (SPA) in the third quarter of 2015.

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

SPN-812 is being developed as a novel non-stimulant treatment for ADHD.  The FDA accepted our Investigational New Drug application (IND) for the extended-release formulation and we initiated a Phase IIb trial during the fourth quarter of 2015.

We expect to incur significant research and development expenses related to the continued development of each of our product candidates, with cost for each of the two programs of approximately $100 million.

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

We believe the following accounting policies and estimates to be critical:

Inventories and Cost of Product Sales

We carry inventories at the lower of cost or market using the first-in, first-out method. Inventory values include materials, labor, and direct and indirect overhead. Inventory is evaluated for impairment through consideration of factors such as net realizable value, obsolescence and expiry. The value of our inventories does not exceed either replacement cost or net realizable value. We believe Oxtellar XR and Trokendi XR have limited risk of obsolescence based on current demand, our projections for future demand, and product dating.

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

Our products are distributed through wholesalers and pharmaceutical distributors. Each of these wholesalers and distributors will take title and ownership of the product upon physical receipt of the product and then distribute our products to pharmacies.  For the three and nine months ended September 30, 2015, the revenue for Oxtellar XR and Trokendi XR was recognized contemporaneously upon shipment of finished product to wholesalers, net of allowances for estimated sales deductions and returns.

We derive our estimated sales deductions from an analysis of historical levels of deductions specific to each product. In addition, we also consider the impact of anticipated changes in product price, sales trends and changes in managed care coverage. During the three and nine months ended September 30, 2015, the Company recorded a $2.9 million reduction to net revenue related to a change in estimate associated with its accrued sales deductions. The change in estimate reflects returns experience associated with our initial launch shipments, which have now passed their expiry dating.

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

Results of Operations

Comparison of the three months ended September 30, 2015 and September 30, 2014

	Three Months ended September 30,		Increase/
	2015	2014	(decrease)
	(unaudited, in thousands)
Revenues:
Net product sales	$38,551	$22,452	16,099
Revenue from royalty agreement	—	30,000	(30,000)
Licensing revenue	35	36	(1)
Total revenues	38,586	52,488
Costs and expenses
Cost of product sales	2,248	1,321	927
Research and development	9,129	4,657	4,472
Selling, general and administrative	22,900	17,343	5,557
Total costs and expenses	34,277	23,321
Operating income	4,309	29,167
Other income (expense)
Interest income	169	78	91
Interest expense	(292)	(1,289)	997
Changes in fair value of derivative liabilities	114	760	(646)
Loss on extinguishment of debt	(25)	(860)	835
Other income	5	2	3
Total other income (expenses)	(29)	(1,309)
Earnings before income taxes	4,280	27,858
Income tax	58	—	58
Net income	$4,222	$27,858

Net Product Sales.  Our net product sales of $38.6 million for the three months ended September 30, 2015 are based on $8.7 million of revenue from Oxtellar XR shipments to distributors, less estimates for discounts, rebates, other sales deductions and returns, and $29.9 million of revenue from Trokendi XR shipments to distributors, less estimates for discounts, rebates, other sales deductions and returns.  The increase in net product sales is primarily driven by an increase in underlying prescription growth. Our net product sales of $22.5 million for the three months ended September 30, 2014 are based on $7.2 million of revenue from shipments of Oxtellar XR to distributors, less estimates for discounts, rebates, other sales deductions and returns, and $15.3 million of revenue from shipments of Trokendi XR to distributors, less estimates for discounts, rebates, other sales deductions and returns.

Revenue from Royalty Agreement. Revenue of $30.0 million received during the three months ended September 30, 2014 was from a one-time payment pursuant to an agreement with HealthCare Royalty Partners III, L.P. (HC Royalty).

Research and Development Expense.  Research and development expenses during the three months ended September 30, 2015 were $9.1 million as compared to $4.7 million for the three months ended September 30, 2014, an increase of $4.5 million or 96%.  During the third quarter of 2015, we were focused on preparing for the SPN-810 late stage studies including development of the outcome and assessment scale that we will use in the trials, manufacturing of the clinical supplies, retention of a clinical research organization and site selection. We expect research and development costs to increase significantly through the end of 2015 and into 2016.  We initiated the Phase III clinical trials for SPN-810 during the third quarter of 2015 and a Phase IIb clinical trial for SPN-812 in the fourth quarter of 2015.

Selling, General and Administrative Expenses.  Our selling, general and administrative expenses were $22.9 million during the three months ended September 30, 2015 as compared to $17.3 million for the three months ended September 30, 2014, an increase of $5.6 million or 32.0%. This increase was mainly due to an increase in promotional and marketing expenses including sample distribution to support the growth of Oxtellar XR and Trokendi XR.

Interest Expense.  Interest expense was $0.3 million during the three months ended September 30, 2015 as compared to $1.3 million for the three months ended September 30, 2014. The decrease of $1.0 million was primarily due to a decrease in the outstanding principal amount of our 7.5% Convertible Senior Secured Notes due in 2019 (the Notes) from $36.1 million at September 30, 2014 to $9.7 million at September 30, 2015.

Changes in Fair Value of Derivative Liability.  During the three months ended September 30, 2015, we recognized non-cash credit of $114,000 related to a change in estimated fair value of the warrant liability of $60,000, offset by $174,000 of interest make-whole derivative liability related to our Notes. This loss is primarily due to the decrease in our stock price. We recognized a non-cash credit of $0.8 million associated with the interest make-whole derivative liability during the three months ended September 30, 2014, due primarily to the passage of time.

Loss on Extinguishment of Debt.  During the three months ended September 30, 2015, we recognized a non-cash loss on extinguishment of debt of $25,000 related to the conversion of $1.0 million of our Notes. During the three months ended September 30, 2014, we recognized a non-cash loss on extinguishment of debt of $0.9 million related to the conversion of $3.7 million of our Notes.

Income Tax.  During the three months ended September 30, 2015, we recorded $58,000 of current tax expense related primarily to an increase in our reserve for an uncertain tax position related to the Alternative Minimum Tax.

Net Income.  We realized net income of $4.2 million during the three months ended September 30, 2015, compared to a net income of $27.9 million during the three months ended September 30, 2014, a decrease of $23.6 million. This change was primarily due to the revenue generated from our two commercial products, Oxtellar XR and Trokendi XR, offset by increased expenses incurred in preparing for the late stage studies for two product candidates, an increase in marketing expenditures associated with ongoing support of Oxtellar XR and Trokendi XR, and the one-time payment of $30.0 million received from HC Royalty during 2014.

Comparison of the nine months ended September 30, 2015 and September 30, 2014

	Nine Months ended September 30,		Increase/
	2015	2014	(decrease)
	(unaudited, in thousands)
Revenues:
Net product sales	$100,914	$59,056	41,858
Revenue from royalty agreement	—	30,000	(30,000)
Licensing revenue	857	2,188	(1,331)
Total revenues	101,771	91,244
Costs and expenses
Cost of product sales	5,628	3,476	2,152
Research and development	19,690	13,816	5,874
Selling, general and administrative	65,637	54,452	11,185
Total costs and expenses	90,955	71,744
Operating income	10,816	19,500
Other income (expense)
Interest income	419	265	154
Interest expense	(1,004)	(3,774)	2,770
Changes in fair value of derivative liabilities	66	2,115	(2,049)
Loss on extinguishment of debt	(2,400)	(2,592)	192
Other income	30	2	28
Total other income (expenses)	(2,889)	(3,984)
Earnings before income taxes	7,927	15,516
Income tax	782	—	782
Net income	$7,145	$15,516

Net Product Sales.  Our net product sales of $100.9 million for the nine months ended September 30, 2015 are based on $23.9 million of revenue from Oxtellar XR shipments to distributors, less estimates for discounts, rebates, other sales deductions and returns, and $77.0 million of revenue from Trokendi XR shipments to distributors, less estimates for discounts, rebates, other sales deductions and returns.  The increase in net product sales is primarily driven by an increase in underlying prescription growth. Our net product sales of $59.1 million for the nine months ended September 30, 2014 are based on $17.1 million of revenue from shipments of Oxtellar XR to distributors, less estimates for discounts, rebates, other sales deductions and returns, and $42.0 million of revenue from shipments of Trokendi XR to distributors, less estimates for discounts, rebates, other sales deductions and returns. The effect of the change to contemporaneous revenue recognition for Trokendi XR in the second quarter of 2014 was to increase net product sales by $7.9 million for the nine month period ended September 30, 2014.  This represents the impact of the deferred product revenue at December 31, 2013.

Revenue from Royalty Agreement. Revenue of $30.0 million received during the nine months ended September 30, 2014 was from a one-time payment pursuant to an agreement with HC Royalty.

Research and Development Expense.  Research and development expenses during the nine months ended September 30, 2015 were $19.7 million as compared to $13.8 million for the nine months ended September 30, 2014, an increase of $5.9 million or 42.5%. This increase is due to our focus on preparing for the SPN-810 late stage studies including development of the outcome and assessment scale that we will use in the trials coupled with manufacturing of the clinical supplies. We expect research and development costs to increase significantly through the end of 2015 and into 2016.  We initiated the Phase III clinical trials for SPN-810 during the third quarter of 2015 and a Phase IIb clinical trial for SPN-812 in the fourth quarter of 2015.

Selling, General and Administrative Expenses.  Our selling, general and administrative expenses were $65.6 million during the nine months ended September 30, 2015 as compared to $54.5 million for the nine months ended September 30, 2014, an increase of

$11.2 million or 20.5%. This increase was mainly due to an increase in promotional and marketing expenses including sample distribution to support the growth of Oxtellar XR and Trokendi XR.

Interest Expense.  Interest expense was $1.0 million during the nine months ended September 30, 2015 as compared to $3.8 million for the nine months ended September 30, 2014. The decrease of $2.8 million was primarily due to a decrease in the outstanding principal amount of our Notes from $36.1 million at September 30, 2014 to $9.7 million at September 30, 2015.

Changes in Fair Value of Derivative Liability.  During the nine months ended September 30, 2015, we recognized non-cash credit of $66,000 related to a change in estimated fair value of the warrant liability of $397,000, offset by $463,000 of interest make-whole derivative liability related to our Notes. This loss is primarily due to the decrease in our stock price. We recognized a non-cash credit of $2.1 million associated with the interest make-whole derivative liability during the nine months ended September 30, 2014, due primarily to the passage of time.

Loss on Extinguishment of Debt.  During the nine months ended September 30, 2015, we recognized a non-cash loss on extinguishment of debt of $2.4 million related to the conversion of $26.3 million of our Notes. During the nine months ended September 30, 2014, we recognized a non-cash loss on extinguishment of debt of $2.6 million related to the conversion of $13.4 million of our Notes.

Income Tax.  During the nine months ended September 30, 2015, we recorded $782,000 of current tax expense related primarily to an increase in our reserve for an uncertain tax position related to the Alternative Minimum Tax.

Net Income.  We realized net income of $7.1 million during the nine months ended September 30, 2015, compared to net income of $15.5 million during the nine months ended September 30, 2014, a change of $8.4 million. This change was primarily due to the revenue generated from our two commercial products, Oxtellar XR and Trokendi XR, offset by increased expenses incurred in preparing for the late stage studies for two product candidates, an increase in marketing expenditures associated with ongoing support of Oxtellar XR and Trokendi XR, and the one-time payment of $30.0 million received from HC Royalty during 2014.

Liquidity and Capital Resources

We believe our increasing levels of net product sales will be sufficient to finance our operations in 2015 and subsequent years, including the increased research and development expenses for our clinical trials. We achieved positive cash flow and profitability from operations during the fourth quarter of 2014 and expect continued profitability for calendar year 2015 and beyond as we continue to increase sales while also increasing activities and spending to advance our clinical product candidates.

Our working capital at September 30, 2015 was $59.4 million, a decrease of $22.0 million compared to our working capital of $81.4 million at December 31, 2014. This decrease was primarily attributable to the purchase of long term marketable securities, an increase in our accrued sales deductions and an additional $11.4 million of deferred legal fees incurred in connection with litigation related to patents for Oxtellar XR and Trokendi XR (see Part II, Item I—Legal Proceedings in this Quarterly Report on Form 10-Q).

Our stockholders’ equity increased by $38.1 million during the nine month period ended September 30, 2015 primarily as a result of the issuance of shares related to the conversion of our Notes.

We expect to continue to incur significant sales and marketing expenses related to the commercial support of Oxtellar XR and Trokendi XR. In addition, we expect to incur substantial expenses related to our research and development efforts, primarily related to development of SPN-810 and SPN-812 as we continue to advance these clinical programs.

In addition to income from operations, we have historically financed our business through the sale of our debt and equity securities. On May 3, 2013, we issued $90.0 million aggregate principal amount of Notes to qualified institutional buyers, the initial purchasers of the Notes (the Initial Purchasers). We issued the Notes under an Indenture, dated May 3, 2013. The Notes provide for 7.50% interest per annum on the principal amount of the Notes, payable semi-annually in arrears on May 1 and November 1 of each year. Interest will accrue on the Notes from and including May 3, 2013 and the Notes will mature on May 1, 2019, unless earlier converted, redeemed or repurchased by the Company. The Notes are secured by a first-priority lien, other than customary permitted liens, on substantially all of our assets, whether now owned or hereafter acquired.

As of September 30, 2015, holders of the Notes have converted a total of approximately $80.3 million of the Notes. Cumulatively, through September 30, 2015, we issued a total of approximately 15.1 million shares of common stock in conversion of the principal amount of the Notes and issued an additional 2.2 million shares of common stock and paid approximately $1.7 million cash in settlement of the interest make-whole provision related to the converted Notes. In addition, during the period October 1, 2015 to current, holders of the Notes converted approximately $1.2 million of the Notes and we issued a total of approximately 0.2 million shares of common stock in conversion of the principal amount of the Notes and accrued interest thereon, and issued an additional 13,000 shares of common stock in settlement of the interest make-whole provision related to the converted notes.

On December 17, 2014, the SEC declared effective our registration statement on Form S-3. We may offer and sell securities at a maximum aggregate offering price of up to $112.8 million. In addition, in this shelf registration statement we registered the resale of up to12,749,328 shares of our common stock that may be sold by two selling security holders that held contractual rights to have the resale of their common stock registered. As these security holders have subsequently sold on the open market or distributed to their limited partners an aggregate of 6,800,328 shares, the maximum number of shares that may be resold by selling security holders has been reduced to 5,949,000 shares. While we have no current plans to do so, in the event that we need additional working capital, this registration statement provides an efficient manner for us to complete a securities offering to raise such funds.

Cash Flows

The following table sets forth the major sources and uses of cash and equivalents for the periods set forth below, in thousands:

	Nine Months ended September 30,		Increase/
	2015	2014	(decrease)
	(unaudited)
Net cash provided by (used in):
Operating activities	$12,189	$739	11,450
Investing activities	$(23,358)	$3,797	(27,155)
Financing activities	$1,067	$264	803
Net decrease in cash and cash equivalents	$(10,102)	$4,800

Operating Activities

Net cash provided by operating activities is comprised of two components; cash provided by operating income and cash provided by changes in working capital. Results for the nine months ended September 30, 2015 and September 30, 2014 are summarized below, in thousands:

	Nine Months ended September 30,		Increase/
	2015	2014	(decrease)
	(unaudited)
Cash provided by operating income	$13,975	$20,281	(6,306)

Cash used by changes in working capital	(1,786)	(19,542)	17,756

Net cash provided by operating activities	$12,189	$739

The increase in net cash provided by operating activities is primarily driven by increased revenue generated from the sale of Trokendi XR and Oxtellar XR.

The changes in certain operating assets and liabilities are, in thousands:

	Nine Months ended September 30,
	2015	2014	Explanation of Change
	(unaudited)

Increase in accounts receivable	$(6,334)	$(10,249)	Shipment of additional product to wholesalers.
Increase in inventory	(1,301)	(3,993)	Increase of inventory for product sales.
Increase in prepaid expenses and other assets	(2,793)	(1,246)	Increase in activity to support both products.
Increase in accounts payable and accrued expenses	8,770	3,669	Increase in accounts payable, accrued sales deductions and accrued expenses.
Decrease in deferred product and licensing revenue	(107)	(8,050)	Transition of Trokendi XR revenue recognition to be based on shipments to wholesalers.
Other	(21)	327
	$(1,786)	$(19,542)

Investing Activities

Our investing activities are principally driven by cash provided by our financing activities. We invest excess cash in accordance with our investment policy. Marketable securities consist of investments which generally mature in four years or less, including U.S. Treasury and various government agency debt securities, as well as investment grade securities in industrial, municipal, and financial institutions. Fluctuations in investing activities between periods relate exclusively to the timing of marketable security purchases and the related maturities of these securities.

Net cash used in investing activities for the nine months ended September 30, 2015 of $23.4 million related to an increase in deferred legal fees of $4.5 million, property and equipment purchases of $1.2 million, and purchases of marketable securities of $17.6 million. Net cash provided by investing activities for the nine months ended September, 2014 consisted of $3.8 million related to: marketable securities holdings decreased by $7.4 million offset by the increase in deferred legal fees of $3.1 million and property and equipment purchases of $0.5 million.

Financing Activities

Net cash provided by financing activities of $1.1 million for the nine months ended September 30, 2015 resulted from proceeds received from stock option exercises. Net cash provided by financing activities for the nine months ended September 30, 2014 was $0.3 million, primarily the result of the issuance of common stock related to the proceeds received from employee stock purchase plan shares and exercise of stock options.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations and commitments as of September 30, 2015 (except as noted below), in thousands:

	Less than	1 - 3	3 - 5	Greater than
Contractual Obligations	1 Year	Years	Years	5 Years	Total

Convertible Senior Secured Notes	$—	$—	$9,724	$—	$9,724
Interest on Convertible Notes	729	1,459	426	—	2,614
Operating leases (1)	1,581	2,592	2,126	—	6,299
Purchase obligations (2)	2,700			—	2,700
Total (3)	$5,010	$4,051	$12,276	$—	$21,337

(1)                                 Our commitments for operating leases relate to our lease of office equipment, fleet vehicles and office and laboratory space as of September 30, 2015.

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

Recently Issued Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2015-05, “Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement.”  This ASU provides guidance about whether a cloud computing arrangement includes a software license.  If a cloud computing arrangement includes a software license, then the software license element of the arrangement is consistent with the acquisition of other software licenses.  If a cloud computing arrangement does not include a software license, then it should account for the arrangement as a service contract.  The amendments in this ASU are effective for financial statements issued for annual periods, including interim periods within those annual periods, beginning after December 15, 2015.  The Company has elected to early adopt the amendment. The adoption of this standard had no impact on the Company’s financial results.

In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330): “Simplifying the Measurement of Inventory”. Under this new guidance, entities that measure inventory using any method other than last-in, first-out or the retail inventory method will be required to measure inventory at the lower of cost and net realizable value. The amendments in this ASU, which should be applied prospectively, are effective for annual and interim periods beginning after December 15, 2016. Early adoption is permitted. The Company is currently in the process of evaluating the impact of adoption of ASU No. 2015-11 on our consolidated financial statements and related disclosures.

In April 2015, the FASB issued ASU No. 2015-03, “Simplifying the Presentation of Debt Issuance Costs.” This ASU more closely aligns the treatment of debt issuance costs with debt discounts and premiums and requires debt issuance costs be presented as a direct deduction from the carrying amount of the related debt. The amendments in this ASU are effective for financial statements issued for fiscal years beginning after December 15, 2015 and interim periods within those fiscal years. This guidance should be applied on a retrospective basis and the Company will be required to comply with the applicable disclosures for a change in accounting principle. Presently, the Company does not expect the adoption of ASU 2015-03 to have a material impact on our consolidated financial statements and accompanying notes.

In August 2014, the FASB issued ASU No. 2014-15 “Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern”. The new standard requires management to perform interim and annual assessments of an entity’s ability to continue to meet its obligations as they become due within one year after the date that the financial statements are issued. ASU 2014-15 is effective for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted. We do not believe the adoption of the new standard will have a significant impact on our consolidated financial statements.

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

The Company has evaluated all other ASUs issued through the date the consolidated financials were issued and believes that no other ASU will have a material impact on the Company’s consolidated financial statements.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The primary objective of our investment activities is to preserve our capital to fund operations. We also seek to maximize income from our investments without assuming significant risk. Our exposure to market risk is confined to our cash, cash equivalents, and marketable securities and long term marketable securities. As of September 30, 2015, we had unrestricted cash, cash equivalents, and marketable securities and long term marketable securities of $101.7 million. We do not engage in any hedging activities against changes in interest rates. Because of the short-term maturities of our cash, cash equivalents and marketable securities and because we hold these securities to maturity, we do not believe that an increase in market rates would have any significant impact on the realized value of our investments. We do not have any currency or other derivative financial instruments other than the outstanding warrants to purchase common stock and the interest make-whole payment associated with our Notes.

We contract with contract research organizations and investigational sites globally. We may be subject to fluctuations in foreign currency rates in connection with these agreements, primarily with respect to Euro denominated contracts. We do not hedge our foreign currency exchange rate risk. A hypothetical 10% appreciation in Euro exchange rates against the U.S. dollar from prevailing market rates would have decreased our net income by approximately $6,000 for the three months ended September 30, 2015. Conversely, a hypothetical 10% depreciation in Euro exchange rates against the U.S. dollar from prevailing market rates would have increased our net income by approximately $6,000 for the three months ended September 30, 2015. We do not believe that inflation and changing prices over the three and nine months ended September 30, 2015 and 2014 had a significant impact on our consolidated results of operations.

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

We conducted an evaluation, and under the supervision and with the participation of our management, including the CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(b) and 15d-15(b) under the Exchange Act. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2015.

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

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal control over financial reporting during the three months ended September 30, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Supernus Pharmaceuticals, Inc. v. Actavis, Inc., et al., C.A. Nos. 13-4740; 14-1981 (RMB)(JS) (D.N.J.)

We received a Paragraph IV Notice Letter against two of our Oxtellar XR Orange Book patents (United States Patent Nos. 7,722,898 and 7,910,131) from generic drug maker Watson Laboratories, Inc.—Florida (WLF) n/k/a Actavis Laboratories FL, Inc. (Actavis Labs FL) on June 26, 2013. On August 7, 2013, we filed a lawsuit against Actavis, Inc., Actavis Labs FL, Actavis Pharma, Inc., Watson Laboratories, Inc., and ANDA, Inc. (collectively Actavis) alleging infringement of United States Patent Nos. 7,722,898 and 7,910,131. We received a second Paragraph IV Notice Letter against our later-issued Oxtellar XR Orange Book Patent (United States Patent No. 8,617,600) on February 20, 2014. On March 28, 2014, we filed a second lawsuit against Actavis alleging infringement of United States Patent No. 8,617,600. We have since listed a fourth Orange Book patent, United States Patent No. 8,821,930, and a fifth Orange Book patent, United States Patent No. 9,119,791, which issued on September 1, 2015.(1) Our United States Patent Nos. 7,722,898, 7,910,131, 8,617,600, 8,821,930, and 9,119,791 generally cover once-a-day oxcarbazepine formulations and methods of treating seizures using those formulations. The FDA Orange Book lists all five of our Oxtellar XR patents as expiring on April 13, 2027.

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

On July 27, 2015 Actavis moved for summary judgment of non-infringement of the three patents. We filed a response on September 14, 2015.  Actavis filed a reply on September 28, 2014.  The Court heard oral argument on Actavis’s summary judgment motion on October 7, 2015, and issued an order denying Actavis’s motion on October 14, 2015.  Trial is scheduled to commence for the consolidated case involving United States Patent Nos. 7,722,898, 7,910,131, and 8,617,600 on November 18, 2015.

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

Following an October 7, 2015 Markman hearing, the Court issued a claim construction order for this case on October 9, 2015.  The case is proceeding through fact discovery.

(1)  The company received a Paragraph IV Notice from Actavis Labs FL against United States Patent No. 9,119,791 on October 15, 2015.

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

Following an October 7, 2015 Markman hearing, the Court issued a claim construction order for this case on October 9, 2015.  The case is proceeding through fact discovery.

Supernus Pharmaceuticals, Inc. v. Actavis, Inc., C.A. No. 14-6102 (SDW)(LDW) (D.N.J.)

We received three Paragraph IV Notice Letters against six Trokendi XR Orange Book patents, namely United States Patent Nos. 8,298,576, 8,298,580, 8,663,683, 8,877,248, 8,889,191, and 8,992,989 from generic drug maker Actavis Laboratories FL, Inc. These patents cover once-a-day topiramate formulations and methods of treating seizures using those formulations. On October 1, 2014, we initiated a lawsuit against Actavis; the lawsuit alleges infringement of the Trokendi XR Orange Book patents. The FDA Orange Book currently lists United States Patent No. 8,298,576 as expiring on April 4, 2028 and United States Patent Nos. 8,298,580, 8,663,683, 8,877,248, 8,889,191, and 8,992,989 as expiring on November 16, 2027.

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

This case has been consolidated for pretrial purposes with two other actions pending in the District of New Jersey concerning infringement of the Trokendi XR Orange Book patents, those actions being C.A. No. 14-7272 (against Zydus Pharmaceuticals (USA) Inc. and Cadila Healthcare Limited) and also C.A. No. 15-326 (against Par Pharmaceutical Companies, Inc. and Par Pharmaceutical, Inc.). The Company has since entered into a settlement agreement with Par (see below). A Rule 16 scheduling conference was held on April 14, 2015. The Court issued a Scheduling Order on May 22, 2015, which was amended on July 28, 2015, August 24, 2015, and October 5, 2015. The case is proceeding through fact discovery and claim construction.  No dates have been set for a Markman hearing or trial.

Supernus Pharmaceuticals, Inc. v. Zydus Pharmaceuticals (USA) Inc., C.A. No. 14-7272 (SDW)(LDW) (D.N.J.)

We received three Paragraph IV Notice Letters against six Trokendi XR Orange Book patents, namely United States Patent Nos. 8,298,576, 8,298,580, 8,663,683, 8,877,248, 8,889,191, and 8,992,989 from generic drug maker Zydus Pharmaceuticals (USA) Inc. These patents cover once-a-day topiramate formulations and methods of treating seizures using those formulations. On November 21, 2014, we initiated a lawsuit against Zydus Pharmaceuticals (USA) Inc. and Cadila Healthcare Limited (collectively Zydus); the lawsuit alleges infringement of the Trokendi XR Orange Book patents. The FDA Orange Book currently lists United States Patent No. 8,298,576 as expiring on April 4, 2028 and United States Patent Nos. 8,298,580, 8,663,683, 8,877,248, 8,889,191 and 8,992,989 as expiring on November 16, 2027.

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

This case has been consolidated for pretrial purposes with two other actions pending in the District of New Jersey concerning infringement of the Trokendi XR Orange Book patents, those actions being C.A. No. 14-6102 (against Actavis, Inc., Actavis Laboratories FL, Inc., Actavis plc, Actavis Pharma, Inc., Watson Laboratories, Inc., and ANDA, Inc.) and also C.A. No. 15-326 (against Par Pharmaceutical Companies, Inc. and Par Pharmaceutical, Inc.). The Company has since entered into a settlement agreement with Par (see below). A Rule 16 scheduling conference was held on April 14, 2015. The Court issued a Scheduling Order on May 22, 2015, which was amended on July 28, 2015, August 24, 2015, and October 5, 2015. The case is proceeding through fact discovery and claim construction.  No dates have been set for a Markman hearing or trial.

Supernus Pharmaceuticals, Inc. v. Par Pharmaceutical Companies, Inc., C.A. No. 15-326 (SDW)(LDW) (D.N.J.)

We received three Paragraph IV Notice Letters against six Trokendi XR Orange Book patents, namely United States Patent Nos. 8,298,576, 8,298,580, 8,663,683, 8,877,248, 8,889,191, and 8,992,989 from generic drug maker Par Pharmaceutical, Inc. These patents cover once-a-day topiramate formulations and methods of treating seizures using those formulations. On January 16, 2015, we initiated a lawsuit against Par; the lawsuit alleges infringement of the Trokendi XR Orange Book patents. The FDA Orange Book currently lists United States Patent No. 8,298,576 as expiring on April 4, 2028 and United States Patent Nos. 8,298,580, 8,663,683, 8,877,248, 8,889,191, and 8,992,989 as expiring on November 16, 2027.

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

The Company announced on October 15, 2015 that it has entered into a settlement agreement with Par regarding this case. The settlement permits Par to begin selling a generic version of Trokendi XR on April 1, 2025, or earlier under certain circumstances. The agreement is subject to a consent judgment that was entered by the U.S. District Court for the District of New Jersey. In the consent judgment, Par acknowledges that the Orange Book-listed patents for Trokendi XR owned by Supernus, namely United States Patent Nos. 8,298,576, 8,298,580, 8,663,683, 8,877,248, 8,889,191, and 8,992,989, are valid and enforceable with respect to Par’s ANDA product, and would be infringed by Par’s ANDA product. The agreement will be submitted to the applicable governmental agencies.

Item 1A. Risk Factors

Any investment in our business involves a high degree of risk. Before making an investment decision, you should carefully consider the information we include in this Quarterly Report on Form 10-Q, including our consolidated financial statements and related notes, and the additional information in the other reports we file with the Securities and Exchange Commission along with the risks described in our Annual Report on Form 10-K for the year ended December 31, 2014. These risks may result in material harm to our business and our financial condition and results of operations. In this event, the market price of our common stock may decline and you could lose part or all of your investment.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)           Sales of Unregistered Securities.

During the three months ended September 30, 2015, the Company granted options to employees to purchase an aggregate of 58,300 shares of common stock at an exercise price of $21.21 per share.  The options are exercisable for a period of ten years from the grant date.  These issuances were exempt from registration in reliance on Section 4(a)(2) of the Securities Act as transactions not involving any public offering.

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

SUPERNUS PHARMACEUTICALS, INC.

DATED: November 9, 2015	By:	/s/ Jack A. Khattar
Jack A. Khattar
President, Secretary and Chief Executive Officer

DATED: November 9, 2015	By:	/s/ Gregory S. Patrick
Gregory S. Patrick
Vice President and Chief Financial Officer

EXHIBIT INDEX

Number	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document