Form 10-Q
period 2016-03-31
SUPERNUS PHARMACEUTICALS INC
filed 2016-05-10
CIK 1356576

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of the close of business on April 29, 2016 was 49,421,236.

SUPERNUS PHARMACEUTICALS, INC.

FORM 10-Q — QUARTERLY REPORT

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2016

PART I — FINANCIAL INFORMATION

Supernus Pharmaceuticals, Inc.

Consolidated Balance Sheets

(in thousands, except share amounts)

	March 31,	December 31,
	2016	2015
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$19,830	$34,152
Marketable securities	25,427	28,038
Accounts receivable, net	30,651	25,908
Inventories, net	13,044	12,587
Prepaid expenses and other current assets	5,003	5,261
Total current assets	93,955	105,946
Long term marketable securities	68,790	55,009
Property and equipment, net	3,866	3,874
Deferred legal fees	11,444	22,503
Intangible assets, net	16,108	976
Other non-current assets	311	318

Total assets	$194,474	$188,626

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,646	$4,314
Accrued sales deductions	28,697	26,794
Accrued expenses	22,573	24,813
Deferred licensing revenue	208	176
Total current liabilities	54,124	56,097
Deferred licensing revenue, net of current portion	1,658	1,390
Convertible notes, net	5,627	7,085
Other non-current liabilities	4,391	4,325
Derivative liabilities	535	854

Total liabilities	66,335	69,751

Stockholders’ equity:
Common stock, $0.001 par value, 130,000,000 shares authorized at March 31, 2016 and December 31, 2015; 49,421,236 and 49,004,674 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	49	49
Additional paid-in capital	267,576	263,955
Accumulated other comprehensive income (loss)	168	(488)
Accumulated deficit	(139,654)	(144,641)
Total stockholders’ equity	128,139	118,875

Total liabilities and stockholders’ equity	$194,474	$188,626

See accompanying notes.

Supernus Pharmaceuticals, Inc.

Consolidated Statements of Operations

(in thousands, except share and per share data)

	Three Months ended March 31,
	2016	2015
	(unaudited)
Revenue
Net product sales	$43,025	$28,097
Licensing revenue	50	36

Total revenue	43,075	28,133

Costs and expenses
Cost of product sales	2,035	1,618
Research and development	10,562	3,683
Selling, general and administrative	25,160	19,402

Total costs and expenses	37,757	24,703

Operating income	5,318	3,430

Other income (expense)
Interest income	331	113
Interest expense	(179)	(381)
Changes in fair value of derivative liabilities	101	(49)
Loss on extinguishment of debt	(382)	(2,134)
Other expense	(4)	—

Total other expense	(133)	(2,451)

Earnings before income taxes	5,185	979

Income tax expense	198	62

Net income	$4,987	$917

Income per common share:
Basic	$0.10	$0.02
Diluted	$0.08	$0.02

Weighted-average number of common shares outstanding:
Basic	49,240,099	44,563,299
Diluted	51,152,072	44,901,298

See accompanying notes.

Supernus Pharmaceuticals, Inc.

Consolidated Statements of Comprehensive Income

(in thousands)

	Three Months ended March 31,
	2016	2015
	(unaudited)

Net income	$4,987	$917
Other comprehensive income:
Unrealized net gain on marketable securities	656	89
Other comprehensive income:	656	89

Comprehensive income	$5,643	$1,006

See accompanying notes.

Supernus Pharmaceuticals, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Three Months ended March 31,
	2016	2015
	(unaudited)
Cash flows from operating activities
Net income	$4,987	$917

Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Loss on extinguishment of debt	382	2,134
Change in fair value of derivative liability	(101)	49
Depreciation and amortization	429	214
Non cash interest expense, net/interest income, net	155	374
Share-based compensation expense	1,359	901
Changes in operating assets and liabilities:
Accounts receivable	(4,744)	(2,001)
Inventories	(457)	(261)
Prepaid expenses and other assets	260	38
Accounts payable	(1,691)	(1,004)
Accrued sales deduction	1,903	1,505
Accrued expenses	(5,997)	(1,139)
Deferred licensing revenue	300	(36)
Other non-current liabilities	73	(1,277)
Net cash (used in) provided by operating activities	(3,142)	414

Cash flows from investing activities
Purchases of marketable securities	(17,989)	(17,315)
Sales and maturities of marketable securities	7,400	8,820
Purchases of property and equipment	(279)	(189)
Deferred legal fees	(436)	(2,463)
Net cash used in investing activities	(11,304)	(11,147)

Cash flows from financing activities
Proceeds from issuance of common stock	124	147
Net cash provided by financing activities	124	147

Net change in cash and cash equivalents	(14,322)	(10,586)
Cash and cash equivalents at beginning of period	34,152	36,396
Cash and cash equivalents at end of period	$19,830	$25,810

Noncash financial activity:
Conversion of convertible notes and interest make-whole	$2,138	$21,176
Deferred legal fees included in accounts payable and accrued expenses	$3,779	$—

See accompanying notes.

Supernus Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements

For the Three Months ended March 31, 2016 and 2015

(unaudited)

1.  Organization and Business

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

The Company commenced the commercialization of Oxtellar XR and Trokendi XR in 2013.

2.  Summary of Significant Accounting Policies

Basis of Presentation

The Company’s consolidated financial statements include the accounts of Supernus Pharmaceuticals, Inc. and Supernus Europe Ltd., collectively referred to herein as “Supernus” or “the Company.” All significant intercompany transactions and balances have been eliminated in consolidation. The Company’s unaudited consolidated financial statements have been prepared in accordance with the requirements of the U.S. Securities and Exchange Commission (SEC) for interim financial information.

As permitted under Generally Accepted Accounting Principles in the United States (U.S. GAAP), certain notes and other information have been omitted from the interim unaudited consolidated financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC.

In the opinion of management, the consolidated financial statements reflect all adjustments necessary to fairly present the Company’s financial position, results of operations, and cash flows for the periods presented. These adjustments are of a normal recurring nature.  The Company currently operates in one business segment.

The results of operations for the three months ended March 31, 2016 are not necessarily indicative of the Company’s future financial results.

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

The Company established the Supernus Supplemental Executive Retirement Plan (SERP) for the sole purpose of receiving funds for executives from a previous SERP and providing a continuing deferral program under the Supernus SERP. As of March 31, 2016 and December 31, 2015, the fair value of the SERP was $255,000 and $263,000, respectively. These were held in mutual fund investments. The fair value of these assets is included within other non-current assets on the consolidated balance sheets. A corresponding noncurrent liability is also included in the consolidated balance sheets to reflect the Company’s obligation for the SERP. The Company has not made, and has no plans to make, contributions to the SERP. The securities are restricted in nature and can only be used for purposes of paying benefits under the SERP.

Accounts Receivable, net

Accounts receivable are reported on the consolidated balance sheets at outstanding amounts, less an allowance for doubtful accounts and discounts. The Company extends credit without requiring collateral. The Company writes off uncollectible receivables when the likelihood of collection is remote. The Company evaluates the collectability of accounts receivable on a regular basis. An allowance, when needed, is based upon various factors including the financial condition and payment history of customers, an overall review of collections experience on other accounts, and economic factors or events expected to affect future collections experience. No accounts have been written off as of March 31, 2016 and December 31, 2015. The Company recorded an allowance of approximately $4.0 million and $3.8 million for expected sales discounts as of March 31, 2016 and December 31, 2015, respectively.

Deferred Financing Costs

Deferred financing costs consist of financing costs incurred by the Company in connection with the closing of the Company’s 7.50% Convertible Senior Secured Notes and Secured Notes Payable (see Note 8). The Company amortizes deferred financing costs over the term of the related debt using the effective interest method. When extinguishing debt, the related deferred financing costs are written off.

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

Sales Deductions

Allowances for estimated sales deductions are provided for the following:

•                  Rebates.  Rebates include mandated discounts under the Medicaid Drug Rebate Program, the Medicare coverage gap program, as well as negotiated discounts with commercial healthcare providers. Rebates are amounts owed after the final dispensing of products to a benefit plan participant and are based upon contractual agreements or legal requirements with the public sector (e.g. Medicaid) and with private sector benefit providers. The allowance for rebates is based on statutory and contractual discount rates and expected claimed rebates paid based on a plan provider’s utilization. Rebates are generally invoiced and paid quarterly in arrears so that the accrual balance consists of an estimate of the amount expected to be incurred for the current quarter’s activity, plus an accrual balance for known or estimated prior quarters’ unpaid rebates. If actual future rebates vary from estimates, we may need to adjust balances of such rebates to reflect the actual expenditures of the Company with respect to these programs, which would affect revenue in the period of adjustment.

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

•                  Returns.  Sales of our products are not subject to a general right of return; however, the Company will accept product that is damaged or defective when shipped directly from our warehouse. The Company will accept expired product six months prior and up to 12 months subsequent to its expiry date. Product that has been used to fill patient prescriptions is no longer subject to any right of return.

Milestone Payments

Milestone payments on licensing agreements are recognized as revenue when the collaborative partner acknowledges completion of the milestone and substantive effort (i.e., effort consistent with amount of the milestone) was necessary to achieve the milestone. Management may recognize revenue contingent upon the achievement of a milestone in its entirety in the period in which the milestone is achieved only if the milestone meets all the criteria to be considered substantive. The Company recorded no milestone revenue during the three months ended March 31, 2016 and March 31, 2015.

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

Recently Issued Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-09, “Compensation- Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” (ASU 2016-09). The standard is intended to simplify several areas of accounting for share-based compensation arrangements, including the income tax impact, classification on the statement of cash flows and forfeitures. ASU 2016-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, and early adoption is permitted. We are currently evaluating the impact that the standard will have on our consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, “Lease (Topic 842)”. The standard requires a lessee to recognize assets and liabilities on the balance sheet for leases with lease terms greater than 12 months. ASU 2016-02 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018, and early adoption is permitted. We are currently evaluating the impact that the standard will have on our consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-03, “Simplifying the Presentation of Debt Issuance Costs.” This ASU more closely aligns the treatment of debt issuance costs with debt discounts and premiums and requires debt issuance costs be presented as a direct deduction from the carrying amount of the related debt. The amendments in this ASU are effective for financial statements issued for fiscal years beginning after December 15, 2015 and interim periods within those fiscal years. This guidance was applied on a retrospective basis and the Company was required to comply with the applicable disclosures for a change in accounting principle. The adoption of ASU 2015-03 resulted in a reclassification of deferred financing costs of $104,000 from asset to liability classification on the Company’s consolidated December 31, 2015 financial statements.

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

The Company reports assets and liabilities that are measured at fair value using a three tier or level fair value hierarchy that prioritizes the inputs used to measure fair value. This hierarchy maximizes the use of observable inputs and minimizes the use of unobservable inputs. The three levels of inputs used to measure fair value are as follows:

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

	Fair Value Measurements at
	March 31, 2016
	(unaudited)
			Significant
	Total Carrying	Quoted Prices	Other	Significant
	Value at	in Active	Observable	Unobservable
	March 31,	Markets	Inputs	Inputs
	2016	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and cash equivalents	$19,830	$19,830	$—	$—
Marketable securities	25,427	—	25,427	—
Long term marketable securities	68,790	—	68,790	—
Marketable securities - restricted (SERP)	255	—	255	—
Total assets at fair value	$114,302	$19,830	$94,472	$—

Liabilities:
Derivative liabilities	$535	$—	$—	$535

	Fair Value Measurements at
	December 31, 2015
			Significant
	Total Carrying	Quoted Prices	Other	Significant
	Value at	in Active	Observable	Unobservable
	December 31,	Markets	Inputs	Inputs
	2015	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and cash equivalents	$34,152	$34,152	$—	$—
Marketable securities	28,038	—	28,038	—
Long term marketable securities	55,009	—	55,009	—
Marketable securities - restricted (SERP)	263	—	263	—
Total assets at fair value	$117,462	$34,152	$83,310	$—

Liabilities:
Derivative liabilities	$854	$—	$—	$854

The fair value of the restricted marketable securities is included within other non-current assets in the consolidated balance sheets.

The Company’s Level 1 assets include cash held with banks and money market funds.

Level 2 assets include the SERP assets, commercial paper and investment grade corporate bonds and other fixed income securities. Level 2 securities are valued using third-party pricing sources that apply applicable inputs and other relevant data into their models to estimate fair value.

Level 3 liabilities include the estimated fair value of the interest make-whole liability associated with the Company’s 7.50% Convertible Senior Secured Notes due 2019 (the Notes), which are recorded as derivative liabilities.

The fair value of the interest make-whole liability of the Notes was calculated using a binomial-lattice model with the following key assumptions as of March 31, 2016, unaudited:

Volatility	45%
Stock Price as of March 31, 2016	$15.21 per share
Credit Spread	900 bps
Term	1.1 years
Dividend Yield	0.0%

Significant changes to these assumptions could result in increases/decreases to the fair value of the derivative liabilities.

Changes in the fair value of the interest make-whole liability are recognized as a component of Other Income (Expense) in the Consolidated Statements of Operations. The following table presents information about the Company’s Level 3 liabilities as of December 31, 2015 and March 31, 2016 that are included in the Non-Current Liabilities section of the Consolidated Balance Sheets, in thousands:

Three Months ended
March 31, 2016
(unaudited)

Balance at December 31, 2015	$854

Changes in fair value of derivative liabilities included in earnings	(101)
Reduction due to conversion of debt to equity	(218)

Balance at March 31, 2016	$535

The carrying value, face value and estimated fair value of the Notes was approximately $5.6 million, $6.6 million and $20.0 million, respectively, as of March 31, 2016. The fair value was estimated based on actual trade information as well as quoted prices provided by bond traders, which would be characterized within Level 2 of the fair value hierarchy. This fair value amount gives recognition to the value of the interest make-whole liability and the value of the conversion option. Upon issuance these were accounted for as derivative liabilities and additional paid-in-capital, respectively.

The carrying amounts of other financial instruments, including accounts receivable, accounts payable and accrued expenses approximate fair value due to their short-term maturities.

Unrestricted marketable securities held by the Company were as follows, in thousands:

At March 31, 2016 (unaudited):

Available for Sale	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate debt securities	$94,049	300	(132)	$94,217

At December 31, 2015:

Available for Sale	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate debt securities	$83,535	5	(493)	$83,047

The contractual maturities of the unrestricted available for sale marketable securities held by the Company were as follows, in thousands:

March 31, 2016
(unaudited)
Less Than 1 Year	$25,427
1-5 years	68,790
Greater Than 5 Years	—
Total	$94,217

The Company has not experienced any other-than-temporary losses on its marketable securities and restricted marketable securities. The cost of securities sold is calculated using the specific identification method.

4. Inventories

Inventories consist of the following, in thousands:

	March 31,	December 31,
	2016	2015
	(unaudited)
Raw materials	$2,371	$2,887
Work in process	4,264	3,946
Finished goods	6,409	5,754
	$13,044	$12,587

5.  Property and Equipment

Property and equipment consist of the following, in thousands:

	March 31,	December 31,
	2016	2015
	(unaudited)
Computer equipment	$1,130	$1,112
Software	1,463	307
Lab equipment and furniture	5,878	5,667
Leasehold improvements	2,642	2,642
Construction in progress	8	1,114
	11,121	10,842
Less accumulated depreciation and amortization	(7,255)	(6,968)
	$3,866	$3,874

Depreciation and amortization expense on property and equipment was approximately $287,000 and $156,000 for the three months ended March 31, 2016 and March 31, 2015, respectively.

6.  Deferred Legal Fees and Intangible Assets

Deferred legal fees have been incurred in connection with patents for Oxtellar XR and Trokendi XR. As of March 31, 2016 and December 31, 2015, the Company had deferred legal fees of $11.4 million and $22.5 million, respectively.

The following sets forth the gross carrying amount and related accumulated amortization of the intangible asset, in thousands:

March 31, 2016
		(unaudited)		December 31, 2015
	Weighted-	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Average Life	Amount	Amortization	Amount	Amortization

Capitalized patent defense costs	9.5	$16,267	$159	$994	$18

The Company prevailed in a lawsuit related to Oxtellar XR in February 2016, at which time the Company began amortizing the costs associated with that litigation.

The net book value of intangible assets was $16.1 million as of March 31, 2016 and was $1.0 million as of December 31, 2015. The increase in intangible assets reflects the successful outcome of the lawsuit related to Oxtellar XR in February 2016.  There is an offsetting reduction in the amount carried as deferred legal fees, as described above.  Amortization expense on intangible assets was approximately $142,000 and $57,000 for the three months ended March 31, 2016 and 2015, respectively.

There were no indicators of impairment identified at March 31, 2016 or December 31, 2015.

7.  Accrued Expenses

Accrued expenses are comprised of the following, in thousands:

	March 31,	December 31,
	2016	2015
	(unaudited)

Accrued professional fees	$9,870	$10,057
Accrued compensation	5,523	7,519
Accrued clinical trial and clinical supply costs	2,498	3,677
Accrued interest expense	393	295
Accrued sales and marketing expenses	260	434
Accrued product costs	11	113
Other accrued expenses	4,018	2,718
	$22,573	$24,813

8.  Convertible Senior Secured Notes

The table below summarizes activity related to the Notes from issuance on May 3, 2013 through March 31, 2016, in thousands:

Gross proceeds	$90,000
Initial value of interest make-whole derivative reported as debt discount	(9,270)
Conversion option reported as debt discount and APIC	(22,336)
Conversion of debt to equity - principal	(81,463)
Conversion of debt to equity - accretion of debt discount and deferred financing costs	25,003
Accretion of debt discount and deferred financing costs	5,151
December 31, 2015 carrying value	7,085

Conversion of debt to equity - principal	(1,962)
Conversion of debt to equity - accretion of debt discount and deferred financing costs	424
Accretion of debt discount and deferred financing costs	80
March 31, 2016 carrying value	$5,627

During the three month period ended March 31, 2016, approximately $2.0 million of the Notes were presented to the Company for conversion. Accordingly, the Company issued approximately 0.4 million shares of common stock in conversion of the principal amount of the Notes. The Company issued an additional 21,000 shares of common stock in settlement of the interest make-whole provision related to the converted Notes. As a result of the conversions, the Company incurred a loss of approximately $0.4 million on extinguishment of debt during the three months ended March 31, 2016, which is included as a separate component of other income (expense) on the consolidated statement of operations. During the three month period ended March 31, 2015, as a result of approximately $21.4 million in note conversions, the Company incurred a loss of approximately $2.1 million on extinguishment of debt.

9. Summary Stockholders’ Equity

The following summary table provides details related to the activity in certain captions within Stockholders’ Equity for the three month period ended March 31, 2016, in thousands.

	Common Stock	Additional Paid-in Capital
	(unaudited)

Balance, December 31, 2015	$49	$263,955
Share-based compensation	—	1,359
Exercise of stock options	—	124
Equity issued on note conversion		2,138
Balance, March 31, 2016	$49	$267,576

10. Share-Based Payments

The Company has adopted the Supernus Pharmaceuticals, Inc. 2012 Equity Incentive Plan (the 2012 Plan), which is stockholder approved, and provides for the grant of stock options and certain other awards, including stock appreciation rights (SAR), restricted and unrestricted stock, stock units, performance awards, cash awards and other awards that are convertible into or otherwise based on the Company’s common stock, to the Company’s key employees, directors, and consultants and advisors. The 2012 Plan is administered by the Company’s Board of Directors and provides for the issuance of up to 4,000,000 shares of the Company’s common stock upon the exercise of stock awards. Option awards are granted with an exercise price equal to the estimated fair value of the Company’s common stock at the grant date. Those option awards generally vest in four annual installments, starting on the first anniversary of the date of grant and have ten year contractual terms. Share-based compensation recognized related to the grant of employee and non-employee stock options, SAR, potential Employee Stock Purchase Plan (ESPP) awards and non-vested stock was as follows, in thousands:

	March 31,
	2016	2015
	(unaudited)

Research and development	$288	$204
Selling, general and administrative	1,071	697
Total	$1,359	$901

The following table summarizes stock option and SAR activity:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)

Outstanding, December 31, 2015	2,699,007	$8.94	7.92
Granted (unaudited)	1,016,750	$12.98
Exercised (unaudited)	(25,807)	$4.79
Forfeited or expired (unaudited)	(1,250)	$10.33
Outstanding, March 31, 2016 (unaudited)	3,688,700	$10.08	8.31

As of December 31, 2015:
Vested and expected to vest	2,654,381	$8.93	7.90
Exercisable	901,672	$7.95	6.86

As of March 31, 2016:
Vested and expected to vest (unaudited)	3,605,090	$10.05	8.28
Exercisable (unaudited)	1,472,911	$8.36	7.22

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

The following common stock equivalents were excluded in the calculation of diluted income per share because their effect would be anti-dilutive as applied to the income from continuing operations applicable to common stockholders for the three months ended March 31, 2016 and March 31, 2015:

	Three Months ended March 31,
	2016	2015
	(unaudited)
Shares underlying Convertible Senior Secured Notes	—	6,071,894
Warrants to purchase common stock	—	21,800

The following table sets forth the computation of basic and diluted net income per share for the three months ended March 31, 2016 and March 31, 2015, in thousands, except share and per share amounts:

	Three Months ended March 31,
	2016	2015
	(unaudited)
Numerator, in thousands:
Net income used for calculation of basic EPS	$4,987	$917

Interest expense on convertible debt	179	—
Changes in fair value of derivative liabilities	(101)	—
Loss on extinguishment of debt	382
Loss on extinguishment of outstanding debt, as if converted	(1,229)	—
Total adjustments	(769)	—
Net income used for calculation of diluted EPS	$4,218	$917

Denominator:
Weighted average shares outstanding, basic	49,240,099	44,563,299

Effect of dilutive potential common shares:
Shares underlying Convertible Senior Secured Notes	1,383,472	—
Shares issuable to settle interest make-whole derivatives	71,537	—
Stock options, stock appreciation rights, and non-vested stock options	456,964	337,999
Total potential dilutive common shares	1,911,973	337,999
Weighted average shares outstanding, diluted	51,152,072	44,901,298

Net income per share, basic	$0.10	$0.02
Net income per share, diluted	$0.08	$0.02

12. Income Taxes

During the three months ended March 31, 2016, the Company had pre-tax income of $5.2 million. The provision for Federal and state income taxes related to the pre-tax income has been largely offset by the utilization of available net operating loss carryforwards (NOL’s). Accordingly, the Company reduced its valuation allowance against its deferred tax assets and recognized an income tax expense for the jurisdictions that did not have sufficient NOL’s to offset the expected tax expense.

During the three months ended March 31, 2016, the Company recorded $0.2 million of current tax expense primarily related to an increase in our reserve for an uncertain tax position related to the Alternative Minimum Tax.

13. Commitments and Contingencies

The Company has concurrent leases for office and lab space that extend through April 2020. The Company may elect to extend the term of the leases for an additional five-year term. The leases provide for a tenant improvement allowance of approximately $2.1 million in aggregate. During the three months ended March 31, 2016, none of the allowance was utilized. During the three months ended March 31, 2015, none of the allowance was utilized. As of March 31, 2016, $0.5 million remains available for tenant improvements. Rent expense for the leased facilities and leased vehicles for the three months ended March 31, 2016 and March 31, 2015 was approximately, $0.7 million in each period.

Future minimum lease payments under non-cancelable operating leases as of March 31, 2016 are as follows, in thousands, unaudited:

Year ending December 31:
2016 (remaining)	$1,027
2017	1,294
2018	1,314
2019	1,341
Thereafter	454
$5,430

The Company has obtained exclusive licenses from third parties for proprietary rights to support the product candidates in the Company’s psychiatry portfolio. Under license agreements with Afecta Pharmaceuticals, Inc. (Afecta), the Company has obtained exclusive worldwide rights to selected product candidates, including an exclusive license to SPN-810 (molindone hydrochloride). The Company does not owe any future milestone payments for SPN-810. The Company is obligated to pay royalties in the low-single digits to Afecta based on worldwide net sales of each of these products.

The Company has also entered into a purchase and sale agreement with Rune Healthcare Limited (Rune), where the Company obtained the exclusive worldwide rights to a product concept from Rune. There are no future milestone payments due to Rune under this agreement. If the Company receives approval to market and sell any products based on the Rune product concept for SPN-809 (viloxazine hydrochloride), the Company is obligated to pay royalties to Rune based on net sales worldwide in the low single digits.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to help the reader understand the results of operations and the financial condition of the Company. The interim financial statements included in this report and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our audited consolidated financial statements and notes thereto for the year ended December 31, 2015 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 9, 2016.

In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. These forward-looking statements may include declarations regarding the Company’s belief or current expectations of management, such as statements including the words “budgeted,” “anticipate,” “project,” “estimate,” “expect,” “may,” “believe,” “potential,” and similar statements or expressions, which are intended to be among the statements that are forward-looking statements, as such statements reflect the reality of risk and uncertainty that is inherent in the Company’s business. Actual results may differ materially from those expressed or implied by such forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which are made as of the date this report was filed with the Securities and Exchange Commission. Our actual results and the timing of events could differ materially from those discussed in our forward-looking statements as a result of many factors, including those set forth under the “Risk Factors” section of our Annual Report on Form 10-K and elsewhere in this report as well as in other reports and documents we file with the Securities and Exchange Commission from time to time. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances occurring after the date of this Quarterly Report on Form 10-Q.

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

Oxtellar XR and Trokendi XR are the first once-daily extended release oxcarbazepine and topiramate products indicated for patients with epilepsy in the U.S. market. These products differ from immediate release products by offering once-daily dosing and unique pharmacokinetic profiles which we believe can have very positive clinical effects for some patients. We believe a once-daily dosing regimen improves adherence, making it more probable that patients maintain sufficient levels of medication in their bloodstream to protect against seizures. In addition, the unique smooth and steady pharmacokinetic profiles of our once-daily formulations reduce the peak to trough blood level fluctuations that are typically associated with immediate release products, which we believe may result in increased adverse events (AEs), more symptomatic side effects and decreased efficacy.

In addition, we are developing multiple product candidates in psychiatry to address large unmet medical needs and market opportunities. With SPN-810 (molindone hydrochloride), we are developing a product candidate to treat impulsive aggression (IA) in patients who have attention deficit hyperactivity disorder (ADHD). There are currently no approved products indicated for the treatment of IA. We subsequently plan to develop SPN-810 for treatment of IA in other CNS diseases, such as autism, bipolar disorder, schizophrenia, and some forms of dementia. With SPN-812 (viloxazine hydrochloride), we are developing this product candidate to treat patients who have ADHD.

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

Commercial Products

Trokendi XR

Trokendi XR, the first once-daily extended release topiramate product indicated for patients with epilepsy in the U.S. market, is designed to improve patient adherence over immediate release products, which must be taken multiple times per day.

In August 2015, the United States Food and Drug Administration (FDA) accepted for review the Company’s Supplemental New Drug Application (sNDA) as a Clinical Efficacy Supplement (CES) for Trokendi XR. We requested FDA approval to expand the indication for Trokendi XR to include treatment in adults for prophylaxis of migraine headache. Under the Prescription Drug User Fee Act guidelines, the FDA has set a target date in the second quarter of 2016 to complete its review.

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

We expect the number of prescriptions filled for Oxtellar XR and Trokendi XR to continue to increase through the end of 2016 and in subsequent years. Data from Intercontinental Marketing Services (IMS) shows 114,773 prescriptions filled for both drugs during the three months ended March 31, 2016, representing a growth of 49.7% as compared to the 76,690 prescriptions reported for the three months ended March 31, 2015.

We have received several Paragraph IV Notice Letters concerning Oxtellar XR and Trokendi XR from various third-parties. In response to these Paragraph IV notice letters, we have initiated litigation against these third parties alleging infringement of our intellectual property rights. We intend to vigorously defend our intellectual property rights in each of these cases. We anticipate continuing to incur increasing amounts of legal fees and related expenses for these cases as they progress. As of February 8, 2016, the Company announced a court ruling that three patents covering Oxtellar XR were valid and that Actavis infringed two of these three patents by submitting an abbreviated new drug application (ANDA) to the FDA. (See Part II, Item 1—Legal Proceedings in this Quarterly Report on Form 10-Q for additional information).

Product Candidates

SPN-810

We are developing SPN-810 as a novel treatment for impulsive aggression in patients who have ADHD. Our Phase III clinical trial (P301) is being conducted under a Special Protocol Assessment (SPA) and SPN-810 has been granted fast-track designation by the FDA. We initiated two Phase III clinical trials in 2015 (P301 and P302) and began dosing patients during the first quarter of 2016. We expect patient enrollment to continue through the end of 2016 and currently project to have data from the trials available by mid-2017.

SPN-812

SPN-812 is being developed as a novel non-stimulant treatment for ADHD. We initiated a Phase IIb dose ranging trial during 2015 and began dosing patients during the first quarter of 2016. We continue to project that we will have data from this Phase IIb trial available by early 2017.

Regarding SPN-812, during the fourth quarter of 2015, final results were received from a single-ascending dose (SAD) and multiple-ascending dose (MAD) study in adult healthy volunteers. These data showed an overwhelmingly favorable adverse event profile for our extended-release formulation at doses that are several multiples of the effective doses used in the immediate release formulation in the Phase IIa study. We believe these results could allow us to have a tolerability and safety profile that will not be limiting for our product, and to administer much higher doses than originally expected with potentially higher efficacy. In addition, we recently completed evaluation of the cardiac effects portion of the single ascending and multiple ascending dose study and the data show no clinical significant change in QT interval and other electrocardiograph (ECG) parameters. We believe this further strengthens the potential clinical and safety differentiation of SPN-812.

We expect to incur significant research and development expenses related to the continued development of each of our product candidates, with total cost of approximately $100 million for each of the two programs through FDA approval.

Collaboration Update

Recently, Shire announced positive results of SHP465 Safety and Efficacy Study in Children and Adolescents with ADHD. The study addresses a key U.S. Food and Drug Administration (FDA) requirement, keeping SHP465 on track for resubmission in fourth quarter of 2016 and potential launch in second half of 2017, if it is approved by the FDA. SHP465 was originally developed by Shire Laboratories, the former division of Shire that subsequently became Supernus Pharmaceuticals. Based on the agreement between Supernus and Shire, Shire will pay to Supernus a single digit percentage royalty on net sales of the product.

Critical Accounting Policies and the Use of Estimates

The significant accounting policies and bases of presentation for our consolidated financial statements are described in Note 2 “Summary of Significant Accounting Policies.” The preparation of our financial statements in accordance with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and the disclosure of contingent assets and liabilities. Actual results could differ from those estimates.

We believe the following accounting policies and estimates to be critical:

Revenue Recognition

Revenue from product sales is recognized when: persuasive evidence of an arrangement exists; delivery has occurred and title to the product and associated risk of loss has passed to the customer; the price is fixed or determinable; collection from the customer has been reasonably assured; all performance obligations have been met; and returns and allowances can be reasonably estimated. Product sales are recorded net of estimated rebates, chargebacks, discounts, co-pay assistance and other deductions as well as estimated product returns (collectively, “sales deductions”).

We derive our estimated sales deductions from an analysis of historical levels of deductions specific to each product. In addition, we also consider the impact of anticipated changes in product price, sales trends and changes in managed care coverage and co-pay assistance.

Deferred Legal Fees

Deferred legal fees are comprised of costs incurred in connection with defense of patents for Oxtellar XR and Trokendi XR. Amortization of the deferred legal fees will begin upon successful outcome of the on-going litigation. Deferred legal fees will be charged to expense in the event of an unsuccessful outcome of the on-going litigation.

Research and Development Expenses

Research and development expenditures are expensed as incurred. Research and development costs consist primarily of employee-related expenses, including salaries and benefits; share-based compensation expense; expenses incurred under agreements with clinical research organizations (CROs), investigative sites, consultants and other vendors that conduct the Company’s clinical trials; the cost of acquiring and manufacturing clinical trial materials; the cost of manufacturing materials used in process validation, to the extent that those materials are manufactured prior to receiving regulatory approval for those products and are not expected to be sold commercially; facilities costs that do not have an alternative future use; related depreciation and other allocated expenses; license fees for and milestone payments related to in-licensed products and technologies; and costs associated with animal testing activities and regulatory approvals.

Accrued Clinical Expenses

Clinical trials are inherently complex, often involve multiple service providers, and can include payments made to investigator physicians at study sites. Because billing for services often lags by a substantial amount of time, we often are required to estimated a significant portion of our accrued clinical expenses. This process involves reviewing open contracts and communicating with our subject matter expert personnel and the appropriate service provider personnel to identify services that have been performed on our behalf. We accrue for the estimated but unbilled service performed and the associated cost incurred.

Payments to service providers can either be based on hourly rates for service or based on performance driven milestones.  When accruing clinical expenses, we estimate the time period over which services will be performed during the life of the entire clinical program, the total cost of the program, and the level of effort to be expended in each intervening period. To the maximum extent possible, we work with each service provider to provide an estimate for unbilled services as of the end of the calendar quarter. This includes estimates for payments to site investigators.  We work diligently to minimize estimates based solely on company generated calculations. If the service provider underestimates or overestimates the cost associated with a trial or service at any given point in time, adjustments to research and development expenses may be necessary in future periods. Historically, our estimated accrued clinical expenses have closely approximated actual expense incurred.

Results of Operations

Comparison of the three months ended March 31, 2016 and March 31, 2015

	Three Months ended March 31,		Increase/
	2016	2015	(decrease)
	(unaudited, in thousands)
Revenues:
Net product sales	$43,025	$28,097	14,928
Licensing revenue	50	36	14
Total revenues	43,075	28,133
Costs and expenses
Cost of product sales	2,035	1,618	417
Research and development	10,562	3,683	6,879
Selling, general and administrative	25,160	19,402	5,758
Total costs and expenses	37,757	24,703
Operating income	5,318	3,430	1,888
Other income (expense)
Interest income and other income, net	331	113	218
Interest expense	(179)	(381)	202
Changes in fair value of derivative liabilities	101	(49)	150
Loss on extinguishment of debt	(382)	(2,134)	1,752
Other expense	(4)	—	(4)
Total other expenses	(133)	(2,451)
Earnings before income taxes	5,185	979
Income tax	198	62	136
Net income	$4,987	$917	4,070

Net Product Sales.  The increase in net product sales from 2015 to 2016 is primarily driven by increased prescriptions. Net product sales are based on gross revenue from shipments to distributors, less estimates for discounts, rebates, other sales deductions and returns. The table below lists our net product sales by product comparison, in thousands, unaudited:

	Net Product Sales		Change in Net
	Q1 2016	Q1 2015	Product Sales (%)

Trokendi XR	$32,320	$20,926	54.4%
Oxtellar XR	10,705	7,171	49.3%

Total	$43,025	$28,097	53.1%

Research and Development Expense.  Research and development (R&D) expenses during the three months ended March 31, 2016 were $10.6 million as compared to $3.7 million for the three months ended March 31, 2015, an increase of $6.9 million or 186.8%. This increase is primarily due to preclinical and late stage clinical trials for SPN-810 and SPN-812 as well as manufacture of SPN-810 and SPN-812 clinical trial materials. During 2015, we initiated two Phase III trials for SPN-810 and a Phase IIb trial for SPN-812. We expect R&D costs to increase significantly in 2016 and beyond, as we continue to advance these trials and the related development activities for both of these programs.

Selling, General and Administrative Expenses.  Our selling, general and administrative expenses were $25.2 million during the three months ended March 31, 2016 as compared to $19.4 million for the three months ended March 31, 2015, an increase of $5.8 million or 29.7%. The increase in SG&A expenses is primarily due to the development of promotional material and preparation for the launch of the migraine indication for Trokendi XR in 2016.

Interest Income. During the three months ended March 31, 2016 and March 31, 2015, we recognized $0.3 million and $0.1 million, respectively, of interest income earned on our cash and marketable securities.

Interest Expense.  Interest expense was $0.2 million during the three months ended March 31, 2016 as compared to $0.4 million for the three months ended March 31, 2015. The decrease of $0.2 million was primarily due to a decrease in the principal amount of our outstanding 7.5% Convertible Senior Secured Notes due in 2019 (the Notes) from $14.7 million at March 31, 2015 to $6.6 million at March 31, 2016.

Changes in Fair Value of Derivative Liability.  During the three months ended March 31, 2016, we recognized a non-cash gain of $0.1 million related to a change in estimated fair value of the interest make-whole derivative liability related to our Notes. This gain is primarily due to the passage of time. During the three months ended March 31, 2015, we recognized a non-cash loss of $49,000 related to a change in estimated fair value of the warrant liability of $143,000, offset by $94,000 of interest make-whole derivative liability related to our Notes. This loss was primarily due to the passage of time.

Loss on Extinguishment of Debt.  During the three months ended March 31, 2016, we recognized a non-cash loss on extinguishment of debt of $0.4 million related to the conversion of $2.0 million of our Notes. During the three months ended March 31, 2015, we recognized a non-cash loss on extinguishment of debt of $2.1 million related to the conversion of $21.4 million of our Notes.

Income Tax.  During the three months ended March 31, 2016, we recorded $0.2 million of current tax expense related primarily to an increase in our reserve for an uncertain tax position related to the Alternative Minimum Tax.

Net Income.  We realized net income of $5.0 million during the three months ended March 31, 2016, compared to a net income of $0.9 million during the three months ended March 31, 2015, an increase of $4.1 million. This change was primarily due to the revenue generated from our two commercial products, Oxtellar XR and Trokendi XR, offset by increased expenses incurred for the late stage studies for our two product candidates, and an increase in marketing expenditures.

Liquidity and Capital Resources

We believe with continued increasing levels of net product sales, we will have sufficient resources to finance our operations, including the increased research and development expenses for our clinical program. We expect to incur significantly increased R&D expenses to support the development of SPN-810 and SPN-812 including the late stage trials for SPN-810 and SPN-812.

Our working capital at March 31, 2016 was $39.8 million, a decrease of $10.0 million compared to our working capital of $49.8 million at December 31, 2015. Our long term marketable securities at March 31, 2016 were $68.8 million, an increase of $13.8 million compared to our long term marketable securities of $55.0 million at December 31, 2015.

Our stockholders’ equity increased by $9.3 million during the three month period ended March 31, 2016 primarily as a result of the issuance of shares related to the conversion of our Notes, coupled with net income of $5.0 million.

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

As of March 31, 2016, holders of the Notes have converted a total of approximately $83.4 million of the Notes. Cumulatively, through March 31, 2016, we issued a total of approximately 15.7 million shares of common stock in conversion of the principal amount of the Notes and issued an additional 2.2 million shares of common stock and paid approximately $1.7 million cash in settlement of the interest make-whole provision related to the converted Notes.

We believe our current working capital and long term marketable securities, along with increased revenues from increasing product sales, will be sufficient to finance the Company. We achieved positive cash flow and profitability from operations in each quarter of 2015. We expect continued profitability in 2016 as we continue to increase sales while also increasing activities and spending to advance our clinical product candidates. We expect significant variability from quarter to quarter in our level of profitability primarily due to variability in R&D expenditures for clinical trials and marketing activities.

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

Cash Flows

The following table sets forth the major sources and uses of cash and equivalents for the periods set forth below, in thousands:

	Three Months ended March 31,		Increase/
	2016	2015	(decrease)
	(unaudited)
Net cash (used in) provided by:
Operating activities	$(3,142)	$414	(3,556)

Investing activities	(11,304)	(11,147)	(157)

Financing activities	124	147	(23)

Net decrease in cash and cash equivalents	$(14,322)	$(10,586)

Operating Activities

Net cash (used in) provided by operating activities is comprised of two components; cash provided by operating income and cash used in changes in working capital. Results for the three months ended March 31, 2016 and March 31, 2015 are summarized below, in thousands:

	Three Months ended March 31,		Increase/
	2016	2015	(decrease)
	(unaudited)
Cash provided by operating income	$7,211	$4,589	2,622

Cash used in changes in working capital	(10,353)	(4,175)	(6,178)

Net cash (used in) provided by operating activities	$(3,142)	$414

The increase in cash used in changes in working capital is primarily driven by increased accounts receiveable from increased revenue and decreases in accounts payable and accrued expenses due to timing of payments.

The changes in certain operating assets and liabilities are, in thousands:

	Three Months ended March 31,
	2016	2015	Explanation of Change
	(unaudited)
Increase in accounts receivable	$(4,744)	$(2,001)	Increased sales.
Increase in inventory	(457)	(261)	Increase in inventory to support sales growth.
Decrease in prepaid expenses and other assets	260	38	Progress of clinical trials.
Decrease in accounts payable and accrued expenses	(5,785)	(638)	Increased in expenses, primarily for clinical trial accruals and accrued net sales deductions.
Other	373	(1,313)
	$(10,353)	$(4,175)

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

Net cash used in investing activities for the three months ended March 31, 2016 of $11.2 million related to net purchase of marketable securities of $10.5 million, deferred legal fees of $0.4 million, and property and equipment purchases of $0.3 million. Net cash used in investing activities for the three months ended March 31, 2015 consisted of $11.1 million related to net purchases of marketable securities of $8.6 million, an increase in deferred legal fees of $2.5 million, and property and equipment purchases of $0.2 million.

Financing Activities

Net cash provided by financing activities was $0.1 million for three months ended March 31, 2016, as well as for the three months ended March 31, 2015 and resulted from proceeds received from stock option exercises.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations and commitments as of March 31, 2016 (except as noted below), in thousands, unaudited:

	Less than	1 - 3	3 - 5	Greater than
	1 Year	Years	Years	5 Years	Total

Convertible Senior Secured Notes	$—	$—	$6,575	$—	$6,575
Interest on Convertible Notes	493	986	41	—	1,520
Operating leases (1)	1,352	2,617	1,461	—	5,430
Purchase obligations (2)	3,011	—	—	—	3,011
Total (3)	$4,856	$3,603	$8,077	$—	$16,536

(1)                                 Our commitments for operating leases relate to our lease of office equipment, fleet vehicles and office and laboratory space as of March 31, 2016.

(2)                                 Relates primarily to agreements and purchase orders with contractors for the conduct of clinical trials, other research and development activities and sales and marketing activities.

(3)                                 This table does not include (a) any milestone payments which may become payable to third parties under license agreements or contractual agreements regarding our clinical trials as the timing and likelihood of such payments are not known, (b) any royalty payments to third parties as the amounts, timing and likelihood of such payments are not known and (c) contracts that are entered into in the ordinary course of business which are not material in the aggregate in any period presented above.

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

We have also entered into a purchase and sale agreement with Rune, where we obtained the exclusive worldwide rights to a product concept from Rune HealthCare Limited (Rune). There are no future milestone payments owing to Rune under this agreement. If we receive approval to market and sell any products based on the Rune product concept for SPN-809 (viloxazine hydrochloride), we will be obligated to pay royalties to Rune based on net sales worldwide in the low single digits.

Off-Balance Sheet Arrangements

We do not currently have, nor have we ever had, any relationships with unconsolidated entities or financial partnerships, such entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non-exchange traded contracts.

Recently Issued Accounting Pronouncements

For a discussion of new accounting pronouncements, see Note 2 in the notes to the consolidated financial statements in Part I, Item 1 of this report.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The primary objective of our investment activities is to preserve our capital and to fund operations. We also seek to maximize income from our investments without assuming significant interest rate or default risk. Our exposure to market risk is confined to our cash, cash equivalents, marketable securities and long term marketable securities. As of March 31, 2016, we had unrestricted cash, cash equivalents, marketable securities and long term marketable securities of $114.0  million. We do not engage in any hedging activities against changes in interest rates. Because of the short-term maturities of our cash, cash equivalents, marketable securities and long term marketable securities and because we hold these securities to maturity, we do not believe that an increase in market rates would have any significant impact on the realized value of our investments. We do not have any currency or other derivative financial instruments other than the interest make-whole payment associated with our Notes.

We may contract with CROs and investigational sites globally. Currently, we do not have on-going trials outside of the U.S. We may be subject to fluctuations in foreign currency rates in connection with these agreements, primarily with respect to Euro denominated contracts. We do not hedge our foreign currency exchange rate risk. A hypothetical 10% appreciation in Euro exchange rates against the U.S. dollar from prevailing market rates would have decreased our net income by approximately $3,000 for the three months ended March 31, 2016. Conversely, a hypothetical 10% depreciation in Euro exchange rates against the U.S. dollar from prevailing market rates would have increased our net income by approximately $3,000 for the three months ended March 31, 2016. We do not believe that inflation and changing prices over the three months ended March 31, 2016 and March 31, 2015 had a significant impact on our consolidated results of operations.

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

We conducted an evaluation under the supervision and with the participation of our management, including the CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(b) and 15d-15(b) under the Exchange Act. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2016.

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

Changes in Internal Control over Financial Reporting

In the first quarter of 2016, we implemented a new financial accounting system. The software package which was selected has been implemented in numerous publicly held manufacturing and service companies within the U.S.  It is supported by a major software provider in the U.S.

The primary impetus for this change was to replace an aging platform that the Company had outgrown and which lacked much of the additional functionality required to support the Company’s expanded operations. We believe incorporating this additional functionality into an upgraded system will provide a stronger base and enhance our overall control environment. The implementation was not made in response to any significant deficiency or material weakness in our internal control over financial reporting.

Management believes the new system has been successfully implemented and is functioning as required.

Other than the new financial accounting system implementation there have been no changes in our internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Supernus Pharmaceuticals, Inc. v. Actavis, Inc., et al., C.A. Nos. 13-4740; 14-1981 (RMB)(JS) (D.N.J.)

We received a Paragraph IV Notice Letter against two of our Oxtellar XR Orange Book patents (United States Patent Nos. 7,722,898 and 7,910,131) from generic drug maker Watson Laboratories, Inc.–Florida (WLF) n/k/a Actavis Laboratories FL, Inc. (Actavis Labs FL) on June 26, 2013. On August 7, 2013, we filed a lawsuit against Actavis, Inc., Actavis Labs FL, Actavis Pharma, Inc., Watson Laboratories, Inc., and ANDA, Inc. (collectively Actavis) alleging infringement of United States Patent Nos. 7,722,898 and 7,910,131. We received a second Paragraph IV Notice Letter against a later-issued Oxtellar XR Orange Book Patent (United States Patent No. 8,617,600) on February 20, 2014. On March 28, 2014, we filed a second lawsuit against Actavis alleging infringement of United States Patent No. 8,617,600. We have since listed two additional Orange Book patents: United States Patent Nos. 8,821,930 and 9,119,791. Our United States Patent Nos. 7,722,898, 7,910,131, 8,617,600, 8,821,930, and 9,119,791 generally cover once-a-day oxcarbazepine formulations and methods of treating seizures using those formulations. The FDA Orange Book lists all five of our Oxtellar XR patents as expiring on April 13, 2027.

Both Complaints—filed in the U.S. District Court for the District of New Jersey—allege, inter alia, that Actavis infringed our Oxtellar XR patents by submitting to the FDA an ANDA seeking to market a generic version of Oxtellar XR prior to the expiration of our patents. The two cases were consolidated for all purposes on October 8, 2015.

A seven-day bench trial for the consolidated action involving United States Patent Nos. 7,722,898, 7,910,131, and 8,617,600 was held between November 18 and December 4, 2015. On February 5, 2016, the Court issued an opinion and order finding that: (i) Actavis’s ANDA products infringe United States Patent Nos. 7,722,898 and 7,910,131; (ii) Actavis’s ANDA products do not infringe U.S. Patent No. 8,617,600; and (iii) United States Patent Nos. 7,722,898, 7,910,131, and 8,617,600 are valid.  The Court entered a final judgment on February 18, 2016: (i) enjoining the FDA from approving Actavis’s ANDA before the expiration date of United States Patent Nos. 7,722,898 and 7,910,131; and (ii) enjoining Actavis from commercially manufacturing, using, offering to sell, or selling within the United States, or importing into the United States, Actavis’s ANDA Products until the expiration of United States Patent Nos. 7,722,898 and 7,910,131.  On February 19, 2016, Actavis filed a Notice of Appeal to the United States Court of Appeals for the Federal Circuit.  The appeal (docketed on February 24, 2016) is pending.

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

The Complaint—filed in the U.S. District Court for the District of New Jersey—alleges, inter alia, that Actavis infringed United States Patent No. 9,119,791 by submitting to the FDA an ANDA seeking to market a generic version of Oxtellar XR prior to the expiration of United States Patent No. 9,119,791. On January 29, 2016, Actavis answered the Complaint, denying the substantive allegations of that Complaint. Actavis Labs FL also asserted Counterclaims seeking declaratory judgments of non-infringement and invalidity of United States Patent No. 9,119,791.  On March 4, 2016, we filed our Reply, denying the substantive allegations of those Counterclaims.  The court has not yet issued a scheduling order.

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

This action for patent infringement—filed in the U.S. District Court for the District of New Jersey—alleges that Actavis infringed the Trokendi XR patents by, inter alia, submitting to the FDA an ANDA seeking to market a generic version of Trokendi XR prior to the expiration of these patents. Actavis answered these allegations with affirmative defenses and counterclaims of noninfringement and invalidity of the patents in suit. Filing its October 1, 2014 Complaint within 45 days of receiving the first of three Actavis Laboratories FL, Inc. Paragraph IV Notice Letters entitles Supernus to an automatic stay preventing the FDA from approving Actavis’s ANDA for 30 months from the date of our receipt of such Notice Letter.

This case has been consolidated for pretrial purposes with two other actions pending in the District of New Jersey concerning infringement of the Trokendi XR Orange Book patents, those actions being C.A. No. 14-7272 (against Zydus Pharmaceuticals (USA) Inc. and Cadila Healthcare Limited) and C.A. No. 15-326 (against Par Pharmaceutical Companies, Inc. and Par Pharmaceutical, Inc.). The Company has since entered into a settlement agreement with Par (see below). A Rule 16 scheduling conference was held on April 14, 2015. The Court issued a Scheduling Order on May 22, 2015, which was amended several times, most recently on March 7, 2016. The case is proceeding through fact discovery, which ended on May 4, 2016 except for three fact witness depositions and written discovery responses that the parties have agreed would occur after the May 4 deadline.  The case will then proceed through expert discovery which closes on August 26, 2016. The Court’s Amended Scheduling Order also provided that any summary judgment briefing would be completed by September 26, 2016. A Markman hearing took place on February 3, 2016. The Court issued its Markman Opinion and Order on March 9, 2016. The Court adopted Supernus’s definitions of five of the seven disputed terms, and did not adopt any of Actavis’s definitions. No date has been set for trial.

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

This action for patent infringement—filed in the U.S. District Court for the District of New Jersey—alleges that Zydus infringed the Trokendi XR patents by, inter alia, submitting to the FDA an ANDA seeking to market a generic version of Trokendi XR prior to the expiration of these patents. Zydus answered these allegations with affirmative defenses and counterclaims of noninfringement and invalidity of the patents in suit. Filing its November 21, 2014 Complaint within 45 days of receiving the first of three Paragraph IV Notice Letters from Zydus Pharmaceuticals (USA) Inc. entitles Supernus to an automatic stay preventing the FDA from approving Zydus’s ANDA for 30 months from the date of our receipt of such Notice Letter.

This case has been consolidated for pretrial purposes with two other actions pending in the District of New Jersey concerning infringement of the Trokendi XR Orange Book patents, those actions being C.A. No. 14-6102 (against Actavis, Inc., Actavis Laboratories FL, Inc., Actavis plc, Actavis Pharma, Inc., Watson Laboratories, Inc., and ANDA, Inc.) and C.A. No. 15-326 (against Par Pharmaceutical Companies, Inc. and Par Pharmaceutical, Inc.). The Company has since entered into a settlement agreement with Par (see below). A Rule 16 scheduling conference was held on April 14, 2015. The Court issued a Scheduling Order on May 22, 2015, which was amended several times, most recently on March 7, 2016. The case is proceeding through fact discovery, which ended on May 4, 2016 except for three fact witness depositions and written discovery responses that the parties have agreed would occur after the May 4 deadline.  The case will then proceed through expert discovery which closes on August 26, 2016. The Court’s Amended Scheduling Order also provided that any summary judgment briefing would be completed by September 26, 2016. A Markman hearing took place on February 3, 2016. The Court issued its Markman Opinion and Order on March 9, 2016. The Court adopted Supernus’s definitions of five of the seven disputed terms, and did not adopt any of Zydus’s definitions. No date has been set for trial.

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

This action for patent infringement—filed in the U.S. District Court for the District of New Jersey—alleges that Par infringed the Trokendi XR patents by, inter alia, submitting to the FDA an ANDA seeking to market a generic version of Trokendi XR prior to the expiration of these patents. Par answered these allegations with affirmative defenses and counterclaims of noninfringement and invalidity of the patents in suit. Filing its January 16, 2015 Complaint within 45 days of receiving the first of three Paragraph IV Notice Letters from Par Pharmaceutical, Inc. entitles Supernus to an automatic stay preventing the FDA from approving Par’s ANDA for 30 months from the date of our receipt of such Notice Letter.

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

Item 1A. Risk Factors

Any investment in our business involves a high degree of risk. Before making an investment decision, you should carefully consider the information we include in this Quarterly Report on Form 10-Q, including our condensed consolidated financial statements and related notes, and the additional information in the other reports we file with the Securities and Exchange Commission along with the risks described in our Annual Report on Form 10-K for the year ended December 31, 2015. These risks may result in material harm to our business and our financial condition and results of operations. In this event, the market price of our common stock may decline and you could lose part or all of your investment.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)           Sales of Unregistered Securities.

During the three months ended March 31, 2016, the Company granted options to employees to purchase an aggregate of 1,016,750 shares of common stock at an exercise price of $12.98 per share. The options are exercisable for a period of ten years from the grant date. These issuances were exempt from registration in reliance on Section 4(a)(2) of the Securities Act as transactions not involving any public offering.

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

SUPERNUS PHARMACEUTICALS, INC.

DATED: May 9, 2016	By:	/s/ Jack A. Khattar
Jack A. Khattar
President, Secretary and Chief Executive Officer

DATED: May 9, 2016	By:	/s/ Gregory S. Patrick
Gregory S. Patrick
Vice President and Chief Financial Officer

EXHIBIT INDEX

Number	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document