Form 10-Q
period 2016-06-30
SUPERNUS PHARMACEUTICALS INC
filed 2016-08-05
CIK 1356576

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of the close of business on July 29, 2016 was 49,508,476.

SUPERNUS PHARMACEUTICALS, INC.

FORM 10-Q — QUARTERLY REPORT

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2016

PART I — FINANCIAL INFORMATION

Supernus Pharmaceuticals, Inc.

Consolidated Balance Sheets

(in thousands, except share amounts)

	June 30,	December 31,
	2016	2015
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$36,156	$34,152
Marketable securities	24,058	28,038
Accounts receivable, net	34,281	25,908
Inventories, net	16,373	12,587
Prepaid expenses and other current assets	3,272	5,261
Total current assets	114,140	105,946
Long term marketable securities	67,809	55,009
Property and equipment, net	4,193	3,874
Deferred legal fees	16,386	22,503
Intangible assets, net	15,785	976
Other non-current assets	320	318

Total assets	$218,633	$188,626

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,243	$4,314
Accrued sales deductions	35,019	26,794
Accrued expenses	28,102	24,813
Deferred licensing revenue	208	176
Total current liabilities	65,572	56,097
Deferred licensing revenue, net of current portion	1,606	1,390
Convertible notes, net	5,699	7,085
Other non-current liabilities	4,322	4,325
Derivative liabilities	412	854

Total liabilities	77,611	69,751

Stockholders’ equity:
Common stock, $0.001 par value, 130,000,000 shares authorized at June 30, 2016 and December 31, 2015; 49,508,476 and 49,004,674 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	50	49
Additional paid-in capital	270,059	263,955
Accumulated other comprehensive income (loss)	549	(488)
Accumulated deficit	(129,636)	(144,641)
Total stockholders’ equity	141,022	118,875

Total liabilities and stockholders’ equity	$218,633	$188,626

See accompanying notes.

Supernus Pharmaceuticals, Inc.

Consolidated Statements of Operations

(in thousands, except share and per share data)

	Three Months ended June 30,		Six Months ended June 30,
	2016	2015	2016	2015
	(unaudited)		(unaudited)
Revenue
Net product sales	$50,335	$34,266	$93,360	$62,363
Licensing revenue	86	786	135	822

Total revenue	50,421	35,052	93,495	63,185

Costs and expenses
Cost of product sales	2,751	1,762	4,786	3,380
Research and development	11,109	6,878	21,671	10,561
Selling, general and administrative	26,121	23,336	51,281	42,737

Total costs and expenses	39,981	31,976	77,738	56,678

Operating income	10,440	3,076	15,757	6,507
Other income (expense)
Interest income	363	137	694	250
Interest expense	(196)	(331)	(375)	(712)
Changes in fair value of derivative liabilities	123	1	224	(48)
Loss on extinguishment of debt	—	(241)	(382)	(2,375)
Other income (expense)	2	25	(1)	25

Total other income (expense)	292	(409)	160	(2,860)

Earnings before income taxes	10,732	2,667	15,917	3,647

Income tax expense	714	662	912	724

Net income	$10,018	$2,005	$15,005	$2,923

Income per common share:
Basic	$0.20	$0.04	$0.30	$0.06
Diluted	$0.18	$0.03	$0.28	$0.06

Weighted-average number of common shares outstanding:
Basic	49,427,825	47,911,932	49,333,962	46,246,866
Diluted	51,745,342	52,273,549	51,484,686	47,687,992

See accompanying notes.

Supernus Pharmaceuticals, Inc.

Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

	Three Months ended June 30,		Six Months ended June 30,
	2016	2015	2016	2015
	(unaudited)		(unaudited)

Net income	$10,018	$2,005	$15,005	$2,923
Other comprehensive income:
Unrealized net gain (loss) on marketable securities	381	(86)	1,037	3
Other comprehensive income (loss):	381	(86)	1,037	3

Comprehensive income	$10,399	$1,919	$16,042	$2,926

See accompanying notes.

Supernus Pharmaceuticals, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Six Months ended June 30,
	2016	2015
	(unaudited)
Cash flows from operating activities
Net income	$15,005	$2,923

Adjustments to reconcile net income to net cash provided by operating activities:
Loss on extinguishment of debt	382	2,375
Change in fair value of derivative liability	(224)	48
Depreciation and amortization	1,117	431
Non-cash interest expense, net/ interest income, net	405	524
Share-based compensation expense	2,971	2,020
Changes in operating assets and liabilities:
Accounts receivable	(8,373)	(630)
Inventories	(3,786)	(151)
Prepaid expenses and other assets	1,989	(738)
Accounts payable	(2,071)	2,655
Accrued sales deduction	8,225	7,527
Accrued expenses	(2,249)	(1,261)
Deferred licensing revenue	248	(72)
Other non-current liabilities	(4)	(482)
Net cash provided by operating activities	13,635	15,169

Cash flows from investing activities
Purchases of marketable securities	(23,693)	(34,274)
Sales and maturities of marketable securities	15,658	21,865
Purchases of property and equipment	(903)	(777)
Deferred legal fees	(3,688)	(6,278)
Net cash used in investing activities	(12,626)	(19,464)

Cash flows from financing activities
Proceeds from issuance of common stock	995	1,009
Net cash provided by financing activities	995	1,009

Net change in cash and cash equivalents	2,004	(3,286)
Cash and cash equivalents at beginning of period	34,152	36,396
Cash and cash equivalents at end of period	$36,156	$33,110

Supplemental cash flow information:
Cash paid for interest	$247	$504

Non-cash financial activity:
Conversion of convertible notes and interest make-whole	$2,138	$25,056
Deferred legal fees included in accounts payable and accrued expenses	$5,537	$—

See accompanying notes.

Supernus Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements

For the Six Months ended June 30, 2016 and 2015

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

The results of operations for the three and six months ended June 30, 2016 are not necessarily indicative of the Company’s future financial results.

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

The Company established the Supernus Supplemental Executive Retirement Plan (SERP) for the sole purpose of receiving funds for executives from a previous SERP and providing a continuing deferral program under the Supernus SERP. As of June 30, 2016 and December 31, 2015, the fair value of the SERP was $266,000 and $263,000, respectively. The SERP assets were held in mutual fund investments. The fair value of these assets is included within other non-current assets on the consolidated balance sheets. A corresponding noncurrent liability is also included in the consolidated balance sheets to reflect the Company’s obligation for the SERP. The Company has not made, and has no plans to make, contributions to the SERP. The securities are restricted in nature and can only be used for purposes of paying benefits under the SERP.

Accounts Receivable, net

Accounts receivable are reported on the consolidated balance sheets at outstanding amounts, less an allowance for doubtful accounts and discounts. The Company extends credit without requiring collateral. The Company writes off uncollectible receivables when the likelihood of collection is remote. The Company evaluates the collectability of accounts receivable on a regular basis. An allowance, when needed, is based upon various factors including the financial condition and payment history of customers, an overall review of collections experience on other accounts, and economic factors or events expected to affect future collections experience. The Company recorded an allowance of approximately $0.1 million as of June 30, 2016 and no accounts were written off as of December 31, 2015. The Company recorded an allowance of approximately $4.8 million and $3.8 million for expected sales discounts as of June 30, 2016 and December 31, 2015, respectively.

Deferred Financing Costs

Deferred financing costs consist of financing costs incurred by the Company in connection with the closing of the Company’s 7.50% Convertible Senior Secured Notes due 2019 (the Notes) (see Note 8). The Company amortizes deferred financing costs over the term of the related debt using the effective interest method. When extinguishing debt, the related deferred financing costs are written off.

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

•                  Distributor/Wholesaler deductions and discounts.  U.S. specialty distributors and wholesalers are offered various forms of consideration including allowances, service fees and prompt payment discounts for distributing our products. Distributor allowances and service fees arise from contractual agreements with distributors and are generally a percentage of the purchase price paid by the distributors and wholesalers. Wholesale customers are offered a prompt pay discount for payment within a specified period.

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

Milestone Payments

Milestone payments on licensing agreements are recognized as revenue when the collaborative partner acknowledges completion of the milestone and substantive effort (i.e., effort consistent with amount of the milestone) that was necessary to achieve the milestone. Management may recognize revenue contingent upon the achievement of a milestone in its entirety in the period in which the milestone is achieved only if the milestone meets all the criteria to be considered substantive. The Company recorded no milestone revenue during the three months and six months ended June 30, 2016 and $750,000 of milestone revenue during the three and six months ended June 30, 2015.

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

Recently Issued Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-09, “Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” The standard is intended to simplify several areas of accounting for share-based compensation arrangements, including the income tax impact, classification on the statement of cash flows and forfeitures. ASU 2016-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, and early adoption is permitted. We are currently evaluating the impact that the standard will have on our consolidated financial statements.

In February 2016, FASB issued ASU No. 2016-02, “Leases (Topic 842).” The standard requires a lessee to recognize assets and liabilities on the balance sheet for leases with lease terms greater than 12 months. ASU 2016-02 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018, and early adoption is permitted. We are currently evaluating the impact that the standard will have on our consolidated financial statements.

In April 2015, FASB issued ASU No. 2015-03, “Simplifying the Presentation of Debt Issuance Costs.” This ASU more closely aligns the treatment of debt issuance costs with debt discounts and premiums and requires debt issuance costs to be presented as a direct deduction from the carrying amount of the related debt. The amendments in this ASU are effective for financial statements issued for fiscal years beginning after December 15, 2015 and interim periods within those fiscal years. This guidance was applied on a retrospective basis and the Company was required to comply with the applicable disclosures for a change in accounting principle. The adoption of ASU 2015-03 resulted in a reclassification of deferred financing costs of $104,000 from asset to liability classification on the Company’s consolidated December 31, 2015 financial statements.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers”. ASU 2014-09 will eliminate transaction-and industry-specific revenue recognition guidance under current U.S. GAAP and replace it with a principles-based approach for determining revenue recognition. ASU 2014-09 will require that companies recognize revenue based on the value of transferred goods or services as they occur in the contract. The ASU also will require additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016. The FASB has voted to approve a one-year deferral, changing the effective date to annual reporting periods beginning after December 15, 2017, with early adoption being permitted for periods ending after December 15, 2016. Entities can transition to the standard either retrospectively or as a cumulative effect adjustment as of the date of adoption. Presently, the Company is assessing what effect the adoption of ASU 2014-09 will have on our consolidated financial statements and accompanying notes and has not yet selected a method of adoption.

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

	Fair Value Measurements at
	June 30, 2016
	(unaudited)
			Significant
	Total Carrying	Quoted Prices	Other	Significant
	Value at	in Active	Observable	Unobservable
	June 30,	Markets	Inputs	Inputs
	2016	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and cash equivalents	$36,156	$36,156	$—	$—
Marketable securities	24,058	—	24,058	—
Long term marketable securities	67,809	—	67,809	—
Marketable securities - restricted (SERP)	266	—	266	—
Total assets at fair value	$128,289	$36,156	$92,133	$—

Liabilities:
Derivative liabilities	$412	$—	$—	$412

	Fair Value Measurements at
	December 31, 2015
			Significant
	Total Carrying	Quoted Prices	Other	Significant
	Value at	in Active	Observable	Unobservable
	December 31,	Markets	Inputs	Inputs
	2015	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and cash equivalents	$34,152	$34,152	$—	$—
Marketable securities	28,038	—	28,038	—
Long term marketable securities	55,009	—	55,009	—
Marketable securities - restricted (SERP)	263	—	263	—
Total assets at fair value	$117,462	$34,152	$83,310	$—

Liabilities:
Derivative liabilities	$854	$—	$—	$854

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

Level 3 liabilities include the estimated fair value of the interest make-whole liability associated with the Company’s Notes, which are recorded as derivative liabilities.

The fair value of the interest make-whole liability of the Notes was calculated using a binomial-lattice model with the following key assumptions as of June 30, 2016, unaudited:

Volatility	45%
Stock Price as of June 30, 2016	$20.37 per share
Credit Spread	900 bps
Term	10 months
Dividend Yield	0.0%

Significant changes to these assumptions could result in increases/decreases to the fair value of the derivative liabilities.

Changes in the fair value of the interest make-whole liability are recognized as a component of other income (expense) in the Consolidated Statements of Operations. The following table presents information about the Company’s Level 3 liabilities as of December 31, 2015 and June 30, 2016 that are included in the non-current liabilities section of the consolidated balance sheets, in thousands:

Six Months ended
June 30, 2016
(unaudited)

Balance at December 31, 2015	$854

Changes in fair value of derivative liabilities included in earnings	(224)
Reduction due to conversion of debt to equity	(218)

Balance at June 30, 2016	$412

The carrying value, face value and estimated fair value of the Notes was approximately $5.7 million, $6.6 million and $25.8 million, respectively, as of June 30, 2016. The fair value was estimated based on actual trade information as well as quoted prices provided by bond traders, which would be characterized within Level 2 of the fair value hierarchy. This fair value amount gives recognition to the value of the interest make-whole liability and the value of the conversion option. Upon issuance, these were accounted for as derivative liabilities and additional paid-in-capital, respectively.

The carrying amounts of other financial instruments, including accounts receivable, accounts payable and accrued expenses, approximate fair value due to their short-term maturities. Unrestricted marketable securities held by the Company were as follows, in thousands:

At June 30, 2016 (unaudited):

Available for Sale	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate debt securities	$91,318	597	(48)	$91,867

At December 31, 2015:

Available for Sale	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate debt securities	$83,535	5	(493)	$83,047

The contractual maturities of the unrestricted available for sale marketable securities held by the Company were as follows, in thousands:

June 30, 2016
(unaudited)
Less Than 1 Year	$24,058
1-5 years	67,809
Greater Than 5 Years	—
Total	$91,867

The Company has not experienced any other-than-temporary losses on its marketable securities and restricted marketable securities. The cost of securities sold is calculated using the specific identification method.

4. Inventories

Inventories consist of the following, in thousands:

	June 30,	December 31,
	2016	2015
	(unaudited)
Raw materials	$2,935	$2,887
Work in process	6,238	3,946
Finished goods	7,200	5,754
	$16,373	$12,587

5.  Property and Equipment

Property and equipment consist of the following, in thousands:

	June 30,	December 31,
	2016	2015
	(unaudited)
Computer equipment	$1,152	$1,112
Software	1,611	307
Lab equipment and furniture	6,333	5,667
Leasehold improvements	2,642	2,642
Construction in progress	8	1,114
	11,746	10,842
Less accumulated depreciation and amortization	(7,553)	(6,968)
	$4,193	$3,874

Depreciation and amortization expense on property and equipment was approximately $298,000 and $585,000 for the three and six months ended June 30, 2016, and $160,000 and $317,000 for the three and six months ended June 30, 2015, respectively.

6.  Deferred Legal Fees and Intangible Assets

Deferred legal fees have been incurred in connection with patent litigation for Oxtellar XR and Trokendi XR. As of June 30, 2016 and December 31, 2015, the Company had deferred legal fees of $16.4 million and $22.5 million, respectively.

The following sets forth the gross carrying amount and related accumulated amortization of the intangible asset, in thousands:

June 30, 2016
		(unaudited)		December 31, 2015
		Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Average Life	Amount	Amortization	Amount	Amortization

Capitalized patent defense costs	9.5 - 11 years	$16,318	$533	$994	$18

The Company prevailed in a lawsuit related to Oxtellar XR in February 2016, at which time the Company began amortizing the costs associated with that litigation.

The net book value of intangible assets was $15.8 million as of June 30, 2016 and was $1.0 million as of December 31, 2015. The increase in intangible assets reflects the successful outcome of the lawsuit related to Oxtellar XR in February 2016. There is an offsetting reduction in the amount carried as deferred legal fees, as described above. Amortization expense on intangible assets was approximately $0.4 million and $0.5 million for the three and six months ended June 30, 2016 and was approximately $57,000 and $115,000 for the three and six months ended June 30, 2015.

There were no indicators of impairment identified at June 30, 2016 or December 31, 2015.

7.  Accrued Expenses

Accrued expenses are comprised of the following, in thousands:

	June 30,	December 31,
	2016	2015
	(unaudited)

Accrued professional fees	$12,051	$10,057
Accrued compensation	6,507	7,519
Accrued clinical trial and clinical supply costs	3,225	3,677
Accrued product costs	923	113
Accrued sales and marketing expenses	575	434
Accrued interest expense	270	295
Other accrued expenses	4,551	2,718
	$28,102	$24,813

8.   Convertible Senior Secured Notes

The table below summarizes activity related to the Notes from issuance on May 3, 2013 through June 30, 2016, in thousands:

Gross proceeds	$90,000
Initial value of interest make-whole derivative reported as debt discount	(9,270)
Conversion option reported as debt discount and APIC	(22,336)
Conversion of debt to equity - principal	(81,463)
Conversion of debt to equity - accretion of debt discount and deferred financing costs	25,003
Accretion of debt discount and deferred financing costs	5,151
December 31, 2015 carrying value	7,085

Conversion of debt to equity - principal	(1,962)
Conversion of debt to equity - accretion of debt discount and deferred financing costs	424
Accretion of debt discount and deferred financing costs	152
June 30, 2016 carrying value, unaudited	$5,699

During the six month period ended June 30, 2016, approximately $2.0 million of the Notes were presented to the Company for conversion. Accordingly, the Company issued approximately 0.4 million shares of common stock in conversion of the principal amount of the Notes. As a result of the conversions, the Company incurred a loss of approximately $0.4 million on extinguishment of debt during the six months ended June 30, 2016, which is included as a separate component of other income (expense) on the Consolidated Statement of Operations. During the six month period ended June 30, 2015, as a result of approximately $25.3 million in note conversions, the Company incurred a loss of approximately $2.4 million on extinguishment of debt.

9. Summary Stockholders’ Equity

The following summary table provides details related to the activity in certain captions within Stockholders’ Equity for the six month period ended June 30, 2016, in thousands:

	Common Stock	Additional Paid-in Capital
	(unaudited)

Balance, December 31, 2015	$49	$263,955
Share-based compensation	—	2,971
Exercise of stock options	1	995
Equity issued on note conversion	—	2,138
Balance, June 30, 2016	$50	$270,059

10. Share-Based Payments

The Company has adopted the Supernus Pharmaceuticals, Inc. 2012 Equity Incentive Plan (the 2012 Plan), which is stockholder approved, and provides for the grant of stock options and certain other awards, including stock appreciation rights (SAR), restricted and unrestricted stock, stock units, performance awards, cash awards and other awards that are convertible into or otherwise based on the Company’s common stock, to the Company’s key employees, directors, and consultants and advisors. The 2012 Plan is administered by the Company’s Board of Directors and provides for the issuance of up to 8,000,000 shares of the Company’s common stock upon the exercise of stock awards. Option awards are granted with an exercise price equal to the estimated fair value of the Company’s common stock at the grant date. Those option awards generally vest in four annual installments, starting on the first anniversary of the date of grant and have ten year contractual terms. Share-based compensation recognized related to the grant of employee and non-employee stock options, SAR, potential Employee Stock Purchase Plan (ESPP) awards and non-vested stock was as follows, in thousands:

	Three Months ended June 30,		Six Months ended June 30,
	2016	2015	2016	2015
	(unaudited)		(unaudited)

Research and development	$340	$206	$628	$410
Selling, general and administrative	1,272	912	2,343	1,610
Total	$1,612	$1,118	$2,971	$2,020

The following table summarizes stock option and SAR activity:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)

Outstanding, December 31, 2015	2,699,007	$8.94	7.92
Granted (unaudited)	1,024,150	13.01
Exercised (unaudited)	(44,057)	4.69
Forfeited or expired (unaudited)	(6,750)	11.47
Outstanding, June 30, 2016 (unaudited)	3,672,350	$10.12	8.07

As of December 31, 2015:
Vested and expected to vest	2,654,381	$8.93	7.90
Exercisable	901,672	$7.95	6.86

As of June 30, 2016:
Vested and expected to vest (unaudited)	3,599,518	$10.09	8.05
Exercisable (unaudited)	1,475,322	$8.41	7.00

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

The following common stock equivalents were excluded in the calculation of diluted income per share because their effect would be anti-dilutive as applied to the income from continuing operations applicable to common stockholders for the three and six months ended June 30, 2016 and 2015:

	Three Months ended June 30,		Six Months ended June 30,
	2016	2015	2016	2015
	(unaudited)		(unaudited)

Shares underlying Convertible Senior Secured Notes	—	—	—	2,791,624
Warrants to purchase common stock	—	28,613	—	25,950
Stock options, stock appreciation rights, and non-vested stock options	1,124,100	—	1,159,100	—

The following table sets forth the computation of basic and diluted net income per share for the three and six months ended June 30, 2016 and 2015, in thousands, except share and per share amounts:

	Three Months ended June 30,		Six Months ended June 30,
	2016	2015	2016	2015
	(unaudited)		(unaudited)
Numerator, in thousands:
Net income used for calculation of basic EPS	$10,018	$2,005	$15,005	$2,923

Interest expense on convertible debt	196	331	375	—
Changes in fair value of derivative liabilities	(123)	(195)	(224)	—
Loss on extinguishment of debt	—	241	382	—
Loss on extinguishment of outstanding debt, as if converted	(849)	(553)	(1,183)	—
Total adjustments	(776)	(176)	(650)	—
Net income used for calculation of diluted EPS	$9,242	$1,829	$14,355	$2,923

Denominator:
Weighted average shares outstanding, basic	49,427,825	47,911,932	49,333,962	46,246,866

Effect of dilutive potential common shares:
Shares underlying Convertible Senior Secured Notes	1,240,814	2,417,586	1,301,885	—
Shares issuable to settle interest make-whole derivatives	52,563	246,105	71,537	—
Stock options, stock appreciation rights, and non-vested stock options	1,024,140	1,697,926	777,302	1,441,126
Total potential dilutive common shares	2,317,517	4,361,617	2,150,724	1,441,126
Weighted average shares outstanding, diluted	51,745,342	52,273,549	51,484,686	47,687,992

Net income per share, basic	$0.20	$0.04	$0.30	$0.06
Net income per share, diluted	$0.18	$0.03	$0.28	$0.06

12. Income Taxes

During the three and six months ended June 30, 2016, the Company had pre-tax income of $10.7 million and $15.9 million, respectively. The provision for Federal and state income taxes related to the pre-tax income has been largely offset by the utilization of available net operating loss carryforwards (NOLs). Accordingly, the Company reduced its valuation allowance against its deferred tax assets and recognized an income tax expense for the jurisdictions that did not have sufficient NOLs to offset the expected tax expense.

During the three and six months ended June 30, 2016, the Company recorded $0.7 million and $0.9 million of current tax expense, respectively, primarily related to an increase in our reserve for an uncertain tax position related to the Alternative Minimum Tax.

13. Commitments and Contingencies

The Company has concurrent leases for office and lab space that extend through April 2020. The Company may elect to extend the term of the leases for an additional five-year term. The leases provide for a tenant improvement allowance of approximately $2.1 million in aggregate. During the three and six months ended June 30, 2016, none of the allowance was utilized. During the three and six months ended June 30, 2015, $0.2 million of the allowance was utilized and is included in fixed assets and deferred rent. As of June 30, 2016, $0.5 million remains available for tenant improvements. Rent expense for the leased facilities and leased vehicles for the Company’s sales representatives for the three and six months ended June 30, 2016 was approximately $0.7 million and $1.3 million, respectively. Rent expense for the leased facilities and leased vehicles for the three and six months ended June 30, 2015 was approximately $0.6 million and $1.2 million, respectively.

Future minimum lease payments under non-cancelable operating leases as of June 30, 2016 are as follows, in thousands, unaudited:

Year ending December 31:
2016 (remaining)	$681
2017	1,312
2018	1,314
2019	1,341
Thereafter	454
$5,102

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

Oxtellar XR and Trokendi XR are the first once-daily extended release oxcarbazepine and topiramate products indicated for patients with epilepsy in the U.S. market. These products differ from immediate release products by offering once-daily dosing and unique pharmacokinetic characteristics which we believe can have very positive clinical effects for some patients. We believe a once-daily dosing regimen improves adherence, making it more probable that patients maintain sufficient levels of medication in their bloodstream to protect against seizures. In addition, the unique smooth and steady pharmacokinetic profiles of our once-daily formulations reduce the peak to trough fluctuation in blood level that are typically associated with immediate release products, which we believe may result in increased adverse events (AEs), more symptomatic side effects and decreased efficacy.

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

*          Supplemental New Drug Application (sNDA) submitted in August 2015 for treatment in adults for prophylaxis of migraine headache.

**   Initial program is in patients with ADHD, with a plan to follow on in other indications, such as IA in patients with autism, bipolar disorder, schizophrenia, and some forms of dementia.

We are continuing to expand our intellectual property portfolio to provide additional protection for our technologies, products, and product candidates. We currently have seven U.S. patents issued covering Oxtellar XR and six U.S. patents issued covering Trokendi XR, providing patent protection expiring no earlier than 2027 for each product.

Commercial Products

Trokendi XR

Trokendi XR, the first once-daily extended release topiramate product indicated for patients with epilepsy in the U.S. market, is designed to improve patient adherence over immediate release products, which must be taken multiple times per day.

We remain in discussions with the United States Food and Drug Administration (FDA) regarding the sNDA on migraine headache. The FDA requested that the Company resubmit the Trokendi XR product label with migraine as an indication in a different format prior to completing its review. No additional new data, studies or analyses for efficacy or safety were required by the FDA. We have submitted the revised label, and a targeted PDUFA date has been set for the third quarter of 2016.

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

We expect the number of prescriptions filled for Oxtellar XR and Trokendi XR to continue to increase through the end of 2016 and in subsequent years. Data from Intercontinental Marketing Services (IMS) shows 238,531 prescriptions filled for both drugs during the six months ended June 30, 2016, representing a growth of 43.9% as compared to the 165,776 prescriptions reported for the six months ended June 30, 2015. For the three months ended June 30, 2016, data from IMS shows 123,758 prescriptions filled for both drugs, representing a growth of 38.9% as compared to the 89,086 prescriptions reported for the three months ended June 30, 2015.

We have received Paragraph IV Notice Letters concerning Oxtellar XR and Trokendi XR from various third-parties. In response to these Paragraph IV notice letters, we have initiated litigation against these third parties alleging infringement of our intellectual property rights. We intend to vigorously defend our intellectual property rights in each of these cases. We anticipate continuing to incur increasing amounts of legal fees and related expenses for these cases as they progress. On February 8, 2016, the Company announced a court ruling that three patents covering Oxtellar XR were valid and that Actavis, plc infringed two of these three patents by submitting an abbreviated new drug application (ANDA) to the FDA. (See Part II, Item 1—Legal Proceedings in this Quarterly Report on Form 10-Q for additional information).

Product Candidates

SPN-810

We are developing SPN-810 as a novel treatment for IA in patients who have ADHD. Our Phase III clinical trial (P301) is being conducted under a Special Protocol Assessment (SPA).  SPN-810 has been granted fast-track designation by the FDA. We initiated two Phase III clinical trials in 2015 (P301 and P302) and began dosing patients during the first quarter of 2016. We expect patient enrollment to continue through the end of 2016 and into 2017. We continue to expect launching SPN-810, if approved by the FDA, according to the current timeline in 2019.

SPN-812

SPN-812 is being developed as a novel non-stimulant treatment for ADHD. We initiated a Phase IIb dose ranging trial during 2015 and began dosing patients during the first quarter of 2016. Patient enrollment has been completed, and last visit for the last patient occurred during the third quarter. We continue to project that we will have data from this Phase IIb trial available by early 2017. In April 2016, we initiated an open-label trial in which 84% of the patients completing the Phase IIb trial have been enrolled.

We expect to incur significant research and development expenses related to the continued development of each of our product candidates, with a total cost of approximately $100 million for each of the two programs through FDA approval.

Collaboration Update

Recently, Shire announced positive results of SHP465 Safety and Efficacy Study in Children and Adolescents with ADHD. The study addresses a key FDA requirement, keeping SHP465 on track for resubmission in the fourth quarter of 2016 and potential launch in second half of 2017, if it is approved by the FDA. SHP465 was originally developed by Shire Laboratories, the former division of Shire that subsequently became Supernus Pharmaceuticals. Based on the agreement between Supernus and Shire, Shire will pay to Supernus a single digit percentage royalty on net sales of the product.

Critical Accounting Policies and the Use of Estimates

The significant accounting policies and bases of presentation for our consolidated financial statements are described in Note 2 “Summary of Significant Accounting Policies.” The preparation of our financial statements in accordance with Generally Accepted Accounting Principles (GAAP), requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and the disclosure of contingent assets and liabilities. Actual results could differ from those estimates.

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

Deferred Legal Fees

Deferred legal fees are comprised of costs incurred in connection with the defense of patents for Oxtellar XR and Trokendi XR. Amortization of the deferred legal fees will begin upon successful outcome of the on-going litigation. Deferred legal fees will be charged to expense in the event of an unsuccessful outcome of the on-going litigation.

Research and Development Expenses

Research and development (R&D) expenditures are expensed as incurred. Research and development costs consist primarily of employee-related expenses, including salaries and benefits; share-based compensation expense; expenses incurred under agreements with clinical research organizations (CROs), investigative sites, consultants and other vendors that conduct the Company’s clinical trials; the cost of acquiring and manufacturing clinical trial materials; the cost of manufacturing materials used in process validation, to the extent that those materials are manufactured prior to receiving regulatory approval for those products and are not expected to be sold commercially; facilities costs that do not have an alternative future use; related depreciation and other allocated expenses; license fees for and milestone payments related to in-licensed products and technologies; and costs associated with animal testing activities and regulatory approvals.

Accrued Clinical Expenses

Clinical trials are inherently complex, often involving multiple service providers, and can include payments made to investigator physicians at study sites. Because billing for services often lags by a substantial amount of time, we often are required to estimate a significant portion of our accrued clinical expenses. This process involves reviewing open contracts and communicating with our subject matter expert personnel and the appropriate service provider personnel to identify services that have been performed on our behalf. We accrue for the estimated but unbilled services performed and the associated costs incurred.

Payments to service providers can either be based on hourly rates for services or based on performance driven milestones. When accruing clinical expenses, we estimate the time period over which services will be performed during the life of the entire clinical program, the total cost of the program, and the level of effort to be expended in each intervening period. To the maximum extent possible, we work with each service provider to provide an estimate for unbilled services as of the end of the calendar quarter. This includes estimates for payments to site investigators. We work diligently to minimize estimates based solely on company generated calculations. If the service provider underestimates or overestimates the cost associated with a trial or service at any given point in time, adjustments to research and development expenses may be necessary in future periods. Historically, our estimated accrued clinical expenses have closely approximated actual expenses incurred.

Results of Operations

Comparison of the three months ended June 30, 2016 and June 30, 2015

	Three Months ended June 30,		Increase/
	2016	2015	(decrease)
	(unaudited, in thousands)
Revenue
Net product sales	$50,335	$34,266	16,069
Licensing revenue	86	786	(700)
Total revenues	50,421	35,052
Costs and expenses
Cost of product sales	2,751	1,762	989
Research and development	11,109	6,878	4,231
Selling, general and administrative	26,121	23,336	2,785
Total costs and expenses	39,981	31,976
Operating income	10,440	3,076
Other income (expense)
Interest income	363	137	226
Interest expense	(196)	(331)	135
Changes in fair value of derivative liabilities	123	1	122
Loss on extinguishment of debt	—	(241)	241
Other income	2	25	(23)
Total other income (expenses)	292	(409)
Earnings before income taxes	10,732	2,667
Income tax	714	662	52
Net income	$10,018	$2,005

Net Product Sales.  The increase in net product sales for the three months ended June 30, 2015 as compared to the three months ended June 30, 2016 was primarily driven by increased prescriptions. Net product sales are based on gross revenue from shipments to distributors, less estimates for discounts, rebates, other sales deductions and returns. The table below lists our net product sales by product comparison, in thousands, unaudited:

	Net Product Sales
	Three Months ended June 30,		Change in Net Product
	2016	2015	Sales (%)
	(unaudited)
Trokendi XR	$37,663	$26,279	43.3%
Oxtellar XR	12,672	7,987	58.7%
Total	$50,335	$34,266	46.9%

Cost of Product Sales.  Cost of product sales during the three months ended June 30, 2016 was $2.8 million as compared to $1.8 million for the three months ended June 30, 2015, an increase of $1.0 million or 56.1%. This increase is primarily due to sales increases.

Research and Development Expenses.  R&D expenses during the three months ended June 30, 2016 were $11.1 million as compared to $6.9 million for the three months ended June 30, 2015, an increase of $4.2 million or 61.5%. This increase is primarily due to preclinical and late stage clinical trials for SPN-810 and SPN-812 as well as manufacture and scale-up of doseage form manufacturing. During the second half of 2015, we initiated two Phase III trials for SPN-810 and a Phase IIb trial for SPN-812. We expect R&D costs to increase significantly in 2016, as we continue to advance these trials and the related development activities for both of these programs.

Selling, General and Administrative Expenses.  Our selling, general and administrative (SG&A) expenses were $26.1 million during the three months ended June 30, 2016 as compared to $23.3 million for the three months ended June 30, 2015, an increase of $2.8 million or 11.9%. The increase in SG&A expenses is primarily due to the development of promotional material and preparation for the launch of the migraine indication for Trokendi XR.

Interest Income. During the three months ended June 30, 2016 and June 30, 2015, we recognized $0.4 million and $0.1 million, respectively, of interest income earned on our cash and marketable securities.

Interest Expense.  Interest expense was $0.2 million during the three months ended June 30, 2016 as compared to $0.3 million incurred for the three months ended June 30, 2015. The decrease was due to a decrease in the principal amount of our outstanding 7.5% Convertible Senior Secured Notes due in 2019 (the Notes) from $10.7 million at June 30, 2015 to $6.6 million at June 30, 2016.

Changes in Fair Value of Derivative Liability.  During the three months ended June 30, 2016, we recognized a non-cash gain of $0.1 million related to a change in estimated fair value of the interest make-whole derivative liability related to our Notes. This gain is primarily due to the passage of time.

Loss on Extinguishment of Debt.  During the three months ended June 30, 2016, there was no loss on extinguishment of debt as no Notes were converted. During the three months ended June 30, 2015, we recognized a non-cash loss on extinguishment of debt of $0.2 million related to the conversion of $3.9 million of our Notes.

Income Tax.  During the three months ended June 30, 2016, we recorded $0.7 million of current tax expense related primarily to an increase in our reserve for an uncertain tax position related to the Alternative Minimum Tax. During the three months ended June 30, 2015, we recorded $0.7 million of current tax expense related to an increase in our reserve for an uncertain tax position related to the Alternative Minimum Tax.

Net Income.  We realized net income of $10.0 million during the three months ended June 30, 2016, compared to net income of $2.0 million during the three months ended June 30, 2015, an increase of $8.0 million. This change was primarily due to the revenue generated from our two commercial products, Oxtellar XR and Trokendi XR, offset by increased research expenses incurred for the late stage studies for our two product candidates and an increase in marketing expenditures.

Comparison of the six months ended June 30, 2016 and June 30, 2015

	Six Months ended June 30,		Increase/
	2016	2015	(decrease)
	(unaudited, in thousands)
Revenue
Net product sales	$93,360	$62,363	30,997
Licensing revenue	135	822	(687)
Total revenues	93,495	63,185
Costs and expenses
Cost of product sales	4,786	3,380	1,406
Research and development	21,671	10,561	11,110
Selling, general and administrative	51,281	42,737	8,544
Total costs and expenses	77,738	56,678
Operating income	15,757	6,507
Other income (expense)
Interest income	694	250	444
Interest expense	(375)	(712)	337
Changes in fair value of derivative liabilities	224	(48)	272
Loss on extinguishment of debt	(382)	(2,375)	1,993
Other (expense) income	(1)	25	(26)
Total other income (expenses)	160	(2,860)
Earnings before income taxes	15,917	3,647
Income tax	912	724	188
Net income	$15,005	$2,923

Net Product Sales.  The increase in net product sales for the six months ended June 30, 2015 as compared to the six months ended June 30, 2016 was primarily driven by increased prescriptions. Net product sales are based on gross revenue from shipments to distributors, less estimates for discounts, rebates, other sales deductions and returns. The table below lists our net product sales by product comparison, in thousands, unaudited:

	Net Product Sales
	Six Months ended June 30,		Change in Net Product
	2016	2015	Sales (%)
	(unaudited)
Trokendi XR	$69,983	$47,205	48.3%
Oxtellar XR	23,377	15,158	54.2%
Total	$93,360	$62,363	49.7%

Cost of Product Sales.  Cost of product sales during the six months ended June 30, 2016 was $4.8 million as compared to $3.4 million for the six months ended June 30, 2015, an increase of $1.4 million or 41.6%. This increase is primarily due to sales increases.

Research and Development Expenses.  R&D expenses during the six months ended June 30, 2016 were $21.7 million as compared to $10.6 million for the six months ended June 30, 2015, an increase of $11.1 million or 105.2%. This increase is primarily due to preclinical and late stage clinical trials for SPN-810 and SPN-812 as well as manufacture of SPN-810 and SPN-812 clinical trial materials and manufacturing scale-up. During the second half of 2015, we initiated two Phase III trials for SPN-810 and a Phase IIb trial for SPN-812. We expect R&D costs to increase significantly in 2016, as we continue to advance these trials and the related development activities for both of these programs.

Selling, General and Administrative Expenses.  Our SG&A expenses were $51.3 million during the six months ended June 30, 2016 as compared to $42.7 million for the six months ended June 30, 2015, an increase of $8.6 million or 20.0%. The increase in SG&A expenses is primarily due to the development of promotional material and preparation for the launch of the migraine indication for Trokendi XR in 2016, as well as supply chain and Medical Affairs programs to support our commercial products.

Interest Income. During the six months ended June 30, 2016 and June 30, 2015, we recognized $0.7 million and $0.3 million, respectively, of interest income earned on our cash and marketable securities.

Interest Expense.  Interest expense was $0.4 million during the six months ended June 30, 2016 as compared to $0.7 million incurred for the six months ended June 30, 2015. The decrease of $0.3 million was primarily due to a decrease in the principal amount of our outstanding Notes from $10.7 million at June 30, 2015 to $6.6 million at June 30, 2016.

Changes in Fair Value of Derivative Liability.  During the six months ended June 30, 2016, we recognized a non-cash gain of $0.2 million related to a change in estimated fair value of the interest make-whole derivative liability related to our Notes. This gain is primarily due to the passage of time. During the six months ended June 30, 2015, we recognized a non-cash loss of $48,000 related to a change in estimated fair value of the warrant liability of $336,000, offset by $288,000 of interest make-whole derivative liability related to our Notes. This loss was primarily due to the increase of our stock price.

Loss on Extinguishment of Debt.  During the six months ended June 30, 2016, we recognized a non-cash loss on extinguishment of debt of $0.4 million related to the conversion of $2.0 million of our Notes. During the six months ended June 30, 2015, we recognized a non-cash loss on extinguishment of debt of $2.4 million related to the conversion of $25.3 million of our Notes.

Income Tax.  During the six months ended June 30, 2016, we recorded $0.9 million of current tax expense related primarily to an increase in our reserve for an uncertain tax position related to the Alternative Minimum Tax. During the six months ended June 30, 2015, we recorded $0.7 million of current tax expense related to an increase in our reserve for an uncertain tax position related to the Alternative Minimum Tax.

Net Income.  We realized net income of $15.0 million during the six months ended June 30, 2016, compared to net income of $2.9 million during the six months ended June 30, 2015, an increase of $12.1 million. This change was primarily due to the revenue generated from our two commercial products, Oxtellar XR and Trokendi XR, offset by increased expenses incurred for the late stage studies for our two product candidates and an increase in marketing expenditures.

Liquidity and Capital Resources

We believe with continued increasing levels of net product sales, we will have sufficient resources to finance our operations, including the increased R&D expenses for our clinical programs. We expect to incur significantly increased R&D expenses to support the development of SPN-810 and SPN-812 including the late stage trials for SPN-810 and SPN-812.

Our working capital at June 30, 2016 was $48.6 million, a decrease of $1.2 million compared to our working capital of $49.8 million at December 31, 2015. Our long term marketable securities at June 30, 2016 were $67.8 million, an increase of $12.8 million compared to our long term marketable securities of $55.0 million at December 31, 2015.

Our stockholders’ equity increased by $22.1 million during the six months ended June 30, 2016 primarily as a result of the issuance of shares related to the conversion of our Notes, coupled with net income of $15.0 million.

We expect to continue to incur significant sales and marketing expenses related to the commercial support of Oxtellar XR and Trokendi XR. In addition, we expect to incur substantial expenses related to our R&D efforts, primarily related to the development of SPN-810 and SPN-812 as we continue to advance these clinical programs.

In addition to income from operations, we have historically financed our business through the sale of our debt and equity securities. Our most recent financing occurred on May 3, 2013, when we issued $90.0 million aggregate principal amount of Notes to qualified institutional buyers, the initial purchasers of the Notes (Initial Purchasers). We issued the Notes under an Indenture, dated May 3, 2013. The Notes provide for 7.50% interest per annum on the principal amount of the Notes, payable semi-annually in arrears on May 1 and November 1 of each year. Interest will accrue on the Notes from and including May 3, 2013 and the Notes will mature on May 1, 2019, unless earlier converted, redeemed or repurchased by the Company. The Notes are secured by a first-priority lien, other than customary permitted liens, on substantially all of our assets, whether now owned or hereafter acquired.

As of June 30, 2016, holders of the Notes have converted a total of approximately $83.4 million of the Notes. Cumulatively, through June 30, 2016, we issued a total of approximately 15.7 million shares of common stock in conversion of the principal amount of the Notes and issued an additional 2.2 million shares of common stock and paid approximately $1.7 million cash in settlement of the interest make-whole provision related to the converted Notes.

We believe our current working capital and long term marketable securities, along with increased revenues from increasing product sales, will be sufficient to finance the Company. Our operations were profitable in each quarter of 2015 and each of the first two quarters of 2016.

We expect continued profitability in 2016 as we continue to increase sales while also increasing activities and spending to advance our clinical product candidates. We expect significant variability from quarter to quarter in our level of profitability primarily due to variability in R&D expenditures for clinical trials and SG&A expenditures for marketing activities.

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

Cash Flows

The following table sets forth the major sources and uses of cash and equivalents for the periods set forth below, in thousands:

	Six Months ended June 30,		Increse/
	2016	2015	(decrease)
	(unaudited)
Net cash provided by (used in):
Operating activities	$13,635	$15,169	(1,534)
Investing activities	(12,626)	(19,464)	6,838
Financing activities	995	1,009	(14)
Net increase (decrease) in cash and cash equivalents	$2,004	$(3,286)

Operating Activities

Net cash provided by operating activities is comprised of two components; cash provided by (used in) operating income and cash used in changes in working capital. Results for the six months ended June 30, 2016 and June 30, 2015 are summarized below, in thousands:

	Six Months ended June 30,		Increse/
	2016	2015	(decrease)
	(unaudited)
Cash provided by operating income	$19,656	$8,321	11,335
Cash (used in) provided by changes in working capital	(6,021)	6,848	(12,869)
Net cash provided by operating activities	$13,635	$15,169

The increase in cash used in changes in working capital is primarily driven by increases in accounts receivable and inventory from increased revenue and decreases in accounts payable due to timing of payments.

The changes in certain operating assets and liabilities are, in thousands:

	Six Months ended June 30,
	2016	2015	Explanation of Change
	(unaudited)
Increase in accounts receivable	$(8,373)	$(630)	Increased sales.
Increase in inventory	(3,786)	(151)	Increased inventory to support sales growth.
Decrease (increase) in prepaid expenses and other assets	1,989	(738)	Progress of clinical trials.
Increase in accounts payable and accrued expenses	3,905	8,921	Increased expenses, primarily for clinical trial accruals and accrued net sales deductions.
Other	244	(554)
	$(6,021)	$6,848

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

Net cash used in investing activities for the six months ended June 30, 2016 of $12.6 million related to net purchase of marketable securities of $8.0 million, deferred legal fees of $3.7 million, and property and equipment purchases of $1.0 million. Net cash used in investing activities for the six months ended June 30, 2015 consisted of $19.5 million related to net purchase of marketable securities of $12.4 million, an increase in deferred legal fees of $6.3 million, and property and equipment purchases of $0.8 million.

Financing Activities

Net cash provided by financing activities was $1.0 million for the six months ended June 30, 2016, $1.0 million for the six months ended June 30, 2015 and resulted from proceeds received from stock option exercises.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations and commitments as of June 30, 2016 (except as noted below), in thousands, unaudited:

	Less than	1 - 3	3 - 5	Greater than
	1 Year	Years	Years	5 Years	Total

Convertible Senior Secured Notes	$—	$—	$6,575	$—	$6,575
Interest on Convertible Notes	493	986		—	1,479
Operating leases (1)	1,346	2,629	1,127	—	5,102
Purchase obligations (2)	4,056	—	—	—	4,056
Total (3)	$5,895	$3,615	$7,702	$—	$17,212

(1)                                 Our commitments for operating leases relate to our lease of fleet vehicles and office and laboratory space as of June 30, 2016.

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

We have obtained exclusive licenses from third parties for proprietary rights to support the product candidates in our psychiatry portfolio. Under license agreements with Afecta Pharmaceuticals, Inc. (Afecta), we have an exclusive option to evaluate Afecta’s CNS pipeline and to obtain exclusive worldwide rights to selected product candidates, including an exclusive license to SPN-810. We do not owe any future milestone payments for SPN-810. We will be obligated to pay royalties to Afecta based on net sales worldwide of our product candidates in the low-single digits.

We have also entered into a purchase and sale agreement with Rune HealthCare Limited (Rune), where we obtained the exclusive worldwide rights to a product concept from Rune. There are no future milestone payments owing to Rune under this agreement. If we receive approval to market and sell any products based on the Rune product concept for SPN-809 (viloxazine hydrochloride), we will be obligated to pay royalties to Rune based on net sales worldwide in the low-single digits.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The primary objective of our investment activities is to preserve our capital and to fund operations. We also seek to maximize income from our investments without assuming significant interest rate or default risk. Our exposure to market risk is confined to our cash, cash equivalents, marketable securities and long term marketable securities. As of June 30, 2016, we had unrestricted cash, cash equivalents, marketable securities and long term marketable securities of $128.0 million. We do not engage in any hedging activities against changes in interest rates. Because of the short-term maturities of our cash, cash equivalents, marketable securities and because we hold these securities and our long term marketable securities to maturity, we do not believe that an increase in market rates would have any significant impact on the realized value of our investments. We do not have any currency or other derivative financial instruments other than the interest make-whole payment associated with our Notes.

We engage with a limited number of vendors where we pay for services recorded in currencies other than the U.S. dollar and may be subject to fluctuations in foreign currency rates. We do not hedge our foreign currency exchange rate risk. A hypothetical 10% appreciation in Euro exchange rates against the U.S. dollar from prevailing market rates would have decreased our net income by approximately $6,000 for the three months ended June 30, 2016. Conversely, a hypothetical 10% depreciation in Euro exchange rates against the U.S. dollar from prevailing market rates would have increased our net income by approximately $6,000 for the three months ended June 30, 2016. We do not believe that inflation and changing prices over the three and six months ended June 30, 2016 and June 30, 2015 had a significant impact on our consolidated results of operations.

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

We conducted an evaluation under the supervision and with the participation of our management, including the CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(b) and 15d-15(b) under the Exchange Act. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2016.

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

The primary impetus for this change was to retire a platform that the Company had outgrown and which lacked much of the additional functionality required to support the Company’s expanded operations. We believe incorporating this additional functionality into an upgraded system will provide a stronger base and enhance our overall control environment. The implementation was not made in response to any significant deficiency or material weakness in our internal control over financial reporting.

Management believes the new system has been successfully implemented and is functioning as required.

Other than the new financial accounting system implementation, there have been no changes in our internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Supernus Pharmaceuticals, Inc. v. Actavis, Inc., et al., C.A. Nos. 13-4740; 14-1981 (RMB)(JS) (D.N.J.)
Supernus Pharmaceuticals, Inc. v. Actavis, Inc., et al., Appeal No. 2016-1619 (Fed. Cir.)

We received a Paragraph IV Notice Letter against two of our Oxtellar XR Orange Book patents (United States Patent Nos. 7,722,898 and 7,910,131) from generic drug maker Watson Laboratories, Inc.—Florida (WLF) n/k/a Actavis Laboratories FL, Inc. (Actavis Labs FL) on June 26, 2013. On August 7, 2013, we filed a lawsuit against Actavis, Inc., Actavis Labs FL, Actavis Pharma, Inc., Watson Laboratories, Inc., and ANDA, Inc. (collectively Actavis) alleging infringement of United States Patent Nos. 7,722,898 and 7,910,131. We received a second Paragraph IV Notice Letter against a later-issued Oxtellar XR Orange Book Patent (United States Patent No. 8,617,600) on February 20, 2014. On March 28, 2014, we filed a second lawsuit against Actavis alleging infringement of United States Patent No. 8,617,600. We have since listed four additional Orange Book patents: United States Patent Nos. 8,821,930, 9,119,791, 9,351,975, and 9,370,525. Our United States Patent Nos. 7,722,898, 7,910,131, 8,617,600, 8,821,930, 9,119,791, 9,351,975, and 9,370,525 generally cover once-a-day oxcarbazepine formulations and methods of treating seizures using those formulations. The FDA Orange Book lists all seven of our Oxtellar XR patents as expiring on April 13, 2027.

Both Complaints—filed in the U.S. District Court for the District of New Jersey—allege, inter alia, that Actavis infringed our Oxtellar XR patents by submitting to the FDA an Abbreviated New Drug Application (ANDA) seeking to market a generic version of Oxtellar XR prior to the expiration of our patents. The two cases were consolidated for all purposes on October 8, 2015.

A seven-day bench trial for the consolidated action involving United States Patent Nos. 7,722,898, 7,910,131, and 8,617,600 was held between November 18 and December 4, 2015. On February 5, 2016, the Court issued an opinion and order finding that: (i) Actavis’s ANDA products infringe United States Patent Nos. 7,722,898 and 7,910,131; (ii) Actavis’s ANDA products do not infringe U.S. Patent No. 8,617,600; and (iii) United States Patent Nos. 7,722,898, 7,910,131, and 8,617,600 are valid.  The Court entered a final judgment on February 18, 2016: (i) enjoining the FDA from approving Actavis’s ANDA before the expiration date of United States Patent Nos. 7,722,898 and 7,910,131; and (ii) enjoining Actavis from commercially manufacturing, using, offering to sell, or selling within the United States, or importing into the United States, Actavis’s ANDA products until the expiration of United States Patent Nos. 7,722,898 and 7,910,131.  On February 19, 2016, Actavis filed a Notice of Appeal to the United States Court of Appeals for the Federal Circuit.  The parties executed a Partial Settlement Agreement in May 2016 that provided for the dismissal of all appeals, cross-appeals, claims, and counterclaims concerning U.S. Patent Nos. 8,617,600, 8,821,930, and 9,119,791. The appeal with respect to United States Patent Nos. 7,722,898 and 7,910,131 (docketed on February 24, 2016) is pending.

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

The parties executed a Partial Settlement Agreement in May 2016 that provided for the dismissal of both parties’ claims and counterclaims concerning U.S. Patent No. 8,821,930.

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

The Complaint—filed in the U.S. District Court for the District of New Jersey—alleges, inter alia, that TWi infringed our Oxtellar XR patents by submitting to the FDA an ANDA seeking to market a generic version of Oxtellar XR prior to the expiration of our patents. Filing the Complaint within 45 days of receiving TWi’s Paragraph IV certification notice entitles Supernus to an automatic stay preventing the FDA from approving TWi’s ANDA for 30 months from the date of our receipt of the first Paragraph IV certification notice. On February 13, 2015, TWi answered the Complaint and denied the substantive allegations of the complaint.  TWi also asserted Counterclaims seeking declaratory judgments of non-infringement and invalidity of United States Patent Nos. 7,722,898 and 7,910,131. On March 20, 2015, we filed our Reply, denying the substantive allegations of those Counterclaims.

Following an October 7, 2015 Markman hearing, the Court issued a claim construction order for this case on October 9, 2015.  The case is proceeding through fact and expert discovery.

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

This case has been consolidated for pretrial purposes with two other actions pending in the District of New Jersey concerning infringement of the Trokendi XR Orange Book patents, those actions being C.A. No. 14-7272 (against Zydus Pharmaceuticals (USA) Inc. and Cadila Healthcare Limited) and C.A. No. 15-326 (against Par Pharmaceutical Companies, Inc. and Par Pharmaceutical, Inc.). The Company has since entered into a settlement agreement with Par (see below). A Rule 16 scheduling conference was held on April 14, 2015. The Court issued a Scheduling Order on May 22, 2015, which was amended several times, most recently on July 15, 2016. The Court issued its Markman Opinion and Order on March 9, 2016. The Court adopted Supernus’s definitions of five of the seven disputed terms, and did not adopt any of Actavis’s definitions. Fact discovery ended on May 4, 2016. The case is proceeding through expert discovery, which closes on September 23, 2016. The Court’s Amended Scheduling Order states that no summary judgment motions shall be filed. No date has been set for trial.

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

This case has been consolidated for pretrial purposes with two other actions pending in the District of New Jersey concerning infringement of the Trokendi XR Orange Book patents, those actions being C.A. No. 14-6102 (against Actavis, Inc., Actavis Laboratories FL, Inc., Actavis plc, Actavis Pharma, Inc., Watson Laboratories, Inc., and ANDA, Inc.) and C.A. No. 15-326 (against Par Pharmaceutical Companies, Inc. and Par Pharmaceutical, Inc.). The Company has since entered into a settlement agreement with Par (see below). A Rule 16 scheduling conference was held on April 14, 2015. The Court issued a Scheduling Order on May 22, 2015, which was amended several times, most recently on July 15, 2016. The Court issued its Markman Opinion and Order on March 9, 2016. The Court adopted Supernus’s definitions of five of the seven disputed terms, and did not adopt any of Zydus’s definitions. Fact discovery ended on May 4, 2016. The case is proceeding through expert discovery, which closes on September 23, 2016. The Court’s Amended Scheduling Order states that no summary judgment motions shall be filed. No date has been set for trial.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)                                 Sales of Unregistered Securities.

During the three months ended June 30, 2016, the Company granted options to employees to purchase an aggregate of 7,400 shares of common stock at an exercise price of $17.16 per share. The options are exercisable for a period of ten years from the grant date. These issuances were exempt from registration in reliance on Section 4(a)(2) of the Securities Act as transactions not involving any public offering.

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

SUPERNUS PHARMACEUTICALS, INC.

DATED: August 4, 2016	By:	/s/ Jack A. Khattar
Jack A. Khattar
President, Secretary and Chief Executive Officer

DATED: August 4, 2016	By:	/s/ Gregory S. Patrick
Gregory S. Patrick
Vice President and Chief Financial Officer

EXHIBIT INDEX

Number	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document