Form 10-Q/A
period 2015-09-30
SUPERNUS PHARMACEUTICALS INC
filed 2017-01-20
CIK 1356576

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q/A

(Amendment No. 1)

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☒ No

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of the close of business on January 17, 2017 was 50,121,242.

Explanatory Note

Unless the context requires otherwise, the words “Supernus,” “we,” “our,” and “the Company” refer to Supernus Pharmaceuticals, Inc. and its subsidiaries.

Supernus Pharmaceuticals, Inc. (the Company) is filing this Amendment No. 1 on Form 10-Q/A (the Amended Form 10-Q) to its Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2015 (the Original Form 10-Q), which was originally filed with the U.S. Securities and Exchange Commission (SEC) on November 9, 2015 (the Original Filing Date), to reflect the restatement of consolidated financial statements (Restatement) as described below.

In this Amended Form 10-Q for the fiscal quarter ended September 30, 2015, we are restating our previously issued and unaudited consolidated financial statements and the related disclosures for the three and nine month periods ended September 30, 2015 and 2014. As discussed in further detail below and in Note 2 to the accompanying consolidated financial statements, the Restatement is the result of a misapplication in the guidance on accounting for revenue recognition related to the sale of future revenues (as described below). We assessed the impact of this misapplication on our prior interim and annual consolidated financial statements and concluded that the impact was material to these consolidated financial statements. Consequently, we have restated the prior period consolidated financial statements identified above. All amounts in this Amended Form 10-Q affected by the Restatement reflect such amounts as restated. For a more detailed explanation of these matters and resulting restatements, please see Part I, Item 1: Financial Statements — Note 2 to the Consolidated Financial Statements; Part I, Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations — Restatement of Previously Issued Consolidated Financial Statements; and Part I, Item 4: Controls and Procedures.

For the convenience of the reader, this Amended Form 10-Q sets forth the Original Form 10-Q for the three month and nine month periods ended September 30, 2015 in its entirety, as amended by and to reflect the Restatement and includes certain restated information for the three month and nine month periods ended September 30, 2014.

Background of Restatement

In July 2014, the Company entered into a royalty monetization transaction and recorded the transaction with Healthcare Royalty Partners III, L.P. (HC Royalty) as revenue referencing guidance under ASC 605, “Revenue Recognition.” In August 2016, the Company was informed by its former independent registered public accounting firm, Ernst and Young LLP (EY), that a royalty monetization transaction for another client had recently been reviewed by the SEC’s Office of the Chief Accountant (the OCA). The OCA had concluded that that transaction should have been recorded a liability rather than as revenue. Accordingly, Supernus undertook to re-evaluate the accounting for the 2014 transaction.

Having conferred with the Company’s prior auditor, EY, and the Company’s current auditor KPMG LLP (KPMG), in October 2016, the Company submitted to the OCA a request to post clear the Company’s accounting for the royalty monetization transaction from 2014. In its submission, the Company concluded that the terms and conditions of the agreement met the criteria for revenue recognition under SAB 104 and ASC 605-10. On November 9, 2016, the OCA completed its review and informed the Company that the royalty monetization transaction should have been recorded as a debt obligation in 2014 in accordance with ASC 470-10-25. As a result, on November 10, 2016, the Company’s Audit Committee concluded that the Company’s consolidated financial statements for the years ended December 31, 2014 and December 31, 2015, and related reports of the Company’s independent registered public accounting firms thereon, and the interim quarterly reports in those years beginning with the third quarter of 2014, and the interim quarterly reports for the first and second quarters in 2016 should no longer be relied upon and should be restated.

The Company is restating in this Amended Form 10-Q its consolidated financial statements for the three and nine month periods ended September 30, 2015 and 2014. The adjustments to our consolidated financial statements related to the 2014 royalty monetization transaction resulted in the following changes:

•                  The $30.0 million proceeds of the transaction have now been recorded in the third quarter of 2014 as non-recourse debt, rather than revenue;

•                  Revenue and operating income in the third quarter of 2014 have been reduced by approximately $30.0 million; and

•                  Royalties received by the counterparty to the royalty monetization transaction are now recognized by the Company as non-cash royalty revenue. The $30.0 million of non-recourse liability is reduced by the same amount, and then increased by the non-cash implied interest expense to be recognized.

The revisions referenced above result in noncash financial statement corrections, principally reducing net income and increasing liability, but will have no impact on the Company’s current or previously reported cash and marketable securities position and no impact on net product sales.

In connection with the Restatement, the Company also made the following corrections:

•                  Recording current tax expenses related to an increase in our reserve for an uncertain tax position related to alternative minimum taxes in the fourth quarter of 2014 that had been previously recognized in the second quarter of 2015;

•                  An adjustment was made to Statement Cash Flows for the nine months ended September 30, 2015 and 2014 to adjust cash used in investing activities, with an offset to cash provided by operations for certain accrued legal fees that have been deferred;

•                  The correction of an immaterial error, to correctly recognize stock compensation expense associated with the January 2014 stock option awards to the Board. These options have a twelve month vesting period, though the Company originally began recognizing compensation expense over a four-year vesting term. This error was corrected during 2015. Correcting this immaterial error results in an increase in selling, general, and administrative expense (SG&A) in 2014, and a corresponding decrease in SG&A expense in 2015; and

•                  The reclassification of a Certificate of Deposit (CD), originally purchased during the first quarter of 2015 and continually renewed on a quarterly basis, as a current marketable security. This CD has 91 days to maturity and the Company incorrectly classified this amount as cash and cash equivalents on the balance sheets at March 31, 2015, June 30, 2015, September 30, 2015 and December 31, 2015. We have corrected the balance sheets in all periods to reflect the reclassification from cash and cash equivalents to current marketable securities.

An explanation of the impact of each of these revisions on our financial statements is contained in Note 2 to the consolidated financial statements contained in Part I, Item 1: Financial Statements.

Items Amended in this Quarterly Report on Form 10-Q/A

The following items of this Amended Form 10-Q include restated financial data: (i) Part I, Item 1: Financial Statements; and (ii) Part I, Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations. In addition, Part I, Item 4: Controls and Procedures includes a statement of material weakness covering our controls over financial reporting.

Information not affected by the Restatement is unchanged and reflects the disclosures made as of the Original Filing Date and is not intended to speak as of any subsequent date. No statements made herein should be assumed to be accurate as of any subsequent date. Accordingly, this Amended Form 10-Q should be read in conjunction with our subsequent filings with the SEC, as information in such filings may update or supersede certain information contained in this Amended Form 10-Q.

Restatement of Other Financial Statements

In addition to the restated financial information for the three and nine month periods ended September 30, 2015 and 2014, included in this Amended Form 10-Q, the Restatement requires the restatement of our audited consolidated financial statements and related disclosures for the years ended December 31, 2015 and December 31, 2014 and our unaudited condensed consolidated financial statements and related disclosures for the quarters ended March 31, 2015, June 30, 2015, March 31, 2016 and June 30, 2016.  Concurrently with this filing, we are filing the following amended Forms 10-K and 10-Q with respect to these periods to address the corrections:

•                  Form 10-K/A for the year ended December 31, 2015, which contains restated audited consolidated financial statements and related disclosures for the years ended December 31, 2015 and 2014;

•                  Form 10-Q/A for the quarter ended March 31, 2016, which contains restated unaudited condensed consolidated financial statements and related disclosures for the three month periods ended March 31, 2016 and 2015; and

•                  Form 10-Q/A for the quarter ended June 30, 2016, which contains restated unaudited condensed consolidated financial statements and related disclosures for the three and six month periods ended June 30, 2016 and 2015.

Internal Control Considerations

Management has assessed the effect of the restatement on the Company’s internal control over financial reporting and believes that this restatement represents a material weakness in its internal control over financial reporting for all periods under restatement. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected on a timely basis. For a discussion of management’s consideration of the material weakness identified, see Part I, Item 4: Controls and Procedures included in this Quarterly Report. In addition, this Amended Form 10-Q includes currently-dated certifications from the Company’s Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.

SUPERNUS PHARMACEUTICALS, INC.

FORM 10-Q/A — QUARTERLY REPORT

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2015

PART I — FINANCIAL INFORMATION (Restated)

Supernus Pharmaceuticals, Inc.

Consolidated Balance Sheets

(in thousands, except share amounts)

	September 30,	December 31,	September 30,
	2015	2014	2014
	(unaudited) (restated)	(per 2015 Form 10K/A)	(unaudited) (restated)
Assets
Current assets:
Cash and cash equivalents	$25,641	$36,396	$37,780
Marketable securities	32,061	37,940	34,783
Accounts receivable, net	23,603	17,270	15,303
Inventories, net	14,742	13,441	11,145
Prepaid expenses and other current assets	6,468	3,679	3,791
Total current assets	102,515	108,726	102,802
Long term marketable securities	43,967	19,816	15,763
Property and equipment, net	3,210	2,448	2,500
Intangible assets, net	16,627	5,434	4,135
Other non-current assets	322	360	360

Total assets	$166,641	$136,784	$125,560

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,812	$1,863	$1,573
Accrued sales deductions	18,820	8,461	7,298
Accrued expenses	21,654	17,656	13,112
Non-recourse liability related to sale of future royalties — current portion	261	—	—
Deferred licensing revenue	143	143	143
Total current liabilities	43,690	28,123	22,126
Deferred licensing revenue, net of current portion	1,167	1,274	1,310
Convertible notes, net of discount	7,939	26,223	25,732
Non-recourse liability related to sale of future royalties — long term	30,287	30,025	30,127
Other non-current liabilities	3,815	3,876	3,015
Derivative liabilities	1,156	6,564	7,258
Total liabilities	88,054	96,085	89,568

Stockholders’ equity:
Common stock, $0.001 par value, 130,000,000 shares authorized at September 30, 2015, December 31, 2014 and September 30, 2014; 48,686,657, 42,974,463 and 42,929,826 shares issued and outstanding at September 30, 2015, December 31, 2014 and September 30, 2014, respectively	49	43	43
Additional paid-in capital	261,006	230,263	229,225
Accumulated other comprehensive loss	(107)	(154)	(35)
Accumulated deficit	(182,361)	(189,453)	(193,241)
Total stockholders’ equity	78,587	40,699	35,992

Total liabilities and stockholders’ equity	$166,641	$136,784	$125,560

See accompanying notes.

Supernus Pharmaceuticals, Inc.

Consolidated Statements of Operations (Restated)

(in thousands, except share and per share data)

	Three Months ended September 30,		Nine Months ended September 30,
	2015	2014	2015	2014
	(unaudited)		(unaudited)
Revenue
Net product sales	$38,551	$22,452	$100,914	$59,056
Royalty revenue	776	199	2,007	199
Licensing revenue	35	36	857	2,188

Total revenue	39,362	22,687	103,778	61,443

Costs and expenses
Cost of product sales	2,248	1,321	5,628	3,476
Research and development	9,129	4,657	19,690	13,816
Selling, general and administrative	22,900	17,445	65,496	54,554

Total costs and expenses	34,277	23,423	90,814	71,846

Operating income (loss)	5,085	(736)	12,964	(10,403)

Other income (expense)
Interest income	169	78	419	265
Interest expense	(292)	(1,289)	(1,004)	(3,774)
Interest expense — non-recourse liability related to sale of future royalties	(998)	(326)	(2,530)	(326)
Changes in fair value of derivative liabilities	114	760	66	2,115
Loss on extinguishment of debt	(25)	(860)	(2,400)	(2,592)
Other income	5	2	30	2

Total other expense	(1,027)	(1,635)	(5,419)	(4,310)

Earnings (loss) before income taxes	4,058	(2,371)	7,545	(14,713)

Income tax expense	142	—	453	—

Net income (loss)	$3,916	$(2,371)	$7,092	$(14,713)

Income (loss) per common share:
Basic	$0.08	$(0.06)	$0.15	$(0.35)
Diluted	$0.08	$(0.06)	$0.15	$(0.35)

Weighted-average number of common shares outstanding:
Basic	48,515,071	42,900,269	47,011,243	42,035,025
Diluted	51,590,797	42,900,269	51,059,466	42,035,025

See accompanying notes.

Supernus Pharmaceuticals, Inc.

Consolidated Statements of Comprehensive Income (Loss)(Restated)

(in thousands)

	Three Months ended September 30,		Nine Months ended September 30,
	2015	2014	2015	2014
	(unaudited)		(unaudited)

Net income (loss)	$3,916	$(2,371)	$7,092	$(14,713)
Other comprehensive (loss) income:
Unrealized net gain (loss) on marketable securities	44	(36)	47	(35)
Other comprehensive income (loss):	44	(36)	47	(35)

Comprehensive income (loss)	$3,960	$(2,407)	$7,139	$(14,748)

See accompanying notes.

Supernus Pharmaceuticals, Inc.

Consolidated Statements of Cash Flows (Restated)

(in thousands)

	Nine Months ended September 30,
	2015	2014
	(unaudited)
Cash flows from operating activities
Net income (loss)	$7,092	$(14,713)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Loss on extinguishment of debt	2,400	2,592
Change in fair value of derivative liability	(66)	(2,115)
Unrealized gain (loss) on marketable securities	47	(35)
Non-cash interest expense/income on liability related to sale of future royalties	2,530	326
Non-cash royalty revenue	(2,007)	(199)
Depreciation and amortization	651	701
Amortization of deferred financing costs and debt discount	646	1,599
Share-based compensation expense	3,011	2,125
Changes in operating assets and liabilities:
Accounts receivable	(6,334)	(10,249)
Inventories	(1,301)	(3,993)
Prepaid expenses and other assets	(2,793)	(1,256)
Accounts payable	949	(1,584)
Accrued sales deductions	10,359	4,354
Accrued expenses	(459)	(598)
Deferred product revenue, net	—	(7,882)
Deferred licensing revenue	(107)	(168)
Other non-current liabilities	(21)	337
Net cash provided by (used in) operating activities	14,597	(30,758)

Cash flows from investing activities
Purchases of marketable securities	(51,942)	(34,566)
Sales and maturities of marketable securities	33,671	41,987
Purchases of property and equipment	(1,240)	(475)
Deferred legal fees	(6,908)	(1,652)
Net cash (used in) provided by investing activities	(26,419)	5,294

Cash flows from financing activities
Proceeds from issuance of common stock	1,067	265
Cash settlement of debt to equity conversion	—	(1)
Proceeds from sale of future royalties	—	30,000
Net cash provided by financing activities	1,067	30,264

Net change in cash and cash equivalents	(10,755)	4,800
Cash and cash equivalents at beginning of period	36,396	32,980
Cash and cash equivalents at end of period	$25,641	$37,780

Supplemental cash flow information:
Cash paid for interest	$504	$1,502

Noncash financial activity:
Conversion of convertible notes and interest make-whole	$26,019	$14,887
Exercise of warrants	$652	$—
Deferred legal fees included in accrued expenses	$6,866	$1,497

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

The Company commenced the commercialization of Oxtellar XR and Trokendi XR in 2013.

2.  Restatement of Financial Statements

In July 2014, the Company entered into a royalty monetization transaction and recorded the transaction as revenue. In October 2016, the Company submitted to the U.S. Securities and Exchange Commission’s (the SEC) Office of the Chief Accountant (the OCA) a request for post-accounting review of the royalty monetization transaction. On November 9, 2016, the OCA completed its review and informed the Company that the royalty monetization transaction should have been recorded as a debt obligation in 2014. As a result, on November 10, 2016, the Company’s Audit Committee concluded that the Company’s financial statements for the years ended December 31, 2014 and December 31, 2015, and the interim quarterly reports in those years beginning with the third quarter of 2014, and the interim quarterly reports for the first and second quarters in 2016 and related reports of the Company’s independent registered public accounting firms thereon, should no longer be relied upon and will be restated.

The Company is restating in this Quarterly Report its financial statements for the three and nine month periods ended September 30, 2015 and September 30, 2014. This restatement results in noncash, financial statement corrections and will have no impact on the Company’s current or previously reported cash and marketable securities position or net product sales.

The Company has also made corrections to reflect (i) the recording during the fourth quarter of 2014 of a current tax expense related to an increase in our reserve for an uncertain tax position related to alternative minimum taxes that had been previously recognized in the second quarter of 2015 and (ii) an increase in Selling, General and Administrative Expense in 2014 which is fully offset by a corresponding decrease in Selling, General and Administrative Expense in 2015. This adjustment is the result of the recognition of stock compensation expense over a period of twelve months as opposed to four years related to certain option grants granted in January 2014. Additionally, during the first quarter of 2015, the Company purchased a Certificate of Deposit (CD) that has been continually renewed on a quarterly basis. This CD has 91 days to maturity and the Company incorrectly classified this amount as cash and cash equivalents on the balance sheets at March 31, 2015, June 30, 2015, September 30, 2015 and December 31, 2015. We have corrected the balance sheets in all periods to reflect the reclassification from cash and cash equivalents to current marketable securities. An adjustment was made to the Statement of Cash Flows for the nine month periods ended September 30, 2015 and 2014 to change cash used in investing activities, with an offset to cash provided by operations for certain accrued legal fees that have been deferred.

The impact of the restatement and other corrections on the condensed Consolidated Balance Sheet, Consolidated Statement of Operations and Consolidated Statement of Cash Flows as of and for the three and nine month periods ended September 30, 2015 and September 30, 2014 is presented below, in thousands except share and per share data.

Three Months Ended September 30, 2015

	As Previously	Restatement	Other
Consolidated Statement of Operations (unaudited)	Reported	Adjustments	Corrections	As Restated
Royalty revenue	$—	$776	$	$776
Total revenue	38,586	776		39,362
Operating income	4,309	776		5,085
Interest expense — non-recourse liability related to sale of future royalties	—	(998)		(998)
Total other expense	(29)	(998)		(1,027)
Earnings before income taxes	4,280	(222)		4,058
Income tax expense	58		84	142
Net income	4,222	(222)	(84)	3,916
Income per common share: Basic	0.09	(0.01)		0.08

Nine Months Ended September 30, 2015

	As Previously	Restatement	Other
Consolidated Statement of Operations (unaudited)	Reported	Adjustments	Corrections	As Restated
Royalty revenue	$—	$2,007	$	$2,007
Total revenue	101,771	2,007		103,778
Selling, general and administrative	65,637		(141)	65,496
Total costs and expenses	90,955		(141)	90,814
Operating income	10,816	2,007	141	12,964
Interest expense — non-recourse liability related to sale of future royalties	—	(2,530)		(2,530)
Total other expense	(2,889)	(2,530)		(5,419)
Earnings before income taxes	7,927	(523)	141	7,545
Income tax expense	782		(329)	453
Net income	7,145	(523)	470	7,092

Nine Months Ended September 30, 2015

	As Previously	Restatement	Other
Consolidated Statements of Cash Flows (unaudited)	Reported	Adjustments	Corrections	As Restated
Net cash provided by operating activities	$12,189		$2,408	$14,597
Net cash used in investing activities	(23,358)		(3,061)	(26,419)
Net change in cash and cash equivalents	(10,102)		(653)	(10,755)

As of September 30, 2015

	As Previously	Restatement	Other
Consolidated Balance Sheet (unaudited)	Reported	Adjustments	Corrections	As Restated
Cash and cash equivalents	$26,294		$(653)	$25,641
Marketable securities	31,408		653	32,061
Accrued expenses	21,353		301	21,654
Non-recourse liability related to sale of future royalties — current portion	—	261		261
Total current liabilities	43,128	261	301	43,690
Non-recourse liability related to sale of future royalties — long term	—	30,287		30,287
Total liabilities	57,205	30,548	301	88,054
Accumulated deficit	(151,512)	(30,548)	(301)	(182,361)
Total stockholders’ equity	109,436	(30,548)	(301)	78,587

As of December 31, 2014

	As Previously	Restatement	Other
Consolidated Balance Sheet	Reported	Adjustments	Corrections	As Restated
Accrued expenses	17,026		630	17,656
Total current liabilities	27,493		630	28,123
Non-recourse liability related to sale of future royalties — long term	—	30,025		30,025
Total liabilities	65,430	30,025	630	96,085
Additional paid-in capital	230,122		141	230,263
Accumulated deficit	(158,657)	(30,025)	(771)	(189,453)
Total stockholders’ equity	71,354	(30,025)	(630)	40,699

Three Months Ended September 30, 2014

	As Previously	Restatement	Other
Consolidated Statement of Operations (unaudited)	Reported	Adjustments	Corrections	As Restated
Royalty revenue	$—	$199	$	$199
Revenue from royalty agreement	30,000	(30,000)		—
Total revenue	52,488	(29,801)		22,687
Selling, general and administrative	17,343		102	17,445
Total costs and expenses	23,321		102	23,423
Operating income (loss)	29,167	(29,801)	(102)	(736)
Interest expense — non-recourse liability related to sale of future royalties	—	(326)		(326)
Total other expense	(1,309)	(326)		(1,635)
Earnings before income taxes	27,858	(30,127)	(102)	(2,371)
Net Income (loss)	27,858	(30,127)	(102)	(2,371)
Income (loss) per common share: Basic	0.65	(0.71)		(0.06)
Income (loss) per common share: Diluted	0.39	(0.45)		(0.06)
Weighted average number of common shares - Diluted	50,825,633	(7,925,364)		42,900,269

Nine Months Ended September 30, 2014

	As Previously	Restatement	Other
Consolidated Statement of Operations (unaudited)	Reported	Adjustments	Corrections	As Restated
Royalty revenue	$—	$199	$	$199
Revenue from royalty agreement	30,000	(30,000)		—
Total revenue	91,244	(29,801)		61,443
Selling, general and administrative	54,452		102	54,554
Total costs and expenses	71,744		102	71,846
Operating Income (loss)	19,500	(29,801)	(102)	(10,403)
Interest expense — non-recourse liability related to sale of future royalties	—	(326)		(326)
Total other expense	(3,984)	(326)		(4,310)
Earnings before income taxes	15,516	(30,127)	(102)	(14,713)
Net income (loss)	15,516	(30,127)	(102)	(14,713)
Income (loss) per common share: Basic	0.37	(0.72)		(0.35)
Income (loss) per common share: Diluted	0.13	(0.48)		(0.35)
Weighted average number of common shares - Diluted	50,378,186	(8,343,161)		42,035,025

Nine Months Ended September 30, 2014

	As Previously	Restatement	Other
Consolidated Statements of Cash Flows (unaudited)	Reported	Adjustments	Corrections	As Restated
Net cash provided by (used in) operating activities	$739	(30,000)	$(1,497)	$(30,758)
Net cash provided by investing activities	3,797		1,497	5,294
Net cash provided by financing activities	264	30,000		30,264

As of September 30, 2014

	As Previously	Restatement	Other
Consolidated Balance Sheet (unaudited)	Reported	Adjustments	Corrections	As Restated
Non-recourse liability related to sale of future royalties — long term	—	30,127		30,127
Total liabilities	60,206	30,127	(765)	89,568
Additional paid-in capital	229,123		102	229,225
Accumulated deficit	(163,012)	(30,127)	(102)	(193,241)
Total stockholders’ equity	66,119	(30,127)		35,992

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

As permitted under Generally Accepted Accounting Principles in the United States (U.S. GAAP), certain notes and other information have been omitted from the interim unaudited consolidated financial statements presented in this Quarterly Report on Form 10-Q/A. Therefore, these financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2015 filed with the SEC.

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

Beginning in the second quarter of 2014, the Company began recognizing revenue for Trokendi XR, net of estimated sales deductions, at the time of shipments to wholesalers.  Prior to this change in accounting estimate, the Company recognized revenue for Trokendi XR once delivery had occurred and all sales deductions were known or reasonably estimated. The effect of this change was to increase net product sales by $7.9 million, which represents the impact of the deferred product revenue at December 31, 2013, and cost of product sales by $0.5 million for the nine months ended September 30, 2014.

During the three and nine months ended September 30, 2015, the Company recorded a $2.9 million reduction to net revenue related to a change in estimate associated with its accrued sales deductions of $18.8 million at September 30, 2015. The change in estimate reflects returns experience associated with our initial launch shipments, which have now passed their expiry dating.

Royalty Revenue

In the third quarter of 2014, the Company received a $30.0 million payment pursuant to a royalty agreement related to the purchase by HC Royalty of certain of the Company’s rights under the agreement with United Therapeutics Corporation related to the commercialization of Orenitram. We have recorded a non-recourse liability related to this transaction and have begun to amortize this amount to recognize royalty revenue as royalties are received by HC Royalty from United Therapeutics. We also recognize non-cash interest expense related to this liability that accrues at an effective interest rate determined based on projections of HC Royalty’s rate of return. We recognized royalty revenue of $2.0 million and $0.2 million for the nine months ended September 30, 2015 and 2014, respectively. We recognized interest expense of $2.5 million and $0.3 million for the nine months ended September 30, 2015 and 2014, respectively.

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

In April 2015, the FASB issued ASU No. 2015-03, “Simplifying the Presentation of Debt Issuance Costs.” This ASU more closely aligns the treatment of debt issuance costs with debt discounts and premiums and requires debt issuance costs be presented as a direct deduction from the carrying amount of the related debt. The amendments in this ASU are effective for financial statements issued for fiscal years beginning after December 15, 2015 and interim periods within those fiscal years. This guidance has been applied on a retrospective basis and the impact is reflected in the as previously reported column in Note 2. The adoption of ASU 2015-03 resulted in a reclassification of deferred financing costs of $765,000, $724,000 and $129,000 from asset to liability classification on the Company’s consolidated financial statements as of September 30, 2014, December 31, 2014 and September 2015, respectively.

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

	Fair Value Measurements at
	September 30, 2015
	(unaudited) (restated)
			Significant
	Total Carrying	Quoted Prices	Other	Significant
	Value at	in Active	Observable	Unobservable
	September 30,	Markets	Inputs	Inputs
	2015	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and cash equivalents	$25,641	$25,641	$—	$—
Marketable securities	32,061	653	31,408	—
Long term marketable securities	43,967	—	43,967	—
Marketable securities - restricted (SERP)	267	267	—	—
Total assets at fair value	$101,936	$26,561	$75,375	$—

Liabilities:
Derivative liabilities	$1,156	$—	$—	$1,156

	Fair Value Measurements at
	December 31, 2014 (restated)
			Significant
	Total Carrying	Quoted Prices	Other	Significant
	Value at	in Active	Observable	Unobservable
	December 31,	Markets	Inputs	Inputs
	2014	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and cash equivalents	$36,396	$36,396	$—	$—
Marketable securities	37,940	—	37,940	—
Long term marketable securities	19,816	—	19,816	—
Marketable securities - restricted (SERP)	305	—	305	—
Total assets at fair value	$94,457	$36,396	$58,061	$—

Liabilities:
Derivative liabilities	$6,564	$—	$—	$6,564

	Fair Value Measurements at
	September 30, 2014 (unaudited) (restated)
			Significant
	Total Carrying	Quoted Prices	Other	Significant
	Value at	in Active	Observable	Unobservable
	September 30,	Markets	Inputs	Inputs
	2014	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and cash equivalents	$37,780	$37,780	$—	$—
Marketable securities	34,783	—	34,783	—
Long term marketable securities	15,763	—	15,763	—
Marketable securities - restricted (SERP)	305	—	305	—
Total assets at fair value	$88,631	$37,780	$50,851	$—

Liabilities:
Derivative liabilities	$7,258	$—	$—	$7,258

The fair value of the restricted marketable securities is included within other non-current assets in the consolidated balance sheets.

The Company’s Level 1 assets include money market funds, a CD and U.S. Treasury and government agency debt securities with quoted prices in active markets.

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

Unrestricted marketable securities held by the Company were as follows, in thousands:

At September 30, 2015 (unaudited) (restated):

Available for Sale	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate debt securities	$76,135	$23	$(130)	$76,028

At December 31, 2014:

Available for Sale	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate debt securities	$57,910	$4	$(158)	$57,756

At September 30, 2014 (unaudited):

Available for Sale	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate debt securities	$50,581	$14	$(49)	$50,546

The contractual maturities of the unrestricted available for sale marketable securities held by the Company were as follows, in thousands:

September 30,
2015
(unaudited) (restated)
Less Than 1 Year	$32,061
1-5 years	43,967
Greater Than 5 Years	—
Total	$76,028

The Company has not experienced any other-than-temporary losses on its marketable securities and restricted marketable securities. The cost of securities sold is calculated using the specific identification method.

5.  Inventories

Inventories consist of the following, in thousands:

	September 30,	December 31,	September 30
	2015	2014	2014
	(unaudited)		(unaudited)

Raw materials	$3,604	$2,491	$4,502
Work in process	4,051	6,328	3,190
Finished goods	7,087	4,622	3,453
	$14,742	$13,441	$11,145

6.  Property and Equipment

Property and equipment consist of the following, in thousands:

	September 30,	December 31,	September 30,
	2015	2014	2014
	(unaudited)		(unaudited)
Computer equipment	$1,039	$862	858
Software	663	254	225
Lab equipment and furniture	5,634	5,194	5,114
Leasehold improvements	2,642	2,428	2,423
	9,978	8,738	8,620
Less accumulated depreciation and amortization	(6,768)	(6,290)	(6,120)
	$3,210	$2,448	$2,500

Depreciation and amortization expense on property and equipment was approximately $162,000 and $478,000 for the three and nine months ended September 30, 2015, respectively, and $184,000 and $529,000 for the three and nine months ended September 30, 2014, respectively.

7.  Intangible Assets and Deferred Legal Fees

The Company purchased certain patents from Shire Laboratories, Inc. pursuant to a 2005 purchase agreement. These patents are being amortized over the weighted average life of the patents purchased in that transaction. Deferred legal fees have been incurred in connection with litigation related to patents for Oxtellar XR and Trokendi XR (see Part II, Item I—Legal Proceedings in this Quarterly Report on Form 10-Q/A). The following sets forth the gross carrying amount and related accumulated amortization of these intangible assets, in thousands:

		September 30, 2015				September 30, 2014
		(unaudited)		December 31, 2014		(unaudited)
	Weighted-	Gross Carrying	Accumulated	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Average Life	Amount	Amortization	Amount	Amortization	Amount	Amortization

Purchased patents	10.0	$2,292	$2,240	$2,292	$2,067	$2,292	$2,010
Deferred legal fees		$16,575	$—	$5,209	$—	3,853	—

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

There were no indicators of impairment identified at September 30, 2015 or December 31, 2014.

8.  Accrued Expenses

Accrued Expenses are comprised of the following, in thousands:

	September 30,	December 31,	September 30
	2015	2014	2014
	(unaudited) (restated)	(restated)	(unaudited)
Accrued compensation	$7,711	$5,784	$5,011
Accrued professional fees	7,309	2,049	2,051
Accrued clinical trial and clinical supply costs	1,693	2,942	877
Accrued sales and marketing expenses	1,007	1,017	807
Accrued product costs	966	3,014	1,909
Accrued interest expense	492	639	1,292
Other accrued expenses	2,476	2,211	1,165
	$21,654	$17,656	$13,112

9.   Convertible Senior Secured Notes

The table below summarizes activity related to the Notes from issuance on May 3, 2013 through September 30, 2015, in thousands:

Gross proceeds	$90,000
Initial value of interest make-whole derivative reported as debt discount	(9,270)
Conversion option reported as debt discount and APIC	(22,336)
Conversion of debt to equity - principal	(53,941)
Conversion of debt to equity - accretion of debt discount	17,926
Accretion of debt discount and deferred financing costs	3,844
December 31, 2014 carrying value	26,223

Conversion of debt to equity - principal	(26,335)
Conversion of debt to equity - accretion of debt discount	6,863
Accretion of debt discount and deferred financing costs	1,188
September 30, 2015 carrying value, unaudited, restated	$7,939

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

10. Summary Stockholders’ Equity

The following summary table provides details related to the activity in certain captions within Stockholders’ Equity for the nine month period ended September 30, 2015, in thousands.

	Common Stock	Additional Paid-in Capital
	(unaudited) (restated)

Balance, December 31, 2014	$43	$230,263
Share-based compensation	—	3,011
Issuance of ESPP shares	—	324
Exercise of stock options	—	743
Equity issued on note conversion	6	26,013
Exercise of warrants	—	652
Balance, September 30, 2015	$49	$261,006

11. Share-Based Payments

The Company has adopted the Supernus Pharmaceuticals, Inc. 2012 Equity Incentive Plan (the 2012 Plan), which is stockholder approved, and provides for the grant of stock options and certain other awards, including stock appreciation rights (SAR), restricted and unrestricted stock, stock units, performance awards, cash awards and other awards that are convertible into or otherwise based on the Company’s common stock, to the Company’s key employees, directors, and consultants and advisors. The 2012 Plan is administered by the Company’s Board of Directors and provides for the issuance of up to 4,000,000 shares of the Company’s common stock upon the exercise of stock awards. Option awards are granted with an exercise price equal to the estimated fair value of the Company’s common stock at the grant date; those option awards generally vest in four annual installments, starting on the first anniversary of the date of grant and have ten year contractual terms. Option awards granted to the directors generally vest over a one year term. Share-based compensation recognized related to the grant of employee and non-employee stock options, SAR, potential Employee Stock Purchase Plan (ESPP) awards and non-vested stock was as follows, in thousands:

	Three Months ended September 30,		Nine Months ended September 30,
	2015	2014	2015	2014
	(unaudited) (restated)		(unaudited) (restated)
Research and development	$236	$196	$646	$559
Selling, general and administrative	896	610	2,365	1,566
Total	$1,132	$806	$3,011	$2,125

The following table summarizes stock option and SAR activity:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)

Outstanding, December 31, 2014	2,080,749	$7.93	8.04
Granted (unaudited)	950,800	$10.06
Exercised (unaudited)	(177,270)	$4.19
Forfeited or expired (unaudited)	(127,965)	$8.56
Outstanding, September 30, 2015 (unaudited)	2,726,314	$8.89	8.14

As of December 31, 2014:
Vested and expected to vest	2,041,026	$7.91	8.03
Exercisable	626,548	$6.40	6.91

As of September 30, 2015:
Vested and expected to vest (unaudited)	2,672,876	$8.87	8.13
Exercisable (unaudited)	879,346	$7.96	7.13

The following table summarizes stock option and SAR activity:

	Number of Options and SAR	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)

Outstanding, December 31, 2013	1,463,043	$7.27	8.51
Granted (unaudited)	672,185	$9.21
Exercised (unaudited)	(14,814)	$2.95
Forfeited or expired (unaudited)	(40,620)	$7.56
Outstanding, September 30, 2014 (unaudited)	2,079,794	$7.93	8.28

As of December 31, 2013:
Vested and expected to vest	1,425,752	$7.26	8.50
Exercisable	256,227	$4.47	6.44

As of September 30, 2014:
Vested and expected to vest (unaudited)	2,032,896	$7.91	8.27
Exercisable (unaudited)	546,672	$6.55	7.18

12.  Earnings per Share

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

The following common stock equivalents were excluded in the calculation of diluted income per share because their effect would be anti-dilutive as applied to the income from continuing operations applicable to common stockholders for the three and nine months ended September 30, 2015 and 2014:

	Three Months ended September 30,		Nine Months ended September 30,
	2015	2014 (Restated)	2015	2014 (Restated)
	(unaudited)		(unaudited)
Shares underlying Convertible Senior Secured Notes	—	7,576,541	—	7,995,340
Warrants to purchase common stock	40,850	20,857	38,424	20,905
Stock options, stock appreciation rights, non-vested stock options and ESPP awards	39,289	327,966	13,240	326,916

The following table sets forth the computation of basic and diluted net income per share for the three and nine months ended September 30, 2015 and 2014, in thousands, except share and per share amounts, restated:

	Three Months ended September 30,		Nine Months ended September 30,
	2015	2014	2015	2014
	(unaudited)		(unaudited)
Numerator, in thousands:
Net income used for calculation of basic EPS	$3,916	$(2,371)	$7,092	$(14,713)

Interest expense on convertible debt	292	—	1,004	—
Changes in fair value of derivative liabilities	(174)	—	(462)	—
Loss on extinguishment of outstanding debt, as if converted	32	—	(94)	—
Total adjustments	150	—	448	—
Net income used for calculation of diluted EPS	$4,066	$(2,371)	$7,540	$(14,713)

Denominator:
Weighted average shares outstanding, basic	48,515,071	42,900,269	47,011,243	42,035,025

Effect of dilutive potential common shares:
Shares underlying Convertible Senior Secured Notes	1,961,410	—	3,703,320	—
Shares issuable to settle interest make-whole derivatives	98,879	—	—	—
Stock options, stock appreciation rights, non-vested stock options and ESPP awards	1,015,437	—	344,903	—
Total potential dilutive common shares	3,075,726	—	4,048,223	—
Weighted average shares outstanding, diluted	51,590,797	42,900,269	51,059,466	42,035,025

Net income per share, basic	$0.08	$(0.06)	$0.15	$(0.35)
Net income per share, diluted	$0.08	$(0.06)	$0.15	$(0.35)

13. Income Taxes

During the three and nine months ended September 30, 2015, the Company had pre-tax income of $4.1 million and $7.5 million, respectively. The provision for Federal and state income taxes related to the pre-tax income has been largely offset by the utilization of available net operating loss carryforwards (NOL’s). Accordingly, the Company reduced its valuation allowance against its deferred tax assets and recognized an income tax expense for the jurisdictions that did not have sufficient NOL’s to offset the expected tax expense.

During the three months and nine months ended September 30, 2015, the Company recorded $0.1 million and $0.5 million, respectively, of current tax expense related to an increase in our reserve for an uncertain tax position related to the Alternative Minimum Tax.

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

15. Collaboration Agreements

United Therapeutics

The Company has a license agreement with United Therapeutics Corporation to use one of its proprietary technologies for an oral formulation of Remodulin for the treatment of pulmonary arterial hypertension and potentially for additional indications. Through September 30, 2015, the Company has received $3.5 million in milestone payments under the agreement. During 2014, we entered into a Royalty Interest Acquisition Agreement with HC Royalty. Pursuant to this Agreement, HC Royalty made a $30.0 million cash payment to the Company in consideration for acquiring from the Company certain royalty and milestone rights related to the commercialization of Orenitram (treprostinil) Extended-Release Tablets. We will retain full ownership of the royalty rights if a certain threshold is reached per the terms of the Agreement. There was zero milestone revenue generated from this license agreement in the three and nine months ended September 30, 2015. The revenue generated from this license agreement in the three and nine months ended September 30, 2014 was $2.0 million for a milestone payment. As of September 30, 2015 and December 31, 2014, there are no receivables or payables related to the collaboration with United Therapeutics Corporation.

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

16. Subsequent Events

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to help the reader understand the results of operations and financial condition of the Company. The interim financial statements included in this report and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our audited consolidated financial statements and notes thereto for the year ended December 31, 2014 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K/A filed with the Securities and Exchange Commission on January 20, 2017.  In addition to historical information, this Quarterly Report on Form 10-Q/A contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. These forward-looking statements may include declarations regarding the Company’s belief or current expectations of management, such as statements including the words “budgeted,” “anticipate,” “project,” “estimate,” “expect,” “may,” “believe,” “potential,” and similar statements or expressions are intended to be among the statements that are forward-looking statements, as such statements reflect the reality of risk and uncertainty that is inherent in the Company’s business. Actual results may differ materially from those expressed or implied by such forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which are made as of the date this report was filed with the Securities and Exchange Commission. Our actual results and the timing of events could differ materially from those discussed in our forward-looking statements as a result of many factors, including those set forth under the “Risk Factors” section of our Annual Report on Form 10-K/A and elsewhere in this report as well as in other reports and documents we file with the Securities and Exchange Commission from time to time. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances occurring after the date of this Quarterly Report on Form 10-Q/A.

Solely for convenience, in this Quarterly Report on Form 10-Q/A the trade names are referred to without the TM symbols and the trademark registrations are referred to without the circled R, but such references should not be construed as any indicator that the Company will not assert, to the fullest extent under applicable law, our rights thereto.

Restatement of Previously Issued Financial Statements

This Management’s Discussion and Analysis of Financial Condition and Results of Operations gives effect to the revision and restatement adjustments made to the previously reported unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2015 and 2014.  For additional information and a detailed discussion of the revision and the restatement, see Note 2. “Restatement of Financial Statements” included in “Part I. Financial Information,” of this Form 10-Q/A.

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

Operating income for the nine months ended September 30, 2015 totaled $13.0 million, an increase of $23.4 million over the same period last year.

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

We have received several Paragraph IV Notice Letters concerning Oxtellar XR and Trokendi XR from various third-parties. In response to these Paragraph IV notice letters, we have initiated litigation against these third parties alleging infringement of our intellectual property rights. We intend to vigorously defend our intellectual property rights in each of these cases. We anticipate continuing to incur increasing amounts of legal fees and related expenses for these cases as they progress (See Part II, Item 1—Legal Proceedings in this Quarterly Report on Form 10-Q/A for additional information).

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

Critical Accounting Policies and the Use of Estimates

The significant accounting policies and basis of presentation for our consolidated financial statements are described in Note 3 “Summary of Significant Accounting Policies.” The preparation of our consolidated financial statements in accordance with U.S. generally accepted accounting principles (GAAP) requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and the disclosure of contingent assets and liabilities in our financial statements. Actual results could differ from those estimates.

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

Accounting for Non-Recourse Liability related to Sale of Future Royalties

In July 2014, we sold certain royalty rights for $30.0 million to HC Royalty related to the approved product Orenitram, marketed by United Therapeutics, Inc. Under the relevant accounting guidance, due to a limit on the amount of royalties that HC Royalty can earn under the arrangement, this transaction is accounted for as debt and is amortized using the effective interest method over the expected life of the arrangement. We have no obligation to repay any amounts to HC Royalty. In order to record the amortization of the liability, we are required to estimate the total amount of future royalty payments to be received by HC Royalty under the License Agreement. The sum of these amounts less the net proceeds we received of $30.0 million will be recorded as non-cash interest expense over the life of the liability. Consequently, we impute interest on the unamortized portion of the liability and record non-cash interest expense using an imputed effective interest rate. We will periodically assess the expected royalty payments, and to the extent such payments are greater or less than our initial estimate, we will adjust the amortization of the liability and interest rate. As a result of this accounting, even though we do not retain HC Royalty’s share of the royalties, we will continue to record non-cash revenue related to those royalties until the amount of the associated liability and related interest is fully amortized.

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

Results of Operations

Comparison of the three months ended September 30, 2015 and September 30, 2014 (Restated)

	Three Months ended September 30,		Increase/
	2015	2014	(decrease)
	(unaudited, in thousands)
Revenues:
Net product sales	$38,551	$22,452	16,099
Royalty revenue	776	199	577
Licensing revenue	35	36	(1)
Total revenues	39,362	22,687
Costs and expenses
Cost of product sales	2,248	1,321	927
Research and development	9,129	4,657	4,472
Selling, general and administrative	22,900	17,445	5,455
Total costs and expenses	34,277	23,423
Operating income (loss)	5,085	(736)
Other income (expense)
Interest income	169	78	91
Interest expense	(292)	(1,289)	997
Interest expense — non-recourse liability related to sale of future royalties	(998)	(326)	(672)
Changes in fair value of derivative liabilities	114	760	(646)
Loss on extinguishment of debt	(25)	(860)	835
Other income	5	2	3
Total other expenses	(1,027)	(1,635)
Earnings before income taxes	4,058	(2,371)
Income tax	142	—	142
Net income (loss)	$3,916	$(2,371)

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

Royalty Revenue (Restated). Revenue of $0.8 million and $0.2 million generated during the three months ended September 30, 2015 and September 30, 2014, respectively, was non-cash revenue generated pursuant to an agreement with HC Royalty.

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

Selling, General and Administrative Expenses (Restated).  Our selling, general and administrative expenses were $22.9 million during the three months ended September 30, 2015 as compared to $17.4 million for the three months ended September 30, 2014, an increase of $5.5 million or 31.3%. This increase was mainly due to an increase in promotional and marketing expenses including sample distribution to support the growth of Oxtellar XR and Trokendi XR.

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

Interest Expense — Non-recourse Liability Related to Sale of Future Royalties.  Interest expense related to our royalty liability was $1.0 million during the three months ended September 30, 2015 as compared to $0.3 million for the three months ended September 30, 2014. The increase of $0.7 million for this non-cash expense item was primarily due to an increase in the expected royalties forecast related to Orenitram.

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

Income Tax.  During the three months ended September 30, 2015, we recorded $0.1 of current tax expense related primarily to an increase in our reserve for an uncertain tax position related to the Alternative Minimum Tax.

Net Income (Loss).  We realized net income of $3.9 million during the three months ended September 30, 2015, compared to a net loss of $2.4 million during the three months ended September 30, 2014, an increase of $6.3 million. This change was primarily due to the revenue generated from our two commercial products, Oxtellar XR and Trokendi XR, offset by increased expenses incurred in preparing for the late stage studies for two product candidates, an increase in marketing expenditures associated with ongoing support of Oxtellar XR and Trokendi XR.

Comparison of the nine months ended September 30, 2015 and September 30, 2014 (Restated)

	Nine Months ended September 30,		Increase/
	2015	2014	(decrease)
	(unaudited, in thousands)
Revenues:
Net product sales	$100,914	$59,056	41,858
Royalty revenue	2,007	199	1,808
Licensing revenue	857	2,188	(1,331)
Total revenues	103,778	61,443
Costs and expenses
Cost of product sales	5,628	3,476	2,152
Research and development	19,690	13,816	5,874
Selling, general and administrative	65,496	54,554	10,942
Total costs and expenses	90,814	71,846
Operating income (loss)	12,964	(10,403)
Other income (expense)
Interest income	419	265	154
Interest expense	(1,004)	(3,774)	2,770
Interest expense — non-recourse liability related to sale of future royalties	(2,530)	(326)	(2,204)
Changes in fair value of derivative liabilities	66	2,115	(2,049)
Loss on extinguishment of debt	(2,400)	(2,592)	192
Other income	30	2	28
Total other expenses	(5,419)	(4,310)
Earnings before income taxes	7,545	(14,713)
Income tax	453	—	453
Net income (loss)	$7,092	$(14,713)

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

Royalty revenue (Restated).  Revenue of $2.0 million and $0.2 million generated during the nine months ended September 30, 2015 and September 30, 2014, respectively, was non-cash revenue generated during this period pursuant to an agreement with HC Royalty.

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

Selling, General and Administrative Expenses (Restated).  Our selling, general and administrative expenses were $65.5 million during the nine months ended September 30, 2015 as compared to $54.5 million for the nine months ended September 30, 2014, an increase of $11.0 million or 20.2%. This increase was mainly due to an increase in promotional and marketing expenses including sample distribution to support the growth of Oxtellar XR and Trokendi XR.

Interest Expense.  Interest expense was $1.0 million during the nine months ended September 30, 2015 as compared to $3.8 million for the nine months ended September 30, 2014. The decrease of $2.8 million was primarily due to a decrease in the outstanding principal amount of our Notes from $36.1 million at September 30, 2014 to $9.7 million at September 30, 2015.

Interest Expense — Non-recourse Liability Related to Sale of Future Royalties. Interest expense related to our royalty liability was $2.5 million during the nine months ended September 30, 2015 as compared to $0.3 million for the nine months ended September 30, 2014. The increase of $2.2 million for this non-cash expense items was primarily due to the fact that this liability existed for all nine months of this period in 2015 and only existed for three months of this period in 2014.

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

Income Tax.  During the nine months ended September 30, 2015, we recorded $0.5 million of current tax expense related primarily to an increase in our reserve for an uncertain tax position related to the Alternative Minimum Tax.

Net Income (Loss).  We realized net income of $7.1 million during the nine months ended September 30, 2015, compared to a net loss of $14.7 million during the nine months ended September 30, 2014, a change of $21.8 million. This change was primarily due to the revenue generated from our two commercial products, Oxtellar XR and Trokendi XR, offset by increased expenses incurred in preparing for the late stage studies for two product candidates, an increase in marketing expenditures associated with ongoing support of Oxtellar XR and Trokendi XR.

Comparison of the three months ended September 30, 2014 and September 30, 2013

	Three Months ended September 30,
	2014 (Restated)	2013	Increase/ (decrease)
	(unaudited, in thousands)
Revenues:
Net product sales	$22,452	$1,130	21,322
Royalty revenue	199	—	199
Licensing revenue	36	127	(91)
Total revenues	22,687	1,257
Costs and expenses
Cost of product sales	1,321	33	1,288
Research and development	4,657	3,779	878
Selling, general and administrative	17,445	14,620	2,825
Total costs and expenses	23,423	18,432
Operating income (loss)	(736)	(17,175)
Other income (expense)
Interest income	78	102	(24)
Interest expense	(1,289)	(2,870)	1,581
Interest expense — non-recourse liability related to sale of future royalties	(326)	—	(326)
Changes in fair value of derivative liabilities	760	(4,153)	4,913
Loss on extinguishment of debt	(860)	—	(860)
Other income	2	—	2
Total other expenses	(1,635)	(6,921)
Earnings before income taxes	(2,371)	(24,096)
Income tax	—	—
Net loss	$(2,371)	$(24,096)

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

Royalty revenue (Restated). The revenue for the three month period ended September 30, 2014 resulted from the Royalty Interest Acquisition Agreement that we entered into with HC Royalty for Orenitram, which is marketed by United Therapeutics Corporation. We generated $0.2 million of non-cash revenue pursuant to this agreement during this period.

Research and Development Expense.  Research and development expenses during the three months ended September 30, 2014 were $4.7 million as compared to $3.8 million for the three months ended September 30, 2013, an increase of $0.9 million or 23.2%.  This increase is due to preclinical and clinical trials and manufacturing scale up for both of our product candidates, SPN-810 and SPN-812.

Selling, General and Administrative Expenses.  Our selling, general and administrative expenses were $17.4 million during the three months ended September 30, 2014 as compared to $14.6 million for the three months ended September 30, 2013, an increase of $2.8 million or 18.6%. This increase was mainly due to an increase in marketing expenses such as sample distribution and expenses related to the increase in compensation and travel due to the expansion of our sales force to support the growth of Oxtellar XR and Trokendi XR.

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

Interest Expense — Non-recourse Liability Related to Sale of Future Royalties.  Interest expense related to our royalty liability was $0.3 million during the three months ended September 30, 2014 as compared to zero for the three months ended September 30, 2013. The increase of $0.3 million for this non-cash expense item was primarily due to the fact that this liability existed for all three months of this period in 2014 and did not exist during this three month period in 2013.

Changes in Fair Value of Derivative Liability.  During the three months ended September 30, 2014, we recognized a non-cash credit of $0.8 million associated with the interest make-whole derivative liability related to our Notes. The change in fair value, which reduces interest expense in periods subsequent to conversion, is primarily due to the passage of time and because our stock price remains above the $5.3 conversion price. We recognized a non-cash charge of $4.1 million associated with the interest make-whole derivative during the third quarter of 2013, primarily due to the effect of the increase in our stock price on the valuation of its derivative liability.

Loss on Extinguishment of Debt.  During the three months ended September 30, 2014, we recognized a non-cash charge of $0.9 million related to the conversion of $3.7 million of our Notes.

Net Loss.  We incurred a net loss of $2.4 million during the three months ended September 30, 2014 as compared to a net loss of $24.1 million during the three months ended September 30, 2013, a decrease of $21.7 million. This change was due primarily to the revenue generated from our two commercial products, Oxtellar XR and Trokendi XR.

Comparison of the nine months ended September 30, 2014 and September 30, 2013

	Nine Months ended September 30,
	2014 (Restated)	2013	Increase/ (decrease)
	(unaudited, in thousands)
Revenues:
Net product sales	$59,056	$1,283	57,773
Royalty revenue	199	—	199
Licensing revenue	2,188	401	1,787
Total revenues	61,443	1,684
Costs and expenses
Cost of product sales	3,476	37	3,439
Research and development	13,816	11,844	1,972
Selling, general and administrative	54,554	40,366	14,188
Total costs and expenses	71,846	52,247
Operating loss	(10,403)	(50,563)
Other income (expense)
Interest income	265	292	(27)
Interest expense	(3,774)	(5,742)	1,968
Interest expense — non-recourse liability related to sale of future royalties	(326)	—	(326)
Changes in fair value of derivative liabilities	2,115	(12,692)	14,807
Loss on extinguishment of debt	(2,592)	(1,162)	(1,430)
Other income	2	—	2
Total other expenses	(4,310)	(19,304)
Earnings before income taxes	(14,713)	(69,867)
Income tax	—	—
Net loss	$(14,713)	$(69,867)

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

Revenue for Trokendi XR of $42.0 million includes revenue of $4.1 million from prescriptions filled at the patient level during the fourth quarter of 2013 for which sales deductions became known in 2014. We transitioned to contemporaneously recognizing revenue upon shipment of finished product to wholesalers, net of allowances for estimated sales deductions and returns in the second quarter of 2014.

Royalty revenue. The revenue for the nine month period ended September 30, 2014 resulted from the Royalty Interest Acquisition Agreement that we entered into with HC Royalty for Orenitram, which is marketed by United Therapeutics Corporation. We generated $0.2 million of non-cash revenue pursuant to this agreement during this period.

Licensing Revenue.  The licensing revenue for the nine month period ended September 30, 2014 consisted primarily of the United Therapeutics Corporation milestone payment of $2.0 million under their license agreement with Supernus which was received prior to the agreement with HC Royalty.

Research and Development Expense.  Research and development expenses during the nine months ended September 30, 2014 were $13.8 million as compared to $11.8 million for the nine months ended September 30, 2013, an increase of $2.0 million or 16.6%. This increase is due to preclinical and clinical trials and manufacturing scale up for both of our product candidates, SPN-810 and SPN-812.

Selling, General and Administrative Expenses.  Our selling, general and administrative expenses were $54.6 million during the nine months ended September 30, 2014 as compared to $40.4 million for the nine months ended September 30, 2013, an increase of $14.2 million or 35.3%. This increase was mainly due to the increase in compensation and travel due to the expansion of our sales force during the nine months ended September 30, 2014 from 90 sales representatives in 2013 to more than 150 sales representatives in 2014, and an increase in marketing expenses such as sample distribution to support the growth of Oxtellar XR and Trokendi XR.

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

Interest Expense — Non-recourse Liability Related to Sale of Future Royalties.  Interest expense related to our royalty liability was $0.3 million during the nine months ended September 30, 2014 as compared to zero for the nine months ended September 30, 2013. The increase of $0.3 million for this non-cash expense item was primarily due to the fact that this liability existed for three months of this period in 2014 and did not exist during this nine month period in 2013.

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

Net Loss.   We incurred a net loss of $14.7 million during the nine months ended September 30, 2014 as compared to a net loss of $69.9 million during the nine months ended September 30, 2013, a decrease of $55.2 million.  This decrease in net loss was primarily due to the revenue generated from our two commercial products, Oxtellar XR and Trokendi XR, offset by expenses incurred associated with the hiring of our sales force as well as an increase in marketing expenditures associated with ongoing support of Oxtellar XR and Trokendi XR.

Liquidity and Capital Resources at September 30, 2015 (Restated)

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

Our working capital at September 30, 2015 was $58.8 million, a decrease of $21.8 million compared to our working capital of $80.6 million at December 31, 2014. This decrease was primarily attributable to the purchase of long term marketable securities.

Our stockholders’ equity increased by $37.9 million during the nine month period ended September 30, 2015 primarily as a result of the issuance of shares related to the conversion of our Notes.

We expect to continue to incur significant sales and marketing expenses related to the commercial support of Oxtellar XR and Trokendi XR. In addition, we expect to incur substantial expenses related to our research and development efforts, primarily related to development of SPN-810 and SPN-812 as we continue to advance these clinical programs.

In addition to income from operations, we have historically financed our business through the sale of our debt and equity securities. On May 3, 2013, we issued $90.0 million aggregate principal amount of Notes to qualified institutional buyers, the initial purchasers of the Notes (the Initial Purchasers). We issued the Notes under an Indenture, dated May 3, 2013. The Notes provide for 7.50% interest per annum on the principal amount of the Notes, payable semi-annually in arrears on May 1 and November 1 of each year. Interest will accrue on the Notes from and including May 3, 2013 and the Notes will mature on May 1, 2019, unless earlier converted, redeemed or repurchased by the Company. The Notes are secured by a first-priority lien, other than customary permitted liens, on substantially all of our assets, whether now owned or hereafter acquired. In July 2014, we raised $30.0 million non-recourse liability related to sale of future royalties.

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

On December 17, 2014, the SEC declared effective our registration statement on Form S-3. We have not sold any securities under the registration statement and as of the filing date of this Amended Form 10-Q, we are no longer eligible to use the Form S-3 registration statement to sell any securities.

Cash Flows

The following table sets forth the major sources and uses of cash and equivalents for the periods set forth below, in thousands:

	Nine Months ended September 30,		Increase/
	2015	2014	(decrease)
	(unaudited)
Net cash provided by (used in):
Operating activities	$14,597	$(30,758)	45,355
Investing activities	(26,419)	5,294	(31713)
Financing activities	1,067	30,264	(29,197)
Net (decrease) increase in cash and cash equivalents	$(10,755)	$4,800

Operating Activities

Net cash provided by operating activities is comprised of two components; cash provided by operating income and cash provided by changes in working capital. Results for the nine months ended September 30, 2015 and September 30, 2014 are summarized below, in thousands:

	Nine Months ended September 30,		Increase/
	2015	2014	(decrease)
	(unaudited)
Cash provided by (used in) operating income	$14,304	$(9,719)	24,023

Cash used in changes in working capital	293	(21,039)	21,332

Net cash provided by (used in) operating activities	$14,597	$(30,758)

The increase in net cash provided by operating activities is primarily driven by increased revenue generated from the sale of Trokendi XR and Oxtellar XR.

The changes in certain operating assets and liabilities are, in thousands:

	Nine Months ended September 30,
	2015	2014	Explanation of Change
	(unaudited)

Increase in accounts receivable	$(6,334)	$(10,249)	Shipment of additional product to wholesalers.
Increase in inventory	(1,301)	(3,993)	Increase of inventory for product sales.
Increase in prepaid expenses and other assets	(2,793)	(1,246)	Increase in activity to support both products.
Increase in accounts payable and accrued expenses	10,849	2,172	Increase in accounts payable, accrued sales deductions and accrued expenses.
Decrease in deferred product and licensing revenue	(107)	(8,050)	Transition of Trokendi XR revenue recognition based on shipments to wholesalers.
Other	(21)	327
	$293	$(21,039)

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

Net cash used in investing activities for the nine months ended September 30, 2015 of $26.4 million related to an increase in deferred legal fees of $6.9 million, property and equipment purchases of $1.2 million, and purchases of marketable securities of $18.3 million. Net cash provided by investing activities for the nine months ended September, 2014 consisted of $5.3 million related to: marketable securities holdings decreased by $7.4 million offset by the increase in deferred legal fees of $1.7 million and property and equipment purchases of $0.5 million.

Financing Activities

Net cash provided by financing activities of $1.1 million for the nine months ended September 30, 2015 resulted from proceeds received from stock option exercises. Net cash provided by financing activities for the nine months ended September 30, 2014 was $30.3 million, primarily the result of the non-recourse liability of $30.0 million upon the sale of certain of the Company’s rights under a license agreement to HC Royalty and the issuance of common stock related to the proceeds received from employee stock purchase plan shares and exercise of stock options.

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

In addition to the above table, we are contractually obligated to allow all royalty payments earned under a licensing agreement with United Therapeutics Corporation to be paid to HC Royalty. Although we have recorded a non-recourse liability of $30.5 million at September 30, 2015 related to this obligation, it is a non-recourse liability for which we have no obligation to make any payments to HC Royalty. Accordingly, this obligation will have no impact on our liquidity at any time.  As a result, the non-recourse liability has not been included in the table above.

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

Liquidity and Capital Resources at September 30, 2014 (Restated)

Our working capital at September 30, 2014 was $80.7 million, an increase of $9.9 million compared to our working capital of $70.8 million at December 31, 2013. This increase was primarily attributable to the increase in accounts receivable related to increased sales of both Oxtellar XR and Trokendi XR.

We expect to continue to incur significant sales and marketing expenses related to the commercial support of Oxtellar XR and Trokendi XR. In addition, we expect to incur substantial expenses related to our research and development efforts, primarily related to development of SPN-810 and SPN-812 as we continue to advance these clinical programs.

In July 2014, we entered into a Royalty Interest Acquisition Agreement with HC Royalty. Pursuant to this Agreement, HC Royalty paid us $30.0 million in consideration for acquiring certain royalty and milestone rights related to the commercialization of Orenitram (treprostinil) Extended-Release Tablets by our partner United Therapeutics Corporation. We will retain full ownership of the rights if a certain threshold is reached per the terms of the Agreement.

In addition to revenues, we historically financed our business through the sale of our debt and equity securities.  On May 3, 2013, we issued $90.0 million aggregate principal amount of Notes. We issued the Notes under an Indenture, dated May 3, 2013, or the Indenture, that we entered into with U.S. Bank National Association, as Trustee and Collateral Agent. In July 2014, we raised $30.0 million through a non-recourse liability related to the sale of future royalties.

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

Cash Flows

The following table sets forth the major sources and uses of cash for the periods set forth below, in thousands:

	Nine Months ended September 30,		Increase/
	2014	2013	(decrease)
	(unaudited)
Net cash provided by (used in):
Operating activities	$(30,758)	$(48,528)	17,770
Investing activities	5,294	(33,022)	38,316
Financing activities	30,264	64,193	(33,929)
Net decrease in cash and cash equivalents	$4,800	$(17,357)

Operating Activities

Net cash used in operating activities is comprised of two components; cash used to fund operating loss and cash used/provided by changes in working capital.  Results for the nine months ended September 30, 2014 and September 30, 2013 are summarized below, in thousands:

	Nine Months ended September 30,		Increase/
	2014	2013	(decrease)
	(unaudited)
Cash provided by operating income	$(9,719)	$(52,181)	42,462

Cash used by changes in working capital	(21,039)	3,653	(24,692)

Net cash provided by operating activities	$(30,758)	$(48,528)

The decrease in net cash used in operating activities is primarily driven by increased revenue for Trokendi XR and Oxtellar XR offset by increases in sales and marketing expenditures associated with the commercialization of these products in 2014.

The changes in certain operating assets and liabilities are, in thousands:

	Nine Months ended September 30,
	2014	2013	Explanation of Change
	(unaudited)

Increase in accounts receivable	$(10,249)	$(7,208)	Shipment of additional product to wholesalers.
Increase in inventory	(3,993)	(4,036)	Increase of inventory for product sales.
Increase in prepaid expenses and other assets	(1,246)	(822)	Increase in activity to support both products as Trokendi was launched in the third quarter of 2013.
Increase in accounts payable and accrued expenses	2,172	4,339	Increase in activity to support both products as Trokendi was launched in the third quarter of 2013.
(Decrease) increase in deferred product and licensing revenue	(8,050)	11,234	Transition of Trokendi XR revenue recognition to be based on shipments to wholesalers.
Other	327	146
	$(21,039)	$3,653

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

Net cash provided by investing activities for the nine months ended September 30, 2014 of $5.3 million related to marketable securities decreasing by $7.4 million offset by the increase in capitalized patent defense costs of $1.7 million and property and equipment purchases of $0.5 million. Cash used in investing activities for the nine months ended September 30, 2013 of $33.0 million related to the increase in marketable securities of $31.3 million, property and equipment purchases of $1.4 million and $0.3 million in patent defense costs.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2014 was $30.3 million, primarily the result of proceeds received from stock option exercises and non-recourse liability of $30.0 million upon the cash payments received as a result of entering into our agreement with HC Royalty in July 2014. For the nine months ended September 30, 2013, net cash provided of $64.2 million consisted of proceeds from the issuance of the Notes of $90.0 million and $2.1 million from issuance of common stock, offset by $24.3 million in repayment of secured notes payable and payment of the related financing costs and $3.6 million upon issuance of common stock.

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

In April 2015, the FASB issued ASU No. 2015-03, “Simplifying the Presentation of Debt Issuance Costs.” This ASU more closely aligns the treatment of debt issuance costs with debt discounts and premiums and requires debt issuance costs be presented as a direct deduction from the carrying amount of the related debt. The amendments in this ASU are effective for financial statements issued for fiscal years beginning after December 15, 2015 and interim periods within those fiscal years. This guidance should be applied on a retrospective basis and the impact is reflected in the as previously reported column of Note 2. The adoption of ASU 2015-03 resulted in a reclassification of $765,000, $724,000 and $129,000 from asset to liability classification on the Company’s consolidated financial statements as of September 30, 2014, December 31, 2014 and September 2015, respectively.

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

We conducted an evaluation, under the supervision and with the participation of our management, including the CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(b) and 15d-15(b) under the Exchange Act. Based on this evaluation, in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 filed on November 9, 2015, our CEO and CFO concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2015.

Subsequent to the evaluation made in connection with the Quarterly Report on Form 10-Q in November 2015, and in connection with the preparation and filing of the restatement and this Form 10-Q/A, our management, including the CEO and CFO re-evaluated the effectives of the design and operation of our disclosure controls and procedures. Based on this evaluation our CEO and CFO concluded that our disclosure controls and procedures were not effective as of September 30, 2014 and September 30, 2015 at the reasonable assurance level due to the material weakness described below.

Subsequent to November 9, 2015, management identified a material weakness in internal control over financial reporting. Management’s review revealed that our risk assessment process and our review controls over the accounting for significant, complex, and unusual accounting transactions was deficient, in that these controls were not designed to ensure that sufficient technical accounting expertise was applied to assess and document the appropriate accounting over such transactions.  These control deficiencies resulted in a material misstatement within the Company’s consolidated financial statements, as described in Part I, Item 1; Financial Information — Note 2 to the Consolidated Financial Statements. The presence of these control deficiencies created a reasonable possibility that a material misstatement to the consolidated financial statements would not be prevented or detected on a timely basis. Therefore, we concluded that the deficiencies represented a material weakness in the Company’s internal control over financial reporting and that our internal control over financial reporting was not effective as of September 30, 2015.

Management’s Remediation Initiatives

During 2016, we took action to strengthen our control procedures and risk assessment process regarding the review of the accounting for significant, complex, and unusual transactions. We have engaged, and going forward will continue to engage, expert third party accounting service providers and relevant subject matter experts to supplement the Company’s existing expertise and resources. This will include, amongst other actions, thorough considerations of potential alternative accounting treatment regarding significant, complex, and unusual transactions.

We will continue to devote time and attention to these remediation efforts. As we continue to evaluate and work to improve our controls, management may implement additional measures to enhance the remediation plans described above, and will continue to review and make necessary changes to improve the overall design of our controls.

Changes in Internal Control over Financial Reporting

Other than the changes described above under “Management’s Remediation Initiatives”, during the three months September 30, 2015, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Any investment in our business involves a high degree of risk. Before making an investment decision, you should carefully consider the information we include in this Quarterly Report on Form 10-Q/A, including our consolidated financial statements and related notes, and the additional information in the other reports we file with the Securities and Exchange Commission along with the risks described in our Annual Report on Form 10-K/A for the year ended December 31, 2015. These risks may result in material harm to our business and our financial condition and results of operations. In this event, the market price of our common stock may decline and you could lose part or all of your investment.

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

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None

Item 6. Exhibits

The following exhibits are filed or furnished as part of this Quarterly Report on Form 10-Q/A:

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

SUPERNUS PHARMACEUTICALS, INC.

DATED: January 20, 2017	By:	/s/ Jack A. Khattar
Jack A. Khattar
President, Secretary and Chief Executive Officer

DATED: January 20, 2017	By:	/s/ Gregory S. Patrick
Gregory S. Patrick
Vice President and Chief Financial Officer

EXHIBIT INDEX

Number	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document