Form 10-K/A
period 2015-12-31
SUPERNUS PHARMACEUTICALS INC
filed 2017-01-20
CIK 1356576

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2015

COMMISSION FILE NUMBER: 001-35518

or

☐         TRANSMISSION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM            TO

SUPERNUS PHARMACEUTICALS, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)		20-2590184 (I.R.S. Employer Identification Number)

1550 East Gude Drive, Rockville, MD (Address of Principal Executive Offices)	(301) 838-2500 (Registrant’s telephone number, including area code)	20850 (zip code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

TITLE OF EACH CLASS:	NAME OF EACH EXCHANGE ON WHICH REGISTERED:
Common Stock, $0.001 Par Value	The NASDAQ Stock Market LLC

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐  No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of June 30, 2015, the aggregate market value of the common stock held by non-affiliates of the registrant based on the closing price of the common stock on The NASDAQ Global Market was $659,264,478.

The number of shares of the registrant’s common stock outstanding as of January 17, 2017 was 50,121,242.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant’s definitive Proxy Statement for its 2016 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission not later than 120 days after the end of the registrant’s 2015 fiscal year end, are incorporated by reference into Part III of this Annual Report on Form 10-K.

Explanatory Note

Unless the context requires otherwise, the words “Supernus,” “we,” “our,” and “the Company” refer to Supernus Pharmaceuticals, Inc. and its subsidiaries.

Supernus Pharmaceuticals, Inc. (the Company) is filing this Amendment No. 1 on Form 10-K/A (the Amended Form 10-K) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2015 (the Original Form 10-K), which was originally filed with the Securities and Exchange Commission (SEC) on March 9, 2016 (the Original Filing Date), to reflect the restatement of consolidated financial statements (Restatement) as described below.

In this Amended Form 10-K for the fiscal year ended December 31, 2015, we are restating our previously issued and audited consolidated financial statements and the related disclosures for the fiscal years ended December 31, 2015 and 2014. As discussed in further detail below and in Note 2 to the accompanying consolidated financial statements, the Restatement is the result of a misapplication in the guidance on accounting for revenue recognition related to the sale of future revenues (as described below). We assessed the impact of this misapplication on our prior interim and annual consolidated financial statements and concluded that the impact was material to these consolidated financial statements. Consequently, we have restated the prior period consolidated financial statements identified above. All amounts in this Amended Form 10-K affected by the Restatement reflect such amounts as restated. For a more detailed explanation of these matters and resulting restatements, please see Part I, Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations; Part II, Item 8: Financial Statements — Note 2 to the Consolidated Financial Statements; and Part II, Item 9A: Controls and Procedures.

For the convenience of the reader, this Amended Form 10-K sets forth the Original Form 10-K for the fiscal year ended December 31, 2015 in its entirety, as amended by and to reflect the Restatement and includes certain restated information for the fiscal year ended December 31, 2014.

Background of Restatement

In July 2014, the Company entered into a royalty monetization transaction and recorded the transaction with Healthcare Royalty Partners III, L.P. (HC Royalty) as revenue referencing guidance under ASC 605, “Revenue Recognition.” In August 2016, the Company was informed by its former independent registered public accounting firm, Ernst and Young LLP (EY), that a royalty monetization transaction for another client had recently been reviewed by the SEC Office of the Chief Accountant (the OCA). The OCA had concluded that that transaction should have been recorded as a liability rather than as revenue. Accordingly, Supernus undertook to re-evaluate the accounting for the 2014 transaction.

Having conferred with the Company’s prior auditor, EY, and the company’s current auditor KPMG LLP (KPMG), in October 2016, the Company submitted to the OCA a request to post clear the Company’s accounting for the royalty monetization transaction from 2014. In its submission, the Company concluded that the terms and conditions of the agreement met the criteria for revenue recognition under SAB 104 and ASC 605-10. On November 9, 2016, the OCA completed its review and informed the Company that the royalty monetization transaction should have been recorded as a debt obligation in 2014 in accordance with ASU 470-10-25. As a result, on November 10, 2016, the Company’s Audit Committee concluded that the Company’s consolidated financial statements for the years ended December 31, 2014 and December 31, 2015, and related reports of the Company’s independent registered public accounting firms thereon, and the interim quarterly reports in those years beginning with the third quarter of 2014, and the interim quarterly reports for the first and second quarters in 2016, should no longer be relied upon and should be restated.

The Company is restating in this Amended Form 10-K its consolidated financial statements for the fiscal years ended December 31, 2015 and 2014. The adjustments to our consolidated financial statements related to the 2014 royalty monetization transaction resulted in the following changes:

•                  The $30.0 million proceeds of the transaction have now been recorded in the third quarter of 2014 as a non-recourse debt, rather than revenue;

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

In connection with the Restatement, the Company also made the following corrections:

•                  Recording current tax expense related to an increase in our reserve for an uncertain tax position related to alternative minimum taxes in the fourth quarter of 2014 that had been previously recognized in the second quarter of 2015;

•                  An adjustment to the Statement of Cash Flows for the years ended December 31, 2015 and 2014 to adjust cash used in investing activities, with an offset to cash provided by operations for certain accrued legal fees that have been deferred;

•                  The correction of an immaterial error to correctly recognize stock compensation expense associated with the January 2014 stock option awards to the Board. These options have a twelve month vesting period, though the Company originally began recognizing compensation expense over a four-year vesting term. This error was corrected during 2015. Correcting this immaterial error results in an increase in selling, general, and administrative expense (SG&A) in 2014, and a corresponding decrease in SG&A expense in 2015; and

•                  The reclassification of a Certificate of Deposit (CD), originally purchased during the first quarter of 2015 and continually renewed on a quarterly basis, as a current marketable security. This CD has 91 days to maturity and the Company incorrectly classified this amount as cash and cash equivalents on the balance sheets at March 31, 2015, June 30, 2015, September 30, 2015 and December 31, 2015. We have corrected the balance sheets in all periods to reflect the reclassification from cash and cash equivalents to current marketable securities.

An explanation of the impact of each of these revisions on our financial statements is contained in Note 2 to the consolidated financial statements contained in Part II, Item 8: Financial Statements.

Items Amended in this Annual Report on Form 10-K/A

The following items of this Amended Form 10-K include restated financial data: (i) Part II, Item 6: Selected Financial Data; (ii) Part II, Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations; and (iii) Part II, Item 8: Financial Statements. The following items of this Annual Report on Form 10K/A also include amendments due to the restatement: (i) Part I, Item 1A. Risk Factors and (ii) Part II, Item 9A. Controls and Procedures.

Information not affected by the Restatement is unchanged and reflects the disclosures made as of the Original Filing Date and is not intended to speak as of any subsequent date. No statements made herein should be assumed to be accurate as of any subsequent date. Accordingly, this Amended Form 10-K should be read in conjunction with our subsequent filings with the SEC, as information in such filings may update or supersede certain information contained in this Amended Form 10-K.

Restatement of Other Financial Statements

In addition to the restated audited consolidated financial statements and related disclosures for the fiscal years ended December 31, 2015 and 2014, included in this Amended Form 10-K, the Restatement requires the restatement of our unaudited condensed consolidated financial statements and related disclosures for the quarters ended September 30, 2014, March 31, 2015, June 30, 2015, September 30, 2015, March 31, 2016 and June 30, 2016. Concurrently with this filing, we are filing the following amended Forms 10-Q with respect to these periods to address the corrections:

•                  Form 10-Q/A for the quarter ended September 30, 2015, which contains restated unaudited condensed consolidated financial statements and related disclosures for the three and nine month periods ended September 30, 2015 and 2014;

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

Internal Control Considerations

Management has assessed the effect of the restatement on the Company’s internal control over financial reporting and believes that this restatement represents a material weakness in its internal control over financial reporting for all periods under restatement. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected on a timely basis. For a discussion of management’s consideration of the material weakness identified, see Part II, Item 9A: Controls and Procedures included in this Quarterly Report. In addition, this Amended Form 10-K includes currently-dated certifications from the Company’s Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.

SUPERNUS PHARMACEUTICALS, INC.

FORM 10-K/A

For the Year Ended December 31, 2015

Unless the content requires otherwise, the words “Supernus,” “we,” “our” and “the Company” refer to Supernus Pharmaceuticals, Inc. and its subsidiary.

We are the owners of various U.S. federal trademark registrations(®) and registration applications(™), including the following marks referred to in this Annual Report on Form 10-K/A pursuant to applicable U.S. intellectual property laws: “Supernus®,” “Oxtellar XR®,” “Trokendi XR®,” “Microtrol®,” “Solutrol®,” and the registered Supernus Pharmaceuticals logo.

All other trademarks or trade names referred to in this prospectus are the property of their respective owners. Solely for convenience, the trademarks and trade names in this Annual Report on Form 10-K/A are referred to without the ® and TM symbols, but such references should not be construed as any indicator that their respective owners will not assert, to the fullest extent under applicable law, their rights thereto.

PART I

This Annual Report on Form 10-K/A contains forward-looking statements, within the meaning of the Securities Exchange Act of 1934 and the Securities Act of 1933, that involve risks and uncertainties. Forward-looking statements convey our current expectations or forecasts of future events. All statements contained in this Annual Report other than statements of historical fact are forward-looking statements. Forward-looking statements include statements regarding our future financial position, business strategy, budgets, projected costs, plans and objectives of management for future operations. The words “may,” “continue,” “estimate,” “intend,” “plan,” “will,” “believe,” “project,” “expect,” “seek,” “anticipate,” “should,” “could,” “would,” “potential,” or the negative of those terms and similar expressions may identify forward-looking statements, but the absence of these words does not necessarily mean that a statement is not forward-looking. You should not place undue reliance on these forward-looking statements, which speak only as of the date of this report. All of these forward-looking statements are based on information available to us at this time, and we assume no obligation to update any of these statements. Actual results could differ from those projected in these forward-looking statements as a result of many factors, including those identified in “Business,” “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere. We urge you to review and consider the various disclosures made by us in this report, and those detailed from time to time in our filings with the Securities and Exchange Commission, that attempt to advise you of the risks and factors that may affect our future results.

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

Epilepsy Overview

Epilepsy is a complex neurological disorder characterized by spontaneous recurrence of unprovoked seizures, which are sudden surges of electrical activity in the brain that impair a person’s mental and/or physical abilities.

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

In August 2015, the United States Food and Drug Administration (FDA) accepted for review the Company’s Supplemental New Drug Application (sNDA) for Trokendi XR, requesting FDA approval to expand the indication for Trokendi XR to include treatment in adults for prophylaxis of migraine headache. Under the Prescription Drug User Fee Act guidelines, the FDA has set a target date in the second quarter of 2016 to complete its review.

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

We have entered into agreements with Patheon Pharmaceuticals Inc., Packaging Coordinators, Inc. and Catalent Pharma Solutions, leading CMOs headquartered in North America, for the manufacture and packaging of the final commercial products Oxtellar XR and Trokendi XR. These CMOs offer a comprehensive range of contract manufacturing and packaging service. Both commercial products as well as our product candidates are sourced from single third-party suppliers.

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

IA is not limited to individuals with ADHD. IA occurs in patients with other CNS disorders, including autism, alzheimer’s, bipolar disorder, oppositional defiant disorder, conduct disorder, and intermittent explosive disorder. Market research we have conducted indicates that the prevalence of IA in autistic children and adolescents is approximately 45%, and the prevalence of IA in children and adolescents with bipolar disorder is approximately 60%. By 2019, we project that the estimated number of prescriptions for IA in these two categories would range between 4.0 million and 4.5 million.

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

Analysis of treatment comparison was performed using both parametric and non-parametric statistical methods. The parametric method assumes that data are normally distributed. Under this method, mean results of each treatment group at the end of three weeks of treatment were compared to baseline in R-MOAS score for each of the four dose groups (high, medium, low and placebo) using the t-test. The non-parametric method does not assume that data are normally distributed. Under this method, the median results of the change from baseline at the end of three weeks of treatment in R-MOAS were computed for each of the four dose groups (high, medium, low and placebo). These are compared using the Wilcoxon Rank-sum test. Statistical analyses were performed to compare the median of each of the treatment groups: high, medium, low, with placebo at the end of 3 weeks of treatment using change from baseline to visit 10 in R-MOAS score as outcome variable. There was a statistically significant difference between the low dose and placebo (p=0.031) and also between the medium dose and placebo (p=0.024) at the α=0.05 level. There was no statistically significant difference between the high dose and placebo. Both the medium dose and low dose are superior to placebo. These results convinced us that both low and medium doses were effective, and this range of doses will be further evaluated in Phase III clinical trials.

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

Secondary endpoints of efficacy were measured by: (1) Total ADHD Symptom Score on the Conners’ Adult ADHD Rating Scale (CAARS, a commonly-used measurement for ADHD in adults) as rated by each of the investigators, (2) the same scale as rated by each patient, and (3) the Clinical Global Improvement (CGI-I) score. When compared to baseline, patients receiving SPN-812 achieved overall significant median reductions in scores for both the investigator-rated CAARS (11.5 vs. 6.0 points for placebo, p=0.0414) and in self-rated CAARS (10.5 vs. 1.0 point for placebo, p=0.0349). Although not statistically significant, a trend was observed for greater improvement in CGI-I scores in the SPN-812 treated group compared to placebo.

We initiated a Phase IIb clinical trial for SPN-812 in the fourth quarter of 2015. We anticipate patient dosing in the first quarter of 2016.

SPN-809 (viloxazine hydrochloride)

SPN-809 is a novel once-daily product candidate for the treatment of depression. SPN-809 is based on the same active ingredient as SPN-812. We currently have an open investigational new drug application (IND) for SPN-809 as a treatment of depression, the indication for which the active ingredient in SPN-809 was approved and marketed in Europe for many years, but was never approved in the U.S.

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

Patents for both Oxtellar XR and Trokendi XR have received numerous Paragraph IV Notice Letters and we have filed claims for infringement of our patents against the third-parties. As of February 5, 2016, litigation with respect to Oxtellar XR was resolved in favor of the Company pending appeal when a federal court ruled that three of our patents were found to be valid, and that Actavis infringed two of these three patents. For more information, please see Item 3—Legal Proceedings contained within this Form 10-K/A.

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

The United States patent system permits the filing of provisional and non-provisional patent applications. A non-provisional patent application is examined by the United States Patent and Trademark Office (USPTO), and can mature into a patent once the USPTO determines that the claimed invention meets the standards for patentability. A provisional patent application is not examined for patentability, and automatically expires 12 months after its filing date. As a result, a provisional patent application cannot mature into a patent. The requirements for filing a provisional patent application are not as strict as those for filing a non-provisional patent application. Provisional applications are often used, among other things, to establish an early filing date for a subsequent non-provisional patent application. The term of individual patents depends upon the legal term of the patents in the countries in which they are obtained. In most countries in which we file, the patent term is 20 years from the earliest date of filing a non-provisional patent application. In the U.S., a patent’s term may be lengthened by patent term adjustment (PTA), which compensates a patentee for administrative delays by the USPTO in granting a patent. In view of a recent court decision, the USPTO is under greater scrutiny regarding its calculations because the USPTO erred in calculating the PTA, which resulted in denying the patentee a portion of the patent term to which it was entitled. Alternatively, a patent’s term may be shortened if a patent is terminally disclaimed over another patent.

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

Other Intellectual Property Rights

We seek trademark protection in the U.S. and internationally where available and when appropriate. We have filed for trademark protection for several marks, which we use in connection with our pharmaceutical research and development collaborations as well as products. We are the owner of various United States federal trademark registrations (®) and registration applications (™), including the following marks referred to in this Annual Report on Form 10-K/A pursuant to applicable U.S. intellectual property laws: “Supernus®,” “Microtrol®,” “Solutrol®,” “Trokendi XR®,” “Oxtellar XR®,” and the registered Supernus Pharmaceuticals logo.

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

To protect our competitive position, it may be necessary to enforce our patent rights through litigation against infringing third parties. We presently have cases pending against four parties to enforce our patent rights. See Item 3—Legal Proceedings. Litigation to enforce our own patent rights is subject to uncertainties that cannot be quantified in advance. In an adverse outcome in litigation, we could be prevented from commercializing a product or using certain aspects of our technology platforms as a result of patent infringement claims asserted against us. This could have a material adverse effect on our business. In addition, litigation involving our patents carries the risk that one or more of our patents will be held invalid (in whole or in part, on a claim-by-claim basis) or held unenforceable. Such an adverse court ruling could allow third parties to commercialize products or use technologies that are similar to ours, and then compete directly with us, without payment to us. See “Risk Factors—If we are sued for infringing intellectual property rights of third parties, it could be costly and time consuming to defend such a suit. An unfavorable outcome in that litigation could have a material adverse effect on our business.”

In-Licensing Arrangements

Afecta Pharmaceuticals, Inc.

We have entered into two license agreements with Afecta Pharmaceuticals, Inc. (Afecta) pursuant to which we obtained an exclusive option to evaluate Afecta’s CNS pipeline and to obtain exclusive worldwide rights to selected product candidates, including an exclusive license to SPN-810. We may pay up to $300,000 upon the achievement of certain milestones. If a product candidate is successfully developed and commercialized, we will be obligated to pay royalties to Afecta based on worldwide net product sales in the low-single digits.

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

U.S. Drug Development Process

In the United States, the FDA regulates drugs under the Federal Food, Drug, and Cosmetic Act (FDCA) and through implementation of regulations. The process of obtaining regulatory approvals and ensuring compliance with appropriate federal, state, local and foreign statutes and regulations requires the expenditure of substantial time and financial resources. Failure to comply with the applicable U.S. requirements at any time during the product development process, approval process, or after approval, may subject an applicant to administrative or judicial sanctions. These sanctions could include the FDA’s refusal to approve pending applications, withdrawal of an approval, a clinical hold, warning letters, product recalls, product seizures, product detention, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, restitution, disgorgement or civil or criminal penalties.

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

NDAs are either standard 505(b)(1) or 505(b)(2) applications. For a standard application, all pertinent information must be part of the regulatory submission under that NDA number. For a 505(b)(2) application, the FDA permits the submission of an NDA where at least some of the information required for approval comes from clinical trials not conducted by or for the applicant and for which the applicant has not obtained a right of reference. The FDA interprets Section 505(b)(2) of the FDCA to permit the applicant to rely upon the FDA’s previous findings of safety and effectiveness for an approved product. The FDA requires submission of information needed to support any changes to a previously approved drug, such as published data or new studies conducted by the applicant, including bioavailability or bioequivalence studies, or clinical trials demonstrating safety and effectiveness. The FDA may then approve the new product candidate for all or some of the label indications for which the referenced product has been approved, as well as for any new indication sought by the Section 505(b)(2) applicant.

The submission of an NDA is subject to the payment of a substantial user fee; a waiver of such fee may be obtained under certain limited circumstances.

In addition, under the Pediatric Research Equity Act of 2003, which was reauthorized under the Food and Drug Administration Safety and Innovation Act of 2012, an NDA must contain, a priori, or propose clinical work that supports the product’s use in all relevant pediatric subpopulations. The FDA may grant deferrals for submission of data or full or partial waivers of the data requirements. Pursuant to the FDA’s approval of Oxtellar XR, we must conduct four pediatric post-marketing studies; however, the FDA granted a waiver for the pediatric study requirements for ages birth to one month and a deferral for submission of post-marketing assessments for children one month to six years of age. Pursuant to the FDA’s approval of Trokendi XR, the FDA granted a deferral for submission of post-marketing pediatric studies in the following categories: (1) adjunctive therapy in partial onset seizures (POS) for children one month to less than six years of age, (2) initial monotherapy in POS and primary generalized tonic-clonic (PGTC) for children two years to less than ten years of age, and (3) adjunctive therapy in PGTC and adjunctive therapy in Lennox-Gastaut Syndrome from two years to less than six years of age. We are moving forward with a revised pediatric plan, in consultation with the FDA.

Section 505(b)(2) New Drug Applications

To the extent that a Section 505(b)(2) NDA relies on clinical trials conducted for a previously approved drug product or the FDA’s prior findings of safety and effectiveness for a previously approved drug product, the Section 505(b)(2) applicant must submit patent certifications in its Section 505(b)(2) application with respect to any patents for the approved product on which the application relies that are listed in the FDA’s publication, Approved Drug Products with Therapeutic Equivalence Evaluations, commonly referred to as the Orange Book. Specifically, the applicant must certify for each listed patent that (1) the required patent information has not been filed; (2) the listed patent has expired; (3) the listed patent has not expired, but will expire on a particular date and approval is not sought until after patent expiration; or (4) the listed patent is invalid, unenforceable or will not be infringed by the proposed new product. A certification that the new product will not infringe the previously approved product’s listed patent or that such patent is invalid or unenforceable is known as a Paragraph IV certification. If the applicant does not challenge one or more listed patents through a Paragraph IV certification, the FDA will not approve the Section 505(b)(2) NDA application until all the listed patents claiming the referenced product have expired. Further, the FDA will also not approve, as applicable, a Section 505(b)(2) NDA application until any non-patent exclusivity, such as, for example, five-year exclusivity for obtaining approval of an NCE, three year exclusivity for an approval based on new clinical trials, or pediatric exclusivity, listed in the Orange Book for the referenced product, has expired.

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

Notwithstanding the approval of many products by the FDA pursuant to Section 505(b)(2) over the last few years, some pharmaceutical companies and others have objected to the FDA’s interpretation of Section 505(b)(2). If the FDA changes its interpretation of Section 505(b)(2), or if the FDA’s interpretation is successfully challenged in court, this could delay or even prevent the FDA from approving any Section 505(b)(2) NDA that we submit.

In the NDA submissions for our product candidates, we intend to follow the 505(b)(2) development pathway when appropriate.

FDA Review of New Drug Applications

The FDA reviews all NDAs submitted to ensure that they are sufficiently complete for substantive review before it accepts them for filing. The FDA may request additional information rather than accept an NDA for filing. In this event, the NDA must be re-submitted with the additional information. The re-submitted application also is subject to review before the FDA accepts it for filing. Once the submission is accepted for filing, the FDA begins an in-depth substantive review. The FDA reviews an NDA to determine, among other things, whether a product is safe and effective for its intended use and whether its manufacturing is cGMP-compliant to assure and preserve the product’s identity, strength, quality and purity. Before approving an NDA, the FDA will inspect the facility or facilities where the product is manufactured. The FDA will not approve an application unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. The FDA may refer the NDA to an advisory committee for review, evaluation and recommendation as to whether the application should be approved and under what conditions. An advisory committee is a panel of independent experts who provide advice and recommendations when requested by the FDA on matters of importance that come before the agency. The FDA is not bound by the recommendation of an advisory committee.

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

If a product receives regulatory approval, the approval may be significantly limited to specific diseases and dosages or the indications for use may otherwise be limited, which could restrict the commercial value of the product. Further, the FDA may require that certain contraindications, warnings or precautions be included in the product labeling. In addition, the FDA may require Phase IV testing which involves clinical trials designed to further assess a drug’s safety and effectiveness after NDA approval and may require testing and surveillance programs to monitor the safety of approved products that have been commercialized.

Patent Term Restoration and Marketing Exclusivity

Depending upon the timing, duration and specifics of FDA marketing approval of our product candidates, some of our U.S. patents may be eligible for limited patent term extension under the Hatch-Waxman Amendments. The Hatch-Waxman Amendments permit a patent term restoration of up to five years as compensation for patent term lost during product development and the FDA regulatory review process. However, patent term restoration cannot extend the remaining term of a patent beyond a total of 14 years from the product’s approval date. The patent term restoration period is generally one-half the time between the effective date of an IND and the submission date of an NDA plus the time between the submission date of an NDA and the approval of that application. Only one patent applicable to an approved drug is eligible for the extension, and the application for the extension must be submitted prior to the expiration of the patent and within sixty days of approval of the drug. The USPTO, in consultation with the FDA, reviews and approves the application for any patent term extension or restoration.

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

Pediatric exclusivity is another type of exclusivity in the United States. Pediatric exclusivity, if granted, provides an additional six months of exclusivity to be attached to any existing exclusivity (e.g., three or five year exclusivity) or patent protection for a drug. This six month exclusivity, which runs from the end of other exclusivity protection or patent delay, may be granted based on the voluntary completion of a pediatric trial in accordance with an FDA-issued “Written Request” for such a trial. The current pediatric exclusivity provision was reauthorized in September 2007.

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

From time to time, legislation is drafted, introduced and passed by the United States Congress that could significantly change the statutory provisions governing the approval, manufacturing and marketing of products regulated by the FDA. For example, in July 2012, the Food and Drug Administration Safety and Innovation Act was enacted, expanding drug supply chain requirements and strengthening FDA’s response to drug shortages, among other things. In addition to new legislation, the FDA regulations and policies are often revised or reinterpreted by the agency in ways that may significantly affect our business and our products. It is impossible to predict whether further legislative or FDA regulation or policy changes will be enacted or implemented and what the impact of such changes, if any, may be.

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

The United States Congress and state legislatures may, from time to time, propose and adopt initiatives aimed at cost containment, which could impact our ability to sell our products profitably. For example, in March 2010, President Obama signed into law the Patient Protection and Affordable Care Act as amended by the HealthCare and Education Reconciliation Act of 2010, which we refer to collectively as the HealthCare Reform Law, a sweeping law intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add new transparency requirements for healthcare and health insurance industries, impose new taxes and fees on the healthcare industry and impose additional healthcare policy reforms. Effective October 1, 2010, the HealthCare Reform Law revises the definition of “average manufacturer price” for reporting purposes, which could increase the amount of Medicaid drug rebates to states once the provision is effective. Further, since 2011, the HealthCare Reform Law imposes a significant annual fee on companies that manufacture or import branded prescription drug products. Substantial new provisions affecting compliance have also been enacted, which may require us to modify our business practices with healthcare practitioners. We will not know the full effects of the HealthCare Reform Law until applicable federal and state agencies issue regulations or guidance under the new law. Although it is too early to determine the effect of the HealthCare Reform Law, the new law appears likely to continue to put pressure on pharmaceutical pricing, especially under the Medicare program, and may also increase our regulatory burdens and operating costs. Moreover, in the coming years, additional changes could be made to governmental healthcare programs that could significantly impact the success of our product candidates.

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

Employees

As of December 31, 2015, we employed 344 full-time employees, seventy-three employees are engaged in research and development activities and 271 employees are engaged in selling, general and administrative activities. We consider relations with our employees to be good. None of our employees are represented by a labor union.

ITEM 1A.  RISK FACTORS.

Investing in our common stock involves a high degree of risk. Before making an investment decision, you should carefully consider the risks described below with all of the other information we include in this report and the additional information in the other reports we file with the Securities and Exchange Commission (the “SEC” or the “Commission”). These risks may result in material harm to our business and our financial condition and results of operations. In this event, the market price of our common stock may decline and you could lose part or all of your investment.

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

Competitors may infringe our patents. To counter infringement or unauthorized use, we may be required to file infringement claims, which can be expensive and time consuming. For example, we are involved in several matters related to Paragraph IV Certification Notice Letters that we have received in connection with our products and our collaborators’ products. In connection with an ANDA, a Paragraph IV Certification Notice Letter notifies the FDA that one or more patents listed in the FDA’s Orange Book is alleged to be invalid, unenforceable or will not be infringed by the ANDA product. These matters include claims related to Oxtellar XR and Trokendi XR, and are discussed in Part I, Item 3—Legal Proceedings.

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

Notwithstanding the approval of many products by the FDA pursuant to Section 505(b)(1) and 505(b)(2), over the last few years, some pharmaceutical companies and others have objected to the FDA’s interpretation of Section 505(b)(2). If the FDA changes its interpretation of Section 505(b)(2), or if the FDA’s interpretation is successfully challenged in court, this could delay or even prevent the FDA from approving any Section 505(b)(2) application that we submit. Any failure to obtain regulatory approval of our product candidates would significantly limit our ability to generate revenues, and any failure to obtain such approval for all of the indications and labeling claims we deem desirable could reduce our potential revenues.

We are subject to uncertainty relating to payment or reimbursement policies which, if not favorable for our products or product candidates, could hinder or prevent our commercial success.

Our ability or our collaborators’ ability to successfully commercialize our products, including Oxtellar XR and Trokendi XR, and our product candidates, will depend in part on the coverage and reimbursement levels set by governmental authorities, private health insurers, managed care organizations and other third-party payors. As a threshold for coverage and reimbursement, third-party payors generally require that drug products be approved for marketing by the FDA. Third-party payors also are increasingly challenging the effectiveness of and prices charged for medical products and services. Government authorities and these third-party payors have attempted to control costs, in some instances, by limiting coverage and the amount of reimbursement for particular medications or encouraging the use of lower-cost generic AEDs. We cannot be sure that reimbursement will be available for any of the products that we develop and, if reimbursement is available, the level of reimbursement. Moreover, that level of reimbursement may change over time as a result of decisions made by payors. Reduced or partial payment or reimbursement coverage could make our products or product candidates, including Oxtellar XR and Trokendi XR, less attractive to patients and prescribing physicians. We also may be required to sell our products or product candidates at a significant discount, which would adversely affect our ability to realize an appropriate return on our investment in our products or product candidates or compete on price.

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

In addition, many managed care organizations negotiate the price of products and establish formularies which establish pricing and reimbursement levels. Exclusion of a product from a formulary can lead to its sharply reduced usage in the managed care organization’s patient population. If our products or product candidates are not included within an adequate number of formularies or adequate payment or reimbursement levels are not provided, or if those policies increasingly favor generic products, our market share and gross margins could be negatively affected, which would have a material adverse effect on our overall business and financial condition.

We expect to experience pricing pressures due to potential healthcare reforms discussed elsewhere in this Annual Report on Form 10-K/A, as well as due to cost control measures instituted by health maintenance organizations.

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

In addition, future acquisitions may entail numerous operational and financial risks, including:

•                  exposure to unknown liabilities;

•                  disruption of our business and diversion of our management’s time and attention to develop acquired products or technologies;

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

We do not own or operate manufacturing facilities for the production of any of our products or product candidates beyond Phase II clinical trials, nor do we have plans to develop our own manufacturing operations for Phase III clinical materials or commercial products in the foreseeable future. We currently depend on third-party CMOs for all of our required raw materials and drug substance for our preclinical research and clinical trials. For Oxtellar XR and Trokendi XR, we currently rely on single suppliers for raw materials, including API, and rely on third-party suppliers and manufacturers for the final commercial products. If any of these vendors are unable to perform their obligations to us, including due to violations of the FDA’s requirements, our ability to meet regulatory requirements, projected timelines, necessary quality standards for successful manufacture of our development and commercialization product would be adversely affected. Further, if we were required to change vendors, it could result in delays in our regulatory approval efforts and significantly increase our costs. Accordingly, the loss of any of our current or future third-party manufacturers or suppliers could have a material adverse effect on our business, results of operations, financial condition and prospects.

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

Third parties have and may receive approval to manufacture and market their own versions of extended release oxcarbazepine or topiramate anti-epileptic drugs in the United States. For example, Upsher-Smith launched Qudexy XR (extended release topiramate) and its own authorized generic, both of which compete with Trokendi XR. Since Trokendi XR was not granted marketing exclusivity by the FDA, we may not be able to prevent the submission or approval of another full NDA for any competitor’s extended or controlled release topiramate product candidate. However, we do have the right to defend our products against third parties who may infringe or are infringing our patents. In addition, we are aware of companies who are marketing modified-release oxcarbazepine products outside of the United States, such as Apydan, which is developed by Desitin Arzneimittel GmbH and requires twice-daily administration. If companies with modified-release oxcarbazepine products outside of the United States pursue or obtain approval of their products within the United States, such competing products may limit the potential success of Oxtellar XR in the United States, and our business and growth prospects would be materially impaired. Accordingly, if any third party is successful in obtaining approval to manufacture and market their own versions of extended release oxcarbazepine or topiramate in the United States, we may not be able to recover expenses incurred in connection with the development of or prospectively realize revenues from Oxtellar XR or Trokendi XR.

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

Even though U.S. regulatory approval has been obtained for Trokendi XR and Oxtellar XR, the FDA may still impose significant restrictions on a product’s indicated uses or marketing or impose ongoing requirements for costly post-approval studies. Our product candidates would also be, and our approved product and our collaborators’ approved products are, subject to ongoing FDA requirements governing the labeling, packaging, storage, advertising, promotion, recordkeeping and submission of safety and other information. In addition, manufacturers of drug products and their facilities are subject to continual review and periodic inspections by the FDA and other regulatory authorities for compliance with cGMP regulations. If we, our collaborators or a regulatory authority discovers previously unknown problems with a product, including side effects that are unanticipated in severity or frequency, or problems with the facility where the product is manufactured, a regulatory authority may impose restrictions on that product or the manufacturer, including requiring withdrawal of the product from the market or suspension of manufacturing. If we or our collaborators, or our or our collaborators’ approved products or product candidates, or the manufacturing facilities for our or our collaborators’ approved products or product candidates fail to comply with applicable regulatory requirements, a regulatory authority may:

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

In addition, our product labeling, advertising and promotion of our approved products, are subject to regulatory requirements and continuing regulatory review. The FDA strictly regulates the promotional claims that may be made about prescription products. In particular, a product may not be promoted for uses that are not approved by the FDA as reflected in the product’s approved labeling. The FDA and other authorities actively enforce the laws and regulations prohibiting the promotion of off-label uses, and a company that is found to have promoted off-label uses may be subject to significant sanctions. The federal government has levied large civil and criminal fines against companies for alleged improper promotion and has enjoined several companies from engaging in off-label promotion. If we are found to have promoted off-label uses, we may be enjoined from such off-label promotion and become subject to significant liability, which would have an adverse effect on our reputation, business and revenues, if any. All of this notwithstanding, physicians may nevertheless prescribe our products to their patients in a manner that is inconsistent with the approved label.

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

Once an NDA, including a Section 505(b)(2) application, is approved, the product covered thereby becomes a “listed drug” which can, in turn, be cited by potential competitors in support of approval of an ANDA. The FDCA, FDA regulations and other applicable regulations and policies provide incentives to manufacturers to create modified, non-infringing versions of a drug to facilitate the approval of an ANDA or other application for generic substitutes. These manufacturers might only be required to conduct a relatively inexpensive study to show that their product has the same active ingredient(s), dosage form, strength, route of administration, and conditions of use, or labeling, as our product and product candidate and that the generic product is bioequivalent to ours, meaning it is absorbed in the body at the same rate and to the same extent as our products and product candidate. These generic equivalents, which must meet the same quality standards as branded pharmaceuticals, would be significantly less costly than ours to bring to market. Companies that produce generic equivalents are generally able to offer their products at lower prices. Thus, regardless of the regulatory approval pathway, after the introduction of a generic competitor, a significant percentage of the sales of any branded product are typically lost to the generic product. Accordingly, competition from generic equivalents to our products and product candidates would materially, permanently and adversely impact our revenues, profitability and cash flows and substantially limit our ability to obtain a return on the investments we have made in our products and product candidates. In particular, as disclosed in Part I, Item 3—Legal Proceedings of this Annual Report on Form 10-K/A, we received Paragraph IV Notice Letters against our Oxtellar XR and Trokendi XR Orange Book patents from several generic drug makers. We have filed a lawsuit against each of these drug makers alleging infringement of our Oxtellar XR and Trokendi XR patents. In October 2015, we reached a settlement agreement with one of these generic drug makers, Par Pharmaceutical Companies, Inc., on the Trokendi XR case. While we intend to vigorously defend our product rights, in the event that we are not successful in these lawsuits, our future sales of Oxtellar XR and Trokendi XR will be significantly, adversely and permanently affected by competition from these generic drug manufacturers.

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

Our commercial success depends upon our ability and the ability of our collaborators to develop, manufacture, market and sell their approved products and our product candidates and use our proprietary technologies without infringing the proprietary rights of third parties. Numerous U.S. and foreign issued patents and pending patent applications, which are owned by third parties, exist in the fields in which we and our collaborators are developing product candidates. As the pharmaceutical industry expands and more patents are issued, the risk increases that our collaborators’ approved products and our product candidates may give rise to claims of infringement of the patent rights of others. There may be issued patents of third parties of which we are currently unaware, that may be infringed by our collaborators’ approved products or Oxtellar XR or Trokendi XR, which could prevent us from being able to maximize revenue generated by Oxtellar XR, Trokendi XR or any of our product candidates, respectively. Because patent applications can take many years to issue, there may be currently pending applications which may later result in issued patents that our collaborators’ approved products or our product candidates may infringe.

We may be exposed to, or threatened with, future litigation by third parties alleging that our collaborators’ approved products or our products or product candidates infringe their intellectual property rights. If one of our collaborators’ approved products or our products or product candidates is found to infringe the intellectual property rights of a third party, we or our collaborators could be enjoined by a court and required to pay damages and could be unable to commercialize the applicable approved products and product candidates unless we obtain a license to the patent. A license may not be available to us on acceptable terms, if at all. In addition, during litigation, the patent holder could obtain a preliminary injunction or other equitable relief which could prohibit us from making, using or selling our approved products, pending a trial, which may not occur for several years.

There is a substantial amount of litigation involving patent and other intellectual property rights in the pharmaceutical industry generally. If a third party claims that we or our collaborators infringe its intellectual property rights, we may face a number of issues, including, but not limited to:

•                  infringement and other intellectual property claims which, regardless of merit, may be expensive and time-consuming to litigate and may divert our management’s attention from our core business;

•                  substantial damages for infringement, which we may have to pay if a court decides that the product at issue infringes on or violates the third party’s rights. If the court finds that the infringement was willful, we could be ordered to pay treble damages and the patent owner’s attorneys’ fees;

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

We have a license agreement with United Therapeutics Corporation to use one of our proprietary technologies for an oral formulation of treprostinil diethanolamine, or treprostinil, for the treatment of pulmonary arterial hypertension, as well as for other indications. United Therapeutics Corporation launched Orenitram (treprostinil) in 2014, which triggered a milestone payment due to us of $2.0 million. In the third quarter of 2014 we received a cash payment of $30.0 million as a result of HeatlhCare Royalty Partners III, L.P.’s purchase of certain of our rights under our license agreement with United Therapeutics Corporation related to the commercialization of Orenitram. We will retain full ownership of the royalty rights if a certain cumulative threshold payment to HealthCare Royalty Partners is reached. We are entitled to receive milestones and royalties for use of this formulation in other indications. If we materially breach any of our obligations under the license agreement, however, we could lose the potential to receive any future royalty payments thereunder, which could be financially significant to us.

Our future collaboration agreements may have the effect of limiting the areas of research and development that we may pursue, either alone or in collaboration with third parties. Much of the potential revenues from these future collaborations may consist of contingent payments, such as payments for achieving development milestones and royalties payable on sales of developed products. The milestone and royalty revenues that we may receive under these collaborations will depend upon our collaborators’ ability to successfully develop, introduce, market and sell new products. Future collaboration partners may fail to develop or effectively commercialize products using our products, product candidates or technologies because they, among other things, may:

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

•                  costs of related litigation;

•                  distraction of management’s attention from our primary business;

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

In 2007, the Food and Drug Administration Amendments Act of 2007 was enacted, giving the FDA enhanced post-marketing authority, including the authority to require post-marketing studies and clinical trials, labeling changes based on new safety information, and compliance with risk evaluations and mitigation strategies approved by the FDA. In 2012, the Food and Drug Administration Safety and Innovation Act was enacted, expanding drug supply chain requirements and strengthening FDA’s response to drug shortages, and other changes. The FDA’s exercise of this authority could result in delays or increased costs during product development, clinical trials and regulatory review, increased costs to assure compliance with post-approval regulatory requirements, and potential restrictions on the sale and/or distribution of any approved product. The Drug Quality and Security Act (DQSA) became law in 2013. The DQSA creates the requirement for companies to trace, verify and identify all products across all changes of ownership from manufacturer to dispenser.

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

The risk of our being found in violation of the HealthCare Reform Law, its underlying regulations, or other laws impacted by its implementation is made more complex by the fact that many of them have not been fully interpreted by the regulatory authorities or the courts, and their provisions are subject to a variety of interpretations. Any action against us for violation of these laws, even if we successfully defend against them, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business.

If we fail to comply with healthcare regulations, we could face substantial penalties and our business, operations and financial condition could be adversely affected.

As a supplier of pharmaceuticals, certain U.S. federal and state health care laws and regulations pertaining to patients’ rights to privacy fraud and abuse are and will be applicable to our business. We could be subject to healthcare fraud and abuse and patient privacy regulation by both the federal government and the states in which we conduct our business. The regulations include:

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

Efforts to ensure that our business arrangements with third parties will comply with applicable healthcare laws and regulations could be costly. If our operations are found to be in violation of any of the laws described above or any governmental regulations that apply to us, we may be subject to penalties, including civil and criminal penalties, damages, fines and the curtailment or restructuring of our operations. Any penalties, damages, fines, curtailment or restructuring of our operations could adversely affect our ability to operate our business and impair our financial results. Although compliance programs can mitigate the risk of investigation and prosecution for violations of these laws, the risks cannot be entirely eliminated. Any action against us for violation of these laws, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business. Moreover, achieving and sustaining compliance with applicable federal and state privacy, security and fraud laws may prove costly.

As we continue to increase the size of our organization we may experience difficulties in managing growth.

Our personnel, systems and facilities currently in place may not be adequate to support future growth. Our future financial performance and our ability to compete effectively will depend, in part, on our ability to effectively manage our recent and any future growth. In 2015, we increased from 309 employees to 344 employees and increased revenues to $147.5 million (restated) from $92.7 million (restated) in 2014. Our need to effectively execute our growth strategy requires that we:

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

We may enter into significant, complex and unusual transactions, which may require us to engage outside consultants and financial professionals in order to comply with complex accounting and reporting requirements.

From time to time, the Company may be presented with, and may choose to enter into, significant, complex and unusual business or financial transactions, either to raise capital or in the context of entering into a business arrangement with a third party.  These transactions may entail complex accounting or financial reporting requirements, with which we may not be familiar.   Accordingly, we may need to hire additional personnel or retain the services of outside accounting, financial reporting, and legal experts, to guide both the transaction and to assist management in becoming compliant with the attendant financial reporting requirements. Moreover, acquiring such additional resources could increase our legal and financial compliance costs, divert management attention from other matters, and/or make some activities more time consuming.

Given the complexity of such transactions, there is inherent risk regarding compliance with financial reporting requirements.  Because the relevant regulations and standards are subject to varying interpretation, in many cases due to their lack of specificity, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies.  This could result in continuing uncertainty regarding compliance matters.  If our efforts to comply with new laws, regulations and accounting standards differ from the intentions of regulatory or governing bodies due to ambiguities related to their application and practice, regulatory authorities may initiate legal proceedings against us, and our business may be adversely affected.

Our business involves the use of hazardous materials, and we must comply with environmental laws and regulations, which can be expensive and restrict how we do business.

Our activities and our third-party manufacturers’ and suppliers’ activities involve the controlled storage, use and disposal of hazardous materials owned by us. We and our manufacturers and suppliers are subject to federal, state, city and local laws and regulations governing the use, manufacture, storage, handling and disposal of these hazardous materials. Although we believe that the safety procedures we use for handling and disposing of these materials comply with the standards prescribed by these laws and regulations, we cannot eliminate the risk of accidental contamination or injury from these materials. In the event of an accident, local, city, state or federal authorities may curtail the use of these materials and interrupt our business operations, including our commercialization and research and development efforts. Although we believe that the safety procedures utilized by our third-party manufacturers for handling and disposing of these materials generally comply with the standards prescribed by these laws and regulations, we cannot guarantee that this is the case or eliminate the risk of accidental contamination or injury from these materials. In such an event, we may be held liable for any resulting damages and such liability could exceed our resources. We do not currently maintain biological or hazardous materials insurance coverage.

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

We have incurred significant operating losses since inception. As of December 31, 2015, we had an accumulated deficit of approximately $175.5 million (restated). Substantially all of our operating losses resulted from costs incurred in connection with our development programs, expenses associated with launching our products, and from selling, general and administrative costs associated with our operations. We expect our research and development costs to continue to be substantial and to increase with respect to our product candidates as we advance those product candidates through preclinical studies, clinical trials, manufacturing scale-up and other pre-approval activities. We expect our selling, general and administrative costs to continue to increase as we continue to support the ongoing commercialization of our products.

Our prior losses have had an adverse effect on our stockholders’ equity and and cash position. While we anticipate maintaining profitability in 2016 and beyond, we cannot be certain that we will do so. Any potential future losses, if and when they occur, could have an adverse impact on our stockholders’ equity and working capital. Furthermore, since the completion of our initial public offering in May 2012, we have incurred additional costs associated with operating as a public company.

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

Our ability to remain profitable depends upon our ability to generate increasing levels of revenues from sales of our products, Oxtellar XR and Trokendi XR, and while simultaneously funding the requisite research expenditures to gain FDA approval for our product candidates. 2013 was the first year in which we generated revenue from our first commercial products. Since that time, we have demonstrated the ability to become profitable, and subsequently maintain profitability while allocating cash flow to company’s needs. Future revenues from these products will highly depend on our ability to grow demand for them and defend against potential generic competition.

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

Our net income and other operating results will be affected by numerous factors, including:

•                  the level of market acceptance for any approved product candidate and underlying demand for that product and wholesalers’ buying patterns;

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

We face increased legal, accounting, administrative and other costs and expenses as a public company. Compliance with the Sarbanes-Oxley Act of 2002, the Dodd-Frank Act of 2010, as well as rules of the Securities and Exchange Commission and NASDAQ, for example, has resulted in significant initial cost to us as well as ongoing increases in our legal, audit and financial reporting cost. We anticipate that these costs will further increase when we are no longer an “emerging growth company”, which we will anticipate occurring no later than December 31, 2017. Beginning in 2015, we transitioned from being a “smaller reporting company” to an “accelerated filer” status which led to further increases in our legal, audit, NASDAQ listing fees and financial compliance costs. The Securities Exchange Act of 1934, as amended (the Exchange Act) requires, among other things, that we file annual, quarterly and current reports with respect to our business and financial condition. Our board of directors, management and outside advisors need to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations make it more difficult and more expensive for us to obtain director and officer liability insurance, and require us to incur substantial costs to maintain the same or similar coverage.

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

Effective internal controls over financial reporting are necessary for us to provide reliable financial reports. Together with adequate disclosure controls and procedures, these are designed to prevent fraud. Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could cause us to fail to meet our reporting obligations. In addition, any testing by us conducted in connection with Section 404(a) of the Sarbanes-Oxley Act, or the subsequent testing by our independent registered public accounting firm conducted in connection with Section 404(b) of the Sarbanes-Oxley Act after we no longer qualify as an “emerging growth company,” may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses; or may require prospective or retroactive changes to our consolidated financial statements or identify other areas for further attention or improvement. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock.

We are required to disclose changes made in our internal control procedures on a quarterly basis and our management is required to assess the effectiveness of these controls annually. However, for as long as we are an “emerging growth company” under the JOBS Act, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404(b). We could be an “emerging growth company” until December 31, 2017 unless one of three events occurs earlier than December 31, 2017; (1) we generate $1.0 billion of annual revenue at an earlier date, (2) we issue more than $1.0 billion in non-convertible debt, or (3) we qualify as a large accelerated filer. An independent assessment of the effectiveness of our internal controls will be very expensive and could detect problems that our management’s assessment might not. Undetected material weaknesses in our internal controls could lead to financial statement restatements and require us to incur the expense of remediation.

Our ability to use our net operating loss carryforwards and other tax attributes may be limited.

Our ability to utilize our U.S. Federal and state net operating losses or U.S. Federal tax credits is currently limited, and may be limited further, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended. The limitations apply if an ownership change, as defined by Section 382, occurs. Generally, an ownership change occurs when certain shareholders change their aggregate ownership by more than 50 percentage points over their lowest ownership percentage in a testing period, which is typically three years or since the last ownership change. We are already subject to Section 382 limitations due to cumulative ownership changes that, as of November 15, 2013, totaled more than 50%. As of December 31, 2015, we had U.S. Federal and state net operating loss carryforwards of $150.7 million and research and development tax credit carryforwards of $5.5 million available. Future changes in stock ownership may also trigger an additional ownership change and, consequently, another Section 382 limitation. Any limitation may result in expiration of a portion of the net operating loss or tax credit carryforwards before utilization which would reduce our gross deferred income tax assets and corresponding valuation allowance. As a result, if we earn net taxable income, our ability to use our pre-change net operating loss carryforwards and tax credit carryforwards to reduce U.S. Federal and state income tax may be subject to limitations, which could potentially result in increased future cash tax liability to us.

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

Provisions in our certificate of incorporation and bylaws, as amended, may have the effect of delaying or preventing a change of control. These provisions include the following:

•                  Our board of directors is divided into three classes serving staggered three-year terms, such that not all members of the board will be elected at one time. This staggered board structure prevents stockholders from replacing the entire board at a single stockholders’ meeting.

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

•                  Stockholders must provide advance notice to nominate individuals for election to the board of directors or to propose matters that can be acted upon at a stockholders’ meeting. Furthermore, stockholders may only remove a member of our board of directors for cause. These provisions may discourage or deter a potential acquiror from conducting a solicitation of proxies to elect such acquiror’s own slate of directors or otherwise attempting to obtain control of our Company.

•                  Our stockholders may not act by written consent. As a result, a holder, or holders, controlling a majority of our capital stock would not be able to take certain actions outside of a stockholders’ meeting.

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

The realization of any of the risks described in these “Risk Factors” could have a dramatic, material and adverse impact on the market price of our common stock. In addition, class action litigation has often been instituted against companies whose securities have experienced periods of volatility. Any such litigation brought against us could result in substantial costs and a diversion of management attention, which could hurt our business, operating results and financial condition.

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

ITEM 4.  MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.     MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES.

Our common stock has been listed on The NASDAQ Global Market under the symbol “SUPN” since May 1, 2012. Prior to that date, there was no public trading market for our common stock. The following table sets forth for the periods indicated the high and low intra-day sales prices per share of our common stock as reported on the Nasdaq Global Market.

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

The following graph sets forth the Company’s total cumulative stockholder return as compared to the NASDAQ Stock Market Composite Index and the NASDAQ Biotechnology Index, for the period beginning May 1, 2012 and ending December 31, 2015. Total stockholder return assumes $100 invested at the beginning of the period in the common stock of the Company, the stocks represented in the NASDAQ Composite Index and the NASDAQ Biotechnology Index, respectively. Total return assumes reinvestment of dividends; the Company has paid no dividends on its common stock. Historical price performance should not be relied upon as indicative of future stock performance.

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

The performance graph and related information shall not be deemed “soliciting material” or be “filed” with the Securities and Exchange Commission, nor shall such information be incorporated by reference into any future filing under the Securities Act or the Exchange Act, except to the extent that the Company specifically incorporates it by reference into such filing.

ITEM 6.  SELECTED FINANCIAL DATA (Restated).

The following selected financial data should be read together with the information under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and the notes to those consolidated financial statement included elsewhere in this Annual Report on Form 10-K/A. The selected statements of operations data for the years ended December 31, 2015, 2014 and 2013 and balance sheet data as of December 31, 2015 and 2014 set forth below have been derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K/A. The selected statement of operations data for the years ended December 31, 2012 and 2011 and the balance sheet data as of December 31, 2013, 2012 and 2011 set forth below has been derived from the audited consolidated financial statements for such year not included in this Annual Report on Form 10-K/A. The historical periods presented here are not necessarily indicative of future results.

Supernus Pharmaceuticals, Inc.

Consolidated Statements of Operations

(in thousands, except share and per share data)

	Year Ended December 31,
	2015 (Restated)	2014 (Restated)	2013	2012	2011
Revenue
Net product sales	$143,526	$89,571	$11,552	$—	$—
Royalty revenue	3,038	633	—	—	—
Licensing revenue	901	2,474	467	1,480	803
Total revenue	147,465	92,678	12,019	1,480	803
Costs and expenses
Cost of product sales	8,423	5,758	1,104	—	—
Research and development	29,135	19,586	17,245	23,517	30,627
Selling, general and administrative	89,063	72,612	55,590	20,132	7,928
Total costs and expenses	126,621	97,956	73,939	43,649	38,555
Operating income (loss)	20,844	(5,278)	(61,920)	(42,169)	(37,752)
Other income (expense)
Interest income	643	348	299	120	31
Interest expense	(1,229)	(4,963)	(7,849)	(3,575)	(1,866)
Interest expense — non-recourse liability related to sale of future royalties	(3,541)	(658)	—	—	—
Changes in fair value of derivative liabilities	193	2,809	(13,354)	(710)	85
Loss on extinguishment of debt	(2,338)	(2,592)	(9,550)	—	—
Other income	38	39	101	50	32
Total other expense	(6,234)	(5,017)	(30,353)	(4,115)	(1,718)
Earnings (loss) from continued operations before income tax	14,610	(10,295)	(92,273)	(46,284)	(39,470)
Income tax expense (benefit)	666	630	—	—	(16,245)
Income (loss) from continued operations	13,944	(10,925)	(92,273)	(46,284)	(23,225)
Income from discontinued operations, net of tax	—	—	—	—	2,188
Gain on disposal of discontinued operations, net of tax	—	—	—	—	74,852
Income (loss) from discontinued operations	—	—	—	—	77,040
Net Income (Loss)	13,944	(10,925)	(92,273)	(46,284)	53,815
Cumulative dividends on Series A convertible preferred stock	—	—	—	(1,143)	(3,430)
Net income (loss) attributable to common stockholders	$13,944	$(10,925)	$(92,273)	$(47,427)	$50,385
Income (loss) per common share:
Basic
Continuing operations	$0.29	$(0.26)	$(2.90)	$(2.72)	$(16.60)
Discontinued operations	—	—	—	—	47.99
Net income (loss)	0.29	(0.26)	(2.90)	(2.72)	31.39
Diluted
Continuing operations	$0.28	$(0.26)	$(2.90)	$(2.72)	$(16.60)
Discontinued operations	—	—	—	—	47.99
Net income (loss)	0.28	(0.26)	(2.90)	(2.72)	31.39
Weighted-average number of common shares outstanding:
Basic	47,485,258	42,260,896	31,848,299	17,440,910	1,605,324
Diluted	51,160,380	42,260,896	31,848,299	17,440,910	1,605,324

	Year Ended December 31,
	2015 (Restated)	2014 (Restated)	2013	2012	2011

Consolidated Balance Sheet Data, in thousands
Cash and cash equivalents and marketable securities	$62,190	$74,336	$82,191	$88,508	$48,544
Long term marketable securities	55,009	19,816	8,756	—	—
Working capital	49,012	80,603	70,761	68,479	30,629
Total assets	188,626	136,784	110,995	93,989	53,730
Convertible notes, net of discount	7,085	26,223	34,393	—	—
Non-recourse liability related to sale of future royalties	30,528	30,025	—	—	—
Secured notes payable, including current portion	—	—	—	22,897	29,486
Accumulated deficit	(175,509)	(189,453)	(178,528)	(86,255)	(39,971)
Total stockholders’ equity	88,007	40,699	33,464	57,570	9,443

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (Restated)

You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and related notes thereto appearing elsewhere in this Annual Report on Form 10-K/A. In addition to historical information, some of the information in this discussion and analysis contains forward-looking statements reflecting our current expectations and involves risk and uncertainties. For example, statements regarding our expectations as to our plans and strategy for our business, future financial performance, expense levels and liquidity sources are forward-looking statements. Our actual results and the timing of events could differ materially from those discussed in our forward-looking statements as a result of many factors, including those set forth under the “Risk Factors” section and elsewhere in this report.

Restatement of Previously Issued Financial Statements

This Management’s Discussion and Analysis of Financial Condition and Results of Operations gives effect to the revision and restatement adjustments made to the previously reported audited consolidated financial statements for the years ended December 31, 2015 and 2014.  For additional information and a detailed discussion of the revision and the restatement, see Note 2. “Restatement of Financial Statements” included in “Part II, Item 8 — Financial Statements and Supplementary Data,” of this Form 10-K/A.

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

Operating income for the year ended December 31, 2015 totaled $20.8 million compared to an operating loss of $5.3 million in 2014. Operating income increased by $26.1 million from year ended December 31, 2014 to year ended December 31, 2015.

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

Critical Accounting Policies and the Use of Estimates

The significant accounting policies and bases of presentation for our consolidated financial statements are described in Note 3 “Summary of Significant Accounting Policies.” The preparation of our consolidated financial statements in accordance with U.S. generally accepted accounting principles (GAAP) requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and the disclosure of contingent assets and liabilities. Actual results could differ from those estimates.

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

For a complete description of Trokendi XR and Oxtellar XR gross revenues and gross to net adjustments, see Part II, Item 8, Financial Statements and Supplemental Data, Note 3, Revenue Recognition.

Deferred Legal Fees

Deferred legal fees are comprised of costs incurred in connection with defense of patents for Oxtellar XR and Trokendi XR (see Part I, Item 3—Legal Proceedings).

Deferred legal fees have been incurred in connection with legal proceedings related to patents for Oxtellar XR and Trokendi XR (see Part II, Item 8—Financial Statements and Supplementary Data, Note 7). Amortization of the deferred legal fees will begin upon successful outcome of the on-going litigation. Deferred legal fees will be charged to expense in the event of an unsuccessful outcome of the on-going litigation.

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

Accounting for Non-Recourse Liability related to Sale of Future Royalties

In July 2014, we sold certain royalty rights for $30.0 million to HC Royalty related to the approved product Orenitram, marketed by United Therapeutics, Inc. Under the relevant accounting guidance, due to a limit on the rate of return that HC Royalty can earn under the arrangement, this transaction is accounted for as debt in accordance with ASC 470-10-25 and is amortized using the effective interest method over the expected life of the arrangement. We have no obligation to repay any amounts to HC Royalty. In order to record the amortization of the liability, we are required to estimate the total amount of future royalty payments to be received by HC Royalty under the License Agreement. The sum of these amounts less the net proceeds we received of $30.0 million will be recorded as non-cash interest expense over the life of the liability. Consequently, we impute interest on the unamortized portion of the liability and record non-cash interest expense using an imputed effective interest rate. We will periodically assess the expected royalty payments, and to the extent such payments are greater or less than our initial estimate, we will adjust the amortization of the liability and interest rate. As a result of this accounting, even though we do not retain HC Royalty’s share of the royalties, we will continue to record non-cash revenue related to those royalties until the amount of the associated liability and related interest is fully amortized.

Results of Operations

Comparison of the year ended December 31, 2015 and December 31, 2014

	Year Ended December 31,
	2015 (Restated)	2014 (Restated)	Increase/ (decrease)
	(in thousands)
Revenues:
Net product sales	$143,526	$89,571	53,955
Royalty revenue	3,038	633	2,405
Licensing revenue	901	2,474	(1,573)
Total revenues	147,465	92,678
Costs and expenses
Cost of product sales	8,423	5,758	2,665
Research and development	29,135	19,586	9,549
Selling, general and administrative	89,063	72,612	16,451
Total costs and expenses	126,621	97,956
Operating income (loss)	20,844	(5,278)
Other income (expense)
Interest income and other income, net	681	387	294
Interest expense	(1,229)	(4,963)	3,734
Interest expense — non-recourse liability related to sale of future royalties	(3,541)	(658)	(2,883)
Changes in fair value of derivative liabilities	193	2,809	(2,616)
Loss on extinguishment of debt	(2,338)	(2,592)	254
Total other expenses	(6,234)	(5,017)
Earnings (loss) before income taxes	14,610	(10,295)
Income tax	666	630	36
Net income (loss)	$13,944	$(10,925)

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

Royalty Revenue (Restated).  Revenue of $3.0 million and $0.6 million generated during the year ended December 31, 2015 and December 31, 2014, respectively, was non-cash revenue generated pursuant to an agreement with HC Royalty.

Licensing Revenue.  Total licensing revenue for the year ended December 31, 2015 was $0.9 million. There was $0.8 million in revenue generated from achievement of milestones in the year ended December 31, 2015. The Company recognized $2.5 million in licensing revenue in 2014. This consisted primarily of the United Therapeutics Corporation milestone payment of $2.0 million under the license agreement with the Company.

Research and Development Expense.  Research and development expenses during the year ended December 31, 2015 were $29.1 million as compared to $19.6 million for the year ended December 31, 2014, an increase of $9.5 million or 48.5%. This increase is due to preclinical and clinical trials and manufacturing scale up activities for both of our product candidates, SPN-810 and SPN-812. During 2015, we initiated two Phase III trials for SPN-810 and a Phase IIb trial for SPN-812. We expect R&D costs to increase significantly in 2016 and beyond, as we continue to advance these trials and the related development activities for both of these programs.

Selling, General and Administrative Expenses (Restated).  Our selling, general and administrative expenses were $89.0 million during the year ended December 31, 2015 as compared to $72.6 million for the year ended December 31, 2014, an increase of $16.4 million or 22.6%. The increase in SG&A expenses is primarily due the continued expansion of our sales and marketing efforts for both Trokendi XR and Oxtellar XR, including promotional material and grants. In addition, we expended effort to prepare for the launch of the migraine indication for Trokendi XR in 2016.

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

Interest Expense — Non-recourse Liability Related to Sale of Future Royalties.  Interest expense related to our royalty liability was $3.5 million during the year ended December 31, 2015 as compared to $0.7 million for the year ended December 31, 2014. The increase of $2.8 million for this non-cash expense item was primarily due to an increase in the expected royalties forecast related to Orenitram and the fact that the agreement was entered into in July 2014 and was in place for all of 2015.

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

Income Tax.  During the year ended December 31, 2015, we recorded $0.7 million of current tax expense related primarily to an increase in our reserve for an uncertain tax position related to the Alternative Minimum Tax.

Net Income (Loss).  We realized net income of $14.0 million during the year ended December 31, 2015, compared to a net loss of $10.9 million during the year ended December 31, 2014, an increase of $24.9 million. This change was primarily due to the revenue generated from our two commercial products, Oxtellar XR and Trokendi XR, offset by increased expenses incurred in preparing for the late stage studies for two product candidates and an increase in marketing expenditures associated with ongoing support of Oxtellar XR and Trokendi XR.

Comparison of the year ended December 31, 2014 and December 31, 2013

	Year Ended December 31,
	2014 (Restated)	2013	Increase/ (decrease)
	(in thousands)
Revenues:
Net product sales	$89,571	$11,552	78,019
Royalty revenue	633	—	633
Licensing revenue	2,474	467	2,007
Total revenues	92,678	12,019
Costs and expenses
Cost of product sales	5,758	1,104	4,654
Research and development	19,586	17,245	2,341
Selling, general and administrative	72,612	55,590	17,022
Total costs and expenses	97,956	73,939
Operating loss	(5,278)	(61,920)
Other income (expense)
Interest income and other income (expense), net	387	400	(13)
Interest expense	(4,963)	(7,849)	2,886
Interest expense- non-recourse liability related to future liabilities	(658)	—	(658)
Changes in fair value of derivative liabilities	2,809	(13,354)	16,163
Loss on extinguishment of debt	(2,592)	(9,550)	6,958
Total other expenses	(5,017)	(30,353)
Loss before income taxes	(10,295)	(92,273)
Income tax expense	630	—	630
Net Loss	$(10,925)	$(92,273)

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

Royalty Revenue (Restated).  Revenue of $0.6 million generated during the year ended December 31, 2014 was non-cash revenue generated pursuant to an agreement with HC Royalty that we entered into in July 2014.

Licensing Revenue.  The licensing revenue for the year ended December 31, 2014 consisted primarily of the United Therapeutics Corporation milestone payment of $2.0 million under the license agreement with the Company. There was no revenue generated from the achievement of milestones in the year ended December 31, 2013.

Research and Development Expense.  Research and development expenses during the year ended December 31, 2014 were $19.6 million as compared to $17.2 million for the year ended December 31, 2013, an increase of $2.4 million or 14.0%. This increase is due to preclinical trials, clinical trials and manufacturing scale up for both of our product candidates, SPN-810 and SPN-812.

Selling, General and Administrative Expenses (Restated).  Our selling, general and administrative expenses were $72.6 million during the year ended December 31, 2014 as compared to $55.6 million for the year ended December 31, 2013, an increase of $17.0 million or 30.6%. This increase was mainly due to increased compensation and travel expense due to the expansion of our sales force during the year ended December 31, 2014, coupled with increased marketing expenses such as sample distribution to support the growth of Oxtellar XR and Trokendi XR.

Interest Expense.  Interest expense decreased from $7.8 million for the year ended December 31, 2013 to $5.0 million during the year ended December 31, 2014. The decrease of $2.8 million was primarily due to a decrease in the principal amount of our outstanding Notes, from $49.5 million at January 1, 2014 to $36.1 million at December 31, 2014.

Interest Expense — Non-recourse Liability Related to Sale of Future Royalties.  Interest expense related to our royalty liability was $0.7 million during the year ended December 31, 2014 as compared to zero for the year ended December 31, 2013. The increase for this non-cash expense item was due the fact that this agreement was entered into in July 2014.

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

Income Tax.  During the year ended December 31, 2014, we recorded $0.6 million of current tax expense related primarily to the establishment of a reserve for an uncertain tax position related to the Alternative Minimum Tax.

Net Loss.  We realized a net loss of $10.9 million during the year ended December 31, 2014 as compared to a net loss of $92.3 million during the year ended December 31, 2013, a change of $81.4 million. This decrease in net loss was primarily due to revenue generated from our two commercial products, Oxtellar XR and Trokendi XR, partially offset by increased expenses incurred associated with the expansion of our sales force, higher marketing expenses, and increased research and development expenses.

Liquidity and Capital Resources (Restated)

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

Our working capital at December 31, 2015 was $49.0 million, a decrease of $31.6 million compared to our working capital of $80.6 million at December 31, 2014. Our long term marketable securities at December 31, 2015 were $55.0 million, an increase of $35.2 million compared to our long term marketable securities of $19.8 million at December 31, 2014.

Our stockholders’ equity increased by $47.3 million during the year ended December 31, 2015 primarily as a result of the issuance of shares related to the conversion of our Notes.

In July 2014, we entered into a Royalty Interest Acquisition Agreement with HC Royalty (the “Agreement”). Pursuant to the Agreement, HC Royalty paid us $30.0 million in consideration for acquiring certain royalty and milestone rights related to the commercialization of Orenitram (treprostinil) Extended-Release Tablets by United Therapeutics Corporation. Full ownership of the royalty rights will revert back to us if a certain threshold is reached per the terms of the Agreement.

In addition to income from operations, we historically financed our business through the sale of our debt and equity securities. Our two most recent financings occurred on May 3, 2013, when we issued $90.0 million aggregate principal amount of Notes to qualified institutional buyers, the initial purchasers of the Notes (Initial Purchasers) and in July 2014, when we raised $30.0 million through a non-recourse liability related to the sale of future royalties.

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

On December 17, 2014, the SEC declared effective our registration statement on Form S-3. We have not sold any securities under the registration statement and as of the filing date of this Amended Form 10-K, we are no longer eligible to use the Form S-3 registration statement to sell any securities.

Cash Flows

The following table sets forth the major sources and uses of cash for the periods set forth below summarized, in thousands:

	Year Ended December 31,
	2015 (Restated)	2014 (Restated)	Increase/ (decrease)
Net cash provided by (used in):
Operating activities	$34,524	$(24,495)	59,019
Investing activities	(39,289)	(2,659)	(36,630)
Financing activities	1,867	30,570	(28,703)
Net (decrease) increase in cash and cash equivalents	$(2,898)	$3,416

Operating Activities

Net cash provided by/used in operating activities is comprised of two components; cash provided by operating income/loss and cash provided by/used in changes in working capital. Results for the years ended December 31, 2015 and December 31, 2014 are summarized below, in thousands:

	Year Ended December 31,
	2015 (Restated)	2014 (Restated)	Increase/ (decrease)
Cash provided by (used in) operating income	$22,351	$(5,396)	27,747
Cash provided by (used in) changes in working capital	12,173	(19,099)	31,272
Net cash provided by (used in) operating activities	$34,524	$(24,495)

The increase in net cash provided by operating activities is primarily driven by increased revenue generated from the sale of Trokendi XR and Oxtellar XR.

The increase in cash provided by changes in working capital is primarily driven by increased net sales deductions associated with our increased revenue.

The changes in certain operating assets and liabilities are, in thousands:

	Year Ended December 31,
	2015 (Restated)	2014 (Restated)	Explanation of Change
Increase in accounts receivable	$(8,638)	$(12,216)	Shipment of additional product to wholesalers.
Decrease (increase) in inventory	854	(6,289)	Change in product inventory.
Increase in prepaid expenses and other assets	(1,582)	(1,144)	Increase in activity to support commercial products.
Increase in accounts payable and accrued expenses	20,901	7,438	Increase in net sales deductions.
Increase (decrease) in deferred product and licensing revenue	149	(8,086)	The 2014 change relates to the transition of Trokendi XR revenue recognition to be based on shipments to wholesalers.
Other	489	1,198
	$12,173	$(19,099)

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

Net cash used in investing activities for the year ended December 31, 2015 of $39.3 million related to net purchase of marketable securities of $26.3 million, deferred legal fees of $10.9 million and property and equipment purchases of $2.1 million. Net cash used in investing activities for the year ended December 31, 2014 consisted of deferred legal fees of $2.3 million and property and equipment purchases of $0.6 million, offset by net sales and maturities of marketable securities of $0.2 million.

Financing Activities

Net cash provided by financing activities for the year ended December 31, 2015 was $1.9 million, resulting from proceeds received from stock option exercises. Net cash provided by financing activities for the year ended December 31, 2014 was $30.6 million, consisting primarily of a $30.0 million payment received from HC Royalty and proceeds received from stock option exercises.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations and commitments as of December 31, 2015 (except as noted below), in thousands:

Contractual Obligations	Less than 1 Year	1 - 3 Years	3 - 5 Years	Greater than 5 Years	Total
Convertible Senior Secured Notes	$—	$—	$8,537	$—	$8,537
Interest on Convertible Notes	640	1,281	373	—	2,294
Operating leases(1)	1,430	2,604	1,795	—	5,829
Purchase obligations(2)	4,111	—	—	—	4,111
Total(3)	$6,181	$3,885	$10,705	$—	$20,771

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

In addition to the above table, we are contractually obligated to allow all royalty payments earned under a licensing agreement with United Therapeutics Corporation to be paid to HC Royalty. Although we have recorded a liability of $30.5 million at December 31, 2015 related to this obligation, it is a non-recourse liability for which we have no obligation to make any payments to HC Royalty. Accordingly, this obligation will have no impact on our liquidity at any time. As a result, the non-recourse liability has not been included in the table above.

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

Recently Issued Accounting Pronouncements

For a discussion of new accounting pronouncements, see Note 3 in the notes to the consolidated financial statements in Part II, Item 8 of this report.

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

Supernus Pharmaceuticals, Inc.

Consolidated Financial Statements

Years ended December 31, 2015, 2014 and 2013

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Supernus Pharmaceuticals, Inc.

We have audited the accompanying consolidated balance sheet of Supernus Pharmaceuticals, Inc. and subsidiary (the Company) as of December 31, 2015, and the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

As discussed in Note 2 to the consolidated financial statements, the consolidated financial statements for the year ended December 31, 2015 have been restated to correct for errors in accounting for a sale of future royalty revenues.

/s/ KPMG LLP

Baltimore, Maryland

March 8, 2016, except as to Note 2, which is as of January 20, 2017

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Supernus Pharmaceuticals, Inc.

We have audited the accompanying consolidated balance sheets of Supernus Pharmaceuticals, Inc. as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Supernus Pharmaceuticals, Inc. at December 31, 2014 and 2013, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 to the consolidated financial statements, the accompanying consolidated balance sheet as of December 31, 2014, and the related statement of operations, changes in stockholders’ equity, and cash flows for the year ended December 31, 2014 have been restated to correct an error in the accounting for the sale of future royalty revenues.

/s/ Ernst & Young LLP

McLean, Virginia

March 12, 2015, except for Note 2, as to which the date is January 20, 2017

Supernus Pharmaceuticals, Inc.

Consolidated Balance Sheets

(in thousands, except share amounts)

	December 31,
	2015 (Restated)	2014 (Restated)
Assets
Current assets:
Cash and cash equivalents	$33,498	$36,396
Marketable securities	28,692	37,940
Accounts receivable, net	25,908	17,270
Inventories, net	12,587	13,441
Prepaid expenses and other current assets	5,261	3,679
Total current assets	105,946	108,726
Long term marketable securities	55,009	19,816
Property and equipment, net	3,874	2,448
Deferred legal fees	22,503	5,209
Intangible assets, net	976	225
Other non-current assets	318	360
Total assets	$188,626	$136,784
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,314	$1,863
Accrued sales deductions	26,794	8,461
Accrued expenses	25,153	17,656
Non-recourse liability related to sale of future royalties, current portion	497	—
Deferred licensing revenue	176	143
Total current liabilities	56,934	28,123
Deferred licensing revenue, net of current portion	1,390	1,274
Convertible notes, net of discount	7,085	26,223
Non-recourse liability related to sale of future royalties, long term	30,031	30,025
Other non-current liabilities	4,325	3,876
Derivative liabilities	854	6,564
Total liabilities	100,619	96,085
Stockholders’ equity:
Common stock, $0.001 par value, 130,000,000 shares authorized at December 31, 2015 and 2014; 49,004,674 and 42,974,463 shares issued and outstanding at December 31, 2015 and 2014, respectively	49	43
Additional paid-in capital	263,955	230,263
Accumulated other comprehensive loss	(488)	(154)
Accumulated deficit	(175,509)	(189,453)
Total stockholders’ equity	88,007	40,699
Total liabilities and stockholders’ equity	$188,626	$136,784

See accompanying notes.

Supernus Pharmaceuticals, Inc.

Consolidated Statements of Operations

(in thousands, except share and per share data)

	Year Ended December 31,
	2015 (Restated)	2014 (Restated)	2013
Revenue
Net product sales	$143,526	$89,571	$11,552
Royalty revenue	3,038	633	—
Licensing revenue	901	2,474	467
Total revenue	147,465	92,678	12,019
Costs and expenses
Cost of product sales	8,423	5,758	1,104
Research and development	29,135	19,586	17,245
Selling, general and administrative	89,063	72,612	55,590
Total costs and expenses	126,621	97,956	73,939
Operating income (loss)	20,844	(5,278)	(61,920)
Other income (expense)
Interest income	643	348	299
Interest expense	(1,229)	(4,963)	(7,849)
Interest expense — non-recourse liability related to sale of future royalties	(3,541)	(658)	—
Changes in fair value of derivative liabilities	193	2,809	(13,354)
Loss on extinguishment of debt	(2,338)	(2,592)	(9,550)
Other income	38	39	101
Total other expense	(6,234)	(5,017)	(30,353)
Earnings (loss) before income taxes	14,610	(10,295)	(92,273)
Income tax expense	666	630	—
Net income (loss)	$13,944	$(10,925)	$(92,273)
Income (loss) per common share:
Basic	$0.29	$(0.26)	$(2.90)
Diluted	$0.28	$(0.26)	$(2.90)
Weighted-average number of common shares outstanding:
Basic	47,485,258	42,260,896	31,848,299
Diluted	51,160,380	42,260,896	31,848,299

See accompanying notes.

Supernus Pharmaceuticals, Inc.

Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

	Year Ended December 31,
	2015 (Restated)	2014 (Restated)	2013
Net income (loss)	$13,944	$(10,925)	$(92,273)
Other comprehensive (loss) income:
Unrealized net (loss) gain on marketable securities	(334)	(154)	57
Other comprehensive (loss) income:	(334)	(154)	57
Comprehensive income (loss)	$13,610	$(11,079)	$(92,216)

See accompanying notes.

Supernus Pharmaceuticals, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

(in thousands, except share data)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance, December 31, 2012	30,621,869	$31	$143,851	$(57)	$(86,255)	$57,570
Exercise of over allotment from secondary offering	239,432	—	1,791	—	—	1,791
Share-based compensation	—	—	1,913	—	—	1,913
Issuance of employee stock purchase plan shares	81,370	—	444	—	—	444
Exercise of stock options	62,513	—	78	—	—	78
Equity conversion feature on issuance of convertible notes, less issuance costs of $869	—	—	21,467	—	—	21,467
Equity issued on conversion of convertible notes	8,978,253	9	42,408	—	—	42,417
Net loss	—	—	—	—	(92,273)	(92,273)
Other comprehensive income (loss)	—	—	—	57	—	57
Balance, December 31, 2013	39,983,437	40	211,952	—	(178,528)	33,464
Share-based compensation	—	—	2,857	—	—	2,857
Issuance of employee stock purchase plan shares	76,333	—	516	—	—	516
Exercise of stock options	17,627	—	54	—	—	54
Equity issued on conversion of convertible notes	2,897,066	3	14,884	—	—	14,887
Net loss (Restated)	—	—	—	—	(10,925)	(10,925)
Other comprehensive income (loss)	—	—	—	(154)	—	(154)
Balance, December 31, 2014 (Restated)	42,974,463	43	230,263	(154)	(189,453)	40,699
Share-based compensation	—	—	4,090	—	—	4,090
Issuance of employee stock purchase plan shares	98,986	—	930	—	—	930
Exercise of stock options	205,640	—	937	—	—	937
Equity issued on conversion of convertible notes	5,693,062	6	27,083	—	—	27,089
Exercise of warrants	32,523	—	652	—	—	652
Net income (Restated)	—	—	—	—	13,944	13,944
Other comprehensive income (loss)	—	—	—	(334)	—	(334)
Balance, December 31, 2015 (Restated)	49,004,674	$49	$263,955	$(488)	$(175,509)	$88,007

See accompanying notes.

Supernus Pharmaceuticals, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2015 (Restated)	2014 (Restated)	2013
Cash flows from operating activities
Net income (loss)	$13,944	$(10,925)	$(92,273)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Loss on extinguishment of debt	2,338	2,592	9,550
Change in fair value of derivative liability	(193)	(2,809)	13,354
Unrealized (loss) gain on marketable securities	—	(154)	57
Depreciation and amortization	921	928	742
Amortization of deferred financing costs and debt discount	748	2,090	3,033
Non-cash interest expense on non-recourse liability related to sale of future royalties	3,541	658	—
Non-cash royalty revenue	(3,038)	(633)	—
Share-based compensation expense	4,090	2,857	1,913
Changes in operating assets and liabilities:
Accounts receivable	(8,638)	(12,216)	(5,043)
Inventories	854	(6,289)	(6,000)
Prepaid expenses and other assets	(1,582)	(1,144)	(889)
Accounts payable	2,061	(2,054)	336
Accrued sales deduction	18,333	7,461	1,000
Accrued expenses	507	2,031	7,156
Deferred product revenue, net	—	(7,882)	7,883
Deferred licensing revenue	149	(204)	803
Other non-current liabilities	489	1,198	429
Net cash provided by (used in) operating activities	34,524	(24,495)	(57,949)
Cash flows from investing activities
Purchases of marketable securities	(63,859)	(53,262)	(85,567)
Sales and maturities of marketable securities	37,581	53,473	75,806
Purchases of property and equipment	(2,104)	(593)	(1,646)
Deferred legal fees	(10,907)	(2,277)	(705)
Net cash used in investing activities	(39,289)	(2,659)	(12,112)
Cash flows from financing activities
Proceeds from issuance of common stock	1,867	571	2,437
Proceeds from convertible debt issuance	—	—	90,000
Cash settlement of debt to equity conversion	—	(1)	(1,727)
Repayment of secured notes payable	—	—	(24,344)
Financing costs and underwriters discounts	—	—	(3,627)
Proceeds from sale of future royalties	—	30,000	—
Net cash provided by financing activities	1,867	30,570	62,739
Net change in cash and cash equivalents	(2,898)	3,416	(7,322)
Cash and cash equivalents at beginning of year	36,396	32,980	40,302
Cash and cash equivalents at end of year	$33,498	$36,396	$32,980
Supplemental cash flow information:
Cash paid for interest	$825	$2,854	$4,313
Noncash financial activity:
Conversion of convertible notes and interest make-whole	$27,089	$14,887	$42,417
Initial value of interest make-whole derivative issued in connection with the convertible debt	$—	$—	$9,270
Initial value of conversion option reported in equity	$—	$—	$22,336
Exercise of warrants	$652	$—	$—
Deferred legal fees included in accrued expenses	$9,789	$2,228	$—

See accompanying notes.

Supernus Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Restated)

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

The Company commenced the commercialization of Oxtellar XR and Trokendi XR in 2013.

2.  Restatement of Financial Statements

In July 2014, the Company entered into a royalty monetization transaction and recorded the transaction as revenue. In October 2016, the Company submitted to the U.S. Securities and Exchange Commission’s (the SEC) Office of the Chief Accountant (the OCA) a request for post-accounting review of the royalty monetization transaction. On November 9, 2016, the OCA completed its review and informed the Company that the royalty monetization transaction should have been recorded as a debt obligation in 2014. As a result, on November 10, 2016, the Company’s Audit Committee concluded that the Company’s financial statements for the years ended December 31, 2014 and December 31, 2015, and the interim quarterly reports in those years beginning with the third quarter of 2014, and the interim quarterly reports for the first and second quarters in 2016, and related reports of the Company’s independent registered public accounting firms thereon, should no longer be relied upon and will be restated.

The Company is restating in this Annual Report its financial statements for the years ended December 31, 2015 and 2014. This restatement results in noncash, financial statement corrections and will have no impact on the Company’s current or previously reported cash and marketable securities position or net product sales.

The Company has also made corrections to reflect (i) the recording during the fourth quarter of 2014 of a current tax expense related to an increase in our reserve for an uncertain tax position related to alternative minimum taxes that had been previously recognized in the second quarter of 2015 and (ii) an increase in Selling, General and Administrative Expense in 2014 which is fully offset by a corresponding decrease in Selling, General and Administrative Expense in 2015. This adjustment is the result of the recognition of stock compensation expense over a period of twelve months as opposed to four years related to certain option grants granted in January 2014. Additionally, during the first quarter of 2015, the Company purchased a Certificate of Deposit (CD) that has been continually renewed on a quarterly basis. This CD has 91 days to maturity and the Company incorrectly classified this amount as cash and cash equivalents on the balance sheets at March 31, 2015, June 30, 2015, September 30, 2015 and December 31, 2015. We have corrected the balance sheets in all periods to reflect the reclassification from cash and cash equivalents to current marketable securities. An adjustment was made to the Statement of Cash Flows for the years ended December 31, 2015 and 2014 to change cash used in investing activities, with an offset to cash provided by operations for certain accrued legal fees that have been deferred.

The impact of the restatement and other corrections on the Consolidated Balance Sheet, Consolidated Statement of Operations and Consolidated Statement of Cash Flows as of and for the years ended December 31, 2015 and 2014 is presented below, in thousands, except share and per share data.

Year Ended December 31, 2015

	As Previously	Restatement	Other
	Reported	Adjustments	Corrections	As Restated
Consolidated Statement of Operations

Royalty revenue	$—	$3,038	$	$3,038
Total revenue	144,427	3,038		147,465
Selling, general and administrative	89,204		(141)	89,063
Total costs and expenses	126,762		(141)	126,621
Operating income	17,665	3,038	141	20,844
Interest expense — non-recourse liability related to sale of future royalties	—	(3,541)		(3,541)
Total other expense	(2,693)	(3,541)		(6,234)
Earnings before income taxes	14,972	(503)	141	14,610
Income tax expense	956		(290)	666
Net income	14,016	(503)	431	13,944
Income per common share: Basic	0.30	(0.01)		0.29

Year Ended December 31, 2015

	As Previously	Restatement	Other
	Reported	Adjustments	Corrections	As Restated
Consolidated Statements of Cash Flows

Net cash provided by operating activities	$32,123		$2,401	$34,524
Net cash used in investing activities	(36,234)		(3,055)	(39,289)
Net change in cash and cash equivalents	(2,244)		(654)	(2,898)

As of December 31, 2015

	As Previously	Restatement	Other
	Reported	Adjustments	Corrections	As Restated
Consolidated Balance Sheet

Cash and cash equivalents	$34,152		$(654)	$33,498
Marketable securities	28,038		654	28,692
Accrued expenses	24,813		340	25,153
Non-recourse liability related to sale of future royalties — current portion	—	497		497
Total current liabilities	56,097	497	340	56,934
Non-recourse liability related to sale of future royalties — long term	—	30,031		30,031
Total liabilities	69,751	30,528	340	100,619
Accumulated deficit	(144,641)	(30,528)	(340)	(175,509)
Total stockholders’ equity	118,875	(30,528)	(340)	88,007

Year Ended December 31, 2014

	As Previously	Restatement	Other
	Reported	Adjustments	Corrections	As Restated
Consolidated Statement of Operations

Royalty revenue	$—	$633	$	$633
Revenue from royalty agreement	30,000	(30,000)		—
Total revenue	122,045	(29,367)		92,678
Selling, general and administrative	72,471		141	72,612
Total costs and expenses	97,815		141	97,956
Operating income (loss)	24,230	(29,367)	(141)	(5,278)
Interest expense — non-recourse liability related to sale of future royalties	—	(658)		(658)
Total other expense	(4,359)	(658)		(5,017)
Earnings (loss) before income taxes	19,871	(30,025)	(141)	(10,295)
Income tax expense	—		630	630
Net Income (loss)	19,871	(30,025)	(771)	(10,925)
Income (loss) per common share: Basic	0.47	(0.73)		(0.26)
Income (loss) per common share: Diluted	0.32	(0.58)		(0.26)
Weighted average number of common shares - Diluted	50,583,511	(8,322,615)		42,260,896

Year Ended December 31, 2014

	As Previously	Restatement	Other
	Reported	Adjustments	Corrections	As Restated
Consolidated Statements of Cash Flows

Net cash provided by (used in) operating activities	$7,733	$(30,000)	$(2,228)	$(24,495)
Net cash used in investing activities	(4,887)		2,228	(2,659)
Net cash provided by financing activities	570	30,000		30,570

As of December 31, 2014

	As Previously	Restatement	Other
	Reported	Adjustments	Corrections	As Restated
Consolidated Balance Sheet

Accrued expenses	17,026		630	17,656
Total current liabilities	27,493		630	28,123
Non-recourse liability related to sale of future royalties — long term	—	30,025		30,025
Total liabilities	65,430	30,025	630	96,085
Additional paid-in capital	230,122		141	230,263
Accumulated deficit	(158,657)	(30,025)	(771)	(189,453)
Total stockholders’ equity	71,354	(30,025)	(630)	40,699

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

Use of Estimates

The preparation of the financial statements in accordance with U.S. GAAP requires the Company to make estimates and judgments in certain circumstances that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. In preparing these consolidated financial statements, management has made its best estimates and judgments of certain amounts included in the financial statements, giving due consideration to materiality. On an ongoing basis, the Company evaluates its estimates, including those related to revenue recognition, future royalty revenue related to Orenitram net product sales, accrued sales deductions, fair value of financial assets and liabilities, derivative liabilities, common stock options, income taxes, preclinical study and clinical trial accruals, and other contingencies. Management bases its estimates on historical experience or on various other assumptions, including information received from its service providers and independent valuation consultants, which it believes to be reasonable under the circumstances. Actual results could differ from these estimates.

Cash and Cash Equivalents

The Company considers all investments in highly liquid financial instruments with an original maturity of three months or less to be cash equivalents.

Marketable Securities

Marketable securities consist of investments in U.S. Treasuries Certificate of Deposit, various U.S. governmental agency debt securities, corporate bonds and other fixed income securities. The Company’s investments are classified as available for sale. Such securities are carried at estimated fair value, with any unrealized holding gains or losses reported, net of any tax effects reported, as accumulated other comprehensive income, which is a separate component of stockholders’ equity. Realized gains and losses, and declines in value judged to be other-than-temporary, if any, are included in consolidated results of operations. A decline in the market value of any available for sale security below cost that is deemed to be other-than-temporary results in a reduction in fair value, which is charged to earnings in that period, and a new cost basis for the security is established. Dividend and interest income is recognized when earned. The cost of securities sold is calculated using the specific identification method. The Company places all investments with government, industrial, or financial institutions whose debt is rated as investment grade. The Company classifies all available-for-sale marketable securities with maturities greater than one year from the balance sheet date as non-current assets.

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

Deferred Legal Fees

Deferred legal fees have been incurred in connection with legal proceedings related to patents for Oxtellar XR and Trokendi XR (see Note 7). Amortization of the deferred legal fees will begin upon successful outcome of the on-going litigation. Deferred legal fees will be charged to expense in the event of an unsuccessful outcome of the on-going litigation.

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

Impairment of Long-Lived Assets

Long-lived assets consist primarily of purchased patents, deferred legal fees, and property and equipment. The Company assesses the recoverability of its long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If indications of impairment exist, projected future undiscounted cash flows associated with the asset are compared to the carrying amount to determine whether the asset’s value is recoverable. Evaluating for impairment requires judgment, including the estimation of future cash flows, future growth rates and profitability and the expected life over which cash flows will occur. Changes in the Company’s business strategy or adverse changes in market conditions could impact impairment analyses and require the recognition of an impairment charge equal to the excess of the carrying value of the long-lived assets over its estimated fair value. For the years ended December 31, 2015, 2014, and 2013, the Company determined that there was no impairment of the Company’s long-lived assets.

Deferred Financing Costs

Deferred financing costs consist of financing costs incurred by the Company in connection with the closing of the Company’s 7.50% Convertible Senior Secured Notes and Secured Notes Payable (see Note 9). The Company amortizes deferred financing costs over the term of the related debt using the effective interest method. When extinguishing debt, the related deferred financing costs are written off.

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

Royalty Revenue

In the third quarter of 2014, the Company received a $30.0 million payment pursuant to a royalty agreement related to the purchase by HC Royalty of certain of the Company’s rights under the agreement with United Therapeutics Corporation related to the commercialization of Orenitram. We have recorded a non-recourse liability related to this transaction and have begun to amortize this amount to recognize royalty revenue as royalties are received by HC Royalty from United Therapeutics. We also recognize non-cash interest expense related to this liability that accrues at an effective interest rate determined based on projections of HC Royalty’s rate of return. We recognized royalty revenue of $3.0 million and $0.6 million for the years ended December 31, 2015 and 2014, respectively. We recognized interest expense of $3.5 million and $0.7 million for the years ended December 31, 2015 and 2014, respectively.

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

•                  substantive effort on the partner’s part is involved in achieving the milestone; and

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

Research and Development Costs

Research and development costs are expensed as incurred. Research and development costs primarily consist of employee-related expenses, including salaries and benefits; share-based compensation expense; expenses incurred under agreements with clinical research organizations (CROs), investigative sites, and consultants that conduct the Company’s clinical trials; the cost of acquiring and manufacturing clinical trial materials; the cost of manufacturing materials used in process validation, to the extent that those materials are manufactured prior to receiving regulatory approval for those products and are not expected to be sold commercially, facilities costs that do not have an alternative future use; related depreciation and other allocated expenses; license fees for and milestone payments related to in-licensed products and technologies; and costs associated with animal testing activities and regulatory approvals.

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

The Company records the expense for stock option grants to non-employees based on the estimated fair value of the stock option using the Black-Scholes option-pricing model. The fair value of non-employee awards is re-measured at each reporting period. As a result, stock compensation expense for non-employee awards with vesting is affected by subsequent changes in the fair value of the Company’s common stock.

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

Recently Issued Accounting Pronouncements

In November 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes”. The standard requires that deferred tax assets and liabilities be classified as noncurrent on the balance sheet rather than being separated into current and noncurrent. ASU 2015-17 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. Early adoption is permitted and the standard may be applied either retrospectively or on a prospective basis to all deferred tax assets and liabilities. We early adopted ASU 2015-17 during our fourth quarter of fiscal year 2015 on a prospective basis. Accordingly, we reclassified the current deferred taxes to noncurrent on our December 31, 2015 Consolidated Balance Sheet, eliminating the presentation of the offsetting $0.2 million current deferred tax asset and non-current deferred tax liability.

In July 2015, the FASB issued ASU No. 2015-11, “Inventory (Topic 330): Simplifying the Measurement of Inventory.” Under this new guidance, entities that measure inventory using any method other than last-in, first-out or the retail inventory method will be required to measure inventory at the lower of cost and net realizable value. The amendments in this ASU, which should be applied prospectively, are effective for annual and interim periods beginning after December 15, 2016. Early adoption is permitted. The Company is currently in the process of evaluating the impact of adoption of ASU No. 2015-11 on our consolidated financial statements and related disclosures.

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

In April 2015, the FASB issued ASU No. 2015-03, “Simplifying the Presentation of Debt Issuance Costs.” This ASU more closely aligns the treatment of debt issuance costs with debt discounts and premiums and requires debt issuance costs be presented as a direct deduction from the carrying amount of the related debt. The amendments in this ASU are effective for financial statements issued for fiscal years beginning after December 15, 2015 and interim periods within those fiscal years. This guidance has been applied on a retrospective basis and the impact is reflected in the as previously reported column in Note 2. The adoption of ASU No. 2015-03 resulted in a reclassification of deferred financing costs of $724,000 and $104,000 from asset to liability classification on the Company’s consolidated financial statements as of December 31, 2014 and December 31, 2015, respectively.

In August 2014, the FASB issued ASU No. 2014-15, “Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern”. The new standard requires management to perform interim and annual assessments of an entity’s ability to continue to meet its obligations as they become due within one year after the date that the financial statements are issued. ASU 2014-15 is effective for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted. We do not believe the adoption of the new standard will have a significant impact on our consolidated financial statements.

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

In accordance with the fair value hierarchy described above, the following tables show the fair value of the Company’s financial assets and liabilities that are required to be measured at fair value, in thousands (Restated):

	Fair Value Measurements at December 31, 2015
	Total Carrying Value at December 31, 2015	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$33,498	$33,498	$—	$—
Marketable securities	28,692	654	28,038	—
Long term marketable securities	55,009	—	55,009	—
Marketable securities—restricted (SERP)	263	—	263	—
Total assets at fair value	$117,462	$34,152	$83,310	$—
Liabilities:
Derivative liabilities	$854	$—	$—	$854

	Fair Value Measurements at December 31, 2014
	Total Carrying Value at December 31, 2014	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$36,396	$36,396	$—	$—
Marketable securities	37,940	—	37,940	—
Long term marketable securities	19,816	—	19,816	—
Marketable securities—restricted (SERP)	305	—	305	—
Total assets at fair value	$94,457	$36,396	$58,061	$—
Liabilities:
Derivative liabilities	$6,564	$—	$—	$6,564

The fair value of the restricted marketable securities is included within other non-current assets in the consolidated balance sheets.

The Company’s Level 1 assets include cash held with bank, Certificate of Deposit, and money market funds.

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

Changes in the fair value of the warrants and the interest make-whole liability are recognized as a component of Other Income (Expense) in the Consolidated Statements of Operations. The following table presents information about the Company’s Level 3 liabilities as of December 31, 2014 and December 31, 2015 that are included in the Non-Current Liabilities section of the Consolidated Balance Sheets, in thousands:

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

Unrestricted marketable securities held by the Company were as follows, in thousands (restated):

At December 31, 2015:

Available for Sale	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate debt securities	$84,189	5	(493)	$83,701

At December 31, 2014:

Available for Sale	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate debt securities	$57,910	4	(158)	$57,756

The contractual maturities of the unrestricted available for sale marketable securities held by the Company were as follows, in thousands (restated):

December 31, 2015
Less Than 1 Year	$28,692
1 - 5 years	55,009
Greater Than 5 Years	—
Total	$83,701

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

There were no indicators of impairment identified at December 31, 2015 or December 31, 2014.

8. Accrued Expenses

Accrued expenses are comprised of the following, in thousands (restated):

	December 31, 2015	December 31, 2014
Accrued compensation	$7,519	$5,784
Accrued professional fees	10,057	2,049
Accrued clinical trial and clinical supply costs	3,677	2,942
Accrued sales and marketing expenses	434	1,017
Accrued product costs	113	3,014
Accrued interest expense	295	639
Other accrued expenses	3,058	2,211
	$25,153	$17,656

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

The Company issued the Notes under an Indenture, dated May 3, 2013 (the Indenture), between the Company and U.S. Bank National Association, as Trustee and Collateral Agent. The Notes provide for 7.50% interest per annum on the principal amount of the Notes, payable semi-annually in arrears on May 1 and November 1 of each year, beginning on November 1, 2013. Interest will accrue on the Notes from and including May 3, 2013 and the Notes will mature on May 1, 2019, unless earlier converted, redeemed or repurchased by the Company. The Notes are convertible into the Company’s common stock (Common Stock) as described below.

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

The conversion rate for the Notes is equal to 188.7059 shares of Common Stock per $1,000 principal amount of notes (which is equivalent to an initial conversion price of approximately $5.30 per share of Common Stock). The conversion rate is subject to adjustment upon the occurrence of certain specified events but will not be adjusted for accrued and unpaid interest. In addition, upon the occurrence of a “make-whole fundamental change” (as defined in the Indenture), the Company will, in certain circumstances, increase the conversion rate by a number of additional shares for a holder that elects to convert its notes in connection with such make-whole fundamental change as described in the Indenture.

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

Upon (i) the occurrence of a fundamental change (as defined in the Indenture) or (ii) if the Company calls the Notes for redemption as described below (either event, a “make-whole fundamental change”) and a holder elects to convert its Notes in connection with such make-whole fundamental change, the Company will, in certain circumstances, increase the conversion rate by a number of additional shares (the “Additional Shares”) as described below. The Company will notify holders within one business day after the first public announcement by it or a third party of an event or transaction that the Company reasonably determines would, if consummated, constitute a make-whole fundamental change. Upon receiving notice or otherwise becoming aware of a potential make-whole fundamental change described, the Company will use commercially reasonable efforts to announce or cause the announcement of such potential make-whole fundamental change in time to deliver such notice at least 50 scheduled trading days prior to the anticipated effective date for such transaction. The Company will notify the Trustee and holders of the effective date of any make-whole fundamental change no later than one business day after such effective date.

The number of additional shares by which the Company will increase the conversion rate will be determined based on the date on which the make-whole fundamental change occurs or becomes effective (the Effective Date) and the price (the Stock Price) paid (or deemed paid) per share of the Company’s Common Stock in the fundamental change. If the holders of the Company’s common stock receive only cash in a make-whole fundamental change (i) the Stock Price shall be the cash amount paid per share and (ii) the Company will satisfy its conversion obligation to a holder that converts its Notes any time after such make-whole fundamental change by delivering to such holder, on the third business day immediately following the relevant conversion date, an amount of cash, for each $1,000 principal amount of Notes converted, equal to the product of (x) the conversion rate in effect on the relevant conversion date (as increased by the Additional Shares, if any) and (y) the Stock Price. Otherwise, (i) the Stock Price will equal the average of the last reported sale prices of the Company’s Common Stock over the five trading day period ending on, and including, the trading day immediately preceding the Effective Date of the make-whole fundamental change and (ii) the Company will satisfy its conversion obligation to a holder that converts its Notes in connection with such make-whole fundamental change based on the conversion rate as increased by the number of Additional Shares. In connection with a make-whole fundamental change triggered by redemption of the Notes, the Effective Date of such make-whole fundamental change will be the date on which the Company delivers notice of the redemption. Notwithstanding the foregoing, in no event will the conversion rate exceed the maximum conversion rate, which is 221.7294 shares per $1,000 principal amount of Notes, which amount is inclusive of repayment of the principal of the Notes.

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

The table below summarizes activity related to the Notes from issuance on May 3, 2013 through December 31, 2015, in thousands (Restated):

Gross proceeds	$90,000
Initial value of interest make-whole derivative reported as debt discount	(9,270)
Conversion option reported as debt discount and APIC	(22,336)
Conversion of debt to equity—principal	(53,941)
Conversion of debt to equity—accretion of debt discount	17,926
Accretion of debt discount	3,844
December 31, 2014 carrying value	26,223
Conversion of debt to equity—principal	(27,522)
Conversion of debt to equity—accretion of debt discount	7,077
Accretion of debt discount	1,307
December 31, 2015 carrying value	$7,085

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

10. Stockholders’ Equity

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

On December 5, 2012, the Company completed a follow-on offering, in which 6 million shares of the Company’s Common Stock were sold at a price of $8 per share. Additionally, the underwriters of the Company’s follow-on offering exercised their over-allotment options in January 2013 resulting in the sale of an additional 239,432 shares of the Company’s Common Stock at a price of $8 per share, resulting in total cash proceeds to the Company of $49.9 million. The Company realized net proceeds of $46.6 million from the follow-on offering, after issuance costs of approximately $3.3 million.

During the period from November 1, 2013 through December 31, 2015, the Company issued 15,372,477 shares of common stock as a result of the conversion of approximately $81.5 million of Convertible Notes and approximately 2,195,904 shares of common stock in settlement of the interest-make whole associated with those conversions.

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

	Year Ended December 31,
	2015 (Restated)	2014 (Restated)	2013
Research and development	$874	$728	$493
Selling, general and administrative	3,216	2,129	1,420
Total	$4,090	$2,857	$1,913

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

Fair Value of Common Stock—For option grants that occurred after the Company’s IPO on May 1, 2012, the fair value of the Common Stock underlying the option grants was determined based on observable market prices of the Company’s Common Stock.

Expected Volatility—Volatility is a measure of the amount by which a financial variable such as a share price has fluctuated (historical volatility) or is expected to fluctuate (expected volatility) during a period. The Company has identified several public entities of similar size, complexity, and stage of development and, accordingly, historical volatility has been calculated using the volatility of these companies, as well as taking into consideration the Company’s actual volatility since our IPO. As our historical experience is not sufficient to calculate volatility for our option grants, the Company will continue to use guideline peer group volatility information until the historical volatility of its own Common Stock is sufficient on its own to measure expected volatility for future option grants.

Dividend Yield—The Company has never declared or paid dividends and has no plans to do so in the foreseeable future.

Expected Term—This is the period of time that the options granted are expected to remain unexercised. Options granted have a maximum term of ten years. The Company determines the average expected life of stock options according to the “simplified method” as described in Staff Accounting Bulletin 110, which is the mid-point between the vesting date and the end of the contractual term. Over time, management will track estimates of the expected life of the option term so that estimates will approximate actual behavior for similar options.

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

12. Earnings per Share

Basic income (loss) per common share is determined by dividing income (loss) attributable to common stockholders by the weighted-average number of common shares outstanding during the period, without consideration of common stock equivalents. Diluted income (loss) per share is computed by dividing the income (loss) attributable to common stockholders by the weighted-average number of common share equivalents outstanding for the period. The treasury stock method is used to determine the dilutive effect of the Company’s stock option grants, SAR, and potential Employee Stock Purchase Plan (ESPP) awards, and the if-converted method is used to determine the dilutive effect of the Company’s Notes.

The following common stock equivalents were excluded in the calculation of diluted loss per share because their effect would be anti-dilutive as applied to the loss from continuing operations applicable to common stockholders for the years ended December 31, 2015, 2014, and 2013:

	Year Ended December 31,
	2015	2014 (Restated)	2013
Shares underlying Convertible Senior Secured Notes	—	7,995,340	6,219,782
Warrants to purchase common stock	20,957	20,499	13,388
Stock options, stock appreciation rights, non-vested stock options and ESPP awards	—	306,776	151,737

The following table sets forth the computation of basic and diluted net income per share for the years ended December 31, 2015, 2014, and 2013, in thousands, except share and per share amounts:

	Year ended December 31,
	2015 (Restated)	2014 (Restated)	2013
Numerator, in thousands:
Net income (loss) used for calculation of basic EPS	$13,944	$(10,925)	$(92,273)
Interest expense on convertible debt	1,229	—	—
Changes in fair value of derivative liabilities	(589)	—	—
Loss on extinguishment of debt	2,337	—	—
Loss on extinguishment of outstanding debt, as if converted	(2,494)	—	—
Total adjustments	483	—	—
Net income used for calculation of diluted EPS	$14,427	$(10,925)	$(92,273)
Denominator:
Weighted average shares outstanding, basic	47,485,258	42,260,896	31,848,299
Effect of dilutive potential common shares:
Shares underlying Convertible Senior Secured Notes	2,459,009	—	—
Shares issuable to settle interest make-whole derivatives	804,507	—	—
Stock options, stock appreciation rights, and non-vested stock options	411,606	—	—
Total potential dilutive common shares	3,675,122	—	—
Weighted average shares outstanding, diluted	51,160,380	42,260,896	31,848,299
Net income (loss) per share, basic	$0.29	$(0.26)	$(2.90)
Net income (loss) per share, diluted	$0.28	$(0.26)	$(2.90)

13. Income Taxes

The components of the income tax expense/ (benefit) for the years ended December 31, 2015, 2014, and 2013 were as follow, in thousands:

	Year Ended December 31,
	2015 (Restated)	2014 (Restated)	2013
Current
Federal	$624	$630	$—
State	42	—	—
Deferred
Federal	—	—	—
State	—	—	—
Total	$666	$630	$—

For the years ended December 31, 2015 and 2014, the expense (benefit) for US. Federal or state income taxes was $0.7 million and $0.6 million. For the year ended December 31, 2013, there was no expense (benefit) for U.S. Federal or state income taxes based on continuing operations, net operating loss carryforwards and the Company’s valuation allowance against its deferred income tax asset. A reconciliation of the expected income tax expense/(benefit) computed using the U.S. Federal statutory income tax rate to the Company’s effective income tax rate is as follows, in thousands:

	Year Ended December 31,
	2015 (Restated)	2014 (Restated)	2013
Income tax expense/(benefit) computed at U.S. Federal statutory tax rate	$5,114	$(3,603)	$(32,286)
Permanent items	601	610	340
State income taxes	42	(245)	(4,772)
Change in valuation allowance	(4,705)	4,413	31,526
Uncertain income tax position	533	(329)	5,411
Research and development credits	(979)	(535)	(156)
Other	60	(125)	(63)
Deferred rate change	—	444	—
Income tax expense (benefit)	$666	$630	$—

The Company recorded a change in our deferred income tax rate due to changes in state apportionment factors. The deferred income tax expense/(benefit) have been entirely offset by the net change in valuation allowances. The significant components of the Company’s deferred income tax assets (liabilities) were as follow, in thousands:

	As of December 31,
	2015 (Restated)	2014 (Restated)
Deferred tax assets:
Net operating loss carryforward	$34,610	$42,715
Deferred rent credit	532	505
Accrued compensation and non-qualified stock options	5,886	3,441
Deferred financing costs	187	244
Depreciation and amortization	290	473
Research and development credits	5,529	4,725
Capitalized overhead into inventory (UNICAP §263A)	543	674
Non-recourse liability related to sale of future royalties	11,526	11,368
Other	498	552
AMT Credit	1,108	630
Valuation allowance	(60,090)	(61,877)
Net deferred tax asset	619	3,450
Deferred tax liability:
Debt discount on convertible notes	(509)	(3,450)
Depreciation	(110)	—
Net deferred taxes	$—	$—

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

The net decrease during the year ended December 31, 2015 in total valuation allowance of approximately $1.8 million is due to the pretax book income which was generated in the current year and an adjustment in the Company’s deferred income tax rate.

As of December 31, 2015, the U.S. Federal and state NOL carryforwards amounted to approximately $91.8 million ($31.6 million tax effected) and $58.9 million ($3.2 million tax effected), respectively, and will expire in various years beginning in 2030. As of December 31, 2015, the Company has available research and development credit carryforwards of approximately $5.5 million, which expire, if unused, starting in 2026. The use of the Company’s U.S. Federal and state NOL carryforwards and research and development credits are restricted in annual use due to changes in the Company’s ownership. For the year ended December 31, 2015, the Company utilized NOL’s of approximately $18.2 million and expects the remaining $150.7 million of NOL carryforwards to become available over the years from 2016 to 2020, in amounts ranging from $7.8 million to $20.3 million per year. In addition, the Company has available research and development credits of approximately $5.5 million expected to become available in 2020 to 2021. The Company’s state NOL’s will have a similar limitation to the amount noted for US Federal. Additionally, despite the NOL carryforwards, the Company may have a future tax liability due to state and local income tax requirements. The Company paid no Federal income taxes in the years ended December 31, 2015, 2014, or 2013.

The Company accounts for uncertain income tax positions pursuant to the guidance in FASB ASC Topic 740, Income Taxes. The Company recognizes interest and penalties related to uncertain tax positions, if any, in income tax expense. As of December 31, 2015, the Company accrued interest of a nominal amount and penalties of $0.1 million related to uncertain tax positions. The Company’s income taxes have not been subject to examination by any tax jurisdictions since its inception in 2005. Due to NOL and research and development credit carryforwards, all U.S. Federal and state income tax returns filed by the Company are subject to examination by the taxing jurisdictions. Any uncertain income tax position liability has been recorded to the Company’s deferred income tax assets to offset such tax attribute carryforwards.

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows, in thousands:

	Year Ended December 31,
	2015 (Restated)	2014 (Restated)	2013
Balance as of January 1	$8,964	$9,828	$688
Gross (decreases) increases related to prior-year tax positions	(5)	18	23
Gross increases related to current-year tax positions	646	710	9,117
Gross decreases related to current-year tax positions	(243)	(1,057)	—
Change in tax rates	(21)	(535)	—
Balance as of December 31	$9,341	$8,964	$9,828

The Company believes that most of its uncertain income tax positions would not result in adjustments to its effective income tax rate because a corresponding adjustments to deferred income tax assets would be offset by adjustments to recorded valuation allowances. As of December 31, 2015 and 2014, the Company recorded $.6 million and $.6 million of current tax expense on setting up an uncertain tax position related to the Alternative Minimum Tax. The Company does not anticipate a significant increase or decrease in the uncertain income tax benefits within the next 12 months.

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
$5,829

The Company has obtained exclusive licenses from third parties for proprietary rights to support the product candidates in the Company’s psychiatry portfolio. Under license agreements with Afecta, the Company has an exclusive option to evaluate Afecta’s CNS pipeline and to obtain exclusive worldwide rights to selected product candidates, including an exclusive license to SPN-810. The Company does not owe any future milestone payments for SPN-810. The Company is obligated to pay royalties to Afecta based on worldwide net product sales in the low-single digits.

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

Employees are 100% vested in their contributions to the 401(k) Plan. The Company matches 100% of a participant’s contribution for the first 3% of their salary deferral and matches 50% of the next 2% of their salary deferral. As determined by the Board, the Company may elect to make a discretionary contribution not exceeding 60% of the annual compensation paid to all participating employees. The Company’s contributions to the 401(k) Plan approximated $1.4 million, $1.1 million, and $0.6 million for the years ended December 31, 2015, 2014, and 2013, respectively.

16. Collaboration Agreements

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

17. Quarterly Financial Information (unaudited)

Quarterly financial information for fiscal 2015 and 2014 are presented in the following table, in thousands, except per share data, unaudited:

	1st Quarter (Restated)	2nd Quarter (Restated)	3rd Quarter (Restated)	4th Quarter (Restated)
2015
Revenue	$28,738	$35,678	$39,362	$43,687
Total costs and expenses	24,704	31,834	34,277	35,806
Operating income	4,034	3,844	5,085	7,881
Net income	738	2,437	3,916	6,853
Net income per share, basic	0.02	0.05	0.08	0.14
Net income per share, diluted	0.02	0.04	0.08	0.14

	1st Quarter	2nd Quarter		3rd Quarter (Restated)	4th Quarter (Restated)
2014
Revenue	$9,081	$29,675	(1)	$22,687	$31,235
Total costs and expenses	22,503	25,919		23,423	26,111
Operating loss	(13,422)	3,756		(736)	5,124
Net loss	(15,543)	3,202		(2,371)	3,787
Net loss per share, basic	(0.38)	0.08		(0.06)	0.09
Net loss per share, diluted	(0.38)	0.08		(0.06)	0.09

(1)                                 The Company’s results for the second quarter of 2014 include the change in accounting estimate regarding revenue recognition on product sales for Trokendi XR from prescriptions filled to shipments to wholesalers.

18. Subsequent Events

Subsequent to December 31, 2015, holders of the Notes converted approximately $2.0 million of the Notes. We issued a total of approximately 0.4 million shares of common stock in conversion of the principal amount of the Notes and accrued interest thereon resulting in a remaining outstanding balance of $6.6 million.

As of February 5, 2016, litigation with respect to Oxtellar XR was decided in favor of the Company pending appeal when a federal court ruled that three of our patents were found to be valid, and that Actavis infringed two of these three patents.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.  CONTROLS AND PROCEDURES.

CEO/CFO Certifications

Attached to this Annual Report on Form 10 K/A as Exhibits 31.1 and 31.2, there are two certifications, or the Section 302 certifications, one by each of our Chief Executive Officer (CEO) and our Chief Financial Officer (CFO).  This Item 9A contains information concerning the evaluation of our disclosure controls and procedures and internal control over financial reporting that is referred to in the Section 302 Certifications.  This information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

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

We conducted an evaluation, under the supervision and with the participation of our management, including the CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(b) and 15d-15(b) under the Exchange Act.  Based on this evaluation, in our Annual Report on Form 10-K for the year ended December 31, 2015 filed on March 9, 2016, our CEO and CFO concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2015.

Subsequent to the evaluation made in connection with the Annual Report on Form 10-K in March 2016, and in connection with the preparation and filing of the restatement and this Form 10-K/A, our management, including the CEO and CFO re-evaluated the effectiveness of the design and operation of our disclosure controls and procedures.  Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective as of December 31, 2014 and December 31, 2015 at the reasonable assurance level due to the material weakness described below under “Management’s Report on Internal Control over Financial Reporting.”

Management Report on Internal Control over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, our CEO and CFO and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles, or U.S. GAAP and includes those policies and procedures that:

•      pertain to the management of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•      provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

•      provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015.  In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the Internal Control Integrated Framework that was published in 2013.  Based on our assessment, management stated in our Annual Report on Form 10-K for the year ended December 31, 2015, filed on March 9, 2016, its belief that, as of December 31, 2015, the Company’s internal control over financial reporting was effective based on those criteria.

Subsequent to March 9, 2016, management identified a material weakness in internal control over financial reporting.  Management’s review revealed that our risk assessment process and our review controls over the accounting for significant, complex, and unusual accounting transactions was deficient, in that these controls were not designed to ensure that sufficient technical accounting expertise was applied to assess and document the appropriate accounting over such transactions.  These control deficiencies resulted in a material misstatement within the Company’s consolidated financial statements, as described in Part II, Item 8; Financial Statements and Supplementary Data — Note 2 to the Consolidated Financial Statements. The presence of these control deficiencies created a reasonable possibility that a material misstatement to the consolidated financial statements would not be prevented or detected on a timely basis.  Therefore, we concluded that the deficiencies represented a material weakness in the Company’s internal control over financial reporting and that our internal control over financial reporting was not effective as of December 31, 2015.

Management’s Remediation Initiatives

During 2016, we took action to strengthen our control procedures and risk assessment process regarding the review of the accounting for significant, complex, and unusual transactions.  We have engaged, and going forward will continue to engage, expert third party accounting service providers and relevant subject matter experts to supplement the Company’s existing expertise and resources.  This will include, among other actions, thorough considerations of potential alternative accounting treatment regarding significant, complex, and unusual transactions.

We will continue to devote time and attention to these remediation efforts. As we continue to evaluate and work to improve our controls, management may implement additional measures to enhance the remediation plans described above, and will continue to review and make necessary changes to improve the overall design of our controls.

Changes in Internal Control over Financial Reporting

Our management, including our CEO and CFO, evaluated changes in our internal control over financial reporting that occurred during the quarterly period ended December 31, 2015. Other than the changes described above under “Management’s Report on Internal Control over Financial Reporting,” there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the year ended December 31, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

As an Emerging Growth Company, as defined under the terms of the JOBS Act of 2012, the Company’s independent registered public accounting firm is not required to issue a report on the internal control over financial reporting as of December 31, 2015.

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

(1)                                 The securities that may be issued are shares of the Company’s Common Stock, issuable upon conversion of outstanding stock options.

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

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)(1)                  Index to consolidated Financial Statements

The Financial Statements listed in the Index to Consolidated Financial Statements are filed as part of this Annual Report on Form 10-K/A. See Part II, Item 8, “Financial Statement and Supplementary Data.”

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

Date: January 20, 2017

Pursuant to the requirements of the Securities Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities and the dates indicated below:

Signature	Title	Date

/s/ JACK A. KHATTAR	President and Chief Executive Officer and Director (Principal Executive Officer)	January 20, 2017

/s/ GREGORY S. PATRICK	Vice President and Chief Financial Officer (Principal Financial Officer and Principal	January 20, 2017
Accounting Officer)

/s/ CHARLES W. NEWHALL, III.	Director and Chairman of the Board	January 20, 2017

/s/ GEORGES GEMAYEL	Director	January 20, 2017

/s/ FREDERICK M. HUDSON	Director	January 20, 2017

/s/ WILLIAM A. NUERGE	Director	January 20, 2017

/s/ JOHN M. SIEBERT, PH.D.	Director	January 20, 2017

EXHIBIT INDEX

Exhibit Number	Description
3.1*

Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1, File No. 333-184930, as amended on November 28, 2012.)

3.2*	Amended and Restated By-laws of the Registrant (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1, File No. 333-184930, as amended on November 28, 2012.)

4.1*

Specimen Stock Certificate evidencing the shares of common stock (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1, File No. 333-171375, as amended on March 16, 2012.)

4.2*

Indenture dated as of May 3, 2013 by and between the Company and U.S. Banks National Associates, as Trustee and Collateral Agent (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on May 9, 2013, File No. 001-35518).

4.3*	Form of 7.50% Convertible Senior Secured Note due 2019 (incorporated by reference to Exhibit 4.2 to the Form 8-K filed on May 9, 2013, File No. 001-35518).

4.4*

Security and Pledge Agreement dated as of May 3, 2013 between the Company and U.S. Bank National Association, as Collateral Agent (incorporated by reference to Exhibit 4.2 to the Form 8-K filed on May 9, 2013, File No. 001-35518).

4.5*

First Supplemental Indenture dated as of October 24, 2013 by and between the Company and U.S. Bank National Association as Trustee and Collateral Agent (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on October 24, 2013, File No. 001-35518).

10.1*	2005 Stock Plan and form agreements there under (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1, File No. 333-171375, as amended on December 23, 2011).

10.2*	Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1, File No. 333-171375, as amended on December 23, 2011).

10.3*

Employment Agreement, dated as of December 22, 2005, by and between the Registrant and Jack Khattar (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1, File No. 333-171375, as amended on December 23, 2011).

10.4*

Stock Restriction Agreement, dated December 22, 2005, by and between the Registrant and Jack Khattar (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1, File No. 333-171375, as amended on December 23, 2011).

10.5*

Lease, dated as of April 19, 1999, by and between ARE Acquisitions, LLC and Shire Laboratories Inc. (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1, File No. 333-171375, as amended on December 23, 2011).

10.6*

First Amendment to Lease, dated as of November 1, 2002, by and between ARE Acquisitions, LLC and Shire Laboratories Inc. (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1, File No. 333-171375, as amended on December 23, 2011).

10.7*

Second Amendment to Lease, dated as of December 22, 2005, by and among ARE-East Gude Lease, LLC, Shire Laboratories Inc. and Supernus Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1, File No. 333-171375, as amended on December 23, 2011).

10.8*

Third Amendment to Lease, dated as of November 24, 2010, by and between ARE-East Gude Lease, LLC and the Registrant (successor-in-interest to Shire Laboratories Inc.) (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1, File No. 333-171375, as amended on December 23, 2011).

Exhibit Number	Description

10.9*

Investor Rights Agreement, dated as of December 22, 2005, by and among the Registrant and the holders of shares of Series A convertible preferred stock identified therein, as amended (incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-1, File No. 333-171375, as amended on December 23, 2011).

10.10†*

Asset Purchase and Contribution Agreement, dated as of December 22, 2005, by and among the Registrant, Shire Laboratories Inc. and Shire plc (incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1, File No. 333-171375, as amended on March 16, 2012).

10.11†*

Guanfacine License Agreement, dated as of December 22, 2005, by and among the Registrant, Shire LLC and Shire plc, as amended (incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-1, File No. 333-171375, as amended on March 16, 2012).

10.12†*

Exclusive License Agreement, dated as of June 6, 2006, by and between the Registrant and United Therapeutics Corporation (incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-1, File No. 333-171375, as amended on March 16, 2012).

10.13†*

Exclusive Option and License Agreement, dated as of April 27, 2006, by and between the Registrant and Afecta Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-1, File No. 333-171375, as amended on March 16, 2012).

10.14†*

Purchase and Sale Agreement, dated as of June 9, 2006, by and between the Registrant and Rune HealthCare Limited (incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-1, File No. 333-171375, as amended on March 16, 2012).

10.15†*

Exclusive License Agreement, dated as of November 2, 2007, by and between the Registrant and Afecta Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement on Form S-1, File No. 333-171375, as amended on March 16, 2012).

10.16*	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.20 to the Company’s Registration Statement on Form S-1, File No. 333-171375, as amended on February 14, 2012.

10.17*

Offer Letter, dated June 10, 2005, to Dr. Padmanabh P. Bhatt from the Registrant (incorporated by reference to Exhibit 10.22 to the Company’s Registration Statement on Form S-1, File No. 333-171375, as amended on March 16, 2012).

10.18*

Amended and Restated Employment Agreement, dated February 29, 2012, by and between the Registrant and Jack Khattar (incorporated by reference to Exhibit 10.23 to the Company’s Registration Statement on Form S-1, File No. 333-171375, as amended on March 16, 2012).

10.19*

Supernus Pharmaceuticals, Inc. 2012 Equity Incentive Plan (incorporated by reference to Exhibit 10.25 to the Company’s Registration Statement on Form S-1, File No. 333-171375, as amended on April 11, 2012).

10.20*

Form of Time-Based Incentive Stock Option Agreement under the Supernus Pharmaceuticals, Inc. 2012 Equity Incentive Plan (incorporated by reference to Exhibit 10.26 to the Company’s Registration Statement on Form S-1, File No. 333-171375, as amended on April 11, 2012).

10.21*

Form of Non-Statutory Time-Based Stock Option Agreement under the Supernus Pharmaceuticals, Inc. 2012 Equity Incentive Plan (incorporated by reference to Exhibit 10.27 to the Company’s Registration Statement on Form S-1, File No. 333-171375, as amended on April 11, 2012).

10.22*

Supernus Pharmaceuticals, Inc. 2012 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.28 to the Company’s Registration Statement on Form S-1, File No. 333-171375, as amended on April 11, 2012).

Exhibit Number	Description

10.23*

Amendment No. 2 to Investor Rights Agreement dated April 6, 2012 by and among the Registrant and the holders of shares of Series A convertible preferred stock identified therein (incorporated by reference to Exhibit 10.29 to the Company’s Registration Statement on Form S-1, File No. 333-171375, as amended on April 11, 2012).

10.24*	Offer letter to Stefan K.F. Schwabe dated June 25, 2012 (incorporated by reference to Exhibit 10.1 to the Company’s quarterly report filed on Form 10-Q, File No. 001-35518, on November 2, 2012).

10.25†*

Commercial Supply Agreement, dated August 23, 2012, by and among Patheon, Inc. and the Company (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on February 7, 2013, File No., 333-171375).

10.26*	Lease Agreement, dated February 6, 2013, by and among ARE-1500 East Gude, LLC and the Company.

10.27†*

Commercial Supply Agreement dated December 5, 2012 by and among Catalent Pharma Solutions, LLC and the Company (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on August 13, 2013, File No. 001-35518).

10.28*	Compensatory Arrangements of Certain Executive Officers for 2016 (incorporated by reference to the Form 8-K filed on March 4, 2016, File No. 001-35518).

10.29*

Royalty Interest Acquisition Agreement, dated July 1, 2014, by and between Supernus Pharmaceuticals, Inc. and HealthCare Royalty Partners III, L.P. (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on July 8, 2014, File No. 001-35518).

10.30*

Security Agreement, dated July 1, 2014, by and between Supernus Pharmaceuticals, Inc. and HealthCare Royalty Partners III, L.P. (incorporated by reference to Exhibit 10.2 to the Form 8-K filed on July 8, 2014, File No. 001-35518).

10.31*	Form of Executive Retention Agreement (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on September 18, 2014, File No. 001-35518).

10.32*

Amendment to Amended and Restated Employment Agreement, dated August 8, 2014, by and between Supernus Pharmaceuticals, Inc. and Jack Khattar (incorporated by reference to Exhibit 10.2 to the Form 8-K filed on August 11, 2014, File No. 001-35518).

10.33*

Fourth Amendment to Lease Agreement, dated October 20, 2014, by and between ARE-Acquisitions, LLC and Supernus Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on October 24, 2014, File No. 001-35518).

10.34*

First Amendment to Lease Agreement, dated October 20, 2014, by and between ARE-1500 East Gude, LLC and Supernus Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.2 to the Form 8-K filed on October 24, 2014, File No. 001-35518).

10.35*

Second Amendment to Amended and Restated Employment Agreement, dated March 2, 2016, by and between Supernus Pharmaceuticals, Inc. and Jack Khattar (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on March 4, 2016, File No. 001-35518).

10.36†*

Settlement Agreement, dated October 14, 2015, by and between Supernus Pharmaceuticals, Inc., Par Pharmaceutical Companies, Inc., and Par Pharmaceutical, Inc. (incorporated by reference to the Company’s Annual Report to Form 10-K for the period ended December 31, 2015, filed on March 9, 2016)

14*	Code of Ethics.

21*	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to the Company’s Registration Statement on Form S-1, File No. 333-184930, as amended on November 28, 2012).

23.1**	Consent of Ernst & Young LLP

Exhibit Number	Description

23.2**	Consent of KPMG LLP

31.1**	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2**	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101 INS**	XBRL Instance Document.

101 SCH**	XBRL Taxonomy Extension Schema Documents.

101 CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101 DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

101 LAB**	XBRL Taxonomy Extension Label/Linkbase Document.

101 PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

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