Form 10-Q/A
period 2016-03-31
SUPERNUS PHARMACEUTICALS INC
filed 2017-01-20
CIK 1356576

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

Supernus Pharmaceuticals, Inc. (the Company) is filing this Amendment No. 1 on Form 10-Q/A (the Amended Form 10-Q) to its Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2016 (the Original Form 10-Q), which was originally filed with the U.S. Securities and Exchange Commission (SEC) on May 10, 2016 (the Original Filing Date), to reflect the restatement of consolidated financial statements (Restatement) as described below.

In this Amended Form 10-Q for the fiscal quarter ended March 31, 2016, we are restating our previously issued and unaudited consolidated financial statements and the related disclosures for the three month periods ended March 31, 2016 and March 31, 2015. As discussed in further detail below and in Note 2 to the accompanying consolidated financial statements, the Restatement is the result of a misapplication in the guidance on accounting for revenue recognition related to the sale of future revenues (as described below). We assessed the impact of this misapplication on our prior interim and annual consolidated financial statements and concluded that the impact was material to these consolidated financial statements. Consequently, we have restated the prior period consolidated financial statements identified above. All amounts in this Amended Form 10-Q affected by the Restatement reflect such amounts as restated.  For a more detailed explanation of these matters and resulting restatements, please see Part I, Item 1: Financial Statements — Note 2 to the Consolidated Financial Statements; Part I, Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations — Restatement of Previously Issued Consolidated Financial Statements; and Part I, Item 4: Controls and Procedures.

For the convenience of the reader, this Amended Form 10-Q sets forth the Original Form 10-Q for the three month period ended March 31, 2016 in its entirety, as amended by and to reflect the Restatement and includes certain restated information for the three month period ended March 31, 2015.

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

The Company is restating in this Amended Form 10-Q its consolidated financial statements for the three month periods ended March 31, 2016 and March 31, 2015. The adjustments to our consolidated financial statements related to the 2014 royalty monetization transaction resulted in the following changes:

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

•                  An adjustment to the Statement of Cash Flows for the quarter ended March 31, 2016 to adjust cash used in investing activities, with an offset to cash provided by operations for certain accrued legal fees that have been deferred;

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

Restatement of Other Financial Statements

In addition to the restated financial information for three month periods ended March 31, 2016 and March 31, 2015, included in this Amended Form 10-Q, the Restatement requires the restatement of our audited consolidated financial statements and related disclosures for the years ended December 31, 2015 and December 31, 2014 and our unaudited condensed consolidated financial statements and related disclosures for the quarters ended September 30, 2014, June 30, 2015, September 30, 2015, and June 30, 2016.  Concurrently with this filing, we are filing the following amended Forms 10-K and 10-Q with respect to these periods to address the corrections:

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

SUPERNUS PHARMACEUTICALS, INC.

FORM 10-Q/A — QUARTERLY REPORT

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2016

PART I — FINANCIAL INFORMATION

Supernus Pharmaceuticals, Inc.

Consolidated Balance Sheets (Restated)

(in thousands, except share amounts)

	March 31,	December 31,	March 31
	2016	2015	2015
	(unaudited)		(unaudited)
Assets
Current assets:
Cash and cash equivalents	$19,830	$33,498	$25,158
Marketable securities	25,427	28,692	39,678
Accounts receivable, net	30,651	25,908	19,271
Inventories, net	13,044	12,587	13,702
Prepaid expenses and other current assets	5,003	5,261	3,640
Total current assets	93,955	105,946	101,449
Long term marketable securities	68,790	55,009	27,315
Property and equipment, net	3,866	3,874	2,481
Deferred legal fees	11,444	22,503	7,672
Intangible assets, net	16,108	976	167
Other non-current assets	311	318	321

Total assets	$194,474	$188,626	$139,405

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,646	$4,314	$859
Accrued sales deductions	28,697	26,794	10,025
Accrued expenses	22,915	25,153	16,482
Non-recourse liability related to sale of future royalties — current portion	1,067	497	—
Deferred licensing revenue	208	176	143
Total current liabilities	55,533	56,934	27,509
Deferred licensing revenue, net of current portion	1,658	1,390	1,238
Convertible notes, net	5,627	7,085	11,476
Non-recourse liability related to sale of future royalties — long term	29,621	30,031	30,179
Other non-current liabilities	4,391	4,325	2,561
Derivative liabilities	535	854	2,691

Total liabilities	97,365	100,619	75,654

Stockholders’ equity:
Common stock, $0.001 par value, 130,000,000 shares authorized at March 31, 2016, December 31, 2015 and March 31, 2015; 49,421,236, 49,004,674 and 47,513,429 shares issued and outstanding at March 31, 2016, December 31, 2015 and March 31, 2015, respectively	49	49	48
Additional paid-in capital	267,576	263,955	252,483
Accumulated other comprehensive income (loss)	168	(488)	(65)
Accumulated deficit	(170,684)	(175,509)	(188,715)
Total stockholders’ equity	97,109	88,007	63,751

Total liabilities and stockholders’ equity	$194,474	$188,626	$139,405

See accompanying notes.

Supernus Pharmaceuticals, Inc.

Consolidated Statements of Operations (Restated)

(in thousands, except share and per share data)

	Three Months ended March 31,
	2016	2015
	(unaudited)
Revenue
Net product sales	$43,025	$28,097
Royalty revenue	1,119	605
Licensing revenue	50	36

Total revenue	44,194	28,738

Costs and expenses
Cost of product sales	2,035	1,618
Research and development	10,562	3,683
Selling, general and administrative	25,160	19,403

Total costs and expenses	37,757	24,704

Operating income	6,437	4,034

Other income (expense)
Interest income	331	113
Interest expense	(179)	(381)
Interest expense non-recourse liability related to sale of future royalties	(1,279)	(759)
Changes in fair value of derivative liabilities	101	(49)
Loss on extinguishment of debt	(382)	(2,134)
Other expense	(4)	—

Total other expense	(1,412)	(3,210)

Earnings before income taxes	5,025	824

Income tax expense	200	86

Net income	$4,825	$738

Income per common share:
Basic	$0.10	$0.02
Diluted	$0.08	$0.02

Weighted-average number of common shares outstanding:
Basic	49,240,099	44,563,299
Diluted	51,152,072	44,901,298

See accompanying notes.

Supernus Pharmaceuticals, Inc.

Consolidated Statements of Comprehensive Income (Restated)

(in thousands)

	Three Months ended March 31,
	2016	2015
	(unaudited)

Net income	$4,825	$738
Other comprehensive income:
Unrealized net gain on marketable securities	656	89
Other comprehensive income:	656	89

Comprehensive income	$5,481	$827

See accompanying notes.

Supernus Pharmaceuticals, Inc.

Consolidated Statements of Cash Flows (Restated)

(in thousands)

	Three Months ended March 31,
	2016	2015
	(unaudited)
Cash flows from operating activities
Net income	$4,825	$738

Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Loss on extinguishment of debt	382	2,134
Change in fair value of derivative liability	(101)	49
Depreciation and amortization	429	214
Non cash interest expense, net/interest income, net	155	463
Non-recourse liability related to sale of future royalties	1,279	759
Non-cash royalty revenue	(1,119)	(605)
Share-based compensation expense	1,359	902
Changes in operating assets and liabilities:
Accounts receivable	(4,744)	(2,001)
Inventories	(457)	(261)
Prepaid expenses and other assets	260	38
Accounts payable	(1,691)	(1,004)
Accrued sales deduction	1,903	1,505
Accrued expenses	(5,995)	(1,883)
Deferred licensing revenue	300	(36)
Other non-current liabilities	73	(1,277)
Net cash (used in) provided by operating activities	(3,142)	(265)

Cash flows from investing activities
Purchases of marketable securities	(17,335)	(17,967)
Sales and maturities of marketable securities	7,400	8,731
Purchases of property and equipment	(279)	(189)
Deferred legal fees	(436)	(1,695)
Net cash used in investing activities	(10,650)	(11,120)

Cash flows from financing activities
Proceeds from issuance of common stock	124	147
Net cash provided by financing activities	124	147

Net change in cash and cash equivalents	(13,668)	(11,238)
Cash and cash equivalents at beginning of period	33,498	36,396
Cash and cash equivalents at end of period	$19,830	$25,158

Noncash financial activity:
Conversion of convertible notes and interest make-whole	$2,138	$21,176
Deferred legal fees included in accounts payable and accrued expenses	$3,779	$3,176

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

The Company commenced the commercialization of Oxtellar XR and Trokendi XR in 2013.

2.  Restatement of Financial Statements

In July 2014, the company entered into a royalty monetization transaction and recorded the transaction as revenue. In October 2016, the Company submitted to the U.S. Securities and Exchange Commission’s (the SEC) Office of the Chief Accountant (the OCA) a request for post-accounting review of the royalty monetization transaction from 2014. On November 9, 2016, the OCA completed its review and informed the Company that the royalty monetization transaction should have been recorded as a debt obligation in 2014. As a result, on November 10, 2016, the Company’s Audit Committee concluded that the Company’s financial statements for the years ended December 31, 2014 and December 31, 2015, and the interim quarterly reports in those years beginning with the third quarter of 2014, and the interim quarterly reports for the first and second quarters in 2016 and related reports of the Company’s independent registered public accounting firms thereon, should no longer be relied upon and will be restated.

The Company is restating in this Quarterly Report its financial statements for the three month period ended March 31, 2016 and March 31, 2015. This restatement results in noncash, financial statement corrections and will have no impact on the Company’s current or previously reported cash and marketable securities position or net product sales.

The Company has also made corrections to reflect (i) the recording during the fourth quarter of 2014 of a current tax expense related to an increase in our reserve for an uncertain tax position related to alternative minimum taxes that had been previously recognized in the second quarter of 2015 and (ii) an increase in Selling, General and Administrative Expense in 2014 which is fully offset by a corresponding decrease in Selling, General and Administrative Expense in 2015. This adjustment is the result of the recognition of stock compensation expense over a period of twelve months as opposed to four years related to certain option grants granted in January 2014. Additionally, during the first quarter of 2015, the Company purchased a Certificate of Deposit (CD) that has been continually renewed on a quarterly basis. This CD has 91 days to maturity and the Company incorrectly classified this amount as cash and cash equivalents on the balance sheets at March 31, 2015, June 30, 2015, September 30, 2015 and December 31, 2015. We have corrected the balance sheets in all periods to reflect the reclassification from cash and cash equivalents to current marketable securities. An adjustment was made to the Statement of Cash Flows for the three months ended March 31, 2015 to change cash used in investing activities, with an offset to cash provided by operations for certain accrued legal fees that have been deferred.

The impact of the restatement and other corrections on the condensed Consolidated Balance Sheet, Consolidated Statement of Operations and Consolidated Statement of Cash Flows as of and for the three month periods ended March 31, 2016 and March 31, 2015 is presented below, in thousands except share and per share data.

Three Months Ended March 31, 2016

Consolidated Statement of Operations	As Previously	Restatement	Other
(unaudited)	Reported	Adjustments	Corrections	As Restated

Royalty revenue	$—	$1,119	$	$1,119
Total revenue	43,075	1,119		44,194
Operating income	5,318	1,119		6,437
Interest expense — non-recourse liability related to sale of future royalties	—	(1,279)		(1,279)
Total other expense	(133)	(1,279)		(1,412)
Earnings before income taxes	5,185	(160)		5,025
Income tax expense	198		2	200
Net income	4,987	(160)	(2)	4,825

Three Months Ended March 31, 2016

	As Previously	Restatement	Other
Consolidated Statements of Cash Flows (unaudited)	Reported	Adjustments	Corrections	As Restated

Net cash used in investing activities	$(11,304)		$654	$(10,650)
Net change in cash and cash equivalents	(14,322)		654	(13,668)

As of March 31, 2016

	As Previously	Restatement	Other
Consolidated Balance Sheet (unaudited)	Reported	Adjustments	Corrections	As Restated

Accrued expenses	$22,573		$342	$22,915
Non-recourse liability related to sale of future royalties — current portion	—	1,067		1,067
Total current liabilities	54,124	1,067	342	55,533
Non-recourse liability related to sale of future royalties — long term	—	29,621		29,621
Total liabilities	66,335	30,688	342	97,365
Accumulated deficit	(139,654)	(30,688)	(342)	(170,684)
Total stockholders’ equity	128,139	(30,688)	(342)	97,109

Three Months Ended March 31, 2015

Consolidated Statement of Operations	As Previously	Restatement	Other
(unaudited)	Reported	Adjustments	Corrections	As Restated

Royalty revenue	$—	$605	$	$605
Total revenue	28,133	605		28,738
Selling, general and administrative	19,402		1	19,403
Total costs and expenses	24,703		1	24,704
Operating income	3,430	605	(1)	4,034
Interest expense — non-recourse liability related to sale of future royalties	—	(759)		(759)
Total other expense	(2,451)	(759)		(3,210)
Earnings before income taxes	979	(154)	(1)	824
Income tax expense	62		24	86
Net Income	917	(154)	(25)	738

Three Months Ended March 31, 2015

	As Previously	Restatement	Other
Consolidated Statements of Cash Flows (unaudited)	Reported	Adjustments	Corrections	As Restated

Net cash provided by (used in) operating activities	$503		$(768)	$(265)
Net cash used in investing activities	(11,236)		116	(11,120)
Net change in cash and cash equivalents	(10,586)		(652)	(11,238)

As of March 31, 2015

	As Previously	Restatement	Other
Consolidated Balance Sheet (unaudited)	Reported	Adjustments	Corrections	As Restated

Cash and cash equivalents	$25,810		$(652)	$25,158
Marketable securities	39,026		652	39,678
Accrued expenses	15,828		654	16,482
Total current liabilities	26,855		654	27,509
Non-recourse liability related to sale of future royalties — long term	—	30,179		30,179
Total liabilities	45,053	30,179	422	75,654
Additional paid-in capital	252,341		142	252,483
Accumulated deficit	(157,740)	(30,179)	(796)	(188,715)
Total stockholders’ equity	94,584	(30,179)	(654)	63,751

As of December 31, 2015

	As Previously	Restatement	Other
Consolidated Balance Sheet	Reported	Adjustments	Corrections	As Restated

Cash and cash equivalents	$34,152		$(654)	$33,498
Marketable securities	28,038		654	28,692
Accrued expenses	24,813		340	25,153
Non-recourse liability related to sale of future royalties — current portion	—	497		497
Total current liabilities	56,097	497	340	56,934
Non-recourse liability related to sale of future royalties — long term	—	30,031		30,031
Total liabilities	69,751	30,528	340	100,619
Accumulated deficit	(144,641)	(30,528)	(340)	(175,509)
Total stockholders’ equity	118,875	(30,528)	(340)	88,007

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

Royalty Revenue

In the third quarter of 2014, the Company received a $30.0 million payment pursuant to a royalty agreement related to the purchase by HC Royalty of certain of the Company’s rights under the agreement with United Therapeutics Corporation related to the commercialization of Orenitram. We have recorded a non-recourse liability related to this transaction and have begun to amortize this amount to recognize royalty revenue as royalties are received by HC Royalty from United Therapeutics. We also recognize non-cash interest expense related to this liability that accrues at an effective interest rate determined based on projections of HC Royalty’s rate of return. We recognized royalty revenue of $1.1 million and $0.6 million for the three months ended March 31, 2016 and 2015, respectively. We recognized interest expense of $1.3 million and $0.8 million for the three months ended March 31, 2016 and 2015, respectively.

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

In April 2015, the FASB issued ASU No. 2015-03, “Simplifying the Presentation of Debt Issuance Costs.” This ASU more closely aligns the treatment of debt issuance costs with debt discounts and premiums and requires debt issuance costs be presented as a direct deduction from the carrying amount of the related debt. The amendments in this ASU are effective for financial statements issued for fiscal years beginning after December 15, 2015 and interim periods within those fiscal years. This guidance has been applied on a retrospective basis and the impact is reflected in the as previously reported column in Note 2. The adoption of ASU No. 2015-03 resulted in a reclassification of deferred financing costs of $232,000 and $104,000 from asset to liability classification on the Company’s consolidated financial statements as of March 31, 2015 and December 31, 2015, respectively.

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

	Fair Value Measurements at
	March 31, 2016
	(unaudited)
			Significant
	Total Carrying	Quoted Prices	Other	Significant
	Value at	in Active	Observable	Unobservable
	March 31,	Markets	Inputs	Inputs
	2016	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and cash equivalents	$19,830	$19,830	$—	$—
Marketable securities	25,427	654	24,773	—
Long term marketable securities	68,790	—	68,790	—
Marketable securities - restricted (SERP)	255	—	255	—
Total assets at fair value	$114,302	$20,484	$93,818	$—

Liabilities:
Derivative liabilities	$535	$—	$—	$535

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

	Fair Value Measurements at
	March 31, 2015
	(unaudited) (restated)
			Significant
	Total Carrying	Quoted Prices	Other	Significant
	Value at	in Active	Observable	Unobservable
	March 31,	Markets	Inputs	Inputs
	2015	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and cash equivalents	$25,158	$25,158	$—	$—
Marketable securities	39,678	652	39,026	—
Long term marketable securities	27,315	—	27,315	—
Marketable securities - restricted (SERP)	267	—	267	—
Total assets at fair value	$92,418	$25,810	$66,608	$—

Liabilities:
Derivative liabilities	$2,691	$—	$—	$2,691

The fair value of the restricted marketable securities is included within other non-current assets in the consolidated balance sheets.

The Company’s Level 1 assets include cash held with banks, a CD and money market funds.

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

Unrestricted marketable securities held by the Company were as follows, in thousands:

At March 31, 2016 (unaudited):

Available for Sale	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate debt securities	$94,049	300	(132)	$94,217

At December 31, 2015 (restated):

Available for Sale	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate debt securities	$84,189	5	(493)	$83,701

At March 31, 2015 (unaudited) (restated):

Available for Sale	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate debt securities	$67,058	$15	$(80)	$66,993

The contractual maturities of the unrestricted available for sale marketable securities held by the Company were as follows, in thousands:

March 31, 2016
(unaudited)
Less Than 1 Year	$25,427
1-5 years	68,790
Greater Than 5 Years	—
Total	$94,217

The Company has not experienced any other-than-temporary losses on its marketable securities and restricted marketable securities. The cost of securities sold is calculated using the specific identification method.

5. Inventories

Inventories consist of the following, in thousands:

	March 31,	December 31,	March 31,
	2016	2015	2015
	(unaudited)		(unaudited)
Raw materials	$2,371	$2,887	3,132
Work in process	4,264	3,946	6,328
Finished goods	6,409	5,754	4,242
	$13,044	$12,587	$13,702

6.  Property and Equipment

Property and equipment consist of the following, in thousands:

	March 31,	December 31,	March 31,
	2016	2015	2015
	(unaudited)		(unaudited)
Computer equipment	$1,130	$1,112	$932
Software	1,463	307	314
Lab equipment and furniture	5,878	5,667	5,235
Leasehold improvements	2,642	2,642	2,446
Construction in progress	8	1,114	—
	11,121	10,842	8,927
Less accumulated depreciation and amortization	(7,255)	(6,968)	(6,446)
	$3,866	$3,874	$2,481

Depreciation and amortization expense on property and equipment was approximately $287,000 and $156,000 for the three months ended March 31, 2016 and March 31, 2015, respectively.

7.  Deferred Legal Fees and Intangible Assets

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

There were no indicators of impairment identified at March 31, 2016, December 31, 2015 or March 31, 2015.

8.  Accrued Expenses

Accrued expenses are comprised of the following, in thousands, (restated):

	March 31,	December 31,	March 31
	2016	2015	2015
	(unaudited)		(unaudited)

Accrued professional fees	$9,870	$10,057	$3,546
Accrued compensation	5,523	7,519	7,334
Accrued clinical trial and clinical supply costs	2,498	3,677	1,698
Accrued interest expense	393	295	646
Accrued sales and marketing expenses	1,139	434	1,657
Accrued product costs	11	113	131
Other accrued expenses	3,481	3,058	1,470
	$22,915	$25,153	$16,482

9.  Convertible Senior Secured Notes

The table below summarizes activity related to the Notes from issuance on May 3, 2013 through March 31, 2016, in thousands:

Gross proceeds	$90,000
Initial value of interest make-whole derivative reported as debt discount	(9,270)
Conversion option reported as debt discount and APIC	(22,336)
Conversion of debt to equity - principal	(81,463)
Conversion of debt to equity - accretion of debt discount and deferred financing costs	25,003
Accretion of debt discount and deferred financing costs	5,151
December 31, 2015 carrying value, restated	7,085

Conversion of debt to equity - principal	(1,962)
Conversion of debt to equity - accretion of debt discount and deferred financing costs	424
Accretion of debt discount and deferred financing costs	80
March 31, 2016 carrying value, unaudited	$5,627

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

	March 31,
	2016	2015
	(unaudited)

Research and development	$288	$204
Selling, general and administrative	1,071	698
Total	$1,359	$902

The following table summarizes stock option and SAR activity:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)

Outstanding, December 31, 2015	2,699,007	$8.94	7.92
Granted (unaudited)	1,016,750	$12.98
Exercised (unaudited)	(25,807)	$4.79
Forfeited or expired (unaudited)	(1,250)	$10.33
Outstanding, March 31, 2016 (unaudited)	3,688,700	$10.08	8.31

As of December 31, 2015:
Vested and expected to vest	2,654,381	$8.93	7.90
Exercisable	901,672	$7.95	6.86

As of March 31, 2016:
Vested and expected to vest (unaudited)	3,605,090	$10.05	8.28
Exercisable (unaudited)	1,472,911	$8.36	7.22

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

The following table sets forth the computation of basic and diluted net income per share for the three months ended March 31, 2016 and March 31, 2015, in thousands, except share and per share amounts, restated:

	Three Months ended March 31,
	2016	2015
	(unaudited)
Numerator, in thousands:
Net income used for calculation of basic EPS	$4,825	$738

Interest expense on convertible debt	179	—
Changes in fair value of derivative liabilities	(101)	—
Loss on extinguishment of debt	382
Loss on extinguishment of outstanding debt, as if converted	(1,229)	—
Total adjustments	(769)	—
Net income used for calculation of diluted EPS	$4,056	$738

Denominator:
Weighted average shares outstanding, basic	49,240,099	44,563,299

Effect of dilutive potential common shares:
Shares underlying Convertible Senior Secured Notes	1,383,472	—
Shares issuable to settle interest make-whole derivatives	71,537	—
Stock options, stock appreciation rights, and non-vested stock options	456,964	337,999
Total potential dilutive common shares	1,911,973	337,999
Weighted average shares outstanding, diluted	51,152,072	44,901,298

Net income per share, basic	$0.10	$0.02
Net income per share, diluted	$0.08	$0.02

13. Income Taxes

During the three months ended March 31, 2016, the Company had pre-tax income of $5.0 million. The provision for Federal and state income taxes related to the pre-tax income has been largely offset by the utilization of available net operating loss carryforwards (NOL’s). Accordingly, the Company reduced its valuation allowance against its deferred tax assets and recognized an income tax expense for the jurisdictions that did not have sufficient NOL’s to offset the expected tax expense.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Restated)

Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to help the reader understand the results of operations and the financial condition of the Company. The interim financial statements included in this report and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our restated audited consolidated financial statements and notes thereto for the year ended December 31, 2015 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K/A filed with the Securities and Exchange Commission on January 20, 2017.

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

Restatement of Previously Issued Financial Statements

This Management’s Discussion and Analysis of Financial Condition and Results of Operations gives effect to the revision and restatement adjustments made to the previously reported unaudited condensed consolidated financial statements for the three months ended March 31, 2016 and 2015.  For additional information and a detailed discussion of the revision and the restatement, see Note 2. “Restatement of Financial Statements” included in “Part I. Financial Information,” of this Form 10-Q/A.

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

Critical Accounting Policies and the Use of Estimates

The significant accounting policies and bases of presentation for our consolidated financial statements are described in Note 2 “Summary of Significant Accounting Policies.” The preparation of our consolidated financial statements in accordance with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and the disclosure of contingent assets and liabilities. Actual results could differ from those estimates.

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

Accounting for Liability related to Sale of Future Royalties

In July 2014, we sold certain royalty rights related to the approved product Orenitram, sold by United Therapeutics, Inc., for $30.0 million to HealthCare Royalty Partners (HC Royalty). Under the relevant accounting guidance, due to a limit on the amount of royalties that HC Royalty can earn under the arrangement, this transaction was accounted for as debt that will be amortized using the effective interest method over the life of the arrangement. We have no obligation to repay any amounts to HC Royalty. In order to record the amortization of the liability, we are required to estimate the total amount of future royalty payments to be received by HC Royalty under the License Agreement. The sum of these amounts less the net proceeds we received of $30.0 million will be recorded as non-cash interest expense over the life of the liability. Consequently, we impute interest on the unamortized portion of the liability and record non-cash interest expense using an imputed effective interest rate. We will periodically assess the expected royalty payments, and to the extent such payments are greater or less than our initial estimate, we will adjust the amortization of the liability and interest rate. As a result of this accounting, even though we do not retain HC Royalty’s share of the royalties, we will continue to record non-cash revenue related to those royalties until the amount of the associated liability and related interest is fully amortized.

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

Results of Operations

Comparison of the three months ended March 31, 2016 and March 31, 2015

	Three Months ended March 31,
	2016 (Restated)	2015 (Restated)	Increase/ (decrease)
	(unaudited, in thousands)
Revenues:
Net product sales	$43,025	$28,097	14,928
Royalty revenue	1,119	605	514
Licensing revenue	50	36	14
Total revenues	44,194	28,738
Costs and expenses
Cost of product sales	2,035	1,618	417
Research and development	10,562	3,683	6,879
Selling, general and administrative	25,160	19,403	5,757
Total costs and expenses	37,757	24,704
Operating income	6,437	4,034	2,403
Other income (expense)
Interest income and other income, net	331	113	218
Interest expense	(179)	(381)	202
Interest expense — non-recourse liability related to sale of future royalties	(1,279)	(759)	(520)
Changes in fair value of derivative liabilities	101	(49)	150
Loss on extinguishment of debt	(382)	(2,134)	1,752
Other expense	(4)	—	(4)
Total other expenses	(1,412)	(3,210)
Earnings before income taxes	5,025	824
Income tax	200	86	114
Net income	$4,825	$738	4,087

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

Royalty Revenue (restated). Revenue of $1.1 million and $0.6 million recognized during the three months ended March 31, 2016 and March 31, 2015, respectively, was non-cash revenue generated pursuant to an agreement with HC Royalty.

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

Interest Expense — Non-recourse Liability Related to Sale of Future Royalties.  Interest expense related to our royalty liability was $1.3 million during the three months ended March 31, 2016 as compared to $0.8 million for the three months ended March 31, 2015. The increase of $0.5 million for this non-cash expense item was primarily due to an increase in the expected royalties forecast related to Orenitram.

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

Net Income.  We realized net income of $4.8 million during the three months ended March 31, 2016, compared to a net income of $0.7 million during the three months ended March 31, 2015, an increase of $4.1 million. This change was primarily due to the revenue generated from our two commercial products, Oxtellar XR and Trokendi XR, offset by increased expenses incurred for the late stage studies for our two product candidates, and an increase in marketing expenditures.

Comparison of the three months ended March 31, 2015 and March 31, 2014

	Three Months ended March 31,
	2015 (Restated)	2014	Increase/ (decrease)
	(unaudited, in thousands)
Revenues:
Net product sales	$28,097	$8,995	19,102
Royalty revenue	605	—	605
Licensing revenue	36	86	(50)
Total revenues	28,738	9,081
Costs and expenses
Cost of product sales	1,618	494	1,124
Research and development	3,683	4,482	(799)
Selling, general and administrative	19,403	17,527	1,876
Total costs and expenses	24,704	22,503
Operating income (loss)	4,034	(13,422)	17,456
Other income (expense)
Interest income and other income, net	113	102	11
Interest expense	(381)	(1,207)	826
Interest expense — non-recourse liability related to sale of future royalties	(759)	—	(759)
Changes in fair value of derivative liabilities	(49)	677	(726)
Loss on extinguishment of debt	(2,134)	(1,693)	(441)
Total other expenses	(3,210)	(2,121)
Earnings before income taxes	824	(15,543)
Income tax	86	—	86
Net income (loss)	$738	$(15,543)	16,281

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

Royalty Revenue (restated). Revenue of $0.6 million recognized during the three months ended March 31, 2015 was non-cash revenue generated pursuant to an agreement with HC Royalty.

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

Interest Expense — Non-recourse Liability related to Sale of Future Royalties.  Interest expense related to our royalty liability was $0.8 million during the three months ended March 31, 2015 as compared to zero for the three months ended March 31, 2014. The increase of $0.8 million for this non-cash expense item was primarily due to the fact that this liability existed for all three months of this period in 2015 and did not exist during this three month period in 2014.

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

Net Income/ (Loss).  We realized net income of $0.7 million during the three months ended March 31, 2015 as compared to a net loss of $15.5 million during the three months ended March 31, 2014, a change of $16.2 million. This change was primarily due to the revenue generated from our two commercial products, Oxtellar XR and Trokendi XR, partially offset by increased expenses associated with the expansion of our sales force as well as an increase in marketing expenditures associated with ongoing support of Oxtellar XR and Trokendi XR.

Liquidity and Capital Resources at March 31, 2016 (Restated)

We believe with continued increasing levels of net product sales, we will have sufficient resources to finance our operations, including the increased research and development expenses for our clinical program. We expect to incur significantly increased R&D expenses to support the development of SPN-810 and SPN-812 including the late stage trials for SPN-810 and SPN-812.

Our working capital at March 31, 2016 was $38.4 million, a decrease of $10.6 million compared to our working capital of $49.0 million at December 31, 2015. Our long term marketable securities at March 31, 2016 were $68.8 million, an increase of $13.8 million compared to our long term marketable securities of $55.0 million at December 31, 2015.

Our stockholders’ equity increased by $9.1 million during the three month period ended March 31, 2016 primarily as a result of the issuance of shares related to the conversion of our Notes, coupled with net income of $5.0 million.

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

On December 17, 2014, the SEC declared effective our registration statement on Form S-3.  We have not sold any securities under the registration statement and as of the filing date of this Amended From 10-Q, we are no longer eligible to use the Form S-3 registration statement to sell any securities.

Cash Flows

The following table sets forth the major sources and uses of cash and equivalents for the periods set forth below, in thousands:

	Three Months ended March 31,		Increase/
	2016	2015	(decrease)
	(unaudited) (restated)
Net cash (used in) provided by:
Operating activities	$(3,142)	$(265)	(2,877)

Investing activities	(10,650)	(11,120)	470

Financing activities	124	147	(23)

Net decrease in cash and cash equivalents	$(13,668)	$(11,238)

Operating Activities

Net cash (used in) provided by operating activities is comprised of two components; cash provided by operating income and cash used in changes in working capital. Results for the three months ended March 31, 2016 and March 31, 2015 are summarized below, in thousands:

	Three Months ended March 31,		Increase/
	2016	2015	(decrease)
	(unaudited) (restated)
Cash provided by operating income	$7,209	$4,654	2,555

Cash used in changes in working capital	(10,351)	(4,919)	(5,432)

Net cash (used in) provided by operating activities	$(3,142)	$(265)

The increase in cash used in changes in working capital is primarily driven by increased accounts receivable from increased revenue and decreases in accounts payable and accrued expenses due to timing of payments.

The changes in certain operating assets and liabilities are, in thousands:

	Three Months ended March 31,
	2016	2015	Explanation of Change
	(unaudited) (restated)
Increase in accounts receivable	$(4,744)	$(2,001)	Increased sales.
Increase in inventory	(457)	(261)	Increase in inventory to support sales growth.
Decrease in prepaid expenses and other assets	260	38	Progress of clinical trials.
Decrease in accounts payable and accrued expenses	(5,783)	(1,382)	Increase in expenses, primarily for clinical trial accruals and accrued net sales deductions.
Other	373	(1,313)
	$(10,351)	$(4,919)

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

Net cash used in investing activities for the three months ended March 31, 2016 of $10.7 million related to net purchase of marketable securities of $9.9 million, deferred legal fees of $0.4 million, and property and equipment purchases of $0.3 million. Net cash used in investing activities for the three months ended March 31, 2015 consisted of $11.1 million related to net purchases of marketable securities of $9.2 million, an increase in deferred legal fees of $1.7 million, and property and equipment purchases of $0.2 million.

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

In addition to the above table, we are contractually obligated to allow all royalty payments earned under a licensing agreement with United Therapeutics Corporation to be paid to HC Royalty.  Although we have recorded a liability of $30.7 million at March 31, 2016 related to this obligation, it is a non-recourse liability for which we have no obligation to make any payments to HC Royalty.  Accordingly, this obligation will have no impact on our liquidity at any time.  As a result, the non-recourse liability has not been included in the table above.

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

Liquidity and Capital Resources at March 31, 2015 (Restated)

Our working capital at March 31, 2015 was $73.9 million, a decrease of $7.7 million compared to our working capital of $81.6 million at December 31, 2014. This decrease was primarily attributable to the purchase of marketable securities and an additional $2.5 million of deferred legal fees.

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

On December 17, 2014, the SEC declared effective our registration statement on Form S-3.  We have not sold any securities under the registration statement and as of the filing date of this Amended From 10-Q, we are no longer eligible to use the Form S-3 registration statement to sell any securities.

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

Cash Flows

The following table sets forth the major sources and uses of cash for the periods set forth below, in thousands:

	Three Months ended March 31,
	2015 (unaudited) (restated)	2014 (unaudited)	Increase/ (decrease)

Net cash provided by (used in):
Operating activities	$(265)	$(19,104)	18,839

Investing activities	$(11,120)	$(1,629)	(9,491)

Financing activities	$147	$5	142

Net increase (decrease) in cash and cash equivalents	$(11,238)	$(20,728)

Operating Activities

Net cash provided by/used in operating activities is comprised of two components; cash provided by/used in operating income/loss and cash provided by/used in changes in working capital. Results for the three months ended March 31, 2015 and March 31, 2014 are summarized below, in thousands:

	Three Months ended March 31,
	2015 (unaudited) (restated)	2014 (unaudited)	Increase/ (decrease)

Cash provided by (used in) operating income (loss)	$4,654	$(13,058)	17,712

Cash used by changes in working capital	(4,919)	(6,046)	1,127

Net cash provided by (used in) operating activities	$(265)	$(19,104)

The increase in net cash provided by operating activities is primarily driven by increased revenue generated from the sale of Trokendi XR and Oxtellar XR.

The changes in certain operating assets and liabilities are, in thousands:

	Three Months ended March 31,
	2015	2014	Explanation of Change
	(unaudited)

Increase in accounts receivable	$(2,001)	$(4,671)	Shipment of additional product to wholesalers.
Increase in inventory	(261)	(805)	Buildup of inventory for product sales.
(Decrease) Increase in prepaid expenses and other assets	38	(660)
Increase in accounts payable and accrued expenses	(1,382)	(3,656)	Increase in activity to support both products.
(Increase) decrease in deferred product and licensing revenue	(36)	4,322	Transition of Trokendi XR revenue recognition to be based on shipments to wholesalers.
Other	(1,277)	(576)
	$(4,919)	$(6,046)

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

Net cash used in investing activities for the three months ended March 31, 2015 of $11.1 million related to an increase in deferred legal fees of $1.7 million, property and equipment purchases of $0.2 million, and net purchases of marketable securities of $9.2 million. Net cash used in investing activities for the three months ended March 31, 2014 consisted of $1.6 million related to: the increase in deferred legal fees of $1.0 million; marketable securities holdings increased by $0.3 million, and property and equipment purchases of $0.3 million.

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

In addition to the above table, we are contractually obligated to allow all royalty payments earned under a licensing agreement with United Therapeutics Corporation to be paid to HC Royalty. Although we have recorded a liability of $30.7 million at March 31, 2016 related to this obligation, it is a non-recourse liability for which we have no obligation to make any payments to HC Royalty.  Accordingly, this obligation will have no impact on our liquidity at any time. As a result, these contingent payments to HC Royalty have not been recorded in the table above.

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

Recently Issued Accounting Pronouncements

For a discussion of new accounting pronouncements, see Note 3 in the notes to the consolidated financial statements in Part I, Item 1 of this report.

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

We conducted an evaluation, under the supervision and with the participation of our management, including the CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(b) and 15d-15(b) under the Exchange Act. Based on this evaluation, in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 filed on May 10, 2016, our CEO and CFO concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2016.

Subsequent to the evaluation made in connection with the Quarterly Report on Form 10-Q in May 2016, and in connection with the preparation and filing of the restatement and this Form 10-Q/A, our management, including the CEO and CFO re-evaluated the effectives of the design and operation of our disclosure controls and procedures. Based on this evaluation our CEO and CFO concluded that our disclosure controls and procedures were not effective as of March 31, 2015 and March 31, 2016 at the reasonable assurance level due to the material weakness described below.

Subsequent to May 10, 2016, management identified a material weakness in internal control over financial reporting. Management’s review revealed that our risk assessment process and our review controls over the accounting for significant, complex, and unusual accounting transactions was deficient, in that these controls were not designed to ensure that sufficient technical accounting expertise was applied to assess and document the appropriate accounting over such transactions.  These control deficiencies resulted in a material misstatement within the Company’s consolidated financial statements, as described in Part I, Item 1; Financial Information — Note 2 to the Consolidated Financial Statements. The presence of these control deficiencies created a reasonable possibility that a material misstatement to the consolidated financial statements would not be prevented or detected on a timely basis. Therefore, we concluded that the deficiencies represented a material weakness in the Company’s internal control over financial reporting and that our internal control over financial reporting was not effective as of March 31, 2016.

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

Other than the changes described above under “Management’s Remediation Initiatives” and the new financial accounting system implementation, during the three months March 31, 2016, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Any investment in our business involves a high degree of risk. Before making an investment decision, you should carefully consider the information we include in this Quarterly Report on Form 10-Q/A, including our condensed consolidated financial statements and related notes, and the additional information in the other reports we file with the Securities and Exchange Commission along with the risks described in our Annual Report on Form 10-K/A for the year ended December 31, 2015. These risks may result in material harm to our business and our financial condition and results of operations. In this event, the market price of our common stock may decline and you could lose part or all of your investment.

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