Form 10-Q
period 2016-09-30
SUPERNUS PHARMACEUTICALS INC
filed 2017-01-20
CIK 1356576

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

SUPERNUS PHARMACEUTICALS, INC.

FORM 10-Q — QUARTERLY REPORT

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2016

PART I — FINANCIAL INFORMATION

Supernus Pharmaceuticals, Inc.

Consolidated Balance Sheets

(in thousands, except share amounts)

	September 30,	December 31,
	2016	2015
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$54,305	$33,498
Marketable securities	26,024	28,692
Accounts receivable, net	36,220	25,908
Inventories, net	17,453	12,587
Prepaid expenses and other current assets	4,201	5,261
Total current assets	138,203	105,946
Long term marketable securities	67,044	55,009
Property and equipment, net	4,318	3,874
Deferred legal fees	17,437	22,503
Intangible assets, net	15,526	976
Other non-current assets	332	318
Deferred tax asset	42,256	—

Total assets	$285,116	$188,626

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,685	$4,314
Accrued sales deductions	39,694	26,794
Accrued expenses	26,719	25,153
Non-recourse liability related to sale of future royalties-current portion	2,342	497
Deferred licensing revenue	207	176
Total current liabilities	71,647	56,934
Deferred licensing revenue, net of current portion	1,554	1,390
Convertible notes, net	5,772	7,085
Non-recourse liability related to sale of future royalties-long term	28,286	30,031
Other non-current liabilities	4,199	4,325
Derivative liabilities	287	854

Total liabilities	111,745	100,619

Stockholders’ equity:
Common stock, $0.001 par value, 130,000,000 shares authorized at September 30, 2016 and December 31, 2015; 49,539,301 and 49,004,674 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	50	49
Additional paid-in capital	271,801	263,955
Accumulated other comprehensive income (loss), net of tax benefit	127	(488)
Accumulated deficit	(98,607)	(175,509)
Total stockholders’ equity	173,371	88,007

Total liabilities and stockholders’ equity	$285,116	$188,626

See accompanying notes.

Supernus Pharmaceuticals, Inc.

Consolidated Statements of Operations

(in thousands, except share and per share data)

	Three Months ended September 30,		Nine Months ended September 30,
	2016	2015	2016	2015
	(unaudited)		(unaudited)
Revenue
Net product sales	$55,618	$38,551	$148,978	$100,914
Royalty revenue	1,140	776	3,464	2,007
Licensing revenue	52	35	187	857

Total revenue	56,810	39,362	152,629	103,778

Costs and expenses
Cost of product sales	3,428	2,248	8,214	5,628
Research and development	7,868	9,129	29,539	19,690
Selling, general and administrative	25,675	22,900	76,956	65,496

Total costs and expenses	36,971	34,277	114,709	90,814

Operating income	19,839	5,085	37,920	12,964
Other income (expense)
Interest income	379	169	1,073	419
Interest expense	(202)	(292)	(577)	(1,004)
Interest expense-non-recourse royalty liability	(1,004)	(998)	(3,564)	(2,530)
Changes in fair value of derivative liabilities	125	114	349	66
Loss on extinguishment of debt	—	(25)	(382)	(2,400)
Other (expense) income	(1)	5	(2)	30

Total other income (expense)	(703)	(1,027)	(3,103)	(5,419)

Earnings before income taxes	19,136	4,058	34,817	7,545

Income tax (benefit) expense	(42,690)	142	(42,085)	453

Net income	$61,826	$3,916	$76,902	$7,092

Income per common share:
Basic	$1.25	$0.08	$1.56	$0.15
Diluted	$1.18	$0.08	$1.48	$0.15

Weighted-average number of common shares outstanding:
Basic	49,516,595	48,515,071	49,395,284	47,011,243
Diluted	51,974,435	51,590,797	51,615,334	51,059,466

See accompanying notes.

Supernus Pharmaceuticals, Inc.

Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

	Three Months ended September 30,		Nine Months ended September 30,
	2016	2015	2016	2015
	(unaudited)		(unaudited)

Net income	$61,826	$3,916	$76,902	$7,092
Other comprehensive income:
Unrealized net (loss) gain on marketable securities, net of taxes	(422)	44	615	47
Other comprehensive income:	(422)	44	615	47

Comprehensive income	$61,404	$3,960	$77,517	$7,139

See accompanying notes.

Supernus Pharmaceuticals, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Nine Months ended September 30,
	2016	2015
	(unaudited)
Cash flows from operating activities
Net income	$76,902	$7,092

Adjustments to reconcile net income to net cash provided by operating activities:
Loss on extinguishment of debt	382	2,400
Change in fair value of derivative liability	(349)	(66)
Unrealized loss on marketable securities	—	47
Depreciation and amortization	1,728	651
Amortization of deferred financing costs and debt discount	512	646
Non-cash interest expense on liability related to sale of future royalties	3,564	2,530
Non-cash royalty revenue	(3,464)	(2,007)
Share-based compensation expense	4,454	3,011
Deferred income tax benefit	(42,377)	—
Changes in operating assets and liabilities:
Accounts receivable	(10,312)	(6,334)
Inventories	(4,866)	(1,301)
Prepaid expenses and other assets	1,060	(2,793)
Accounts payable	(1,629)	949
Accrued sales deduction	12,900	10,359
Accrued expenses	3,314	(459)
Deferred licensing revenue	195	(107)
Other non-current liabilities	(140)	(21)
Net cash provided by operating activities	41,874	14,597

Cash flows from investing activities
Purchases of marketable securities	(31,194)	(51,942)
Sales and maturities of marketable securities	22,398	33,671
Purchases of property and equipment	(1,302)	(1,240)
Deferred legal fees	(12,224)	(6,908)
Net cash used in investing activities	(22,322)	(26,419)

Cash flows from financing activities
Proceeds from issuance of common stock	1,255	1,067
Net cash provided by financing activities	1,255	1,067

Net change in cash and cash equivalents	20,807	(10,755)
Cash and cash equivalents at beginning of period	33,498	36,396

Cash and cash equivalents at end of period	$54,305	$25,641

Supplemental cash flow information:
Cash paid for interest	$247	$504

Non-cash financial activity:
Conversion of convertible notes and interest make-whole	$2,138	$26,019
Exercise of warrants	$—	652
Deferred legal fees included in accounts payable and accrued expenses	$7,920	$6,866

See accompanying notes.

Supernus Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements

For the Three and Nine months ended September 30, 2016 and 2015

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

The results of operations for the three and nine months ended September 30, 2016 are not necessarily indicative of the Company’s future financial results.

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

The Company established the Supernus Supplemental Executive Retirement Plan (SERP) for the sole purpose of receiving funds for executives from a previous SERP and providing a continuing deferral program under the Supernus SERP. As of September 30, 2016 and December 31, 2015, the fair value of the SERP was $277,000, and $263,000, respectively. The SERP assets were held in mutual fund investments. The fair value of these assets is included within other non-current assets on the consolidated balance sheets. A corresponding noncurrent liability is also included in the consolidated balance sheets to reflect the Company’s obligation for the SERP. The Company has not made, and has no plans to make, contributions to the SERP. The securities are restricted in nature and can only be used for purposes of paying benefits under the SERP.

Accounts Receivable, net

Accounts receivable are reported on the consolidated balance sheets at outstanding amounts, less an allowance for doubtful accounts and discounts. The Company extends credit without requiring collateral. The Company writes off uncollectible receivables when the likelihood of collection is remote. The Company evaluates the collectability of accounts receivable on a regular basis. An allowance, when needed, is based upon various factors including the financial condition and payment history of customers, an overall review of collections experience on other accounts, and economic factors or events expected to affect future collections experience. The Company recorded an allowance for bad debt of approximately $38,000 as of September 30, 2016. The Company recorded an allowance for expected sales deductions of approximately $5.2 million and $3.8 million as of September 30, 2016 and December 31, 2015, respectively.

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

Sales Deductions

Allowances for estimated sales deductions are provided for the following:

•                  Rebates.  Rebates include mandated discounts under the Medicaid Drug Rebate Program and the Medicare coverage gap program, as well as negotiated discounts with commercial healthcare providers. Rebates are amounts owed after the final dispensing of products to a benefit plan participant and are based upon contractual agreements or legal requirements with the public sector (e.g. Medicaid) and with private sector benefit providers. The allowance for rebates is based on statutory and contractual discount rates and expected claimed rebates paid based on a plan provider’s utilization. Rebates are generally invoiced and paid quarterly in arrears so that the accrual balance consists of an estimate of the amount expected to be incurred for the current quarter’s activity, plus an accrual balance for known or estimated prior quarters’ unpaid rebates. If actual future rebates vary from estimates, we may need to adjust balances of such rebates to reflect the actual expenditures of the Company with respect to these programs, which would affect revenue in the period of adjustment.

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

Royalty Revenue

In the third quarter of 2014, the Company received a $30.0 million payment pursuant to a royalty agreement related to the purchase by HealthCare Royalty Partners III, L.P. (HC Royalty) of certain of the Company’s rights under the agreement with United Therapeutics Corporation related to the commercialization of Orenitram. We have recorded a non-recourse liability related to this transaction and have begun to amortize this amount to recognize royalty revenue as royalties are received by HC Royalty from United Therapeutics. We also recognize non-cash interest expense related to this liability that accrues at an effective interest rate determined based on projections of HC Royalty’s rate of return. We recognized royalty revenue of $3.5 million and royalty revenue of $2.0 million for the nine months ended September 30, 2016 and 2015, respectively. We recognized interest expense of $3.6 million and $2.5 million for the nine months ended September 30, 2016 and 2015, respectively.

Milestone Payments

Milestone payments on licensing agreements are recognized as revenue when the collaborative partner acknowledges completion of the milestone and substantive effort (i.e., effort consistent with amount of the milestone) was necessary to achieve the milestone. Management may recognize revenue contingent upon the achievement of a milestone in its entirety in the period in which the milestone is achieved only if the milestone meets all the criteria to be considered substantive. The Company recorded no milestone revenue during the three months and nine months ended September 30, 2016, and zero and $750,000 of milestone revenue during the three and nine months ended September 30, 2015, respectively.

Cost of Product Sales

The cost of product sales consists primarily of materials, third-party manufacturing costs, freight and distribution costs, allocation of labor, quality control and assurance, and other manufacturing overhead costs.

Income Taxes

The Company utilizes the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax reporting bases of assets and liabilities. These are measured using enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. Valuation allowances are established to reduce deferred tax assets to the amounts expected to be realized. (See Note 12)

The Company accounts for uncertain tax positions in its consolidated financial statements when it is more-likely-than-not that the position will be sustained upon examination by the tax authorities. Such tax positions must initially and subsequently be measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and relevant facts. The Company’s policy is to recognize any interest and penalties related to income taxes in income tax expense.

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

In April 2015, FASB issued ASU No. 2015-03, “Simplifying the Presentation of Debt Issuance Costs.” This ASU more closely aligns the treatment of debt issuance costs with debt discounts and premiums and requires debt issuance costs to be presented as a direct deduction from the carrying amount of the related debt. The amendments in this ASU are effective for financial statements issued for fiscal years beginning after December 15, 2015 and interim periods within those fiscal years. This guidance was applied on a retrospective basis. The adoption of ASU 2015-03 resulted in a reclassification of deferred financing costs of $104,000 from asset to liability classification on the Company’s consolidated December 31, 2015 financial statements.

In May 2014, FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers”. ASU 2014-09 will eliminate transaction-and industry-specific revenue recognition guidance under current U.S. GAAP and replace it with a principles-based approach for determining revenue recognition. ASU 2014-09 will require that companies recognize revenue based on the value of transferred goods or services as they occur in the contract. The ASU also will require additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in  judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016. The FASB has voted to approve a one-year deferral, changing the effective date to annual reporting periods beginning after December 15, 2017, with early adoption being permitted for periods beginning after December 15, 2016. Entities can transition to the standard either retrospectively or as a cumulative effect adjustment as of the date of adoption. Presently, the Company is assessing what effect the adoption of ASU 2014-09 will have on our consolidated financial statements and accompanying notes and has not yet selected a method of adoption.

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

	Fair Value Measurements at
	September 30, 2016
	(unaudited)
			Significant
	Total Carrying	Quoted Prices	Other	Significant
	Value at	in Active	Observable	Unobservable
	September 30,	Markets	Inputs	Inputs
	2016	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and cash equivalents	$54,305	$54,305	$—	$—
Marketable securities	26,024	654	25,370	—
Long term marketable securities	67,044	—	67,044	—
Marketable securities - restricted (SERP)	278	—	278	—
Total assets at fair value	$147,651	$54,959	$92,692	$—

Liabilities:
Derivative liabilities	$287	$—	$—	$287

	Fair Value Measurements at
	December 31, 2015
			Significant
	Total Carrying	Quoted Prices	Other	Significant
	Value at	in Active	Observable	Unobservable
	December 31,	Markets	Inputs	Inputs
	2015	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and cash equivalents	$33,498	$33,498	$—	$—
Marketable securities	28,692	654	28,038	—
Long term marketable securities	55,009	—	55,009	—
Marketable securities - restricted (SERP)	263	—	263	—
Total assets at fair value	$117,462	$34,152	$83,310	$—

Liabilities:
Derivative liabilities	$854	$—	$—	$854

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

The fair value of the interest make-whole liability of the Notes was calculated using a binomial-lattice model with the following key assumptions as of September 30, 2016, unaudited:

Volatility	45%
Stock Price as of September 30, 2016	$24.73 per share
Credit Spread	900 bps
Term	7 months
Dividend Yield	0.0%

Significant changes to these assumptions could result in increases/decreases to the fair value of the derivative liabilities.

Changes in the fair value of the interest make-whole liability are recognized as a component of other income (expense) in the Consolidated Statements of Operations. The following table presents information about the Company’s Level 3 liabilities as of December 31, 2015 and September 30, 2016 that are included in the non-current liabilities section of the consolidated balance sheets, in thousands:

Nine Months ended
September 30, 2016
(unaudited)

Balance at December 31, 2015	$854

Changes in fair value of derivative liabilities included in earnings	(349)
Reduction due to conversion of debt to equity	(218)

Balance at September 30, 2016	$287

The carrying value, face value and estimated fair value of the Notes was approximately $5.8 million, $6.6 million and $31.2 million, respectively, as of September 30, 2016. The fair value was estimated based on actual trade information as well as quoted prices provided by bond traders, which would be characterized within Level 2 of the fair value hierarchy. This fair value amount gives recognition to the value of the interest make-whole liability and the value of the conversion option, which upon issuance were accounted for as derivative liabilities and additional paid-in-capital, respectively.

The carrying amounts of other financial instruments, including accounts receivable, accounts payable and accrued expenses, approximate fair value due to their short-term maturities. Unrestricted marketable securities held by the Company were as follows, in thousands:

At September 30, 2016 (unaudited):

Available for Sale	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate debt securities	$92,700	464	(96)	$93,068

At December 31, 2015:

Available for Sale	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate debt securities	$84,189	5	(493)	$83,701

The contractual maturities of the unrestricted available for sale marketable securities held by the Company were as follows, in thousands:

September 30, 2016
(unaudited)
Less Than 1 Year	$26,024
1 year to 2 years	24,064
3 years to 4 years	42,980
Greater Than 4 Years	—
Total	$93,068

The Company has not experienced any other-than-temporary losses on its marketable securities and restricted marketable securities. The cost of securities sold is calculated using the specific identification method.

4. Inventories

Inventories consist of the following, in thousands:

	September 30,	December 31,
	2016	2015
	(unaudited)
Raw materials	$2,781	$2,887
Work in process	8,116	3,946
Finished goods	6,556	5,754
	$17,453	$12,587

5.  Property and Equipment

Property and equipment consist of the following, in thousands:

	September 30,	December 31,
	2016	2015
	(unaudited)
Computer equipment	$1,185	$1,112
Software	1,744	307
Lab equipment and furniture	6,560	5,667
Leasehold improvements	2,642	2,642
Construction in progress	13	1,114
	12,144	10,842
Less accumulated depreciation and amortization	(7,826)	(6,968)
	$4,318	$3,874

Depreciation and amortization expense on property and equipment was approximately $0.3 million and $0.9 million for the three and nine months ended September 30, 2016, and $0.2 million and $0.5 million for the three and nine months ended September 30, 2015, respectively.

6.  Deferred Legal Fees and Intangible Assets

Deferred legal fees have been incurred in connection with patent litigation for Oxtellar XR and Trokendi XR. As of September 30, 2016 and December 31, 2015, the Company had deferred legal fees of $17.4 million and $22.5 million, respectively.

The following sets forth the gross carrying amount and related accumulated amortization of the intangible assets, in thousands:

September 30, 2016
		(unaudited)		December 31, 2015
		Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Average Life	Amount	Amortization	Amount	Amortization

Capitalized patent defense costs	9.5 - 11 years	$16,414	$888	$994	$18

The Company prevailed in a lawsuit related to Oxtellar XR in February 2016, at which time the Company reduced deferred legal fees and began amortizing the costs associated with that litigation.

The net book value of intangible assets was $15.5 million as of September 30, 2016 and was $1.0 million as of December 31, 2015. The increase in intangible assets reflects the successful outcome of the lawsuit related to Oxtellar XR in February 2016. There is an offsetting reduction in the amount carried as deferred legal fees, as described above.

Amortization expense on intangible assets was approximately $0.3 million and $0.9 million for the three and nine months ended September 30, 2016 and was approximately $0.1 million and $0.2 million for the three and nine months ended September 30, 2015, respectively.

There were no indicators of impairment identified at September 30, 2016 or December 31, 2015.

7.  Accrued Expenses

Accrued expenses are comprised of the following, in thousands:

	September 30,	December 31,
	2016	2015
	(unaudited)

Accrued professional fees	$8,480	$10,057
Accrued compensation	8,404	7,519
Accrued clinical trial and clinical supply costs	3,538	3,677
Accrued interest expense	393	295
Accrued sales and marketing expenses	150	434
Other accrued expenses	5,754	3,171
	$26,719	$25,153

8.   Convertible Senior Secured Notes

The table below summarizes activity related to the Notes from issuance on May 3, 2013 through September 30, 2016, in thousands:

Gross proceeds	$90,000
Initial value of interest make-whole derivative reported as debt discount	(9,270)
Conversion option reported as debt discount and APIC	(22,336)
Conversion of debt to equity - principal	(81,463)
Conversion of debt to equity - accretion of debt discount and deferred financing costs	25,003
Accretion of debt discount and deferred financing costs	5,151
December 31, 2015 carrying value	7,085

Conversion of debt to equity - principal	(1,962)
Conversion of debt to equity - accretion of debt discount and deferred financing costs	424
Accretion of debt discount and deferred financing costs	225
September 30, 2016 carrying value, unaudited	$5,772

During the nine month period ended September 30, 2016, approximately $2.0 million of the Notes were presented to the Company for conversion. Accordingly, the Company issued approximately 0.4 million shares of common stock in conversion of the principal amount of the Notes. As a result of the conversions, the Company incurred a loss of approximately $0.4 million on extinguishment of debt during the nine months ended September 30, 2016, which is included as a separate component of other income (expense) on the Consolidated Statement of Operations. During the nine month period ended September 30, 2015, as a result of approximately $26.3 million in note conversions, the Company incurred a loss of approximately $2.4 million on extinguishment of debt.

9. Summary Stockholders’ Equity

The following summary table provides details related to the activity in certain captions within Stockholders’ Equity for the nine month period ended September 30, 2016, in thousands:

	Common Stock	Additional Paid-in Capital
	(unaudited)

Balance, December 31, 2015	$49	$263,955
Share-based compensation	—	4,454
Issuance of ESPP shares	—	787
Exercise of stock options	1	467
Equity issued on note conversion	—	2,138
Balance, September 30, 2016	$50	$271,801

10. Share-Based Payments

The Company has adopted the Supernus Pharmaceuticals, Inc. 2012 Equity Incentive Plan (the 2012 Plan), which is stockholder approved, and provides for the grant of stock options and certain other awards, including stock appreciation rights (SAR), restricted and unrestricted stock, stock units, performance awards, cash awards and other awards that are convertible into or otherwise based on the Company’s common stock, to the Company’s key employees, directors, and consultants and advisors. The 2012 Plan is administered by the Company’s Board of Directors and provides for the issuance of up to 8,000,000 shares of the Company’s common stock upon the exercise of stock awards. Option awards are granted with an exercise price equal to the estimated fair value of the Company’s common stock at the grant date. Those option awards generally vest in four annual installments, starting on the first anniversary of the date of grant and have ten year contractual terms. Option awards granted to the directors generally vest over a one-year-term. Share-based compensation recognized related to the grant of employee and non-employee stock options, SAR, potential Employee Stock Purchase Plan (ESPP) awards and non-vested stock was as follows, in thousands:

	Three Months ended September 30,		Nine Months ended September 30,
	2016	2015	2016	2015
	(unaudited)		(unaudited)

Research and development	$253	$236	$882	$646
Selling, general and administrative	1,230	896	3,572	2,365
Total	$1,483	$1,132	$4,454	$3,011

The following table summarizes stock option and SAR activity:

	Number of Options	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)

Outstanding, December 31, 2015	2,699,007	$8.94	7.92
Granted (unaudited)	1,036,600	13.12
Exercised (unaudited)	(74,882)	6.24
Forfeited or expired (unaudited)	(26,575)	12.41
Outstanding, September 30, 2016 (unaudited)	3,634,150	$10.16	7.82

As of December 31, 2015:
Vested and expected to vest	2,654,381	$8.93	7.90
Exercisable	901,672	$7.95	6.86

As of September 30, 2016:
Vested and expected to vest (unaudited)	3,571,887	$10.13	7.80
Exercisable (unaudited)	1,494,199	$8.59	6.74

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

The following common stock equivalents were excluded in the calculation of diluted income per share because their effect would be anti-dilutive as applied to the income from continuing operations applicable to common stockholders for the three and nine months ended September 30, 2016 and 2015:

	Three Months ended September 30,		Nine Months ended September 30,
	2016	2015	2016	2015
	(unaudited)		(unaudited)
Shares underlying Convertible Senior Secured Notes	—	—	—	—
Warrants to purchase common stock	—	40,850	—	38,424
Stock options, stock appreciation rights, non-vested stock options, and ESPP awards	—	39,289	—	13,240

The following table sets forth the computation of basic and diluted net income per share for the three and nine months ended September 30, 2016 and 2015, in thousands, except share and per share amounts:

	Three Months ended September 30,		Nine Months ended September 30,
	2016	2015	2016	2015
	(unaudited)		(unaudited)
Numerator, in thousands:
Net income used for calculation of basic EPS	$61,826	$3,916	$76,902	$7,092

Interest expense on convertible debt	202	292	577	1,004
Changes in fair value of derivative liabilities	(124)	(174)	(349)	(462)
Loss on extinguishment of debt	—	25	382	2,400
Loss on extinguishment of outstanding debt, as if converted	(705)	7	(1,183)	(2,494)
Total adjustments	(627)	150	(573)	448
Net income used for calculation of diluted EPS	$61,199	$4,066	$76,329	$7,540

Denominator:
Weighted average shares outstanding, basic	49,516,595	48,515,071	49,395,284	47,011,243

Effect of dilutive potential common shares:
Shares underlying Convertible Senior Secured Notes	1,240,814	1,961,410	1,274,491	3,703,320
Shares issuable to settle interest make-whole derivatives	27,296	98,879	71,537	—
Stock options, stock appreciation rights, and non-vested stock options	1,189,730	1,015,437	874,022	344,903
Total potential dilutive common shares	2,457,840	3,075,726	2,220,050	4,048,223
Weighted average shares outstanding, diluted	51,974,435	51,590,797	51,615,334	51,059,466

Net income per share, basic	$1.25	$0.08	$1.56	$0.15
Net income per share, diluted	$1.18	$0.08	$1.48	$0.15

12. Income Taxes

During the three and nine months ended September 30, 2016, the Company had pre-tax income of $19.1 million and $34.8 million, respectively. The provision for federal and state income taxes related to the pre-tax income has been largely offset by the utilization of available net operating loss carryforwards (NOLs).

As of each reporting date, management considers new evidence, both positive and negative, that could affect its view of the future realization of deferred tax assets.  As of September 30, 2016, primarily because in the current year we achieved three years of cumulative pretax income in the U.S. federal tax jurisdiction, management determined that there is sufficient positive evidence to conclude that it is more likely than not that deferred taxes of $42.3 million are realizable.  The Company therefore reduced the valuation allowance accordingly.

Our effective income tax rates were (120.9%) and 6.0% for the nine months ended September 30, 2016 and 2015, respectively.  During the third quarter, we recorded an income tax benefit of approximately $42.7 million as a result of the company releasing the valuation allowance on the deferred taxes that are realizable. This valuation allowance release causes the effective tax rate to be significantly different from our historical annual effective tax rate.

13. Commitments and Contingencies

The Company has concurrent leases for office and lab space that extend through April 2020. The Company may elect to extend the term of the leases for an additional five-year term. The leases provide for a tenant improvement allowance of approximately $2.1 million in aggregate. During the three and nine months ended September 30, 2016, none of the allowance was utilized. During the three and nine months ended September 30, 2015, $107,000 and $215,000, respectively, of the allowance was utilized and is included in fixed assets and deferred rent. As of September 30, 2016, $0.5 million remains available for tenant improvements.

Rent expense for the leased facilities and leased vehicles for the Company’s sales representatives for the three and nine months ended September 30, 2016 were approximately $0.7 million and $2.0 million, respectively. Rent expense for the leased facilities and leased vehicles for the three and nine months ended September 30, 2015 were approximately $0.7 million and $2.0 million, respectively.

Future minimum lease payments under non-cancelable operating leases as of September 30, 2016 are as follows, in thousands, unaudited:

Year ending December 31:

2016 (remaining)	$337
2017	1,312
2018	1,314
2019	1,341
Thereafter	454
$4,758

The Company has obtained exclusive licenses from third parties for proprietary rights to support the product candidates in the Company’s psychiatry portfolio. Under license agreements with Afecta Pharmaceuticals, Inc. (Afecta), the Company has obtained exclusive worldwide rights to selected product candidates, including an exclusive license to SPN-810 (molindone hydrochloride). The Company does not owe any future milestone payments for SPN-810. The Company is obligated to pay royalties in the low-single digits to Afecta based on worldwide net sales of SPN-810.

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

14. Subsequent Event

Subsequent to September 30, 2016, holders of the Notes converted approximately $3.0 million of the Notes. We issued a total of approximately 0.6 million shares of common stock in conversion of the principal amount of the Notes and accrued interest thereon resulting in a remaining Note balance of $3.6 million.

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

In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. These forward-looking statements may include declarations regarding the Company’s belief or current expectations of management, such as statements including the words “budgeted,” “anticipate,” “project,” “estimate,” “expect,” “may,” “believe,” “potential,” and similar statements or expressions, which are intended to be forward-looking statements, as such statements reflect the reality of risk and uncertainty that is inherent in the Company’s business. Actual results may differ materially from those expressed or implied by such forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which are made as of the date this report was filed with the Securities and Exchange Commission. Our actual results and the timing of events could differ materially from those discussed in our forward-looking statements as a result of many factors, including those set forth under the “Risk Factors” section of our Annual Report on Form 10-K/A and elsewhere in this report as well as in other reports and documents we file with the Securities and Exchange Commission from time to time. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances occurring after the date of this Quarterly Report on Form 10-Q.

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

Oxtellar XR and Trokendi XR are the first once-daily extended release oxcarbazepine and topiramate products indicated for patients with epilepsy in the U.S. market. These products differ from immediate release products by offering once-daily dosing and unique pharmacokinetic characteristics which we believe can result in very positive clinical outcomes for some patients. We believe a once-daily dosing regimen improves adherence, making it more probable that patients maintain sufficient levels of medication in their bloodstream to protect against seizures. In addition, the unique smooth and steady pharmacokinetic profiles of our once-daily formulations reduce the peak to trough fluctuation in blood level that are typically associated with immediate release products, which we believe may result in increased adverse events (AEs), more symptomatic side effects and decreased efficacy.

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

The table below summarizes our current pipeline of novel products and product candidates.

Product	Indication	Status
Oxtellar XR	Epilepsy	Launched
Trokendi XR	Epilepsy	Launched
Trokendi XR	Migraine Prophylaxis	Tentative Approval
SPN-810	Impulsive Aggression*	Phase III
SPN-812	ADHD	Phase IIb completed
SPN-809	Depression	Phase II ready

*   Initial program is in patients with ADHD, with a plan to follow on in other indications, such as IA in patients with autism, bipolar disorder, schizophrenia, and some forms of dementia.

We are continuing to expand our intellectual property portfolio to provide additional protection for our technologies, products, and product candidates. We currently have seven U.S. patents issued covering Oxtellar XR and six U.S. patents issued covering Trokendi XR, providing patent protection expiring no earlier than 2027 for each product.

Commercial Products

Trokendi XR

Trokendi XR, the first once-daily extended release topiramate product indicated for patients with epilepsy in the U.S. market, is designed to improve patient adherence over immediate release products, as these must be taken multiple times per day.

In August 2016, we received tentative approval to expand the label for Trokendi XR to include the indication of prophylaxis of migraine headache in adults. We continue to prepare and will be ready to launch the migraine indication soon after receiving full FDA approval.

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

We expect the number of prescriptions filled for Oxtellar XR and Trokendi XR to continue to increase through the end of 2016 and in subsequent years. Data from Intercontinental Marketing Services (IMS) shows 370,397 prescriptions filled for both drugs during the nine months ended September 30, 2016, representing a growth of 39% as compared to the 266,546 prescriptions reported for the nine months ended September 30, 2015. For the three months ended September 30, 2016, data from IMS shows 131,308 prescriptions filled for both drugs, representing a growth of 30.3% as compared to the 100,770 prescriptions reported for the three months ended September 30, 2015.

We have received Paragraph IV Notice Letters concerning Oxtellar XR and Trokendi XR from various third-parties, asserting that our patents are invalid, or that our patents are not infringed by their formulations, or both. In response to these Paragraph IV notice letters, we have initiated litigation against these third parties alleging infringement of our intellectual property rights. We intend to vigorously defend our intellectual property rights in each of these cases. We anticipate continuing to incur substantial amounts of legal fees and related expenses for these cases as they progress. On February 8, 2016, the Company announced a court ruling that three patents covering Oxtellar XR were valid and that Actavis, plc infringed two of these three patents by submitting an abbreviated new drug application (ANDA) to the FDA. (See Part II, Item 1—Legal Proceedings in this Quarterly Report on Form 10-Q for additional information).

Product Candidates

SPN-810

We are developing SPN-810 as a novel treatment for IA in patients who have ADHD. Our Phase III clinical trial (P301) is being conducted under a Special Protocol Assessment (SPA).  SPN-810 has been granted fast-track designation by the FDA. We initiated two Phase III clinical trials in 2015 (P301 and P302) and began dosing patients during the first quarter of 2016. In addition, we began enrolling patients in the open-label extension study during 2016. We expect patient enrollment to continue into 2017.

SPN-812

SPN-812 is being developed as a novel non-stimulant treatment for ADHD. We completed a Phase IIb dose ranging trial and recently announced topline results.  The trial met the primary endpoint, demonstrating that SPN-812 at daily doses of 400 mg, 300 mg, and 200 mg achieved a statistically significant improvement in the symptoms of ADHD when compared to placebo.  All SPN-812 doses tested in the trial were well tolerated. Of the patients treated with SPN-812, only 6.7% discontinued due to an AE. In addition, 87% of patients who completed the trial elected to enroll in the ongoing open-label extension.

At the end of the SPN-812 study, 400 mg, 300 mg and 200 mg doses were statistically significant compared to placebo in the primary endpoint. Patients receiving SPN-812 400 mg, 300 mg and 200 mg had a -19.0 point change (p=0.021), -18.6 point change (p=0.027) and a -18.4 point change (p=0.031) from baseline, respectively, in the primary endpoint vs. -10.5 for placebo.

With respect to the effect size, patients receiving SPN-812 400 mg, 300 mg and 200 mg had a median effect size of 0.63, 0.60 and 0.55, respectively. Patients receiving SPN-812 100 mg had a -16.7 point change from baseline in the primary endpoint and a median effect size of 0.46, which did not quite reach statistical significance (p=0.089) in this relatively low number of patients.

In addition, SPN-812 400 mg, 300 mg and 200 mg met the Clinical Global Impression Severity (CGI-S) secondary endpoint with p- values of 0.014, 0.015 and 0.031, respectively, compared to placebo.

Based on these positive results in children with ADHD and the positive Phase IIa results in adults with ADHD, Supernus plans to have an end-of-Phase II meeting with the U.S. Food and Drug Administration (FDA) after which it will initiate Phase III clinical testing.

We expect to incur increasing amount of research and development expenses related to the continued development of each of our product candidates, with a total cost of approximately $100 million for each of the two programs, from 2016 through FDA approval.

Collaboration Update

Shire announced positive results of SHP465 Safety and Efficacy Study in Children and Adolescents with ADHD. The study addresses a key FDA requirement, keeping SHP465 on track for resubmission in the fourth quarter of 2016 and potential launch in second half of 2017, if it is approved by the FDA. SHP465 was originally developed by Shire Laboratories, the former division of Shire which subsequently became Supernus Pharmaceuticals. Based on the agreement between Supernus and Shire, Shire will pay to Supernus a single digit percentage royalty on net sales of the product.

Critical Accounting Policies and the Use of Estimates

The significant accounting policies and bases of presentation for our consolidated financial statements are described in Note 2 “Summary of Significant Accounting Policies.” The preparation of our consolidated financial statements in accordance with Generally Accepted Accounting Principles (GAAP), requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and the disclosure of contingent assets and liabilities. Actual results could differ from those estimates.

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

Accounting for Non-Recourse Liability related to Sale of Future Royalties

In July 2014, we sold certain royalty rights for $30.0 million to HealthCare Royalty Partners (HC Royalty). These royalty rights related to the approved product Orenitram, marketed by United Therapeutics, Inc. Under the relevant accounting guidance, due to a limit on the rate of return that HC Royalty can earn under the arrangement, this transaction is accounted for as debt in accordance with ASC 470-10-25 and is amortized using the effective interest method over the expected life of the arrangement. We have no obligation to repay any amounts to HC Royalty. In order to record the amortization of the liability, we are required to estimate the total amount of future royalty payments to be received by HC Royalty under the License Agreement. The sum of these amounts less the net proceeds we received of $30.0 million will be recorded as non-cash interest expense over the life of the liability. Consequently, we impute interest on the unamortized portion of the liability and record non-cash interest expense using an imputed effective interest rate. We will periodically assess the expected royalty payments, and to the extent such payments are greater or less than our initial estimate, we will adjust the amortization of the liability and interest rate. As a result of this accounting, even though we do not retain HC Royalty’s share of the royalties, we will continue to record non-cash revenue related to those royalties until the amount of the associated liability and related interest is fully amortized.

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

Payments to service providers can either be based on hourly rates for services or based on performance driven milestones. When accruing clinical expenses, we estimate the time period over which services will be performed during the life of the entire clinical program, the total cost of the program, and the level of effort to be expended in each intervening period. To the maximum extent possible, we work with each service provider to provide an estimate for unbilled services as of the end of the calendar quarter. This includes estimates for payments to site investigators. We work diligently to minimize, if not eliminate, estimates based solely on company generated calculations. If the service provider underestimates or overestimates the cost associated with a trial or service at any given point in time, adjustments to research and development expenses may be necessary in future periods. Historically, our estimated accrued clinical expenses have closely approximated actual expenses incurred.

Results of Operations

Comparison of the three months ended September 30, 2016 and September 30, 2015

	Three Months ended September 30,		Increase/
	2016	2015	(decrease)
	(unaudited, in thousands)
Revenue
Net product sales	$55,618	$38,551	17,067
Royalty revenue	1,140	776	364
Licensing revenue	52	35	17
Total revenues	56,810	39,362
Costs and expenses
Cost of product sales	3,428	2,248	1,180
Research and development	7,868	9,129	(1,261)
Selling, general and administrative	25,675	22,900	2,775
Total costs and expenses	36,971	34,277
Operating income	19,839	5,085
Other income (expense)
Interest income	379	169	210
Interest expense	(202)	(292)	90
Interest expense-non-recourse royalty liability	(1,004)	(998)	(6)
Changes in fair value of derivative liabilities	125	114	11
Loss on extinguishment of debt	—	(25)	25
Other (expense) income	(1)	5	(6)
Total other income (expenses)	(703)	(1,027)
Earnings before income taxes	19,136	4,058
Income tax (benefit) expense	(42,690)	142	(42,832)
Net income	$61,826	$3,916

Net Product Sales.  The increase in net product sales for the three months ended September 30, 2016 as compared to the three months ended September 30, 2015 was primarily driven by increased prescriptions. Price increases also contributed to the period over period increases in net product sales. Net product sales are based on gross revenue from shipments to distributors, less estimates for discounts, rebates, other sales deductions and returns. The table below lists our net product sales by product comparison, in thousands, unaudited:

	Net Product Sales
	Three Months ended September 30,		Change in Net Product
	2016	2015	Sales (%)
	(unaudited)

Trokendi XR	$41,690	$29,841	39.7%
Oxtellar XR	13,928	8,710	59.9%
Total	$55,618	$38,551	44.3%

Royalty Revenue.  Revenue of $1.1 million and $0.8 million generated during the three months ended September 30, 2016 and September 30, 2015, respectively, was non-cash revenue generated pursuant to an agreement with Healthcare Royalty Partners III, L.P. (HC Royalty).

Cost of Product Sales.  Cost of product sales during the three months ended September 30, 2016 was $3.4 million as compared to $2.2 million for the three months ended September 30, 2015, an increase of $1.2 million or 52.5%. This increase is primarily due to sales increases.

Research and Development Expenses.  R&D expenses during the three months ended September 30, 2016 were $7.9 million as compared to $9.1 million for the three months ended September 30, 2015, a decrease of $1.2 million or 13.8%. This decrease was primarily due to the completion of the Phase IIb trial for SPN-812.  We expect R&D costs to increase going forward into 2017, as we continue to advance these trials and the related development activities for both of these programs.

Selling, General and Administrative Expenses.  Our selling, general and administrative (SG&A) expenses were $25.7 million during the three months ended September 30, 2016 as compared to $22.9 million for the three months ended September 30, 2015, an increase of $2.8 million or 12.1%. The increase in SG&A expenses is primarily due to support of our commercial products, and development of promotional material in preparation for the launch of the migraine indication for Trokendi XR soon after receiving FDA approval.

Interest Income. During the three months ended September 30, 2016 and 2015, we recognized $0.4 million and $0.2 million, respectively, of interest income earned on our cash and marketable securities.

Interest Expense.  Interest expense was $0.2 million during the three months ended September 30, 2016 as compared to $0.3 million incurred for the three months ended September 30, 2015. The decrease was due to a decrease in the principal amount of our outstanding 7.5% Convertible Senior Secured Notes due in 2019 (the Notes) from $9.7 million at September 30, 2015 to $6.6 million at September 30, 2016.

Interest Expense-non-recourse royalty liability - Interest expense related to our non-recourse royalty liability was $1.0 million and $1.0 million for the three months ended September 30, 2016 and 2015, respectively. This non-cash expense item was primarily due to an increase in the expected royalties forecast related to Orenitram.

Changes in Fair Value of Derivative Liability.  During the three months ended September 30, 2016, we recognized a non-cash gain of $0.1 million related to a change in estimated fair value of the interest make-whole derivative liability related to our Notes. This gain is primarily due to the passage of time.

Loss on Extinguishment of Debt.  During the three months ended September 30, 2016, there was no loss on extinguishment of debt as no Notes were converted. During the three months ended September 30, 2015, we recognized a non-cash loss on extinguishment of debt of $25,000 related to the conversion of $1.0 million of our Notes.

Income Tax.  During the three months ended September 30, 2016, we recorded $42.7 million of current tax benefit related to releasing all of our valuation allowance on deferred tax assets. During the three months ended September 30, 2015, we recorded $0.1 million of current tax expense related to an increase in our reserve for an uncertain tax position related to the Alternative Minimum Tax.

Net Income.  We realized net income of $61.8 million during the three months ended September 30, 2016, compared to net income of $3.9 million during the three months ended September 30, 2015, an increase of $57.9 million. This change was primarily due to the revenue generated from our two commercial products, Oxtellar XR and Trokendi XR, and the release of valuation allowance on deferred tax assets of $42.3 million.

Comparison of the nine months ended September 30, 2016 and September 30, 2015

	Nine Months ended September 30,		Increase/
	2016	2015	(decrease)
	(unaudited, in thousands)
Revenue
Net product sales	$148,978	$100,914	48,064
Royalty revenue	3,464	2,007	1,457
Licensing revenue	187	857	(670)
Total revenues	152,629	103,778
Costs and expenses
Cost of product sales	8,214	5,628	2,586
Research and development	29,539	19,690	9,849
Selling, general and administrative	76,956	65,496	11,460
Total costs and expenses	114,709	90,814
Operating income	37,920	12,964
Other income (expense)
Interest income	1,073	419	654
Interest expense	(577)	(1,004)	427
Interest expense-non-recourse royalty liability	(3,564)	(2,530)	(1,034)
Changes in fair value of derivative liabilities	349	66	283
Loss on extinguishment of debt	(382)	(2,400)	2,018
Other (expense) income	(2)	30	(32)
Total other income (expenses)	(3,103)	(5,419)
Earnings before income taxes	34,817	7,545
Income tax (benefit) expense	(42,085)	453	(42,538)
Net income	$76,902	$7,092

Net Product Sales.  The increase in net product sales for the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015 was primarily driven by increased prescriptions. Net product sales are based on gross revenue from shipments to distributors, less estimates for discounts, rebates, other sales deductions and returns. The table below lists our net product sales by product comparison, in thousands, unaudited:

	Net Product Sales
	Nine Months ended September 30,		Change in Net Product
	2016	2015	Sales (%)
	(unaudited)

Trokendi XR	$111,673	$77,046	44.9%
Oxtellar XR	37,305	23,868	56.3%
Total	$148,978	$100,914	47.6%

Royalty Revenue.  Revenue of $3.5 million and $2.0 million generated during the nine months ended September 30, 2016 and 2015, respectively, was non-cash revenue generated pursuant to an agreement with HC Royalty.

Cost of Product Sales.  Cost of product sales during the nine months ended September 30, 2016 was $8.2 million as compared to $5.6 million for the nine months ended September 30, 2015, an increase of $2.6 million or 45.9%. This increase was primarily due to sales increases.

Research and Development Expenses.  R&D expenses during the nine months ended September 30, 2016 were $29.5 million as compared to $19.7 million for the nine months ended September 30, 2015, an increase of $9.8 million or 50.0%. This increase was due to the continuation of two Phase III trials for SPN-810; a Phase IIb trial for SPN-812; manufacture of SPN-810 and SPN-812 clinical trial materials, and manufacturing scale-up activities. We expect R&D costs to continue to increase into 2017, as we continue to advance these trials and the related development activities for both of these programs.

Selling, General and Administrative Expenses.  Our SG&A expenses were $77.0 million during the nine months ended September 30, 2016 as compared to $65.5 million for the nine months ended September 30, 2015, an increase of $11.5 million or 17.2%. The increase in SG&A expenses was primarily due to support of our commercial products, the development of promotional material in preparation for the launch of the migraine indication for Trokendi XR soon after receiving full FDA approval, as well as supply chain and medical affairs programs to support our commercial products.

Interest Income. During the nine months ended September 30, 2016 and September 30, 2015, we recognized $1.1 million and $0.4 million, respectively, of interest income earned on our cash and marketable securities.

Interest Expense.  Interest expense was $0.6 million during the nine months ended September 30, 2016 as compared to $1.0 million incurred for the nine months ended September 30, 2015. The decrease of $0.4 million was primarily due to a decrease in the principal amount of our outstanding Notes from $9.7 million at September 30, 2015 to $6.6 million at September 30, 2016.

Interest Expense-non-recourse royalty liability - Interest expense related to our non-recourse royalty liability was $3.6 million and $2.5 million for the nine months ended September 30, 2016 and 2015, respectively. This non-cash expense item was primarily due to an increase in the expected royalties forecast related to Orenitram.

Changes in Fair Value of Derivative Liability.  During the nine months ended September 30, 2016, we recognized a non-cash gain of $0.3 million related to a change in estimated fair value of the interest make-whole derivative liability related to our Notes. This gain was primarily due to the passage of time. During the nine months ended September 30, 2015, we recognized a non-cash credit of $0.1 million related to a change in estimated fair value of the warrant liability of $0.4 million, offset by $0.5 million of interest make-whole derivative liability related to our Notes. This loss was primarily due to the increase of our stock price.

Loss on Extinguishment of Debt.  During the nine months ended September 30, 2016, we recognized a non-cash loss on extinguishment of debt of $0.4 million related to the conversion of $2.0 million of our Notes. During the nine months ended September 30, 2015, we recognized a non-cash loss on extinguishment of debt of $2.4 million related to the conversion of $26.3 million of our Notes.

Income Tax.  During the nine months ended September 30, 2016, we recorded $42.1 million of current tax benefit related to releasing all of our valuation allowance on deferred tax assets. During the nine months ended September 30, 2015, we recorded $0.5 million of current tax expense related to an increase in our reserve for an uncertain tax position related to the Alternative Minimum Tax.

Net Income.  We realized net income of $76.9 million during the nine months ended September 30, 2016, compared to net income of $7.1 million during the nine months ended September 30, 2015, an increase of $69.8 million. This change was primarily due to the revenue generated from our two commercial products, Oxtellar XR and Trokendi XR, and the release of the valuation allowance on deferred tax assets.

Liquidity and Capital Resources

We believe with continued increased levels of net product sales, we will have sufficient resources to finance our operations, including the increased R&D expenses for our clinical programs. We expect to incur significantly higher R&D expenses to support the development of SPN-810 and SPN-812 including the late stage trials for each.

Our working capital at September 30, 2016 was $66.6 million, an increase of $17.6 million compared to our working capital of $49.0 million at December 31, 2015. Our long term marketable securities at September 30, 2016 were $67.0 million, an increase of $12.0 million compared to our long term marketable securities of $55.0 million at December 31, 2015.

Our stockholders’ equity increased by $85.4 million during the nine months ended September 30, 2016 primarily as a result of the issuance of shares related to the conversion of our Notes, coupled with net income of $76.9 million.

We expect to continue to incur significant sales and marketing expenses related to the commercial support of Oxtellar XR and Trokendi XR. In addition, we expect to incur substantial expenses related to our R&D efforts, primarily related to the development of SPN-810 and SPN-812 as we continue to advance these clinical programs.

In addition to income from operations, we have historically financed our business through the sale of our debt and equity securities. Our most recent financing occurred on May 3, 2013, when we issued $90.0 million aggregate principal amount of Notes to qualified institutional buyers, the initial purchasers of the Notes (Initial Purchasers). We issued the Notes under an Indenture, dated May 3, 2013. The Notes provide for 7.50% interest per annum on the principal amount of the Notes, payable semi-annually in arrears on May 1 and November 1 of each year. The Notes are secured by a first-priority lien, other than customary permitted liens, on substantially all of our assets, whether now owned or hereafter acquired. In July 2014, we raised $30.0 million non-recourse liablity related to the sale of future royalties.

Through September 30, 2016, holders of the Notes have converted a total of approximately $83.4 million of the Notes. Cumulatively, through September 30, 2016, we issued a total of approximately 15.7 million shares of common stock in conversion of the principal amount of the Notes and issued an additional 2.2 million shares of common stock and paid approximately $1.7 million cash in settlement of the interest make-whole provision related to the converted Notes.

We believe our current cash resources coupled with increasing revenues from increasing product sales, will be sufficient to finance the Company.

We expect continued profitability in 2016 as we continue to increase sales while also increasing activities and spending to advance our clinical product candidates. We expect significant variability from quarter to quarter in our level of profitability primarily due to variability in R&D expenditures for clinical trials and variability in SG&A expenditures for marketing activities.

On December 17, 2014, the SEC declared effective our registration statement on Form S-3.  We have not sold any securities under the registration statement and as of the filing date of this Amended From 10-Q, we are no longer eligible to use the Form S-3 registration statement to sell any securities.

Cash Flows

The following table sets forth the major sources and uses of cash and equivalents for the periods set forth below, in thousands:

	Nine Months ended September 30,		Increase/
	2016	2015	(decrease)
	(unaudited)
Net cash provided by (used in):
Operating activities	$41,874	$14,597	27,277

Investing activities	(22,322)	(26,419)	4,097

Financing activities	1,255	1,067	188

Net increase (decrease) in cash and cash equivalents	$20,807	$(10,755)

Operating Activities

Net cash provided by operating activities is comprised of two components; cash provided by operating income and cash used in changes in working capital. Results for the nine months ended September 30, 2016 and September 30, 2015 are summarized below, in thousands:

	Nine Months ended September 30,		Increase/
	2016	2015	(decrease)
	(unaudited)
Cash provided by operating income	$41,352	$14,304	27,048

Cash provided by working capital	522	293	229

Net cash provided by operating activities	$41,874	$14,597

The changes in certain operating assets and liabilities are, in thousands:

	Nine Months ended September 30,
	2016	2015	Explanation of Change
	(unaudited)
Increase in accounts receivable	$(10,312)	$(6,334)	Increased sales.
Increase in inventory	(4,866)	(1,301)	Increased inventory to support sales growth.
Decrease (increase) in prepaid expenses and other assets	1,060	(2,793)	Progress of clinical trials.
Increase in accounts payable accrued sales deductions and accrued expenses	14,585	10,849	Increased expenses, primarily for clinical trial accruals and accrued net sales deductions.
Other	55	(128)
	$522	$293

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

Net cash used in investing activities for the nine months ended September 30, 2016 of $22.3 million related to net purchase of marketable securities of $8.8 million, deferred legal fees of $12.2 million, and property and equipment purchases of $1.3 million. Net cash used in investing activities for the nine months ended September 30, 2015 of $26.4 million related to net purchase of marketable securities of $18.3 million, an increase in deferred legal fees of $6.9 million, and property and equipment purchases of $1.2 million.

Financing Activities

Net cash provided by financing activities of $1.3 million for the nine months ended September 30, 2016, and $1.1 million for the nine months ended September 30, 2015 resulted from proceeds received from stock option exercises.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations and commitments as of September 30, 2016 (except as noted below), in thousands, unaudited:

	Less than	1 - 3	3 - 5	Greater than
	1 Year	Years	Years	5 Years	Total

Convertible Senior Secured Notes	$—	$6,575	$—	$—	$6,575
Interest on Convertible Notes	493	781	—	—	1,274
Operating leases (1)	1,324	2,642	792	—	4,758
Purchase obligations (2)	3,688			—	3,688
Total (3)	$5,505	$9,998	$792	$—	$16,295

(1)                                 Our commitments for operating leases relate to our lease of fleet vehicles and office and laboratory space as of September 30, 2016.

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

In addition to the above table, we are contractually obligated to allow all royalty payments earned under a licensing agreement with United Therapeutics Corporation to be paid to HC Royalty. Although we have recorded a liability of $30.6 million at September 30, 2016 related to this obligation, it is a non-recourse liability for which we have no obligation to make any payments to HC Royalty. Accordingly, this obligation will have no impact on our liquidity at any time. As a result, the non-recourse liability has not been included in the table above

We have obtained exclusive licenses from third parties for proprietary rights to support the product candidates in our psychiatry portfolio. Under license agreements with Afecta Pharmaceuticals, Inc. (Afecta), we have an exclusive option to evaluate Afecta’s CNS pipeline and to obtain exclusive worldwide rights to selected product candidates, including an exclusive license to SPN-810. We do not owe any future milestone payments for SPN-810. We will be obligated to pay royalties to Afecta based on net sales worldwide of our product candidates in the low-single digits.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The primary objective of our investment activities is to preserve our capital and to fund operations. We also seek to maximize income from our investments without assuming significant interest rate or default risk. Our exposure to market risk is confined to our cash, cash equivalents, marketable securities and long term marketable securities. As of September 30, 2016, we had unrestricted cash, cash equivalents, marketable securities and long term marketable securities of $147.4 million. We do not engage in any hedging activities against changes in interest rates. Because of the short-term maturities of our cash, cash equivalents and marketable securities, and because typically we hold these securities and our long term marketable securities to maturity, we do not believe that an increase in market rates would have any significant impact on the realized value of our investments. We do not have any currency or other derivative financial instruments other than the interest make-whole payment associated with our Notes.

We engage with a limited number of vendors where we pay for services recorded in currencies other than the U.S. dollars and may be subject to fluctuations in foreign currency rates. We do not hedge our foreign currency exchange rate risk. A hypothetical 10% appreciation in Euro exchange rates against the U.S. dollar from prevailing market rates would have decreased our net income by approximately $4,000 for the three months ended September 30, 2016. Conversely, a hypothetical 10% depreciation in Euro exchange rates against the U.S. dollar from prevailing market rates would have increased our net income by approximately $4,000 for the three months ended September 30, 2016. We do not believe that inflation and changing prices over the three and nine months ended September 30, 2016 and September 30, 2015 had a significant impact on our consolidated results of operations.

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

We conducted an evaluation, under the supervision and with the participation of our management, including the CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(b) and 15d-15(b) under the Exchange Act. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of September 30, 2016 and 2015 due to the material weakness described below.

In November 2016, management identified a material weakness in internal control over financial reporting. Management’s review revealed that our risk assessment process and our review controls over the accounting for significant, complex, and unusual accounting transactions was deficient, in that these controls were not designed to ensure that sufficient technical accounting expertise was applied to assess and document the appropriate accounting over such transactions.  These control deficiencies resulted in a previously reported material misstatement within the Company’s consolidated financial statements. The presence of these control deficiencies created a reasonable possibility that a material misstatement to the consolidated financial statements would not be prevented or detected on a timely basis. Therefore, we concluded that the deficiencies represented a material weakness in the Company’s internal control over financial reporting and that our internal control over financial reporting was not effective as of September 30, 2016.

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

Other than the changes described above under “Management’s Remediation Initiatives” and the new financial accounting system implementation, during the three months September 30, 2016, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Both Complaints—filed in the U.S. District Court for the District of New Jersey—alleged, inter alia, that Actavis infringed our Oxtellar XR patents by submitting to the FDA an Abbreviated New Drug Application (ANDA) seeking to market a generic version of Oxtellar XR prior to the expiration of our patents. The two cases were consolidated for all purposes on October 8, 2015.

A seven-day bench trial for the consolidated action involving United States Patent Nos. 7,722,898, 7,910,131, and 8,617,600 was held between November 18 and December 4, 2015. On February 5, 2016, the Court issued an opinion and order finding that: (i) Actavis’s ANDA products infringe United States Patent Nos. 7,722,898 and 7,910,131; (ii) Actavis’s ANDA products do not infringe U.S. Patent No. 8,617,600; and (iii) United States Patent Nos. 7,722,898, 7,910,131, and 8,617,600 are not invalid.  The Court entered a final judgment on February 18, 2016: (i) enjoining the FDA from approving Actavis’s ANDA before the expiration date of United States Patent Nos. 7,722,898 and 7,910,131; and (ii) enjoining Actavis from commercially manufacturing, using, offering to sell, or selling within the United States, or importing into the United States, Actavis’s ANDA products until the expiration of United States Patent Nos. 7,722,898 and 7,910,131.  On February 19, 2016, Actavis filed a Notice of Appeal to the United States Court of Appeals for the Federal Circuit.  The parties executed a Partial Settlement Agreement in May 2016 that provided for the dismissal of all appeals, cross-appeals, claims, and counterclaims concerning U.S. Patent Nos. 8,617,600, 8,821,930, and 9,119,791. The appeal with respect to United States Patent Nos. 7,722,898 and 7,910,131 (docketed on February 24, 2016) was argued on December 8, 2016.  On December 12, 2016, the United States Court of Appeals for the Federal Circuit affirmed the District Court’s February 18, 2016 Final Judgment.

Supernus Pharmaceuticals, Inc. v. Actavis, Inc., et al., C.A. No. 15-2499 (RMB)(JS) (D.N.J.)

We received a Paragraph IV Notice Letter against United States Patent No. 8,821,930 from Actavis Labs FL on February 21, 2015. On April 7, 2015, we filed a third lawsuit against Actavis alleging infringement of United States Patent No. 8,821,930.

The Complaint—filed in the U.S. District Court for the District of New Jersey—alleged, inter alia, that Actavis infringed United States Patent No. 8,821,930 by submitting to the FDA an ANDA seeking to market a generic version of Oxtellar XR prior to the expiration of United States Patent No. 8,821,930.

The parties executed a Partial Settlement Agreement in May 2016 that provided for the dismissal of both parties’ claims and counterclaims concerning U.S. Patent No. 8,821,930.

Supernus Pharmaceuticals, Inc. v. TWi Pharmaceuticals, Inc., et al., C.A. No. 15-369 (RMB)(JS) (D.N.J.)

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

The Complaint—filed in the U.S. District Court for the District of New Jersey—alleged, inter alia, that TWi infringed our Oxtellar XR patents by submitting to the FDA an ANDA seeking to market a generic version of Oxtellar XR prior to the expiration of our patents. Filing the Complaint within 45 days of receiving TWi’s Paragraph IV certification notice entitles Supernus to an automatic stay preventing the FDA from approving TWi’s ANDA for 30 months from the date of our receipt of the first Paragraph IV certification notice. On February 13, 2015, TWi answered the Complaint and denied the substantive allegations of the Complaint.  TWi also asserted Counterclaims seeking declaratory judgments of non-infringement and invalidity of United States Patent Nos. 7,722,898 and 7,910,131. On March 20, 2015, we filed our Reply, denying the substantive allegations of those Counterclaims.

The parties have completed fact and expert discovery, and are preparing final joint pretrial submissions.  The District Court has set March 27, 2017 as the trial start date.

Supernus Pharmaceuticals, Inc. v. Actavis, Inc., et al., C.A. No. 15-8342 (RMB)(JS) (D.N.J.)

We received a Paragraph IV Notice Letter against United States Patent No. 9,119,791 from Actavis Labs FL on October 15, 2015. On November 25, 2015, we filed a fourth lawsuit against Actavis alleging infringement of United States Patent No. 9,119,791.

The Complaint—filed in the U.S. District Court for the District of New Jersey—alleged, inter alia, that Actavis infringed United States Patent No. 9,119,791 by submitting to the FDA an ANDA seeking to market a generic version of Oxtellar XR prior to the expiration of United States Patent No. 9,119,791. On January 29, 2016, Actavis answered the Complaint, denying the substantive allegations of that Complaint. Actavis Labs FL also asserted Counterclaims seeking declaratory judgments of non-infringement and invalidity of United States Patent No. 9,119,791.  On March 4, 2016, we filed our Reply, denying the substantive allegations of those Counterclaims.

The parties executed a Partial Settlement Agreement in May 2016 that provided for the dismissal of both parties’ claims and counterclaims concerning U.S. Patent No. 9,119,791.

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

This case has been consolidated for pretrial purposes with two other actions pending in the District of New Jersey concerning infringement of the Trokendi XR Orange Book patents, those actions being C.A. No. 14-7272 (against Zydus Pharmaceuticals (USA) Inc. and Cadila Healthcare Limited) and C.A. No. 15-326 (against Par Pharmaceutical Companies, Inc. and Par Pharmaceutical, Inc.). The Company has since entered into a settlement agreement with Par (see below). A Rule 16 scheduling conference was held on April 14, 2015. The Court issued a Scheduling Order on May 22, 2015, which was amended several times, most recently on July 15, 2016. The Court issued its Markman Opinion and Order on March 9, 2016. The Court adopted Supernus’s definitions of five of the seven disputed terms, and did not adopt any of Actavis’s definitions. Fact discovery ended on May 4, 2016. The case is proceeding through expert discovery. The Court’s Amended Scheduling Order states that no summary judgment motions shall be filed. No date has been set for trial.

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

This case has been consolidated for pretrial purposes with two other actions pending in the District of New Jersey concerning infringement of the Trokendi XR Orange Book patents, those actions being C.A. No. 14-6102 (against Actavis, Inc., Actavis Laboratories FL, Inc., Actavis plc, Actavis Pharma, Inc., Watson Laboratories, Inc., and ANDA, Inc.) and C.A. No. 15-326 (against Par Pharmaceutical Companies, Inc. and Par Pharmaceutical, Inc.). The Company has since entered into a settlement agreement with Par (see below). A Rule 16 scheduling conference was held on April 14, 2015. The Court issued a Scheduling Order on May 22, 2015, which was amended several times, most recently on July 15, 2016. The Court issued its Markman Opinion and Order on March 9, 2016. The Court adopted Supernus’s definitions of five of the seven disputed terms, and did not adopt any of Zydus’s definitions. Fact discovery ended on May 4, 2016. The case is proceeding through expert discovery. The Court’s Amended Scheduling Order states that no summary judgment motions shall be filed. No date has been set for trial.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)                                 Sales of Unregistered Securities.

During the three months ended September 30, 2016, the Company granted options to employees to purchase an aggregate of 12,450 shares of common stock at an exercise price of $22.22 per share. The options are exercisable for a period of ten years from the grant date. These issuances were exempt from registration in reliance on Section 4(a)(2) of the Securities Act as transactions not involving any public offering.

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