Form 10-Q/A
period 2016-06-30
SUPERNUS PHARMACEUTICALS INC
filed 2017-01-23
CIK 1356576

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

Supernus Pharmaceuticals, Inc. (the Company) is filing this Amendment No. 1 on Form 10-Q/A (the Amended Form 10-Q) to its Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2016 (the Original Form 10-Q), which was originally filed with the U.S. Securities and Exchange Commission (SEC) on August 4, 2016 (the Original Filing Date), to reflect the restatement of consolidated financial statements (Restatement) as described below.

In this Amended Form 10-Q for the fiscal quarter ended June 30, 2016, we are restating our previously issued and unaudited consolidated financial statements and the related disclosures for the three and six month periods ended June 30, 2016 and 2015. As discussed in further detail below and in Note 2 to the accompanying consolidated financial statements, the Restatement is the result of a misapplication in the guidance on accounting for revenue recognition related to the sale of future revenues (as described below). We assessed the impact of this misapplication on our prior interim and annual consolidated financial statements and concluded that the impact was material to these consolidated financial statements. Consequently, we have restated the prior period consolidated financial statements identified above. All amounts in this Amended Form 10-Q affected by the Restatement reflect such amounts as restated. For a more detailed explanation of these matters and resulting restatements; please see Part I, Item 1: Financial Statements — Note 2 to the Consolidated Financial Statements, Part I, Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations — Restatement of Previously Issued Consolidated Financial Statements; and Part I, Item 4: Controls and Procedures.

For the convenience of the reader, this Amended Form 10-Q sets forth the Original Form 10-Q for the three month and six month period ended June 30, 2016 in its entirety, as amended by and to reflect the Restatement and includes certain restated information for the three month and six month period ended June 30, 2015.

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

The Company is restating in this Amended Form 10-Q its consolidated financial statements for the three and six month periods ended June 30, 2016 and 2015. The adjustments to our consolidated financial statements related to the 2014 royalty monetization transaction resulted in the following changes:

•                  The $30.0 million proceeds of the transaction have now been recorded in the third quarter of 2014 a non-recourse debt rather than revenue;

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

•                  An adjustment to the Statement of Cash Flows for the quarter ended June 30, 2016 to adjust cash used in investing activities, with an offset to cash provided by operations for certain accrued legal fees that have been deferred;

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

Restatement of Other Financial Statements

In addition to the restated financial information for the three and six month periods ended June 30, 2016 and 2015, included in this Amended Form 10-Q, the Restatement requires the restatement of our audited consolidated financial statements and related disclosures for the years ended December 31, 2015 and December 31, 2014 and our unaudited condensed consolidated financial statements and related disclosures for the quarters ended September 30, 2014, March 31, 2015, September 30, 2015, and March 31, 2016. Concurrently with this filing, we are filing the following amended Forms 10-K and 10-Q with respect to these periods to address the corrections:

•                  Form 10-Q/A for the quarter ended September 30, 2015, which contains restated unaudited condensed consolidated financial statements and related disclosures for the three and nine month periods ended September 30, 2015 and 2014;

•                  Form 10-K/A for the year ended December 31, 2015, which contains restated audited consolidated financial statements and related disclosures for the years ended December 31, 2015 and 2014 and;

•                  Form 10-Q/A for the quarter ended March 31, 2016, which contains restated unaudited condensed consolidated financial statements and related disclosures for the three month periods ended March 31, 2016 and 2015.

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

SUPERNUS PHARMACEUTICALS, INC.

FORM 10-Q/A — QUARTERLY REPORT

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2016

PART I — FINANCIAL INFORMATION

Supernus Pharmaceuticals, Inc.

Consolidated Balance Sheets (Restated)

(in thousands, except share amounts)

	June 30,	December 31,	June 30,
	2016	2015	2015
	(unaudited)		(unaudited)
Assets
Current assets:
Cash and cash equivalents	$36,156	$33,498	$32,457
Marketable securities	24,058	28,692	37,334
Accounts receivable, net	34,281	25,908	17,900
Inventories, net	16,373	12,587	13,592
Prepaid expenses and other current assets	3,272	5,261	4,417
Total current assets	114,140	105,946	105,700
Long term marketable securities	67,809	55,009	33,488
Property and equipment, net	4,193	3,874	2,908
Deferred legal fees	16,386	22,503	11,487
Intangible assets, net	15,785	976	110
Other non-current assets	320	318	321

Total assets	$218,633	$188,626	154,014

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,243	$4,314	$4,518
Accrued sales deductions	35,019	26,794	14,114
Accrued expenses	28,135	25,153	17,856
Non-recourse liability related to future royalties — short term	1,909	497	—
Deferred licensing revenue	208	176	143
Total current liabilities	67,514	56,934	36,631
Deferred licensing revenue, net of current portion	1,606	1,390	1,202
Convertible notes, net	5,699	7,085	8,608
Non-recourse liability related to future royalties — long term	28,855	30,031	30,326
Other non-current liabilities	4,322	4,325	3,355
Derivative liabilities	412	854	2,070

Total liabilities	108,408	100,619	82,192

Stockholders’ equity:
Common stock, $0.001 par value, 130,000,000 shares authorized at June 30, 2016, December 31, 2015 and June 30, 2015; 49,508,476, 49,004,674 and 48,444,821 shares issued and outstanding at June 30, 2016, December 31, 2015 and June 30, 2015, respectively	50	49	48
Additional paid-in capital	270,059	263,955	258,202
Accumulated other comprehensive income (loss)	549	(488)	(151)
Accumulated deficit	(160,433)	(175,509)	(186,277)
Total stockholders’ equity	110,225	88,007	71,822

Total liabilities and stockholders’ equity	$218,633	$188,626	$154,014

See accompanying notes.

Supernus Pharmaceuticals, Inc.

Consolidated Statements of Operations (Restated)

(in thousands, except share and per share data)

	Three Months ended June 30,		Six Months ended June 30,
	2016	2015	2016	2015
	(unaudited)		(unaudited)
Revenue
Net product sales	$50,335	$34,266	$93,360	$62,363
Royalty revenue	1,205	626	2,324	1,231
Licensing revenue	86	786	135	822

Total revenue	51,626	35,678	95,819	64,416

Costs and expenses
Cost of product sales	2,751	1,762	4,786	3,380
Research and development	11,109	6,878	21,671	10,561
Selling, general and administrative	26,121	23,194	51,281	42,596

Total costs and expenses	39,981	31,834	77,738	56,537

Operating income	11,645	3,844	18,081	7,879
Other income (expense)
Interest income	363	137	694	250
Interest expense	(196)	(331)	(375)	(712)
Interest expense — Non-recourse liability related to sale of future royalties	(1,281)	(773)	(2,560)	(1,532)
Changes in fair value of derivative liabilities	123	1	224	(48)
Loss on extinguishment of debt	—	(241)	(382)	(2,375)
Other income (expense)	2	25	(1)	25

Total other expense	(989)	(1,182)	(2,400)	(4,392)

Earnings before income taxes	10,656	2,662	15,681	3,487

Income tax expense	405	225	605	311

Net income	$10,251	$2,437	$15,076	$3,176

Income per common share:
Basic	$0.21	$0.05	$0.31	$0.07
Diluted	$0.18	$0.04	$0.28	$0.07

Weighted-average number of common shares outstanding:
Basic	49,427,825	47,911,932	49,333,962	46,246,866
Diluted	51,745,342	52,273,549	51,484,686	47,687,992

See accompanying notes.

Supernus Pharmaceuticals, Inc.

Consolidated Statements of Comprehensive Income (Loss)(Restated)

(in thousands)

	Three Months ended June 30,		Six Months ended June 30,
	2016	2015	2016	2015
	(unaudited)		(unaudited)

Net income	$10,251	$2,437	$15,076	$3,176
Other comprehensive income:
Unrealized net gain (loss) on marketable securities	381	(86)	1,037	3
Other comprehensive income (loss):	381	(86)	1,037	3

Comprehensive income	$10,632	$2,351	$16,113	$3,179

See accompanying notes.

Supernus Pharmaceuticals, Inc.

Consolidated Statements of Cash Flows (Restated)

(in thousands)

	Six Months ended June 30,
	2016	2015
	(unaudited)
Cash flows from operating activities
Net income	$15,076	$3,176

Adjustments to reconcile net income to net cash provided by operating activities:
Loss on extinguishment of debt	382	2,375
Change in fair value of derivative liability	(224)	48
Depreciation and amortization	1,117	431
Non-cash interest expense, net/ interest income, net	405	527
Non-cash interest expense/income on non-recourse liability related to sale of future royalties	2,560	1,532
Non-cash royalty revenue	(2,324)	(1,231)
Share-based compensation expense	2,971	1,879
Changes in operating assets and liabilities:
Accounts receivable	(8,373)	(630)
Inventories	(3,786)	(151)
Prepaid expenses and other assets	1,989	(738)
Accounts payable	(2,071)	1,862
Accrued sales deduction	8,225	7,527
Accrued expenses	(2,556)	(3,341)
Deferred licensing revenue	248	(72)
Other non-current liabilities	(4)	(482)
Net cash provided by operating activities	13,635	12,712

Cash flows from investing activities
Purchases of marketable securities	(23,039)	(34,927)
Sales and maturities of marketable securities	15,658	21,862
Purchases of property and equipment	(903)	(777)
Deferred legal fees	(3,688)	(3,818)
Net cash used in investing activities	(11,972)	(17,660)

Cash flows from financing activities
Proceeds from issuance of common stock	995	1,009
Net cash provided by financing activities	995	1,009

Net change in cash and cash equivalents	2,658	(3,939)
Cash and cash equivalents at beginning of period	33,498	36,396
Cash and cash equivalents at end of period	$36,156	$32,457

Supplemental cash flow information:
Cash paid for interest	$247	$504

Non-cash financial activity:
Conversion of convertible notes and interest make-whole	$2,138	$25,056
Deferred legal fees included in accounts payable and accrued expenses	$5,537	$4,868

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

The Company commenced the commercialization of Oxtellar XR and Trokendi XR in 2013.

2.  Restatement of Financial Statements

In July 2014, the Company entered into a royalty monetization transaction and recorded the transactions as revenue. In October 2016, the Company submitted to the U.S. Securities and Exchange Commission’s (the SEC) Office of the Chief Accountant (the OCA) a request for post-accounting review of the royalty monetization transaction. On November 9, 2016, the OCA completed its review and informed the Company that the royalty monetization transaction should have been recorded as a debt obligation in 2014. As a result, on November 10, 2016, the Company’s Audit Committee concluded that the Company’s consolidated financial statements for the years ended December 31, 2014 and December 31, 2015 and the interim quarterly reports in those years beginning with the third quarter of 2014, and the interim quarterly reports for the first and second quarters in 2016, and related reports of the Company’s independent registered public accounting firms thereon, should no longer be relied upon and will be restated.

The Company is restating in this Quarterly Report its consolidated financial statements for the three and six month periods ended June 30, 2016 and June 30, 2015. This restatement results in noncash, financial statement corrections and will have no impact on the Company’s current or previously reported cash and marketable securities position or net product sales.

The Company has also made corrections to reflect (i) the recording during the fourth quarter of 2014 of a current tax expense related to an increase in our reserve for an uncertain tax position related to alternative minimum taxes that had been previously recognized in the second quarter of 2015 and (ii) an increase in Selling, General and Administrative Expense in 2014 which is fully offset by a corresponding decrease in Selling, General and Administrative Expense in 2015. This adjustment is the result of the recognition of stock compensation expense over a period of twelve months as opposed to four years related to certain option grants granted in January 2014. Additionally, during the first quarter of 2015, the Company purchased a Certificate of Deposit (CD) that has been continually renewed on a quarterly basis. This CD has 91 days to maturity and the Company incorrectly classified this amount as cash and cash equivalents on the balance sheets at March 31, 2015, June 30, 2015, September 30, 2015 and December 31, 2015. We have corrected the balance sheets in all periods to reflect the reclassification from cash and cash equivalents to current marketable securities. An adjustment was made to the Statement of Cash Flows for the quarter ended June 30, 2015 to change cash used in investing activities, with an offset to cash provided by operations for certain accrued legal fees that have been deferred;

The impact of the restatement and other corrections on the condensed Consolidated Balance Sheet, Consolidated Statement of Operations and Consolidated Statement of cash flows as of and for the for the three and six month periods ended June 30, 2016 and June 30, 2015 is presented below in thousands except share and per share data.

Three Months Ended June 30, 2016

Consolidated Statement of Operations	As Previously	Restatement	Other
(unaudited)	Reported	Adjustments	Corrections	As Restated

Royalty revenue	$—	$1,205	$	$1,205
Total revenue	50,421	1,205		51,626
Operating income	10,440	1,205		11,645
Interest expense — non-recourse liability related to sale of future royalties	—	(1,281)		(1,281)
Total other income (expense)	292	(1,281)		(989)
Earnings before income taxes	10,732	(76)		10,656
Income tax expense	714		(309)	405
Net income	10,018	(76)	309	10,251
Income per common share	0.20		0.01	0.21

Six Months Ended June 30, 2016

Consolidated Statement of Operations (unaudited)	As Previously Reported	Restatement Adjustments	Other Corrections	As Restated

Royalty revenue	$—	$2,324	$	$2,324
Total revenue	93,495	2,324		95,819
Operating income	15,757	2,324		18,081
Interest expense — non-recourse liability related to sale of future royalties	—	(2,560)		(2,560)
Total other income (expense)	160	(2,560)		(2,400)
Earnings before income taxes	15,917	(236)		15,681
Income tax expense	912		(307)	605
Net income	15,005	(236)	307	15,076
Income per common share: Basic	0.30		0.01	0.31

Six Months Ended June 30, 2016

	As Previously	Restatement	Other
Consolidated Statements of Cash Flows (unaudited)	Reported	Adjustments	Corrections	As Restated

Net cash used in investing activities	$(12,626)		$654	$(11,972)
Net change in cash and cash equivalents	2,004		654	2,658

As of June 30, 2016

	As Previously	Restatement	Other
Consolidated Balance Sheet (unaudited)	Reported	Adjustments	Corrections	As Restated

Accrued expenses	$28,102		$33	$28,135
Non-recourse liability related to sale of future royalties — short term	—	1,909		1,909
Total current liabilities	65,572	1,909	33	67,514
Non-recourse liability related to sale of future royalties — long term	—	28,855		28,855
Total liabilities	77,611	30,764	33	108,408
Accumulated deficit	(129,636)	(30,764)	(33)	(160,433)
Total stockholders’ equity	141,022	(30,764)	(33)	110,225

Three Months Ended June 30, 2015

Consolidated Statement of Operations (unaudited)	As Previously Reported	Restatement Adjustments	Other Corrections	As Restated

Royalty revenue	$—	$626	$	$626
Total revenue	35,052	626		35,678
Selling, general and administrative	23,336		(142)	23,194
Total costs and expenses	31,976		(142)	31,834
Operating income	3,076	626	142	3,844
Interest expense — non-recourse liability related to sale of future royalties	—	(773)		(773)
Total other expense	(409)	(773)		(1,182)
Earnings before income taxes	2,667	(147)	142	2,662
Income tax expense	662		(437)	225
Net Income	2,005	(147)	579	2,437
Income per common share: Basic	0.04		0.01	0.05
Income per common share: Diluted	0.03		0.01	0.04

Six Months Ended June 30, 2015

Consolidated Statement of Operations (unaudited)	As Previously Reported	Restatement Adjustments	Other Corrections	As Restated

Royalty revenue	$—	$1,231	$	$1,231
Total revenue	63,185	1,231		64,416
Selling, general and administrative	42,737		(141)	42,596
Total costs and expenses	56,678		(141)	56,537
Operating Income	6,507	1,231	141	7,879
Interest expense — non-recourse liability related to sale of future royalties	—	(1,532)		(1,532)
Total other expense	(2,860)	(1,532)		(4,392)
Earnings before income taxes	3,647	(301)	141)	3,487
Income tax expense	724		(413)	311
Net income	2,923	(301)	554	3,176
Income per common share: Basic	0.06		0.01	0.07
Income per common share: Diluted	0.06		0.01	0.07

Six Months Ended June 30, 2015

	As Previously	Restatement	Other
Consolidated Statements of Cash Flows (unaudited)	Reported	Adjustments	Corrections	As Restated

Net cash provided by operating activities	$15,172		$(2,460)	$12,712
Net cash used in investing activities	(19,467)		1,807	(17,660)
Net change in cash and cash equivalents	(3,286)		(653)	(3,939)

As of June 30, 2015

	As Previously	Restatement	Other
Consolidated Balance Sheet (unaudited)	Reported	Adjustments	Corrections	As Restated

Cash and cash equivalents	$33,110		$(653)	$32,457
Marketable securities	36,681		653	37,334
Accrued expenses	17,639		217	17,856
Total current liabilities	36,414		217	36,631
Non-recourse liability related to sale of future royalties — long term	—	30,326		30,326
Total liabilities	51,803	30,326	63	82,192
Accumulated deficit	(155,734)	(30,326)	(217)	(186,277)
Total stockholders’ equity	102,365	(30,326)	(217)	71,822

As of December 31, 2015

	As Previously	Restatement	Other
Consolidated Balance Sheet	Reported	Adjustments	Corrections	As Restated

Cash and cash equivalents	$34,152		$(654)	$33,498
Marketable securities	28,038		654	28,692
Accrued expenses	24,813		340	25,153
Non-recourse liability related to sale of future royalties — current portion	—	497		497
Total current liabilities	56,097	497	340	56,934
Non-recourse liability related to sale of future royalties — long term	—	30,031		30,031
Total liabilities	69,751	30,528	340	100,619
Accumulated deficit	(144,641)	(30,528)	(340)	(175,509)
Total stockholders’ equity	118,875	(30,528)	(340)	88,007

3.  Summary of Significant Accounting Policies

Basis of Presentation

The Company’s consolidated financial statements include the accounts of Supernus Pharmaceuticals, Inc. and Supernus Europe Ltd., collectively referred to herein as “Supernus” or “the Company.” All significant intercompany transactions and balances have been eliminated in consolidation. The Company’s unaudited consolidated financial statements have been prepared in accordance with the requirements of the SEC for interim financial information.

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

Deferred Financing Costs

Deferred financing costs consist of financing costs incurred by the Company in connection with the closing of the Company’s 7.50% Convertible Senior Secured Notes due 2019 (the Notes) (see Note 9). The Company amortizes deferred financing costs over the term of the related debt using the effective interest method. When extinguishing debt, the related deferred financing costs are written off.

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

Royalty Revenue

In the third quarter of 2014, the Company received a $30.0 million payment pursuant to a royalty agreement related to the purchase by HC Royalty of certain of the Company’s rights under the agreement with United Therapeutics Corporation related to the commercialization of Orenitram. We have recorded a non-recourse liability related to this transaction and have begun to amortize this amount to recognize royalty revenue as royalties are received by HC Royalty from United Therapeutics. We also recognize non-cash interest expense related to this liability that accrues at an effective interest rate determined based on projections of HC Royalty’s rate of return. We recognized royalty revenue of $2.3 million and $1.2 million for the six months ended June 30, 2016 and 2015, respectively. We recognized interest expense of $2.6 million and $1.5 million for the six months ended June 30, 2016 and 2015, respectively.

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

	Fair Value Measurements at
	June 30, 2016
	(unaudited) (restated)
			Significant
	Total Carrying	Quoted Prices	Other	Significant
	Value at	in Active	Observable	Unobservable
	June 30,	Markets	Inputs	Inputs
	2016	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and cash equivalents	$36,156	$36,156	$—	$—
Marketable securities	24,058	654	23,404	—
Long term marketable securities	67,809	—	67,809	—
Marketable securities - restricted (SERP)	266	—	266	—
Total assets at fair value	$128,289	$36,810	$91,479	$—

Liabilities:
Derivative liabilities	$412	$—	$—	$412

	Fair Value Measurements at
	December 31, 2015 (restated)
			Significant
	Total Carrying	Quoted Prices	Other	Significant
	Value at	in Active	Observable	Unobservable
	December 31,	Markets	Inputs	Inputs
	2015	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and cash equivalents	$33,498	$33,498	$—	$—
Marketable securities	28,692	654	28,038	—
Long term marketable securities	55,009	—	55,009	—
Marketable securities - restricted (SERP)	263	—	263	—
Total assets at fair value	$117,462	$34,152	$83,310	$—

Liabilities:
Derivative liabilities	$854	$—	$—	$854

	Fair Value Measurements at
	June 30, 2015
	(unaudited) (restated)
			Significant
	Total Carrying	Quoted Prices	Other	Significant
	Value at	in Active	Observable	Unobservable
	June 30,	Markets	Inputs	Inputs
	2015	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and cash equivalents	$32,457	$32,457	$—	$—
Marketable securities	37,334	653	36,681	—
Long term marketable securities	33,488	—	33,488	—
Marketable securities - restricted (SERP)	267	—	267	—
Total assets at fair value	$103,546	$33,110	$70,436	$—

Liabilities:
Derivative liabilities	$2,070	$—	$—	$2,070

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

The carrying amounts of other financial instruments, including accounts receivable, accounts payable and accrued expenses, approximate fair value due to their short-term maturities. Unrestricted marketable securities held by the Company were as follows, in thousands:

At June 30, 2016 (unaudited):

Available for Sale	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate debt securities	$91,318	597	(48)	$91,867

At December 31, 2015 (restated):

Available for Sale	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate debt securities	$84,189	5	(493)	$83,701

At June 30, 2015 (unaudited) (restated):

Available for Sale	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate debt securities	$70,973	$10	$(161)	$70,822

The contractual maturities of the unrestricted available for sale marketable securities held by the Company were as follows, in thousands:

June 30, 2016
(unaudited)
Less Than 1 Year	$24,058
1-5 years	67,809
Greater Than 5 Years	—
Total	$91,867

The Company has not experienced any other-than-temporary losses on its marketable securities and restricted marketable securities. The cost of securities sold is calculated using the specific identification method.

5. Inventories

Inventories consist of the following, in thousands:

	June 30,	December 31,	June 30,
	2016	2015	2015
	(unaudited)		(unaudited)
Raw materials	$2,935	$2,887	$2,363
Work in process	6,238	3,946	4,040
Finished goods	7,200	5,754	7,189
	$16,373	$12,587	$13,592

6.  Property and Equipment

Property and equipment consist of the following, in thousands:

	June 30,	December 31,	June 30,
	2016	2015	2015
	(unaudited)		(unaudited)
Computer equipment	$1,152	$1,112	$992
Software	1,611	307	333
Lab equipment and furniture	6,333	5,667	5,603
Leasehold improvements	2,642	2,642	2,587
Construction in progress	8	1,114	—
	11,746	10,842	9,515
Less accumulated depreciation and amortization	(7,553)	(6,968)	(6,607)
	$4,193	$3,874	$2,908

Depreciation and amortization expense on property and equipment was approximately $298,000 and $585,000 for the three and six months ended June 30, 2016, and $160,000 and $317,000 for the three and six months ended June 30, 2015, respectively.

7.  Deferred Legal Fees and Intangible Assets

Deferred legal fees have been incurred in connection with patent litigation for Oxtellar XR and Trokendi XR. As of June 30, 2016, December 31, 2015 and June 30, 2015, the Company had deferred legal fees of $16.4 million, $22.5 million and $11.5 million, respectively.

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

There were no indicators of impairment identified at June 30, 2016, December 31, 2015 or June 30, 2015.

8.  Accrued Expenses, restated:

Accrued expenses are comprised of the following, in thousands:

	June 30,	December 31,	June 30,
	2016	2015	2015
	(unaudited)		(unaudited)

Accrued professional fees	$12,051	$10,057	$4,461
Accrued compensation	6,507	7,519	6,493
Accrued clinical trial and clinical supply costs	3,225	3,677	715
Accrued product costs	923	113	2,813
Accrued sales and marketing expenses	1,454	1,313	650
Accrued interest expense	270	295	322
Other accrued expenses	3,705	2,179	2,402
	$28,135	$25,153	$17,856

9.  Convertible Senior Secured Notes

The table below summarizes activity related to the Notes from issuance on May 3, 2013 through June 30, 2016, in thousands:

Gross proceeds	$90,000
Initial value of interest make-whole derivative reported as debt discount	(9,270)
Conversion option reported as debt discount and APIC	(22,336)
Conversion of debt to equity - principal	(81,463)
Conversion of debt to equity - accretion of debt discount and deferred financing costs	25,003
Accretion of debt discount and deferred financing costs	5,151
December 31, 2015 carrying value	7,085

Conversion of debt to equity - principal	(1,962)
Conversion of debt to equity - accretion of debt discount and deferred financing costs	424
Accretion of debt discount and deferred financing costs	152
June 30, 2016 carrying value, unaudited	$5,699

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

	Three Months ended June 30,		Six Months ended June 30,
	2016	2015	2016	2015
	(unaudited)		(unaudited)	(restated)

Research and development	$340	$206	$628	$410
Selling, general and administrative	1,272	912	2,343	1,469
Total	$1,612	$1,118	$2,971	$1,879

The following table summarizes stock option and SAR activity:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)

Outstanding, December 31, 2015	2,699,007	$8.94	7.92
Granted (unaudited)	1,024,150	13.01
Exercised (unaudited)	(44,057)	4.69
Forfeited or expired (unaudited)	(6,750)	11.47
Outstanding, June 30, 2016 (unaudited)	3,672,350	$10.12	8.07

As of December 31, 2015:
Vested and expected to vest	2,654,381	$8.93	7.90
Exercisable	901,672	$7.95	6.86

As of June 30, 2016:
Vested and expected to vest (unaudited)	3,599,518	$10.09	8.05
Exercisable (unaudited)	1,475,322	$8.41	7.00

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

The following table sets forth the computation of basic and diluted net income per share for the three and six months ended June 30, 2016 and 2015, in thousands, except share and per share amounts, restated:

	Three Months ended June 30,		Six Months ended June 30,
	2016	2015	2016	2015
	(unaudited)		(unaudited)
Numerator, in thousands:
Net income used for calculation of basic EPS	$10,251	$2,437	$15,076	$3,176

Interest expense on convertible debt	196	331	375	—
Changes in fair value of derivative liabilities	(123)	(195)	(224)	—
Loss on extinguishment of debt	—	241	382	—
Loss on extinguishment of outstanding debt, as if converted	(849)	(553)	(1,183)	—
Total adjustments	(776)	(176)	(650)	—
Net income used for calculation of diluted EPS	$9,475	$2,261	$14,426	$3,176

Denominator:
Weighted average shares outstanding, basic	49,427,825	47,911,932	49,333,962	46,246,866

Effect of dilutive potential common shares:
Shares underlying Convertible Senior Secured Notes	1,240,814	2,417,586	1,301,885	—
Shares issuable to settle interest make-whole derivatives	52,563	246,105	71,537	—
Stock options, stock appreciation rights, and non-vested stock options	1,024,140	1,697,926	777,302	1,441,126
Total potential dilutive common shares	2,317,517	4,361,617	2,150,724	1,441,126
Weighted average shares outstanding, diluted	51,745,342	52,273,549	51,484,686	47,687,992

Net income per share, basic	$0.21	$0.05	$0.31	$0.07
Net income per share, diluted	$0.18	$0.04	$0.28	$0.07

13. Income Taxes

During the three and six months ended June 30, 2016, the Company had pre-tax income of $10.7 million and $15.7 million, respectively.  During the three and six months ended June 30, 2015, the Company had pre-tax income of $2.7 million and $3.5 million, respectively.  The provision for Federal and state income taxes related to the pre-tax income has been largely offset by the utilization of available net operating loss carryforwards (NOLs). Accordingly, the Company reduced its valuation allowance against its deferred tax assets and recognized an income tax expense for the jurisdictions that did not have sufficient NOLs to offset the expected tax expense.

During the three and six months ended June 30, 2016, the Company recorded $0.4 million and $0.6 million of current tax expense, respectively, primarily related to an increase in our reserve for an uncertain tax position related to the Alternative Minimum Tax.  During the three and six months ended June 30, 2015, the Company recorded $0.2 million and $0.3 million of current tax expense related to an increase in our reserve for an uncertain tax position related to the Alternative Minimum Tax.

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

Restatement of Previously Issued Financial Statements

This Management’s Discussion and Analysis of Financial Condition and Results of Operations gives effect to the revision and restatement adjustments made to the previously reported unaudited condensed consolidated financial statements for the three and six months ended June 30, 2016 and 2015.  For additional information and a detailed discussion of the revision and the restatement, see Note 2. “Restatement of Financial Statements” included in “Part I. Financial Information,” of this Form 10-Q/A.

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

Accounting for Non-recourse Liability related to Sale of Future Royalties

In July 2014, we sold certain royalty rights for $30.0 million to HealthCare Royalty Partners (HC Royalty).  These royalty rights related to the approved product Orenitram, sold by United Therapeutics, Inc. Under the relevant accounting guidance, due to a limit on the amount of royalties that HC Royalty can earn under the arrangement, this transaction is accounted for as a debt and is amortized using the effective interest method over the life of the arrangement. We have no obligation to repay any amounts to HC Royalty. In order to record the amortization of the liability, we are required to estimate the total amount of future royalty payments to be received by HC Royalty under the License Agreement. The sum of these amounts less the net proceeds we received of $30.0 million will be recorded as non-cash interest expense over the life of the liability. Consequently, we impute interest on the unamortized portion of the liability and record non-cash interest expense using an imputed effective interest rate. We will periodically assess the expected royalty payments, and to the extent such payments are greater or less than our initial estimate, we will adjust the amortization of the liability and interest rate. As a result of this accounting, even though we do not retain HC Royalty’s share of the royalties, we will continue to record non-cash revenue related to those royalties until the amount of the associated liability and related interest is fully amortized.

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

Results of Operations

Comparison of the three months ended June 30, 2016 and June 30, 2015

	Three Months ended June 30,
	2016	2015 (restated)	Increase/ (decrease)
	(restated) (unaudited, in thousands)
Revenue
Net product sales	$50,335	$34,266	16,069
Royalty revenue	1,205	626	579
Licensing revenue	86	786	(700)
Total revenues	51,626	35,678
Costs and expenses
Cost of product sales	2,751	1,762	989
Research and development	11,109	6,878	4,231
Selling, general and administrative	26,121	23,194	2,927
Total costs and expenses	39,981	31,834
Operating income	11,645	3,844
Other income (expense)
Interest income	363	137	226
Interest expense	(196)	(331)	135
Interest expense — liability related to sale of future royalties	(1,281)	(773)	(508)
Changes in fair value of derivative liabilities	123	1	122
Loss on extinguishment of debt	—	(241)	241
Other income	2	25	(23)
Total other expenses	(989)	(1,182)
Earnings before income taxes	10,656	2,662
Income tax	405	225	180
Net income	$10,251	$2,437

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

Royalty Revenue (restated).  Revenue of $1.2 million recognized during the three months ended June 30, 2016 as compared to $0.6 million in 2015 was non-cash revenue generated pursuant to an agreement with HealthCare Royalty Partners III, L.P. (HC Royalty).

Cost of Product Sales.  Cost of product sales during the three months ended June 30, 2016 was $2.8 million as compared to $1.8 million for the three months ended June 30, 2015, an increase of $1.0 million or 56.1%. This increase is primarily due to sales increases.

Research and Development Expenses.  R&D expenses during the three months ended June 30, 2016 were $11.1 million as compared to $6.9 million for the three months ended June 30, 2015, an increase of $4.2 million or 61.5%. This increase is primarily due to preclinical and late stage clinical trials for SPN-810 and SPN-812 as well as manufacture and scale-up of dosage form manufacturing. During the second half of 2015, we initiated two Phase III trials for SPN-810 and a Phase IIb trial for SPN-812. We expect R&D costs to increase significantly in 2016, as we continue to advance these trials and the related development activities for both of these programs.

Selling, General and Administrative Expenses (restated).  Our selling, general and administrative (SG&A) expenses were $26.1 million during the three months ended June 30, 2016 as compared to $23.2 million for the three months ended June 30, 2015, an increase of $2.9 million or 12.5%. The increase in SG&A expenses is primarily due to the development of promotional material and preparation for the launch of the migraine indication for Trokendi XR.

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

Interest Expense — Non-recourse Liability Related to Sale of Future Royalties (restated).  Interest expense related to our non-recourse royalty liability was $1.3 million during the three months ended June 30, 2016 as compared to $0.8 million for the three months ended June 30, 2015. The increase of $0.5 million for this non-cash expense item was primarily due to an increase in the expected royalties forecast related to Orenitram.

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

Income Tax.  During the three months ended June 30, 2016, we recorded $0.4 million of current tax expense related primarily to an increase in our reserve for an uncertain tax position related to the Alternative Minimum Tax. During the three months ended June 30, 2015, we recorded $0.2 million of current tax expense related to an increase in our reserve for an uncertain tax position related to the Alternative Minimum Tax.

Net Income.  We realized net income of $10.2 million during the three months ended June 30, 2016, compared to net income of $2.4 million during the three months ended June 30, 2015, an increase of $7.8 million. This change was primarily due to the revenue generated from our two commercial products, Oxtellar XR and Trokendi XR, offset by increased research expenses incurred for the late stage studies for our two product candidates and an increase in marketing expenditures.

Comparison of the six months ended June 30, 2016 and June 30, 2015 (Restated)

	Six Months ended June 30,		Increase/
	2016	2015	(decrease)
	(unaudited, in thousands)
Revenue
Net product sales	$93,360	$62,363	30,997
Royalty revenue	2,324	1,231	1,093
Licensing revenue	135	822	(687)
Total revenues	95,819	64,416
Costs and expenses
Cost of product sales	4,786	3,380	1,406
Research and development	21,671	10,561	11,110
Selling, general and administrative	51,281	42,596	8,685
Total costs and expenses	77,738	56,537
Operating income	18,081	7,879
Other income (expense)
Interest income	694	250	444
Interest expense	(375)	(712)	337
Interest expense — liability related to sale of future royalties	(2,560)	(1,532)	(1,028)
Changes in fair value of derivative liabilities	224	(48)	272
Loss on extinguishment of debt	(382)	(2,375)	1,993
Other (expense) income	(1)	25	(26)
Total other expenses	(2,400)	(4,392)
Earnings before income taxes	15,681	3,487
Income tax	605	311	294
Net income	$15,076	$3,176

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

Royalty Revenue (restated).  Revenue of $2.3 million recognized during the six months ended June 30, 2016 as compared to $1.2 million in 2015 was non-cash revenue generated pursuant to an agreement with HC Royalty.

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

Selling, General and Administrative Expenses (restated).  Our SG&A expenses were $51.3 million during the six months ended June 30, 2016 as compared to $42.6 million for the six months ended June 30, 2015, an increase of $8.7 million or 20.4%. The increase in SG&A expenses is primarily due to the development of promotional material and preparation for the launch of the migraine indication for Trokendi XR in 2016, as well as supply chain and Medical Affairs programs to support our commercial products.

Interest Income. During the six months ended June 30, 2016 and June 30, 2015, we recognized $0.7 million and $0.3 million, respectively, of interest income earned on our cash and marketable securities.

Interest Expense.  Interest expense was $0.4 million during the six months ended June 30, 2016 as compared to $0.7 million incurred for the six months ended June 30, 2015. The decrease of $0.3 million was primarily due to an increase in the expected royalties forecast related to Orenitram.

Interest Expense — Non-recourse Liability Related to Sale of Future Royalties (restated).  Interest expense related to our non-recourse royalty liability was $2.6 million during the six months ended June 30, 2016 as compared to $1.5 million for the six months ended June 30, 2015. The increase of $1.1 million for this non-cash expense item was primarily due to increases in the projections for future Orenitram royalties.

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

Income Tax.  During the six months ended June 30, 2016, we recorded $0.6 million of current tax expense related primarily to an increase in our reserve for an uncertain tax position related to the Alternative Minimum Tax. During the six months ended June 30, 2015, we recorded $0.3 million of current tax expense related to an increase in our reserve for an uncertain tax position related to the Alternative Minimum Tax.

Net Income.  We realized net income of $15.1 million during the six months ended June 30, 2016, compared to net income of $3.2 million during the six months ended June 30, 2015, an increase of $11.9 million. This change was primarily due to the revenue generated from our two commercial products, Oxtellar XR and Trokendi XR, offset by increased expenses incurred for the late stage studies for our two product candidates and an increase in marketing expenditures.

Comparison of the three months ended June 30, 2015 and June 30, 2014

	Three Months ended June 30,
	2015 (restated)	2014	Increase/ (decrease)
	(unaudited, in thousands)
Revenues:
Net product sales	$34,266	$27,609	6,657
Royalty revenue	626	—	626
Licensing revenue	786	2,066	(1,280)
Total revenues	35,678	29,675
Costs and expenses
Cost of product sales	1,762	1,661	101
Research and development	6,878	4,677	2,201
Selling, general and administrative	23,194	19,581	3,613
Total costs and expenses	31,834	25,919
Operating income	3,844	3,756
Other income (expense)
Interest income	137	85	52
Interest expense	(331)	(1,278)	947
Interest expense — liability related to sale of future royalties	(773)	—	(773)
Changes in fair value of derivative liabilities	1	678	(677)
Loss on extinguishment of debt	(241)	(39)	(202)
Other income	25	—	25
Total other (expenses	(1,182)	(554)
Earnings before income taxes	2,662	3,202
Income tax	225	—	—
Net income	$2,437	$3,202

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

Royalty Revenue (restated). The revenue for the three month period ended June 30, 2015 resulted from the Royalty Interest Acquisition Agreement that we entered into with HC Royalty in July 2014 for Orenitram, which is marketed by United Therapeutics Corporation.  We recognized $0.6 million of non-cash revenue pursuant to this agreement during 2015 and none in 2014.

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

Selling, General and Administrative Expenses (restated).  Our selling, general and administrative expenses were $23.2 million during the three months ended June 30, 2015 as compared to $19.6 million for the three months ended June 30, 2014, an increase of $3.6 million or 18.4%. This increase was mainly due to the increase in compensation and travel expenses associated with the expansion of our sales force throughout 2014, and an increase in promotional and marketing expenses including sample distribution to support the growth of Oxtellar XR and Trokendi XR.

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

Interest Expense — Non-recourse Liability Related to Sale of Future Royalties (restated).  Interest expense related to our non-recourse royalty liability was $0.8 million during the three months ended June 30, 2015 as compared to zero for the three months ended June 30, 2014. The increase of $0.8 million for this non-cash expense item was primarily due to the fact that this liability existed for all three months of this period in 2015 and did not exist during this three month period in 2014.

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

Income Tax.  During the three months ended June 30, 2015, we recorded $0.2 million of current tax expense related to an increase in our reserve for an uncertain tax position related to the Alternative Minimum Tax.

Net Income.  We realized net income of $2.4 million during the three months ended June 30, 2015, compared to a net income of $3.2 million during the three months ended June 30, 2014, a decrease of $0.8 million. This change was primarily due to the revenue generated from our two commercial products, Oxtellar XR and Trokendi XR, offset by increased expenses on preparing for the late stage studies for two product candidates and expenses associated costs with the expansion of our sales force as well as an increase in marketing expenditures associated with ongoing support of Oxtellar XR and Trokendi XR.

Comparison of the six months ended June 30, 2015 and June 30, 2014

	Six Months ended June 30,
	2015 (restated)	2014	Increase/ (decrease)
	(unaudited, in thousands)
Revenues:
Net product sales	$62,363	$36,604	25,759
Royalty revenue	1,231	—	1,231
Licensing revenue	822	2,152	(1,330)
Total revenues	64,416	38,756
Costs and expenses
Cost of product sales	3,380	2,155	1,225
Research and development	10,561	9,159	1,402
Selling, general and administrative	42,596	37,109	5,487
Total costs and expenses	56,537	48,423
Operating income (loss)	7,879	(9,667)
Other income (expense)
Interest income	250	187	63
Interest expense	(712)	(2,485)	1,773
Interest expense — liability related to sale of future royalties	(1,532)	—	(1,532)
Changes in fair value of derivative liabilities	(48)	1,355	(1,403)
Loss on extinguishment of debt	(2,375)	(1,732)	(643)
Other income	25	—	25
Total other expenses	(4,392)	(2,675)
Earnings (loss) before income taxes	3,487	(12,342)
Income tax	311	—	311
Net income (loss)	$3,176	$(12,342)

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

Royalty Revenue (restated). The revenue for the six month period ended June 30, 2015 resulted from the Royalty Interest Acquisition Agreement that we entered into with HC Royalty in July 2014 for Orenitram, which is marketed by United Therapeutics Corporation.  We recognized $1.2 million of non-cash revenue pursuant to this agreement during 2015 and none in 2014.

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

Selling, General and Administrative Expenses (restated).  Our selling, general and administrative expenses were $42.6 million during the six months ended June 30, 2015 as compared to $37.1 million for the six months ended June 30, 2014, an increase of $5.5 million or 14.8%. This increase was mainly due to the increase in compensation and travel expenses associated with the expansion of our sales force in the first half of 2014, and an increase in promotional and marketing expenses including sample distribution to support the growth of Oxtellar XR and Trokendi XR.

Interest Expense.  Interest expense was $0.7 million during the six months ended June 30, 2015 as compared to $2.5 million for the six months ended June 30, 2014. The decrease of $1.8 million was primarily due to a decrease in the outstanding principal amount of our Notes from $39.8 million at June 30, 2014 to $10.7 million at June 30, 2015.

Interest Expense — Non-recourse Liability Related to Sale of Future Royalties (restated).  Interest expense related to our non-recourse royalty liability was $1.5 million during the six months ended June 30, 2015 as compared to zero for the six months ended June 30, 2014. The increase of $1.5 million for this non-cash expense item was primarily due to the fact that this liability existed for all six months of this period in 2015 and did not exist during this six month period in 2014.

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

Income Tax.  During the six months ended June 30, 2015, we recorded $0.3 million of current tax expense related to an increase in our reserve for an uncertain tax position related to the Alternative Minimum Tax.

Net Income/ (Loss).  We realized net income of $3.2 million during the six months ended June 30, 2015, compared to a net loss of $12.3 million during the six months ended June 30, 2014, a change of $15.5 million. This change was primarily due to the revenue generated from our two commercial products, Oxtellar XR and Trokendi XR, offset by increased expenses on preparing for the late stage studies for two product candidates and expenses associated with costs of the expansion of our sales force as well as an increase in marketing expenditures associated with ongoing support of Oxtellar XR and Trokendi XR.

Liquidity and Capital Resources at June 30, 2016 (Restated)

We believe with continued increasing levels of net product sales, we will have sufficient resources to finance our operations, including the increased R&D expenses for our clinical programs. We expect to incur significantly increased R&D expenses to support the development of SPN-810 and SPN-812 including the late stage trials for SPN-810 and SPN-812.

Our working capital at June 30, 2016 was $46.6 million, a decrease of $2.4 million compared to our working capital of $49.0 million at December 31, 2015. Our long term marketable securities at June 30, 2016 were $67.8 million, an increase of $12.8 million compared to our long term marketable securities of $55.0 million at December 31, 2015.

Our stockholders’ equity increased by $22.2 million during the six months ended June 30, 2016 primarily as a result of the issuance of shares related to the conversion of our Notes, coupled with net income of $15.0 million.

We expect to continue to incur significant sales and marketing expenses related to the commercial support of Oxtellar XR and Trokendi XR. In addition, we expect to incur substantial expenses related to our R&D efforts, primarily related to the development of SPN-810 and SPN-812 as we continue to advance these clinical programs.

In addition to income from operations, we have historically financed our business through the sale of our debt and equity securities. Our most recent financing occurred on May 3, 2013, when we issued $90.0 million aggregate principal amount of Notes to qualified institutional buyers, the initial purchasers of the Notes (Initial Purchasers). We issued the Notes under an Indenture, dated May 3, 2013. The Notes provide for 7.50% interest per annum on the principal amount of the Notes, payable semi-annually in arrears on May 1 and November 1 of each year. Interest will accrue on the Notes from and including May 3, 2013 and the Notes will mature on May 1, 2019, unless earlier converted, redeemed or repurchased by the Company. The Notes are secured by a first-priority lien, other than customary permitted liens, on substantially all of our assets, whether now owned or hereafter acquired. In July 2014, we raised $30.0 million non-recourse liability related to sale of future royalties to HC Royalty.

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

Cash Flows (restated)

The following table sets forth the major sources and uses of cash and equivalents for the periods set forth below, in thousands:

	Six Months ended June 30,		Increase/
	2016	2015	(decrease)
	(unaudited)
Net cash provided by (used in):
Operating activities	$13,635	$12,712	923
Investing activities	(11,972)	(17,660)	5,688
Financing activities	995	1,009	(14)
Net increase (decrease) in cash and cash equivalents	$2,658	$(3,939)

Operating Activities (restated)

Net cash provided by operating activities is comprised of two components; cash provided by (used in) operating income and cash used in changes in working capital. Results for the six months ended June 30, 2016 and June 30, 2015 are summarized below, in thousands:

	Six Months ended June 30,		Increase/
	2016	2015	(decrease)
	(unaudited)
Cash provided by operating income	$19,963	$8,737	11,226
Cash (used in) provided by changes in working capital	(6,328)	3,975	(10,303)
Net cash provided by operating activities	$13,635	$12,712

The increase in cash used in changes in working capital is primarily driven by increases in accounts receivable and inventory from increased revenue and decreases in accounts payable due to timing of payments.

The changes in certain operating assets and liabilities are, in thousands:

	Six Months ended June 30,
	2016	2015	Explanation of Change
	(unaudited)
Increase in accounts receivable	$(8,373)	$(630)	Increased sales.
Increase in inventory	(3,786)	(151)	Increased inventory to support sales growth.
Decrease (increase) in prepaid expenses and other assets	1,989	(738)	Progress of clinical trials.
Increase in accounts payable and accrued expenses	3,598	6,048	Increased expenses, primarily for clinical trial accruals and accrued net sales deductions.
Other	244	(554)
	$(6,328)	$3,975

Investing Activities (restated)

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

Net cash used in investing activities for the six months ended June 30, 2016 of $12.0 million related to net purchase of marketable securities of $7.4 million, deferred legal fees of $3.7 million, and property and equipment purchases of $0.9 million. Net cash used in investing activities for the six months ended June 30, 2015 consisted of $17.7 million related to net purchase of marketable securities of $13.1 million, an increase in deferred legal fees of $3.8 million, and property and equipment purchases of $0.8 million.

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

In addition to the above table, we are contractually obligated to allow all royalty payments earned under a licensing agreement with United Therapeutics Corporation to be paid to HC Royalty. Although we have recorded a liability of $30.8 million at June 30, 2016 related to this obligation, it is a non-recourse liability for which we have no obligation to make any payments to HC Royalty.

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

Liquidity and Capital Resources at June 30, 2015 (Restated)

Our working capital at June 30, 2015 was $69.1 million, a decrease of $11.5 million compared to our working capital of $80.6 million at December 31, 2014. This decrease was primarily attributable to the purchase of long term marketable securities and an additional $6.3 million of deferred legal fees incurred in connection with litigation related to patents for Oxtellar XR and Trokendi XR (see Part II, Item I—Legal Proceedings in this Quarterly Report on Form 10-Q/A).

Our stockholders’ equity increased by $31.1 million during the six month period ended June 30, 2015 primarily as a result of the issuance of shares related to the conversion of our Notes.

We expect to continue to incur significant sales and marketing expenses related to the commercial support of Oxtellar XR and Trokendi XR. In addition, we expect to incur substantial expenses related to our research and development efforts, primarily related to development of SPN-810 and SPN-812 as we continue to advance these clinical programs.

In addition to income through operations, we have historically financed our business through the sale of our debt and equity securities. On May 3, 2013, we issued $90.0 million aggregate principal amount of Notes to qualified institutional buyers, the initial purchasers of the Notes (the Initial Purchasers). We issued the Notes under an Indenture, dated May 3, 2013. The Notes provide for 7.50% interest per annum on the principal amount of the Notes, payable semi-annually in arrears on May 1 and November 1 of each year.  In July 2014, we raised $30.0 million non-recourse liability related to sale of future royalties to HC Royalty.

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

Cash Flows (restated)

The following table sets forth the major sources and uses of cash for the periods set forth below, in thousands:

	Six Months ended June 30,		Increase/
	2015	2014	(decrease)
	(unaudited)
Net cash provided by (used in):
Operating activities	$12,712	$(26,044)	38,756
Investing activities	$(17,660)	$4,770	(22,430)
Financing activities	$1,009	$250	759
Net decrease in cash and cash equivalents	$(3,939)	$(21,024)

Operating Activities (restated)

Net cash provided by/used in operating activities is comprised of two components; cash provided by/used in operating income/loss and cash provided by/used in changes in working capital. Results for the six months ended June 30, 2015 and June 30, 2014 are summarized below, in thousands:

	Six Months ended June 30,		Increase/
	2015	2014	(decrease)
	(unaudited)
Cash provided by (used in) operating income (loss)	$8,737	$(9,098)	17,835

Cash provided by (used by) changes in working capital	3,975	(16,946)	20,921

Net cash provided by (used in) operating activities	$12,712	$(26,044)

The increase in net cash provided by operating activities is primarily driven by increased revenue generated from the sale of Trokendi XR and Oxtellar XR.

The changes in certain operating assets and liabilities are, in thousands:

	Six Months ended June 30,
	2015	2014	Explanation of Change
	(unaudited)

Increase in accounts receivable	$(630)	$(5,800)	Shipment of additional product to wholesalers.
Increase in inventory	(151)	(2,949)	Build up of inventory for product sales.
Increase in prepaid expenses and other assets	(738)	(1,019)	Increase in activity to support both products.
Increase in accounts payable and accrued expenses	6,048	730	Increase in sales deductions.
Decrease in deferred product and licensing revenue	—	(8,015)	Transition of Trokendi XR revenue recognition to be based on shipments to wholesalers.
Other	(554)	107
	$3,975	$(16,946)

Investing Activities (restated)

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

Net cash used in investing activities for the six months ended June 30, 2015 of $17.7 million related to an increase in deferred legal fees of $3.8 million, property and equipment purchases of $0.8 million, and net purchases of marketable securities of $13.1 million. Net cash provided by investing activities for the six months ended June, 2014 consisted of $4.8 million related to: marketable securities holdings decreased by $7.2 million offset by the increase in deferred legal fees of $2.0 million and property and equipment purchases of $0.4 million.

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

Contractual Obligations and Commitments

The following table summarizes our contractual obligations and commitments as of June 30, 2015 (except as noted below), in thousands:

	Less than	1 - 3	3 - 5	Greater than
Contractual Obligations	1 Year	Years	Years	5 Years	Total

Convertible Senior Secured Notes	$	$—	$10,724	$—	$10,724
Interest on Convertible Notes	804	1,609	670	—	3,083
Operating leases (1)	1,663	2,581	2,454	—	6,698
Purchase obligations (2)	1,365	—	—	—	1,365
Total (3)	$3,832	$4,190	$13,848	$—	$21,870

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

In addition to the above table, we are contractually obligated to allow all royalty payments earned under a licensing agreement with United Therapeutics Corporation to be paid to HC Royalty. Although we have recorded a liability of $30.3 million at June 30, 2015 related to this obligation, it is a non-recourse liability for which we have no obligation to make any payments to HC Royalty.  Accordingly, this obligation will have no impact on our liquidity at any time. As a result, these non-recourse liability has not been included in the table above.

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

We conducted an evaluation, under the supervision and with the participation of our management, including the CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(b) and 15d-15(b) under the Exchange Act. Based on this evaluation, in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 filed on August 5, 2016, our CEO and CFO concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2016.

Subsequent to the evaluation made in connection with the Quarterly Report on Form 10-Q in August 2016, and in connection with the preparation and filing of the restatement and this Form 10-Q/A, our management, including the CEO and CFO re-evaluated the effectives of the design and operation of our disclosure controls and procedures. Based on this evaluation our CEO and CFO concluded that our disclosure controls and procedures were not effective as of June 30, 2015 and June 30, 2016 at the reasonable assurance level due to the material weakness described below.

Subsequent to August 5, 2016, management identified a material weakness in internal control over financial reporting. Management’s review revealed that our risk assessment process and our review controls over the accounting for significant, complex, and unusual accounting transactions was deficient, in that these controls were not designed to ensure that sufficient technical accounting expertise was applied to assess and document the appropriate accounting over such transactions.  These control deficiencies resulted in a material misstatement within the Company’s consolidated financial statements, as described in Part I, Item 1; Financial Information — Note 2 to the Consolidated Financial Statements. The presence of these control deficiencies created a reasonable possibility that a material misstatement to the consolidated financial statements would not be prevented or detected on a timely basis. Therefore, we concluded that the deficiencies represented a material weakness in the Company’s internal control over financial reporting and that our internal control over financial reporting was not effective as of June 30, 2016.

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

Other than the changes described above under “Management’s Remediation Initiatives” and the new financial accounting system implementation, during the three months June 30, 2016, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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