Form 10-K
period 2016-12-31
SUPERNUS PHARMACEUTICALS INC
filed 2017-03-16
CIK 1356576

Use these links to rapidly review the document

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2016
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

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

        As of June 30, 2016, the aggregate market value of the common stock held by non-affiliates of the registrant based on the closing price of the common stock on The NASDAQ Global Market was $966,994,822.

        The number of shares of the registrant's common stock outstanding as of March 9, 2017 was 50,162,496.

DOCUMENTS INCORPORATED BY REFERENCE

        Certain portions of the registrant's definitive Proxy Statement for its 2017 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission not later than 120 days after the end of the registrant's 2016 fiscal year end, are incorporated by reference into Part III of this Annual Report on Form 10-K.

SUPERNUS PHARMACEUTICALS, INC.
FORM 10-K
For the Year Ended December 31, 2016

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

PART I

This Annual Report on Form 10-K contains forward-looking statements, within the meaning of the Securities Exchange Act of 1934 and the Securities Act of 1933, that involve risks and uncertainties. Forward-looking statements convey our current expectations or forecasts of future events. All statements contained in this Annual Report other than statements of historical fact are forward-looking statements. Forward-looking statements include statements regarding our future financial position, business strategy, budgets, projected costs, plans and objectives of management for future operations. The words "may," "continue," "estimate," "intend," "plan," "will," "believe," "project," "expect," "seek," "anticipate," "should," "could," "would," "potential," or the negative of those terms and similar expressions may identify forward-looking statements, but the absence of these words does not necessarily mean that a statement is not forward-looking. You should not place undue reliance on these forward-looking statements, which speak only as of the date of this report. All of these forward-looking statements are based on information available to us at this time, and we assume no obligation to update any of these statements. Actual results could differ from those projected in these forward-looking statements as a result of many factors, including those identified in the "Business," "Risk Factors," "Management's Discussion and Analysis of Financial Condition and Results of Operations" sections and elsewhere in this Annual Report on Form 10-K. We urge you to review and consider the various disclosures made by us in this report, and those detailed from time to time in our filings with the Securities and Exchange Commission, that attempt to advise you of the risks and factors that may affect our future results.

ITEM 1.    BUSINESS.

Overview

We are a specialty pharmaceutical company focused on developing and commercializing products for the treatment of central nervous system (CNS) diseases. In 2013, we launched Oxtellar XR (extended-release oxcarbazepine) and Trokendi XR (extended-release topiramate), our two novel treatments for patients with epilepsy. In addition, we are developing multiple product candidates in psychiatry to address significant unmet medical needs and market opportunities for the treatment of impulsive aggression (IA) and for the treatment of attention deficit hyperactivity disorder (ADHD). We are initially developing SPN-810 (molindone hydrochloride) to treat IA in patients who have ADHD. We subsequently plan to develop SPN-810 for the treatment of IA in other CNS diseases, such as autism, post traumatic stress disorder (PTSD), bipolar disorder, schizophrenia, and some forms of dementia. There are currently no approved products indicated for the treatment of IA. We are developing SPN-812 (viloxazine hydrochloride) as a candidate to treat patients who have ADHD.

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

Our neurology portfolio consists of Oxtellar XR and Trokendi XR, which are the first once-daily extended release oxcarbazepine and topiramate products, respectively, indicated for epilepsy in the U.S. market. These products are differentiated, compared to their immediate release counterpart products, by offering convenient once-daily dosing and unique pharmacokinetic profiles. We believe that a once-daily dosing regimen improves compliance which in turn reduces the frequency of seizures. We also believe that the unique smooth and steady pharmacokinetic profiles of once-daily dosing mitigate the blood level fluctuations typically associated with immediate release products, which can result in adverse events (AEs) or decreased efficacy.

Our net product revenues of $210.1 million in 2016 were driven by strong growth in prescriptions for Oxtellar XR and Trokendi XR. Total prescriptions as reported by Intercontinental Marketing Services (IMS) have shown a steady increase year over year as shown in the following graph.

Source: IMS Monthly Prescriptions

As of year-end 2016, our products represented approximately 3% of the large and growing base of prescriptions for topiramate and oxcarbazepine (total annual prescriptions for topiramate market and oxcarbazepine market is 14.3 million and 4.5 million, respectively). We expect to continue to grow our revenues for Oxtellar XR and Trokendi XR for the foreseeable future by continuing to drive penetration in these markets. We believe these products have the potential to achieve combined peak net sales in excess of $500 million annually.

Oxtellar XR is indicated for add-on, adjunctive or concomitant therapy of partial seizures in adults and in children 6 years to 17 years of age. Trokendi XR is indicated for initial monotherapy in patients 6 years of age and older with partial onset or primary generalized tonic-clonic seizures, and as add-on therapy in patients 6 years of age and older with partial onset or primary generalized tonic-clonic seizures or with seizures associated with Lennox-Gastaut syndrome.

In August 2016, we received tentative approval to expand the label for Trokendi XR to include the indication of prophylaxis of migraine headaches in adults. We continue to prepare and will be ready to launch the migraine indication soon after receiving full approval from the U.S. Food and Drug Administration (FDA). We anticipate receiving this approval during the second quarter of 2017.

Regarding SPN-810, we initiated two Phase III clinical trials in 2015 (P301 and P302) that will continue to enroll patients through 2017. Our Phase III clinical trial (P301) is being conducted under a Special Protocol Agreement (SPA). SPN-810 has been granted fast-track designation by the FDA.

We completed a Phase IIb dose ranging trial for SPN-812 and announced topline results in 2016. The trial met the primary endpoint, demonstrating that SPN-812 at daily doses of 400 mg, 300 mg, and 200 mg achieved a statistically significant improvement in the symptoms of ADHD when compared to placebo. All SPN-812 doses tested in the trial were well tolerated. Of the patients treated with SPN-812, only 6.7% discontinued due to an AE. In addition, 87% of patients who completed the trial elected to enroll in the ongoing open-label extension. Based on these positive results, we plan to have an end-of-Phase II meeting with the FDA after which we will initiate Phase III clinical testing during the second half of 2017.

We have a successful track record of developing and launching novel products by applying proprietary technologies to known drugs to improve existing therapies and expand the treatment to new indications.

Our key proprietary technology platforms include: Microtrol, Solutrol and EnSoTrol. These technologies have been utilized to create nine marketed products, including Trokendi XR and Oxtellar XR, Adderall XR (developed for Shire), Intuniv (developed for Shire), and Orenitram (developed for United Therapeutics Corporation) as well as our key product candidates SPN-810 and SPN-812.

Products and Product Candidates

The table below summarizes our current portfolio of novel products and product candidates.

Product	Indication	Status
Oxtellar XR	Epilepsy	Launched in 2013
Trokendi XR	Epilepsy	Launched in 2013
	Adult Migraine Prophylaxis	Tentative Approval
SPN-810	IA*	Phase III
SPN-812	ADHD	Phase IIb
SPN-809	Depression	Phase II ready

*
Initial program is in patients with ADHD, with plans to follow on in other indications, such as IA in patients with autism, PTSD, bipolar disorder, schizophrenia, and some forms of dementia.

We are continuing to expand our intellectual property portfolio to provide additional protection for our technologies, products, and product candidates. We currently have seven U.S. patents issued covering Oxtellar XR and eight U.S. patents issued covering Trokendi XR, providing patent protection expiring no earlier than 2027 for each product.

Our Strategy

Our vision is to be a leading specialty pharmaceutical company developing and commercializing new medicines in neurology and psychiatry. Key elements of our strategy to achieve this vision are to:

  •
  Drive growth and profitability.  We will continue to drive the prescription growth of Trokendi XR and Oxtellar XR by continuing to dedicate sales and marketing resources in the United States.

  •
  Advance our pipeline toward commercialization.  We initiated the Phase III clinical trials for SPN-810, a novel treatment for IA in patients who have ADHD, during the third quarter of 2015. We completed a Phase IIb dose ranging study for SPN-812 during 2016 and expect to initiate Phase III clinical testing during the second half of 2017.

  •
  Target strategic business development opportunities.  We are actively exploring a broad range of strategic opportunities that fit well with our strong presence in CNS. These include: in-licensing products and entering into co-promotion partnerships which are synergistic with our sales force call point for our marketed products and product candidates; co-development partnerships for our pipeline products; and growth opportunities through value-creating and transformative merger and acquisition transactions, including both commercial stage and development stage products.

  •
  Continue to grow our pipeline.  We plan to continue to evaluate and develop additional CNS product candidates that we believe have significant commercial potential through our internal research and development efforts.

Our Neurology Portfolio

Oxtellar XR and Trokendi XR are the first once-daily extended release oxcarbazepine and topiramate products indicated for patients with epilepsy in the U.S. market. These products differ from the immediate release products by offering once-daily dosing and unique pharmacokinetic profiles which we believe can have very positive clinical effects for many patients. We believe a once-daily dosing regimen improves adherence, making it more probable that patients maintain sufficient levels of medication in their bloodstreams to protect against seizures. In addition, we believe that the unique smooth and steady pharmacokinetic profiles of our once-daily formulations reduce the peak to trough blood level fluctuations that are typically associated with immediate release products and may result in increased AEs, more side effects and decreased efficacy.

Epilepsy Overview

Epilepsy is a complex neurological disorder characterized by spontaneous recurrence of unprovoked seizures, which are sudden surges of electrical activity in the brain that impair a person's mental and/or physical abilities.

Compliance with drug treatment regimens is critically important to achieving effective control for patients with epilepsy. Non-compliance with anti-epileptic drug (AED) therapy is a serious issue and remains the most common cause of breakthrough seizures for patients. Not only is taking all prescribed doses critical to control breakthrough seizures, but the timing of when patients take their prescribed doses can also be crucial.

We believe extended release products, and in particular Trokendi XR and Oxtellar XR, may offer important advantages in the treatment of epilepsy. The release profiles of extended release products can produce more consistent and steadier plasma concentrations as compared to immediate release products, potentially resulting in fewer side effects, better tolerability, fewer emergency room visits, and improved efficacy. Improved tolerability may help patients improve adherence, have fewer breakthrough seizures and, correspondingly, help patients enjoy a better quality of life.

Trokendi XR

Trokendi XR is the first once-daily extended release topiramate product indicated for patients with epilepsy in the U.S. market, and is designed to improve patient adherence over the current immediate release products which must be taken multiple times per day. Trokendi XR's pharmacokinetic profile results in lower peak plasma concentrations, higher trough plasma concentrations, and slower plasma uptake rates. This results in smoother and more consistent plasma concentrations than immediate release topiramate formulations can deliver. We believe that such a profile mitigates blood level fluctuations that are frequently associated with many side effects, as well as mitigating the likelihood of breakthrough seizures that patients can suffer when taking immediate release products. Side effects may lead patients to skip doses, which could place them at higher risk for breakthrough seizures.

In August 2016, we received tentative approval to expand the label for Trokendi XR to include the indication of prophylaxis of migraine headache in adults. We continue to prepare and will be ready to launch the adult migraine indication soon after receiving full FDA approval, which we anticipate will occur during the second quarter of 2017.

Oxtellar XR

Oxtellar XR is the only once-daily extended release oxcarbazepine product indicated for adjunctive treatment of patients with epilepsy in the U.S. With its novel pharmacokinetic profile showing lower peak plasma concentrations, a slower rate of plasma input, and smoother and more consistent blood levels compared to immediate release products, we believe Oxtellar XR improves the tolerability of oxcarbazepine and thereby reduces side effects. In addition, Oxtellar XR once-per-day dosing is designed to improve patient adherence compared to the current immediate release products that must be taken multiple times per day.

Sales and Marketing

We have established a commercial organization in the U.S. to support current and future sales of Oxtellar XR and Trokendi XR. We believe our current sales force of over 150 sales representatives is effectively targeting healthcare providers, primarily neurologists, to support and grow our epilepsy franchise. Simultaneously promoting two epilepsy products allows us to leverage our commercial infrastructure with these prescribers. Assuming we receive FDA approval for the prophylaxis of migraine in adults, we may expand the sales force depending on the prescription uptake post launch.

Assuming we obtain FDA approval for the product candidates in our pipeline, we anticipate adding sales representatives to market our products to the relevant population of physicians, primarily psychiatrists.

Manufacturing

We currently depend on third-party commercial manufacturing organizations (CMOs) for all manufacturing operations, including production of raw materials, dosage form product, and packaging. This encompasses product for commercial use, as well as product for preclinical research and clinical trials.

We have entered into agreements with leading CMOs headquartered in North America, including Patheon Pharmaceuticals, Inc., Packaging Coordinators, Inc. and Catalent Pharma Solutions, for the manufacture and packaging of the final commercial products Oxtellar XR and Trokendi XR. These CMOs offer a comprehensive range of contract manufacturing and packaging services. Commercial products as well as our product candidates are sourced from single third-party suppliers.

We do not own or operate manufacturing facilities for the production of any of our product candidates beyond Phase II clinical trials, nor do we have plans to develop our own manufacturing operations for Phase III clinical materials or commercial products in the foreseeable future. We currently employ internal resources to manage our manufacturing contractors.

Epilepsy Competition

Trokendi XR competes with all immediate release and extended release topiramate products, including Topamax, Qudexy XR, and their related generic products as well as other anti-epileptic products. Oxtellar XR competes with all immediate release oxcarbazepine products, including Trileptal and its related generic products as well as other anti-epileptic products.

Our Psychiatry Portfolio

Our psychiatry portfolio includes three product candidates for the treatment of psychiatric disorders. The most advanced product candidate, SPN-810, has fast track status and is expected to be the first product approved for IA. SPN-812 and SPN-809 employ the same active ingredient, and are being developed for ADHD and depression, respectively. SPN-812 recently completed a Phase IIb trial and SPN-809 is Phase II ready.

IA Overview

Our market research shows that, for adolescents and children, child psychiatrists, psychiatrists, child neurologists, and high prescribing pediatricians write approximately 40% of their ADHD prescriptions, representing approximately 13 million prescriptions. By 2020, we project that this group of physicians will collectively write approximately 16 million prescriptions for ADHD medication. Of these 16 million ADHD prescriptions, roughly one-third will be written for patients with IA or with IA and other comorbidities.

IA is not limited to individuals with ADHD. We believe IA occurs in patients with other CNS disorders, including autism, Alzheimer's, bipolar disorder, PTSD, oppositional defiant disorder, conduct disorder, and intermittent explosive disorder. Market research we have conducted indicates that the prevalence of IA in autistic children and adolescents is approximately 45%, and the prevalence of IA in children and adolescents with bipolar disorder is approximately 60%.

ADHD Overview

ADHD is a common CNS disorder characterized by developmentally inappropriate levels of inattention, hyperactivity, and impulsivity. ADHD affects an estimated 6% to 9% of all school-age children and 3% to 5% of adults in the United States(1). An estimated 50% of children with ADHD continue to meet criteria for ADHD into adolescence(2). The ADHD market is projected to grow at 5% annually, to approximately 78 million prescriptions by 2020. For the year ended December 31, 2016, according to data from IMS, the U.S. market for ADHD prescription drugs was $11.0 billion.

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

Current Treatments for IA in Patients with ADHD

Currently, there are no approved medications for the treatment of IA. IA is characteristic of individuals who spontaneously react more strongly than normal to stimuli by committing verbal or physical acts against other people, property, or themselves. Based on our discussions with medical experts, the current treatment options for IA in patients with ADHD include psychosocial interventions, such as school-based or family-based behavioral therapies, which are usually not wholly effective. In the large, multisite Multimodal Treatment Study of Children with ADHD(3), a seminal clinical trial designed by experts from key stakeholder communities such as the National Institute of Mental Health, researchers observed that after 14 months of either ADHD medication-only or a regimen that combined ADHD medication with behavioral interventions, 44% of those children with ADHD (or 26% of the total sample size in the trial) who initially exhibited aggression still had what can be described as IA at the end of the trial. This demonstrates that psychosocial interventions may not work for a large percentage of children with ADHD who exhibit aggressive behaviors.

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

SPN-810 (molindone hydrochloride)

We are developing SPN-810 (molindone hydrochloride) as a novel treatment for IA in patients who have ADHD and who are being treated with standard ADHD medication. During 2014, the FDA

(1)
Dopheide, J.A., Attention-Deficit- Hyperactivity Disorder: An Update, published June 2009 in Pharmacotherapy.

(2)
Floet, A.M.W., Attention- Deficit/Hyperactivity Disorder, published February 2010 in Pediatrics in Review.

(3)
The MTA Cooperative Group, A 14-month randomized clinical trial of treatment strategies for attention- deficit/hyperactivity disorder, published December 1999 in Archives of General Psychiatry.

granted fast track designation for SPN-810 for the treatment of IA in ADHD in patients being treated with standard ADHD medication. The fast track designation allows for more frequent interactions with the FDA, for the early submission of some sections of the marketing application, and carries the potential for an expedited review category for the New Drug Application (NDA). Currently, we and the FDA have a SPA for the conduct of our Phase III program for SPN-810, using an agreed upon novel scale to measure IA that was developed by us. We initiated two Phase III clinical trials in 2015 (P301 and P302) that continue to enroll patients in 2017.

Molindone hydrochloride was previously marketed in the United States as an anti-psychotic to treat schizophrenia under the trade name Moban, albeit at much higher dosages (50 to 225mg/day) than we are using in our development program (18 and 36 mg/day). Moban has not been commercially available since 2010 and the FDA has confirmed that the withdrawal from the market was not due to issues with safety or efficacy. Molindone hydrochloride is differentiated from other anti-psychotics in that it is less likely to be associated with weight gain and, in preclinical models, has not caused increases in prolactin levels as seen with other anti-psychotic drugs.

In addition, we believe the lower doses tested for the proposed indication of IA in ADHD should be better tolerated than the higher doses approved to treat schizophrenia. The Phase IIb trial with SPN-810, which included 121 patients, showed that there was no difference in weight gain between patients treated with SPN-810 and those treated with placebo. Although initially we are developing SPN-810 as a novel treatment for IA in patients who have ADHD, if we are successful in demonstrating the effectiveness of SPN-810 in ADHD, we may then develop the product as a candidate for treating other indications; e.g., patients with IA in autism, PTSD, bipolar disorder, schizophrenia, and some forms of dementia. In the aggregate, we believe the addressable market for SPN-810 is greater than $6.3 billion, including $3.2 billion in ADHD, $0.8 billion in autism and $2.3 billion in PTSD.

We are developing an intellectual property position around the novel synthesis process for the active ingredient, its novel use in IA, and novel formulations. Patents, if issued, could expire from 2029 to 2033. We have one patent issued each in the U.S., Mexico, Australia and Japan, covering modified release formulations of molindone hydrochloride. In another patent family, covering the novel process of synthesis of the active ingredient, we have two patents issued in the U.S. In a third patent family, covering use of molindone hydrochloride in treating IA, we have one patent issued in Japan. We own all of the pending applications.

SPN-810 Development Program

In 2012, we completed a Phase IIb multicenter, randomized, double-blind, placebo-controlled trial in the United States in pediatric subjects 6 to 12 years of age diagnosed with ADHD and with IA that is not controlled by optimal stimulant and behavioral therapy. The primary objective of the study was to assess the effect of SPN-810 in reducing IA as measured by the Retrospective-Modified Overt Aggression Scale (R-MOAS) after at least three weeks of treatment. Secondary endpoints included the rate of remission of IA and measurement of the effectiveness of SPN-810 on the Clinical Global Impression (CGI) and ADHD scales as well as evaluation of the safety and tolerability of the drug. Patients who completed the study were offered the opportunity to continue into an open-label phase of six months duration.

Analysis of treatment was performed using both parametric and non-parametric statistical methods. The parametric method assumes that data are normally distributed. Under this method, mean results of each treatment group at the end of three weeks of treatment were compared to the baseline R-MOAS score for each of the four dose groups (high, medium, low and placebo) using the t-test. The non-parametric method does not assume that data are normally distributed. Under this method, the median results of the change in R-MOAS score from baseline at the end of three weeks of treatment were computed for each of the four dose groups (high, medium, low and placebo). These were compared using the Wilcoxon Rank-sum test. Statistical analyses were performed to compare the median of each of the treatment groups: high, medium, and low versus placebo at the end of three weeks of treatment. The change in score from baseline to visit 10 was used as the outcome variable. There was a statistically significant difference between the low dose and placebo (p=0.031) and also between the medium dose and placebo (p=0.024) at the a=0.05 level. There was no statistically significant difference between the high dose and placebo. Both the medium dose and low dose were superior to placebo. These results convinced us that both low and medium doses were effective. This range of doses is being further evaluated in Phase III clinical trials.

A secondary efficacy variable was the proportion of children whose impulsive aggressive behavior remitted, with remission defined as R-MOAS ≤ 10 at the end of the study. Low and medium doses of SPN-810 showed statistically significant results versus placebo, with percent of patients who experienced remission of impulsive aggressive behavior of 51.9% (p=0.009) and 40.0% (p=0.043), respectively.

The CGI results (Severity and Improvement) are consistent with the findings on the R-MOAS scale, in that notable improvement (reduction in severity) occurred primarily in the low dose and medium dose groups. Scores on SNAP-IV Hyperactivity and Impulsivity items did not exhibit statistically significant differences across treatment groups, indicating that efficacy against IA was specific, rather than being efficacious against the underlying ADHD. Numerical trends in SNAP-IV Oppositional Defiant Disorder scores, while not always significant, consistently favored the low dose and medium dose groups over placebo.

SPN-810 was well tolerated throughout the study across all doses. Sedation was the most frequently reported adverse reaction, with two subjects (7%) reporting this event in each of the four treatment groups, including the placebo group. The next most frequently reported adverse reaction was increased appetite with two subjects (7%) reporting this event in each of the three active treatment groups and one subject (3%) in the placebo group.

The two serious AEs that occurred were not drug-related. One patient in the low dose arm and two patients in the medium dose arm had severe AEs that were considered either possibly or definitely related to the drug. Six patients in total discontinued the study because of AEs in the active treatment arms: one in low dose; two in medium dose; and three in high dose. AEs requiring dose reduction were infrequent.

The frequency of AEs associated with extra-pyramidal symptoms was also low and the events were reversible. The data are too sparse to evaluate dose-related aspects of these reports; thus, no clear dose-response relationship can be assessed. SPN-810 exhibited a very good safety and tolerability profile, with low incidence of AEs, and no unexpected, life threatening, or dose-limiting safety issues.

SPN-812 (viloxazine hydrochloride)

ADHD affects 6% to 9% of all school-age children and 3% to 5% of all adults. Current non-stimulant treatments for ADHD account for about 8% of the total ADHD prescriptions in the U.S. As a novel non-stimulant, SPN-812 has the potential to address a $2.5 billion market opportunity for the treatment of ADHD with non-stimulants. SPN-812, a norepinepherine reuptake inhibitor, would provide an additional option to the few non-stimulant therapies currently available. We believe that SPN-812 could be more effective than other non-stimulant therapies due to its different pharmacological profile.

We expect SPN-812, if approved, to have five year market exclusivity, given its new chemical entity (NCE) status in the U.S. We are developing an intellectual property position around the novel synthesis process for the active ingredient, its novel use in ADHD and its novel extended release delivery.

Our SPN-812 product candidate has three families of pending U.S. non-provisional and foreign counterpart patent applications. Patents, if issued, could expire from 2029 to 2033. We have one patent issued in Europe and one in Canada in one of these families, covering a method of treating ADHD using viloxazine hydrochloride. In another family, covering the novel process of active ingredient synthesis, we have two patents issued in the U.S. and one patent issued each in Europe, Mexico, and Australia. We have one patent issued in the U.S. covering modified release formulations of viloxazine. We own all of the pending applications.

SPN-812 Development Program

We are developing SPN-812 as a novel non-stimulant treatment for ADHD. During 2016, we completed a Phase IIb dose ranging trial and announced topline results. The trial met the primary endpoint, demonstrating that SPN-812 at daily doses of 400 mg, 300 mg, and 200 mg achieved a statistically significant improvement in the symptoms of ADHD when compared to placebo. All SPN-812 doses tested in the trial were well tolerated. Of the patients treated with SPN-812, only 6.7% discontinued due to an AE. In addition, 87% of patients who completed the trial elected to enroll in the ongoing open-label extension.

At the end of the SPN-812 study, 400 mg, 300 mg and 200 mg doses were statistically significant compared to placebo in meeting the primary endpoint. With respect to the primary endpoint, patients receiving SPN-812 400 mg, 300 mg and 200 mg had a –19.0 point change (p=0.021), –18.6 point change (p=0.027) and a –18.4 point change (p=0.031) from baseline, respectively, as compared to –10.5 for placebo.

The treatment groups SPN-812 400 mg, 300 mg and 200 mg showed a standardized mean effect size of 0.63, 0.60 and 0.55 compared to placebo, respectively. Patients receiving SPN-812 100 mg had 16.7average mean change from baseline in the primary endpoint and a standardized mean effect size of 0.46 compared to placebo, which did not quite reach statistical significance (p=0.089) in this relatively low number of patients.

In addition, SPN-812 400 mg, 300 mg and 200 mg met the Clinical Global Impression Severity (CGI-S) secondary endpoint with p- values of 0.014, 0.015 and 0.031, as respectively, compared to placebo.

Based on these positive results in children with ADHD and the positive Phase IIa results in adults with ADHD, Supernus plans to have an end-of-Phase II meeting with the FDA after which it plans to initiate Phase III clinical testing during the second half of 2017.

SPN-809 (viloxazine hydrochloride)

SPN-809 is a novel once-daily product candidate for the treatment of depression. SPN-809 is based on the same active ingredient as SPN-812. We currently have an open investigational new drug application (IND) for SPN-809 as a treatment of depression, the indication for which the active ingredient in SPN-809 was approved and marketed in Europe for many years. It was never approved in the U.S.

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

Shire plc is one of the leaders in the U.S. ADHD market with three products: Vyvanse, a stimulant prodrug product launched in 2007; Intuniv, a non-stimulant treatment launched in November 2009; and Adderall XR, an extended release stimulant treatment designed to provide once-daily dosing. Other stimulant products for the treatment of ADHD in the U.S. market include the following once-daily formulations: Concerta, Metadate CD, Ritalin LA, Focalin XR, Daytrana, and Adzenys XR-ODT. Other non-stimulants are Strattera and Kapvay. We are also aware of clinical development efforts by several other organizations including Alcobra, Sunovion, Neos Therapeutics, and Neurovance to develop additional treatment options for ADHD. Sunovion recently reported that its non-stimulant product in Phase III development for ADHD, dasotraline did not demonstrate statistically significant improvement at the eight week primary endpoint on the ADHD Rating Scale (RS) IV (with adult prompts) total score compared to the placebo-treated group. Alcobra also recently reported that its Phase III investigational product Metadoxine Extended Release (MDX) for the treatment of ADHD in adult patients did not meet the primary endpoint of demonstrating a statistically significant difference from placebo in the change from baseline of the investigator rating of the Conners' Adult ADHD Rating Scales (CAARS). Ironshore/Highland also announced on December 15, 2016 that the FDA had accepted for review the NDA for HLD200 (delayed-release and extended-release methylphenidate capsules), which was developed as a potential new option for physicians treating patients with ADHD. HLD200 is a stimulant medication intended for dosage administration in the evening, prior to bedtime, to target the control of ADHD symptoms and improve functioning from the time the patient wakes and throughout the day. The expected action date by the FDA under the Prescription Drug User Fee Act (PDUFA) is July 30, 2017.

Our Proprietary Technology Platforms

We have a successful track record of developing novel extended release products by applying proprietary technologies to known drugs to improve existing therapies and to enable the treatment of new indications. Our key proprietary technology platforms include Microtrol, Solutrol and EnSoTrol. These technologies create novel, customized product profiles designed to enhance efficacy, reduce the frequency of dosing, and improve patient compliance and tolerability. We have employed our technologies in the development of a total of nine products that are currently on the market, including Trokendi XR and Oxtellar XR, along with seven products being marketed by companies for whom we have developed sustained release formulations. Trokendi XR uses the Microtrol multiparticulate delivery platform and Oxtellar XR uses the Solutrol matrix delivery platform. EnSoTrol was utilized to develop Orenitram, an oral formulation of treprostinil diethanolamine, or treprostinil, which was launched by United Therapeutics Corporation in 2014.

Intellectual Property and Exclusivity

Overview

We have been building and continue to build our intellectual property portfolio relating to our products and product candidates, including Oxtellar XR and Trokendi XR. We seek patent protection, where appropriate, in the United States and internationally for our products and product candidates. Our policy is to protect our innovations and proprietary products by, among other things, filing patent applications in the U.S. and abroad (including Europe, Canada and other countries when appropriate). We also rely on trade secrets, know-how, continuing technological innovation and in-licensing opportunities to develop and maintain our proprietary position. We cannot be sure that patents will be granted with respect to any of our pending patent applications or with respect to any patent applications filed by us in the future, nor can we be sure that any of our existing patents or any patents that may be granted to us in the future will be commercially useful in protecting our technology.

Our success will depend significantly on our ability to obtain and maintain patent and other proprietary protection for the technologies and products we consider important to our business, defend our patents, preserve the confidentiality of our trade secrets and operate our business without infringing the patents and proprietary rights of third parties.

We have established and continue to build proprietary positions for Oxtellar XR, Trokendi XR, our pipeline product candidates and technologies in the U.S. and abroad.

Patents for both Oxtellar XR and Trokendi XR have received numerous Paragraph IV Notice Letters and we have filed claims for infringement of our patents against the third-parties. For more information, please see Part I, Item 3—Legal Proceedings contained in this Annual Report on Form 10-K.

Patent Portfolio

Our extended release oxcarbazepine patent portfolio currently includes ten U.S. patents, seven of which cover Oxtellar XR. We have also obtained two patents for extended release oxcarbazepine in Europe and one patent each in Canada, Japan, Australia, China, and Mexico. In addition, we have certain pending U.S. patent applications that cover various extended release formulations containing oxcarbazepine. The seven issued U.S. patents covering Oxtellar XR will expire no earlier than 2027. We own all of the issued patents and the pending applications.

In addition to the patents and patent applications relating to Oxtellar XR, we currently have eight U.S. patents that cover Trokendi XR. We have one patent issued each in Mexico, Australia, Japan and Canada for extended release topiramate. We have two patents issued in Europe for extended release topiramate. The eight issued U.S. patents covering Trokendi XR will expire no earlier than 2027. We own all of the issued patents and pending applications.

Our patent portfolio also contains patent applications relating to our other pipeline products. We have four families of pending U.S. non-provisional and foreign counterpart patent applications relating to our SPN-810 product candidate. Patents, if issued, could have terms expiring from 2029 to 2033. We have one patent issued each in the U.S., Mexico, Australia and Japan, covering modified release formulations of molindone hydrochloride. In another patent family, covering the novel process of synthesis of the active ingredient, we have two patents issued in the U.S. In a third patent family, covering use of molindone hydrochloride in treating IA, we have one patent issued in Japan. We own all of the pending applications.

With regard to our SPN-812 product candidate, we have three families of pending U.S. non-provisional and foreign counterpart patent applications. Patents, if issued, could expire from 2029 to 2033. We have one patent issued in Europe and one in Canada in one of these families, covering a method of treating ADHD using viloxazine. In another family, covering the novel process of active ingredient synthesis, we have two patents issued in the U.S. and one patent issued each in Europe, Mexico, and Australia. We have one patent issued in the U.S. covering modified release formulations of viloxazine. We own all of the issued patents and the pending applications.

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

Other Intellectual Property Rights

We seek trademark protection in the U.S. and internationally where available and when appropriate. We have filed for trademark protection for several marks, which we use in connection with our pharmaceutical research and development collaborations as well as with products. We are the owner of various U.S. federal trademark registrations (®) and registration applications (™), including the following marks referred to in this Annual Report on Form10-K pursuant to applicable U.S. intellectual property laws: "Supernus®," "Microtrol®," "Solutrol®," "Trokendi XR®," "Oxtellar XR®," and the registered Supernus Pharmaceuticals logo.

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

To protect our competitive position, it may be necessary to enforce our patent rights through litigation against infringing third parties. We presently have a lawsuit pending against TWi to enforce our patent rights concerning Oxtellar XR patents. See Part I, Item 3—Legal Proceedings. Litigation to enforce our own patent rights is subject to uncertainties that cannot be quantified in advance. In an adverse outcome in litigation, we could be prevented from commercializing a product or using certain aspects of our technology platforms as a result of patent infringement claims asserted against us. This could have a material adverse effect on our business. In addition, litigation involving our patents carries the risk that one or more of our patents will be held invalid (in whole or in part, on a claim-by-claim basis) or held unenforceable. Such an adverse court ruling could allow third parties to commercialize products or use technologies that are similar to ours, and then compete directly with us, without payment to us. See "Risk Factors—If we are sued for infringing intellectual property rights of third parties, it could be costly and time consuming to defend such a suit. An unfavorable outcome in that litigation could have a material adverse effect on our business."

In-Licensing Arrangements

Afecta Pharmaceuticals, Inc.

We have two license agreements with Afecta Pharmaceuticals, Inc. (Afecta) pursuant to which we obtained exclusive worldwide rights to selected product candidates, including an exclusive license to SPN-810. We may pay up to $300,000 upon the achievement of certain milestones. If a product candidate is successfully developed and commercialized, we will be obligated to pay royalties to Afecta based on worldwide net product sales at a rate in the low-single digits.

Rune HealthCare Limited

We have a purchase and sale agreement with Rune HealthCare Limited (Rune) where we obtained the exclusive worldwide rights to a product concept from Rune for SPN-809. If we receive approval to market and sell any products covered by the agreement, we will be obligated to pay royalties to Rune based on worldwide net sales, at a rate in the low-single digits.

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

U.S. Drug Development Process

In the U.S., the FDA regulates drugs under the Federal Food, Drug, and Cosmetic Act (FDCA) and through implementation of regulations. The process of obtaining regulatory approvals and ensuring compliance with appropriate federal, state, local and foreign statutes and regulations requires the expenditure of substantial time and financial resources. Failure to comply with applicable U.S. requirements at any time during the product development process, approval process, or after approval, may subject an applicant to administrative or judicial sanctions. These sanctions could include the

FDA's refusal to approve pending applications, to withdraw an approval, to institute or issue a clinical hold, warning letters, product recalls, product seizures, product detention, total or partial suspension of production or distribution, to impose injunctions, fines, refusal of government contracts, restitution, disgorgement or civil or criminal penalties.

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

  •
  FDA review and approval of the NDA.

The testing and approval process requires substantial time, effort and financial resources and we cannot be certain that any approvals for our product candidates will be granted on a timely basis, if at all. Our total research and development expense was approximately $42.8 million and $29.1 million for each of 2016 and 2015, respectively. In order to continue the progress of our product candidates, significant increases in these expenditures will be required.

Once a suitable product candidate is successfully created, a preliminary development strategy is determined. Usually, an IND is opened with adequate preclinical and clinical trial material to permit initiation of the first proposed clinical trial. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA places the clinical trial on a clinical hold within that 30-day time period. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. Clinical holds also may be imposed by the FDA at any time before or during trials due to safety concerns or non-compliance.

All clinical trials must be conducted under the supervision of one or more qualified investigators in accordance with GCP regulations. These regulations include the requirement that all research subjects provide informed consent. Further, an institutional review board (IRB) must review and approve the plan for any clinical trial before it commences at any institution. An IRB considers, among other things, whether the risks to individuals participating in the trials are minimized and are reasonable in relation to anticipated benefits. The IRB also approves the protocol for conducting the clinical trial and the consent form that must be provided to each clinical trial subject or his or her legal representative and must monitor the clinical trial until completed.

Once an IND is in effect, each new clinical protocol and any amendments to the protocol must be submitted with the IND for FDA review, and to the IRBs for approval. The protocol details, among other things, the objectives of the clinical trial, dosing procedures, subject selection and exclusion criteria, and the parameters to be used to monitor subject safety.

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

U.S. Review and Approval Processes

The results of product development, preclinical studies and clinical trials, along with descriptions of the manufacturing process, analytical tests conducted on the drug, proposed labeling and other relevant information are submitted to the FDA as part of an NDA for a new drug. The NDA requests approval to market the product.

NDAs are either standard 505(b)(1) or 505(b)(2) applications. For a standard 505(b)(1) application, all pertinent information must be part of the regulatory submission under that NDA number. For a 505(b)(2) application, the FDA permits the submission of an NDA where at least some of the information required for approval comes from clinical trials not conducted by or for the applicant and for which the applicant has not obtained a right of reference. The FDA interprets Section 505(b)(2) of the FDCA to permit the applicant to rely upon the FDA's previous findings of safety and effectiveness for an approved product. The FDA requires submission of information needed to support any changes to a previously approved drug, such as published data or new studies conducted by the applicant, including bioavailability or bioequivalence studies, or clinical trials demonstrating safety and effectiveness. The FDA may then approve the new product candidate for all or some of the label indications for which the referenced product has been approved, as well as for any new indication sought by the Section 505(b)(2) applicant.

The submission of an NDA is subject to the payment of a substantial user fee, although a waiver of such fee may be obtained under certain limited circumstances.

In addition, under the Pediatric Research Equity Act of 2003, which was reauthorized under the Food and Drug Administration Safety and Innovation Act of 2012, an NDA must contain, a priori, or propose clinical work that supports the product's use in all relevant pediatric subpopulations. The FDA may grant deferrals for submission of data or full or partial waivers of the data requirements. Pursuant to the FDA's approval of Oxtellar XR, we committed to the conduct of four pediatric post-marketing studies; however, the FDA granted a waiver for the pediatric study requirements for ages birth to one month and a deferral for submission of post-marketing assessments for children one month to six years of age. Pursuant to the FDA's approval of Trokendi XR, the FDA granted a deferral for submission of post-marketing pediatric studies in the following categories: (1) adjunctive therapy in partial onset seizures (POS) for children one month to less than six years of age, (2) initial monotherapy in POS and primary generalized tonic-clonic (PGTC) for children two years to less than ten years of age, and (3) adjunctive therapy in PGTC and adjunctive therapy in Lennox-Gastaut Syndrome from two years to less than six years of age.

Since our product approvals, we have gained more knowledge about our abilities to create formulations, and programs that would enable us to meet our deferred pediatric commitments, Supernus has identified a need to renegotiate the commitments made at the time of NDA approvals for both Oxtellar XR and Trokendi XR. Supernus is actively interfacing with the FDA on these programs and these commitments.

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

The approval process is lengthy and difficult and the FDA may refuse to approve an NDA if the applicable regulatory criteria are not satisfied or may require additional clinical data or other data and information. Even if such data and information are submitted, the FDA may ultimately decide that the NDA does not satisfy the criteria for approval. Data obtained from clinical trials are not always conclusive and the FDA may interpret data differently than we interpret the same data. The FDA will issue a complete response letter if the agency decides not to approve the NDA in its present form. The complete response letter usually describes all of the specific deficiencies that the FDA identified in the NDA. The deficiencies identified may be minor; for example, requiring labeling changes, or major; for example, requiring additional clinical trials. Additionally, the complete response letter may include recommended actions that the applicant might take to place the application in a condition for approval. If a complete response letter is issued, the applicant may either resubmit the NDA, addressing all of the deficiencies identified in the letter, withdraw the application, or then request an opportunity for a hearing.

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

The FDCA also provides three years of marketing exclusivity for an NDA, Section 505(b)(2) NDA, or supplement to an existing NDA if new clinical investigations (other than bioavailability studies) that were conducted or sponsored by the applicant are deemed by the FDA to be essential to the approval of the application. Such clinical trials may, for example, support new indications, dosages, routes of administration or strengths of an existing drug, or for a new use, if the new clinical investigations that were conducted or sponsored by the applicant are determined by the FDA to be essential to the approval of the application. This exclusivity, sometimes referred to as clinical investigation exclusivity, prevents the FDA from approving an application under Section 505(b)(2) for the same conditions of use associated with the new clinical investigations before the expiration of three years from the date of approval. Such three-year exclusivity, however, would not prevent the approval of another application if the applicant submits a Section 505(b)(1) NDA and has conducted its own adequate, well-controlled clinical trials demonstrating safety and efficacy, nor would it prevent approval of a generic product or Section 505(b)(2) product that did not incorporate the exclusivity-protected changes of the approved drug product. The FDCA, FDA regulations and other applicable regulations and policies provide incentives to manufacturers to create modified, non-infringing versions of a drug to facilitate the approval of an ANDA or other application for generic substitutes.

Pediatric exclusivity is another type of exclusivity granted in the U.S. Pediatric exclusivity, if granted, provides an additional six months of exclusivity to be attached to any existing exclusivity (e.g., three or five year exclusivity) or patent protection for a drug. This six month exclusivity, which runs from the end of other exclusivity protection or patent delay, may be granted based on the voluntary completion of a pediatric trial in accordance with an FDA-issued "Written Request" for such a trial. The current pediatric exclusivity provision was reauthorized in September 2007.

Post-Approval Requirements

Any drugs for which we receive FDA approval are subject to continuing regulation by the FDA, including, among other things, record-keeping requirements, reporting of AEs with the product, providing the FDA with updated safety and efficacy information, product sampling and distribution requirements, complying with certain electronic records and signature requirements and complying with FDA promotion and advertising requirements. In September 2007, the Food and Drug Administration Amendments Act of 2007 was enacted, giving the FDA enhanced post-marketing authority, including the authority to require post-marketing studies and clinical trials, labeling changes based on new safety information, and compliance with risk evaluations and mitigation strategies approved by the FDA. The FDA strictly regulates labeling, advertising, promotion and other types of information on products that are placed on the market. Drugs may be promoted only for the approved indications and in accordance with the provisions of the approved label. Further, manufacturers of drugs must continue to comply with cGMP requirements, which are extensive and require considerable time, resources and ongoing investment to ensure compliance. In addition, certain changes to the manufacturing process generally require prior FDA approval before being implemented. Other types of changes to the approved product, such as adding new indications and additional labeling claims, are also subject to further FDA review and approval.

Drug manufacturers and other entities involved in the manufacturing and distribution of approved drugs are required to register their establishments with the FDA and certain state agencies, and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with cGMP and other laws. The cGMP requirements apply to all stages of the manufacturing process, including the production, processing, sterilization, packaging, labeling, storage and shipment of the drug. Manufacturers must establish validated systems to ensure that products meet specifications and regulatory standards, and test each product batch or lot prior to its release. We rely, and expect to continue to rely on, third parties for the production of clinical quantities of our product candidates. Future FDA and state inspections may identify compliance issues at the facilities of our contract manufacturers that may disrupt production or distribution or may require substantial resources to correct.

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

Foreign Regulation

In addition to regulations in the United States, we are subject to a variety of foreign regulations governing clinical trials and commercial sales and distribution of our product candidates, to the extent we choose to clinically evaluate or sell any products outside of the U.S. Whether or not we obtain FDA approval for a product, we must obtain approval of a product by the comparable regulatory authorities of foreign countries before we can commence clinical trials or marketing of the product in those countries. The approval process varies from country to country and the time may be longer or shorter than that required for FDA approval. The requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary greatly from country to country. As in the United States, post-approval regulatory requirements, such as those regarding product manufacture, marketing, or distribution would apply to any product that is approved outside the U.S.

Third-Party Payor Coverage and Reimbursement

In both the U.S. and foreign markets, our ability to commercialize our product and product candidates successfully, and to attract commercialization partners for our product and product candidates, depends in significant part on the availability of adequate financial coverage and reimbursement from third party payors, including, in the U.S., governmental payors such as the Medicare and Medicaid programs, managed care organizations, and private health insurers. Medicare is a federally funded program managed by the Centers for Medicare and Medicaid Services (CMS), through local fiscal intermediaries and carriers that administer coverage and reimbursement for certain healthcare items and services furnished to the elderly and disabled. Medicaid is an insurance program for certain categories of patients whose income and assets fall below state defined levels and who are otherwise uninsured. It is both federally and state funded and managed by each state. The federal government sets general guidelines for Medicaid while each state creates specific regulations that govern its individual program. Each payor has its own process and standards for determining whether it will cover and reimburse a procedure or particular product. Private payors often rely on the lead of the governmental payors in rendering coverage and reimbursement determinations. Therefore, achieving favorable CMS coverage and reimbursement is usually a significant gating issue for successful introduction of a new product. The competitive position of some of our products will depend, in part, upon the extent of coverage and adequacy of reimbursement for such products and for the indications in which such products are used. Prices at which we or our customers seek reimbursement for our product candidates can be subject to challenge, reduction or denial by the government and other payors.

The United States Congress and state legislatures may, from time to time, propose and adopt initiatives aimed at cost containment, which could impact our ability to sell our products profitably. For example, in March 2010, President Obama signed into law the Patient Protection and Affordable Care Act as amended by the HealthCare and Education Reconciliation Act of 2010, which we refer to collectively as the HealthCare Reform Law. This is a sweeping law intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add new transparency requirements for healthcare and health insurance industries, impose new taxes and fees on the healthcare industry, and impose additional healthcare policy reforms. Effective October 1, 2010, the HealthCare Reform Law revises the definition of "average manufacturer price" for reporting purposes, which could increase the amount of Medicaid drug rebates paid by drug companies to states once the provision is effective. Further, since 2011, the HealthCare Reform Law imposes a significant annual fee on companies that manufacture or import branded prescription drug products. Substantial new provisions affecting compliance have also been enacted, which may require us to modify our business practices with healthcare practitioners. We will not know the full effects of the HealthCare Reform Law until applicable federal and state agencies issue regulations or guidance under the new law. Although it is too early to determine the effect of the HealthCare Reform Law, the new law appears likely to continue to put pressure on pharmaceutical pricing, especially under the Medicare program, and may also increase our regulatory burden and operating costs. Moreover, in the coming years, additional changes are likely to be made to governmental healthcare programs that could significantly impact the success of our product candidates.

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

Other HealthCare Laws and Compliance Requirements

In the United States, our activities are potentially subject to statutes and regulation by various federal, state and local authorities in addition to the FDA, including CMS, other divisions of the United States Department of Health and Human Services (e.g., the Office of Inspector General), the United States Department of Justice and individual United States Attorney offices within the Department of Justice, and state and local governments. These statutes and regulations include:

  •
  The federal healthcare program Anti-Kickback Statute, which prohibits, among other things, persons from soliciting, receiving or providing remuneration, directly or indirectly, to induce either the referral of an individual, for an item or service or the purchasing or ordering of a good or service, for which payment may be made under federal healthcare programs such as the Medicare and Medicaid programs. The term remuneration has been interpreted broadly to include anything of value, meaning that arrangements with healthcare professionals must be scrutinized carefully for compliance with the Statute;

  •
  The Federal False Claims Act ("FCA"), which prohibits, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid, or other government reimbursement programs that are false or fraudulent. We may be subject to FCA claims for, among other things, promoting our products for off-label indications or making false and misleading statements about the products' safety and efficacy;

  •
  The federal Health Insurance Portability and Accountability Act of 1996, which prohibits executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters and which also imposes certain requirements relating to the privacy, security and transmission of individually identifiable health information and places restrictions on the use of such information for marketing communications;

  •
  The federal Physician Payments Sunshine Act within the Patient Protection and Affordable Care Act, (PPACA), and its implementing regulations, and similar state law provisions require manufacturers of drugs, devices, biologics, and medical supplies to report to the Department of Health and Human Services information related to physician payments and other transfers of value and physician ownership and investment interests;

  •
  The FDCA, which among other things, strictly regulates the distribution of drug samples and drug product marketing and prohibits manufacturers (i) from marketing drugs for off-label use; and (ii) from making false and misleading statements about a products' safety or efficacy;

  •
  State law equivalents of each of the above federal laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by any third-party payor, including commercial insurers, and state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by federal laws, thus complicating compliance efforts;

  •
  State laws that require the registration of manufacturers and wholesale distributors of pharmaceutical products in a state, including, in certain states, manufacturers and distributors who ship products into the state even if such manufacturers or distributors have no place of business within the state;

  •
  Laws and ordinances in various state and local jurisdictions that require pharmaceutical manufacturers to establish and fund drug "take-back" programs that allow consumers to return unused prescription and OTC medications for safe disposal;

  •
  Various additional laws and regulations which result from our status as a supplier of pharmaceutical products to various agencies of the US federal government. Participation in certain government programs requires that discounted prices be offered for purchases by the government via a rebate system. Participation in these programs can require submission of pricing data and calculation of discounts and rebates pursuant to complex statutory formulas, as well as the entry into government procurement contracts governed by the Federal Acquisition Regulations;

  •
  The Federal Drug Supply Chain Security Act (DSCSA), which requires development of an electronic pedigree to track and trace each prescription drug at the salable unit level through the distribution system, which will be effective incrementally over a 10-year period. Compliance with DSCSA and any additional federal or state electronic pedigree requirements may increase our operational expenses and impose significant administrative burdens; and

  •
  All of our activities potentially subject to federal and state consumer protection and unfair competition laws.

Depending on the circumstances, failure to comply with these laws and regulations can result in penalties, including criminal, civil, and/or administrative criminal penalties, damages, fines, disgorgement, exclusion of products from reimbursement under government programs, "qui tam" actions brought by individual whistleblowers in the name of the government, refusal to allow us to enter into supply contracts, including government contracts, reputational harm and diminished profits and future earnings, any of which could adversely affect our business.

Employees

As of December 31, 2016, we employed 363 full-time employees; 85 employees are engaged in research and development activities and 278 employees are engaged in selling, general and administrative activities. We consider relations with our employees to be good. None of our employees is represented by a labor union.

ITEM 1A.    RISK FACTORS.

Investing in our common stock involves a high degree of risk. Before making an investment decision, you should carefully consider the risks described below with all of the other information we include in this report and the additional information in the other reports we file with the Securities and Exchange Commission (the "SEC" or the "Commission"). These risks may result in material harm to our business, our financial condition, and results of operations. In this eventuality, the market price of our common stock may decline and you could lose part or all of your investment.

Risks Related to Our Business and Industry

We are dependent on the commercial success of Oxtellar XR and Trokendi XR.

A substantial amount of our resources are focused on expanding the revenue generated by our approved products in the U.S., Oxtellar XR and Trokendi XR.

Our ability to generate significant product revenue from sales of Oxtellar XR and Trokendi XR in the near term will depend on, among other things, our ability to:

  •
  Defend our patents and intellectual property from competition, including generics;

  •
  Maintain commercial manufacturing arrangements with third-party manufacturers;

  •
  Produce, through a validated process, sufficiently large quantities of inventory of our products to meet demand;

  •
  Continue to maintain a wide variety of internal sales, distribution and marketing capabilities sufficient to sustain revenue growth;

  •
  Continue to maintain and grow widespread acceptance of our products from physicians, health care payors, patients, pharmacists and the medical community;

  •
  Properly price and obtain adequate reimbursement coverage of these products by governmental authorities, private health insurers, managed care organizations and other third-party payors;

  •
  Maintain compliance with ongoing FDA labeling, packaging, storage, advertising, promotion, recordkeeping, safety and other post-market requirements;

  •
  Obtain approval from the FDA to expand the labeling of our approved products for additional indications;

  •
  Adequately protect against and effectively respond to any claims by holders of patents and other intellectual property rights that our products infringe their rights; and

  •
  Adequately protect against and effectively respond to any unanticipated adverse effects or unfavorable publicity that develops with respect to our products, as well as respond to the emergence of new or existing competitive products, which may be proven to be more clinically effective and cost-effective.

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

Increases in sales of Oxtellar XR or Trokendi XR may slow for a variety of reasons, including competing products or safety issues. If we are not successful in broadening the current commercial acceptance of either Oxtellar XR or Trokendi XR, our business would be harmed.

Any increase in sales of Oxtellar XR and Trokendi XR will be dependent on several factors, including our ability to educate physicians and to increase physician awareness and acceptance of the benefits and cost-effectiveness of our products relative to competing products. Our ability to increase market acceptance of any of our products or gain market acceptance of approved product candidates among physicians, patients, health care payors and the medical community will depend on a number of factors, including:

  •
  Acceptable evidence of safety and efficacy;

  •
  Relative convenience and ease of administration;

  •
  The prevalence, nature, and severity of any adverse side effects;

  •
  Availability of alternative treatments; and

  •
  Pricing and cost effectiveness.

In addition, Oxtellar XR and Trokendi XR will be subject to continual review by the FDA. We cannot assure that newly discovered or reported safety issues will not arise. With the use of any newly marketed drug by a wider patient population, serious AEs may occur from time to time that initially do not appear to relate to the drug itself. Any safety issues could cause us to suspend or cease marketing of our approved products, cause us to modify how we market our approved products, subject us to substantial liabilities and adversely affect our revenues and financial condition. In the event of a withdrawal of either Oxtellar XR or Trokendi XR from the market, our revenues would decline significantly and our business would be seriously harmed and could fail.

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

Interference proceedings brought by the USPTO may be necessary to determine the priority of inventions with respect to our patents and patent applications or those of our collaborators. An unfavorable outcome could require us to cease using the technology or to attempt to license rights to it from the prevailing party. Our business could be harmed if a prevailing party does not offer us a license on terms that are acceptable to us or at all. Litigation or interference proceedings may fail. Even if successful, litigation may result in substantial costs and distraction of our management and other employees. We may not be able to prevent, alone or with our collaborators, misappropriation of our proprietary rights, particularly in countries where the laws may not protect those rights as fully as in the United States.

Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation.

In addition, there could be public announcements of the results of hearings, motions or other interim proceeding or developments. If securities analysts or investors perceive these results to be negative, or perceive that the presence or continuation of these cases creates a level of uncertainty regarding our ability to increase or sustain products sales, it could have a substantial adverse effect on the price of our common stock. There can be no assurance that our product candidates will not be subject to the same risks.

We are dependent on obtaining regulatory approval of our product candidates and for additional indications for existing products.

Our ability to successfully commercialize any of our product candidates and to obtain additional indications for existing products will depend on, among other things, our ability to:

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

There are no guarantees that we will be successful in completing these tasks. If we are unable to successfully complete these tasks, we may not be able to commercialize any of our other product candidates in a timely manner, or at all, in which case we may be unable to maximize our revenues. In addition, if we experience unanticipated delays or problems, development costs could substantially increase and our business, financial condition and results of operations would likely be adversely affected.

We may not be able to effectively market and sell our product candidates, if approved, in the U.S.

We plan on building our sales and marketing capabilities in the U.S. to commercialize our product candidates, if approved. We will build such capabilities by investing significant amounts of financial and management resources. Furthermore, the cost of establishing and maintaining marketing and sales capabilities may not be justifiable in light of the revenues generated by any of our product candidates.

If we are unable to establish and maintain adequate sales and marketing capabilities for our product candidates or are unable to do so in a timely manner, we may not be able to generate sufficient product revenues from these product candidates to be profitable.

Final marketing approval of any of our product candidates or additional indications for existing products by the FDA or other regulatory authorities may be delayed, limited, or denied, any of which would adversely affect our ability to generate operating revenues.

Our business depends on the successful development and commercialization of our product candidates. We are not permitted to market any of our product candidates in the U.S. until we receive approval of an NDA from the FDA, or, in any foreign jurisdiction, from the requisite authority. Satisfaction of regulatory requirements typically takes many years, is dependent upon the type, complexity and novelty of the product and requires the expenditure of substantial resources. We cannot predict whether or when we will obtain regulatory approval to commercialize our product candidates and we cannot, therefore, predict the timing of any future revenues from these product candidates. In addition, we have received tentative approval from the FDA for Trokendi XR as a treatment for prophylaxis of migraines in adults; however, we cannot predict if, or when, we will obtain full regulatory approval for this indication. Therefore, we cannot predict the timing of any future revenues, if any, from the sale of Trokendi XR for this indication.

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

  •
  May not find the data from bioequivalence studies and/or clinical trials sufficient to support the submission of an NDA or to obtain marketing approval in the U.S., including any findings that the clinical and other benefits of our product candidates outweigh their safety risks;

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

Notwithstanding the approval of many products by the FDA pursuant to Section 505(b)(1) and 505(b)(2), over the last few years some pharmaceutical companies and others have objected to the FDA's interpretation of Section 505(b)(2). If the FDA changes its interpretation of Section 505(b)(2), or if the FDA's interpretation is successfully challenged in court, this could delay or even prevent the FDA from approving any Section 505(b)(2) application that we submit. Any failure to obtain regulatory approval of our product candidates would significantly limit our ability to generate revenues, and any failure to obtain such approval for all of the indications and labeling claims we deem desirable could reduce our potential revenues.

We are subject to uncertainty relating to payment or reimbursement policies which, if not favorable for our products or product candidates, could hinder or prevent our commercial success.

Our ability or our collaborators' ability to successfully commercialize our products, including Oxtellar XR and Trokendi XR and our product candidates, will depend in part on the coverage and reimbursement levels set by governmental authorities, private health insurers, managed care organizations and other third-party payors. As a threshold for coverage and reimbursement, third-party payors generally require that drug products be approved for marketing by the FDA. Third-party payors also are increasingly challenging the effectiveness of and prices charged for medical products and services. Government authorities and these third-party payors have attempted to control costs, in some instances, by limiting coverage and the amount of reimbursement for particular medications or encouraging the use of lower-cost generic products. We cannot be sure that reimbursement will be available for any of the products that we develop and, if reimbursement is available, the level of reimbursement. Moreover, that level of reimbursement may change over time as a result of decisions made by payors. Reduced or partial payment or reduced reimbursement coverage could make our products or product candidates, including Oxtellar XR and Trokendi XR, less attractive to patients and prescribing physicians. We also may be required to sell our products or product candidates at a significant discount, which would adversely affect our ability to realize an appropriate return on our investment in our products or product candidates or to maintain profitability.

We expect that private insurers and managed care organizations will consider the efficacy, cost effectiveness and safety of our products or product candidates, including Oxtellar XR and Trokendi XR, in determining whether to approve reimbursement for such products or product candidates and at what level. Moreover, they will consider the efficacy and cost effectiveness of comparable or competitive products in making reimbursement decisions for our products. Because each third-party payor individually approves payment or reimbursement, obtaining these approvals can be a time consuming and expensive process that could require us to provide scientific or clinical support for the use of each of our products or product candidates separately to each third-party payor. In some cases, it could take several months or years before a particular private insurer or managed care organization reviews a particular product. We may ultimately be unsuccessful in obtaining coverage. Our competitors may have larger organizations, as well as existing business relationships with third-party payors relating to their products. Our business would be materially adversely affected if we do not receive approval for reimbursement of our products or product candidates from private insurers on a timely or satisfactory basis. Our products and product candidates may not be considered cost-effective, and coverage and reimbursement may not be available or sufficient to allow us to sell our products or product candidates on a profitable basis. Our business would also be adversely affected if private insurers, managed care organizations, the Medicare program or other reimbursing bodies or payors limit the indications for which our products or product candidates will be reimbursed.

In some foreign jurisdictions, particularly Canada and Europe, the pricing of prescription pharmaceuticals is subject to strict governmental control. In these countries, pricing negotiations with governmental authorities can take six to 12 months or longer after the receipt of regulatory approval and product launch. To obtain favorable reimbursement for the indications sought or pricing approval in some countries, we may be required to conduct a clinical trial that compares the cost-effectiveness of our products or product candidates to other available therapies. If reimbursement for our products or product candidates is unavailable in any country in which reimbursement is sought, limited in scope or amount, or if pricing is set at unsatisfactory levels, our business could be materially harmed, and could be unprofitable.

In addition, many managed care organizations negotiate the price of products and establish formularies which establish pricing and reimbursement levels. Exclusion of a product from a formulary can lead to its sharply reduced usage in the managed care organization's patient population. If our products or product candidates are not included within an adequate number of formularies or at adequate payment or reimbursement levels, or if those policies increasingly favor generic products, our market share and gross margins could be negatively affected, which would have a material adverse effect on our overall business and financial condition.

We expect to experience pricing pressures due to potential healthcare reforms discussed elsewhere in this Annual Report on Form 10-K, as well as due to cost control measures instituted by health maintenance organizations.

Our failure to successfully develop and market our product candidates would impair our ability to grow.

As part of our growth strategy, we intend to develop and market additional product candidates. We may spend several years completing our development of a particular current or future internal product candidate, during which process we can experience failure at any stage. The product candidates to which we allocate our resources may not be commercially successful. In addition, because our internal research capabilities are limited, we may be dependent upon pharmaceutical companies, academic scientists and other researchers to sell or license products or technology to us. The success of this strategy depends partly upon our ability to identify, select, discover and acquire promising pharmaceutical product candidates and approved products.

The process of proposing, negotiating and implementing a license or acquiring a product candidate or approved product is lengthy and complex. Other companies, including some with substantially greater financial, marketing and sales resources, may compete with us for the license or the product candidate or approved product. We have limited resources, including financial resources, to identify and execute the acquisition or in-licensing of third-party products, businesses and technologies and to integrate them into our current infrastructure. Moreover, we may devote resources to potential acquisitions or in-licensing opportunities that are never completed, or we may fail to realize the anticipated benefits of such efforts. We may not be able to acquire the rights to additional product candidates on terms that we find acceptable, or at all.

In addition, future acquisitions may entail numerous operational and financial risks, including:

  •
  Exposure to unknown liabilities;

  •
  Disruption of our business and diversion of our management's time and attention to develop acquired products or technologies;

  •
  Incurring substantial debt or dilutive issuances of securities or depletion of cash to pay for acquisitions;

  •
  Incurring higher than expected acquisition, integration, and operating costs;

  •
  Difficulty in combining the operations and personnel of any acquired businesses with our operations and personnel;

  •
  Impairing relationships with key suppliers or customers of any acquired businesses due to changes in management and ownership; and

  •
  An inability to retain and/or motivate key employees of any acquired businesses.

Our clinical trials for our product candidates may fail to demonstrate acceptable levels of safety, efficacy or any other requirements, which could prevent or significantly delay regulatory approval.

We may be unable to sufficiently demonstrate the safety and efficacy of our product candidates to obtain regulatory approval. We must demonstrate, with substantial evidence gathered in well-controlled studies, to the satisfaction of the relevant regulatory authorities that each product candidate is safe and effective for use in the target indication. We may be required to conduct or perform additional studies or trials to adequately demonstrate safety and efficacy, which could prevent or significantly delay our receipt of regulatory approval, increase clinical costs, and, ultimately delay the commercialization of that product candidate.

Any product candidate that we acquire may require additional development prior to commercial sale, including extensive clinical testing and approval by the FDA and applicable foreign regulatory authorities. All product candidates are prone to risks of failure typical of pharmaceutical product development, including the possibility that a product candidate will not be shown to be sufficiently safe and effective for approval by regulatory authorities.

In addition, the results from the trials that we have completed for our product candidates may not be replicated in future trials. A number of companies in the pharmaceutical industry have suffered significant setbacks in advanced development, even after promising results in earlier trials. If our product candidates are not shown to be safe and effective, our clinical development programs might be terminated.

We rely on and will continue to rely on outsourcing arrangements for certain of our activities, including clinical research of our product candidates, manufacturing of our compounds and product candidates beyond Phase II clinical trials and the manufacturing of our commercial products.

We rely on outsourcing arrangements for some of our activities, including manufacturing, preclinical and clinical research, data collection and analysis, and electronic submission of regulatory filings. We may have limited control over these third parties and we cannot guarantee that they will perform their obligations in an effective, competent and timely manner. Our reliance on third parties, including third-party clinical research organizations (CROs) and CMOs, entails risks including, but not limited to:

  •
  Non-compliance by third parties with regulatory and quality control standards;

  •
  Sanctions imposed by regulatory authorities if compounds supplied or manufactured by a third party supplier or manufacturer fail to comply with applicable regulatory standards;

  •
  Possible breach of the agreements by the CROs or CMOs because of factors beyond our control or the insolvency or other financial difficulties of any of these third parties, labor unrest, natural disasters or other factors adversely affecting their ability to conduct their business; and

  •
  termination or non-renewal of an agreement by a third party, at a time that is inconvenient for us, for reasons not entirely under our control.

We do not own or operate manufacturing facilities for the production of any of our products or product candidates beyond Phase II clinical trials, nor do we have plans in the foreseeable future to develop our own manufacturing operations for Phase III clinical materials or commercial products. We currently depend on third-party CMOs for all of our required raw materials and drug substance for our preclinical research and clinical trials. For Oxtellar XR and Trokendi XR, we currently rely on single source suppliers for raw materials, including API, and rely on third-party suppliers and manufacturers for the final commercial products. If any of these vendors are unable to perform their obligations to us, including due to violations of the FDA's requirements, our ability to meet regulatory requirements, projected timelines, necessary quality standards for successful manufacture of our development and commercialization product would be adversely affected. Further, if we were required to change vendors, it could result in delays in our regulatory approval efforts and significantly increase our costs. Accordingly, the loss of any of our current or future third-party manufacturers or suppliers could have a material adverse effect on our business, results of operations, financial condition and prospects.

We have entered into supply agreements for both Oxtellar XR and Trokendi XR with leading CMOs headquartered in North America for the manufacture of the final commercial products. However, there is a risk that the counterparties to these agreements will not perform their respective obligations or will terminate these agreements. We could also become embroiled in disputes with third party manufacturers for Oxtellar XR and Trokendi XR regarding the terms of our agreements, the performance of a CMO or intellectual property rights, any of which could disrupt the sales of our products and adversely affect our reputation and product revenue. In addition, we do not have contractual relationships for the manufacture of commercial supplies for all of our product candidates. The number of third-party manufacturers with the expertise, required regulatory approvals and facilities to manufacture drug substance and final drug product on a commercial scale is limited. Therefore, we may not be able to enter into such arrangements with third-party manufacturers in a timely manner, on acceptable terms, or at all. Failure to secure such contractual arrangements would harm the commercial prospects for our product candidates. Our costs could increase and our ability to generate revenues could be delayed.

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

  •
  Delays in reaching or failure to reach agreement on acceptable terms with prospective CRO trial sites and investigators, the terms of which can be subject to extensive negotiation and may vary significantly;

  •
  Insufficient or inadequate supply or quantity of a product candidate for use in trials;

  •
  Difficulties obtaining Investigational Research Board (IRB) or ethics committee approval to conduct a trial at a prospective site;

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

  •
  Clinical holds; or

  •
  Clinical trials may be delayed as a result of ambiguous or negative interim results.

Clinical trials may be suspended or terminated by us, at a trial site by a Data Safety Monitoring Board (DSMB) or ethics committee overseeing the clinical trial, the FDA, or other regulatory authorities due to a number of factors, including:

  •
  Failure to conduct the clinical trial in accordance with regulatory requirements or the trial protocols;

  •
  Observations during inspection of the clinical trial operations or trial sites by the FDA or other regulatory authorities that ultimately result in the imposition of a clinical hold;

  •
  Unforeseen safety issues; or

  •
  Lack of adequate funding to continue the trial.

Failure to conduct the clinical trial in accordance with regulatory requirements or the trial protocols may result in the inability to use the trial data to support product approval. Changes in regulatory requirements and guidance may occur, and we may need to amend clinical trial protocols to reflect these changes. Amendments may require us to resubmit our clinical trial protocols to IRBs or ethics committees for reexamination, which may adversely impact the costs, timing or successful completion of a clinical trial.

In addition, many of the factors that cause or lead to a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of our product candidates. If we experience delays in completion of, or if we terminate any of our clinical trials, our ability to obtain regulatory approval for our product candidates may be materially harmed, and our commercial prospects and ability to generate product revenues diminished.

If other versions of extended or controlled release oxcarbazepine or topiramate are approved and successfully commercialized, our business could be materially harmed.

Third parties have and may receive approval to manufacture and market their own versions of extended release oxcarbazepine or topiramate anti-epileptic drugs in the U.S. For example, Upsher-Smith launched Qudexy XR (extended release topiramate) and its own authorized generic, both of which compete with Trokendi XR. Since Trokendi XR was not granted marketing exclusivity by the FDA, we may not be able to prevent the submission or approval of another full NDA for any competitor's extended or controlled release topiramate product candidate. However, we do have the right to defend our products against third parties who may infringe or are infringing our patents.

In addition, we are aware of companies who are marketing modified-release oxcarbazepine products outside of the U.S., such as Apydan, which is developed by Desitin Arzneimittel GmbH and requires twice-daily administration. If companies with modified-release oxcarbazepine products outside of the U.S. pursue or obtain approval of their products within the U.S., such competing products may limit the potential success of Oxtellar XR in the U.S., and our business and growth prospects would be materially impaired. Accordingly, if any third party is successful in obtaining approval to manufacture and market its own version of extended release oxcarbazepine or topiramate in the U.S., we may not be able to recover expenses incurred in connection with the development of or prospectively realize revenues from Oxtellar XR or Trokendi XR.

If we do not obtain marketing exclusivity for our product candidates, our business may suffer.

Under the Hatch-Waxman Amendments, three years of marketing exclusivity may be granted for the approval of new and supplemental NDAs, including Section 505(b)(2) applications, for, among other things, new indications, dosage forms, routes of administration, strengths of an existing drug or for a new use, if the new clinical investigations that were conducted or sponsored by the applicant are determined by the FDA to be essential to the approval of the application. This exclusivity, which is sometimes referred to as clinical investigation exclusivity, prevents the FDA from approving an application under Section 505(b)(2) for the same conditions of use associated with the new clinical investigations before the expiration of three years from the date of approval. Such exclusivity, however, would not prevent the approval of another application if the applicant submits a Section 505(b)(1) NDA and has conducted its own adequate, well-controlled clinical trials demonstrating safety and efficacy, nor would it prevent approval of a generic product or Section 505(b)(2) product that did not incorporate the exclusivity-protected changes of the approved drug product.

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

Undesirable side effects caused by any of our product candidates could cause us or regulatory authorities to interrupt, delay or halt development and could result in the denial of regulatory approval by the FDA or other regulatory authorities, and result in potential product liability claims. Undesirable side effects caused by any of our products could cause regulatory authorities to temporarily or permanently halt product sales, which could have a material adverse effect on our business as a whole.

Immediate release oxcarbazepine and topiramate products, which use the same active pharmaceutical ingredients as Oxtellar XR and Trokendi XR, are known to cause various side effects, including but not limited to dizziness, paresthesia, headaches, cognitive deficiencies such as memory loss and speech impediment, digestive problems, somnolence, double vision, gingival enlargement, nausea, weight gain, oral malformation birth defects, visual field defects, infant small for gestational age and fatigue. The use of Oxtellar XR and Trokendi XR may cause similar side effects as compared to their reference products, or may cause additional or different side effects.

If our products cause side effects or if any of our product candidates receive marketing approval, and we or others later identify undesirable side effects caused by our products or product candidates, a number of potentially significant negative consequences could result, including:

  •
  Regulatory authorities may withdraw approval of the product candidate or otherwise require us to take the approved product off the market;

  •
  Regulatory authorities may require additional warnings, or a narrowing of the indication, on the product label;

  •
  We may be required to create a medication guide outlining the proper use of the medication and risks of side effects, for distribution to patients;

  •
  We may be required to modify the product in some way;

  •
  Regulatory authorities may require us to conduct additional clinical trials or costly post-marketing testing and surveillance to monitor the safety or efficacy of the product;

  •
  Sales of approved products may decrease significantly;

  •
  We could be sued and held liable for harm caused to patients; or

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

We are highly dependent on the development, regulatory, commercial and financial expertise of our management, particularly Jack A. Khattar, our President and Chief Executive Officer. Mr. Khattar has an employment agreement and other members of the senior management team have executive retention agreements. If we lose key members of our management team, we may not be able to find suitable replacements in a timely fashion, if at all. We cannot be certain that future management transitions will not disrupt our operations or generate concern among employees and those with whom we do business.

In addition to competition for personnel, our corporate offices are located in the greater Washington D.C. metropolitan area, an area that is characterized by a high cost of living. As such, we could have difficulty attracting experienced personnel to our Company and may be required to expend significant financial resources in our employee recruitment efforts.

If our competitors develop or market alternatives for treatments of our target indications, our commercial opportunities will be reduced or eliminated.

The pharmaceutical industry is characterized by rapidly advancing technologies, intense competition and a strong emphasis on proprietary therapeutics. We face competition from a number of sources, some of which may target the same indications as our products and product candidates, including large pharmaceutical companies, smaller pharmaceutical companies, biotechnology companies, academic institutions, government agencies and private and public research institutions. The availability of new products or approval for new indications for existing products may limit the demand for and the price we are able to charge for any of our products. We may be unable to differentiate our products from competitive offerings. In addition to competition with our currently marketed products, we anticipate that we will face intense competition when our pipeline product candidates are approved by regulatory authorities and we begin the commercialization process for these products.

There are currently no marketed products and no known products in development for the treatment of IA in patients with ADHD, autism, or PTSD. However, the off-label use of risperidone (Risperdal) and aripiprazole (Abilify) is common. These products are approved for irritability in autism which, as a result, may influence use of products to treat IA in patients with ADHD.

In addition, we are aware of several companies have various product candidates under development for ADHD which may compete with our SPN-812 product candidate. Such companies include Alcobra, Sunovion, Neos Therapeutics, and Neurovance.

Further new developments, including the development of other drug technologies, may render our products or product candidates obsolete or noncompetitive. As a result, our products and product candidates may become obsolete before we recover expenses incurred in connection with their development or realize revenues from commercialization. Further, many competitors have substantially greater:

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

Our products and our product candidates may be subject to restrictions or withdrawal from the market. We may be subject to penalties if we fail to comply with regulatory requirements.

Even though U.S. regulatory approval has been obtained for Trokendi XR and Oxtellar XR, the FDA may still impose significant restrictions on their indicated uses or marketing or impose ongoing requirements for costly post-approval studies. Our product candidates would also be, and our approved product and our collaborators' approved products are, subject to ongoing FDA requirements governing the labeling, packaging, storage, advertising, promotion, recordkeeping and submission of safety and other information. In addition, manufacturers of drug products and their facilities are subject to continual review and periodic inspections by the FDA and other regulatory authorities for compliance with cGMP regulations. If we, our collaborators or a regulatory authority discovers previously unknown problems with a product, including side effects that are unanticipated in severity or frequency, or problems with the facility where the product is manufactured, a regulatory authority may impose restrictions on that product or the manufacturer, including requiring withdrawal of the product from the market or suspension of manufacturing. If we or our collaborators, or our or our collaborators' approved products or product candidates, or the manufacturing facilities for our or our collaborators' approved products or product candidates fail to comply with applicable regulatory requirements, a regulatory authority may:

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

In addition, our product labeling, advertising and promotion of our approved products, are subject to regulatory requirements and continuing regulatory review. The FDA strictly regulates the promotional claims that may be made about prescription products. In particular, a product may not be promoted for uses that are not approved by the FDA as reflected in the product's approved labeling. Notwithstanding, physicians may nevertheless prescribe our products to their patients in a manner that is inconsistent with the approved label, which is known as "off label use". The FDA and other authorities actively enforce the laws and regulations prohibiting the promotion of off-label uses, and a company that is found to have promoted off-label uses may be subject to significant sanctions. The federal government has levied large civil and criminal fines against companies for alleged improper promotion and has enjoined several companies from engaging in off-label promotion. If we are found to have promoted off-label uses, we may be enjoined from such off-label promotion and become subject to significant liability, which would have an adverse effect on our reputation, business and revenues, if any.

If we fail to produce our products and product candidates in the volumes that we require on a timely basis, or fail to comply with stringent regulations applicable to pharmaceutical drug manufacturers, we may face delays in the development and commercialization of our products and product candidates, or be required to withdraw products from the market.

We do not currently own or operate manufacturing facilities for the production of any of our products or for the commercial production of our product candidates, nor do we have plans to develop our own manufacturing operations for commercial products in the foreseeable future. We currently depend on third-party contract manufacturers for the supply of the APIs for our products and product candidates, including drug substance for our preclinical research and clinical trials. For Oxtellar XR and Trokendi XR, we currently rely on single source suppliers for raw materials, including API. We rely on single manufacturers to produce and package final dosage forms. Any future curtailment in the availability of raw materials could result in production or other delays with consequent adverse business effects. In addition, because regulatory authorities must generally approve raw material sources for pharmaceutical products, changes in raw material suppliers may result in production delays or higher raw material costs.

The manufacture of pharmaceutical products requires significant expertise and capital investment, including the development of advanced manufacturing techniques and process controls. Pharmaceutical companies often encounter difficulties in manufacturing, particularly in scaling up production of their products. These problems include manufacturing difficulties relating to production costs and yields, quality control, stability of the product and quality assurance testing, shortages of qualified personnel, as well as compliance with federal, state and foreign regulations. If we are unable to demonstrate stability in accordance with commercial requirements, or if our manufacturers were to encounter difficulties or otherwise fail to comply with their obligations to us, our ability to maintain or obtain FDA approval and to market our products and product candidates, respectively, would be jeopardized. In addition, any delay or interruption in producing clinical trial supplies could delay or prohibit the completion of our clinical trials, increase the costs associated with conducting our clinical trials and, depending upon the period of delay, require us to commence new trials at significant additional expense, or to terminate a trial.

Manufacturers of pharmaceutical products need to comply with cGMP requirements and other requirements as enforced by the FDA, including electronic tracking and submission. These requirements include quality control, quality assurance and the maintenance of records and documentation. Manufacturers of our products and product candidates may be unable to comply with these cGMP requirements and with other FDA and foreign regulatory requirements. A failure to comply with these requirements may result in fines and civil penalties, suspension of production, suspension or delay in product approval, product seizure or recall, or withdrawal of product approval. If the safety of any of our products or product candidates is compromised due to failure to adhere to applicable laws or for other reasons, we may not be able to obtain regulatory approval for such product candidate or successfully commercialize such products, and we may be held liable for any injuries sustained as a result. Any of these factors could cause a delay in clinical development, regulatory submissions, approvals or commercialization of our product candidates, entail higher costs or result in our being unable to effectively commercialize our product candidates. Furthermore, if we fail to obtain the required commercial quantities on a timely basis from our suppliers and at commercially reasonable prices, we may be unable to meet demand for our approved products, and consequently lose potential revenues.

If the FDA or other applicable regulatory authorities approve generic products that compete with any of our products or product candidates, the sales of those products or product candidates would be adversely affected.

Once an NDA, including a Section 505(b)(2) application, is approved, the product covered thereby becomes a "listed drug" which can be cited by potential competitors in support of approval of an ANDA. The FDCA, FDA regulations and other applicable regulations and policies provide incentives to manufacturers to create modified, non-infringing versions of a drug to facilitate the approval of an ANDA or other application for generic substitutes. These manufacturers might only be required to conduct a relatively inexpensive study to show that their product has the same active ingredient(s), dosage form, strength, route of administration, and conditions of use or labeling, as our product or product candidate and that the generic product is bioequivalent to our product. Bioequivalence implies that a product is absorbed in the body at the same rate and to the same extent as our product or product candidate. These generic equivalents, which must meet the same quality standards as branded pharmaceuticals, would be significantly less costly than ours to bring to market. Companies that produce generic equivalents are generally able to offer their products at lower prices. Thus, regardless of the regulatory approval pathway, after the introduction of a generic competitor, a significant percentage of the sales of any branded product are typically lost to the generic product, through both price and volume erosion. Accordingly, competition from generic equivalents would materially, permanently and adversely impact our revenues, profitability and cash flows and substantially limit our ability to obtain a return on the investments we have made in our products and product candidates. In particular, as disclosed in Part I, Item 3—Legal Proceedings of this Annual Report on Form 10-K, we received Paragraph IV Notice Letters against our Oxtellar XR and Trokendi XR Orange Book patents from several generic drug makers. We filed a lawsuit against each of these drug makers alleging infringement of our Oxtellar XR and Trokendi XR patents. In October 2015, we reached a settlement agreement with one of these generic drug makers, Par Pharmaceutical Companies, Inc., concerning our Trokendi XR patents. In 2016, the U.S. District Court and Federal Court of Appeals ruled in our favor against Actavis concerning Oxtellar XR patents. In March 2017, we signed settlement agreements with two other generic drug makers, Actavis and Zydus, concerning our Trokendi XR patents. While we intend to vigorously defend our product rights against TWi concerning Oxtellar XR patents, in the event that we are not successful in the lawsuit, our future sales of Oxtellar XR will be significantly, adversely and permanently affected by competition from this generic drug.

We intend to rely on third-party collaborators to market and commercialize our products and product candidates outside the U.S., who may fail to effectively commercialize our products and product candidates.

Outside the U.S., we utilize strategic partners where appropriate to assist in the commercialization of our products and product candidates. We currently possess limited resources and may not be successful in establishing collaborations or licensing arrangements on acceptable terms, if at all. We also face competition in our search for collaborators and licensing partners. By entering into strategic collaborations or similar arrangements, we will rely on third parties for financial resources and for development, commercialization, sales and marketing and regulatory expertise. Our collaborators may fail to develop or effectively commercialize our products or product candidates because they cannot obtain the necessary regulatory approvals, they lack adequate financial or other resources or they decide to focus on other initiatives. Any failure of our third-party collaborators to successfully market and commercialize our products or product candidates outside the U.S. would diminish our revenues and harm our results of operations.

Limitations on our patent rights relating to our products and product candidates may limit our ability to prevent third parties from competing against us.

To a significant degree, our success will depend on our ability to obtain and maintain patent protection for our proprietary technologies and our products and product candidates, preserve our trade secrets, prevent third parties from infringing upon our proprietary rights and operate without infringing upon the proprietary rights of others. To that end, we seek patent protection in the U.S. and internationally for our products and product candidates. Our policy is to actively seek to protect our proprietary position by, among other things, filing patent applications in the U.S. and abroad (including Europe, Canada and certain other countries when appropriate) relating to proprietary technologies that are important to the development of our business.

The strength of patents in the pharmaceutical industry involves complex legal and scientific questions and can have uncertain results. Patent applications in the U.S. and most other countries are confidential for a period of time until they are published, and publication of discoveries in scientific or patent literature typically lags actual discoveries by several months or more. As a result, we cannot be certain that we were the first to conceive inventions covered by our patents and pending patent applications or that we were the first to file patent applications for such inventions. In addition, we cannot be certain that our patent applications will be granted, that any issued patents will adequately protect our intellectual property or that such patents will not be challenged, narrowed, invalidated or circumvented.

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

In addition, the laws of certain foreign countries do not protect proprietary rights to the same extent or in the same manner as the U.S., and therefore we may encounter problems in protecting and defending our intellectual property in certain foreign jurisdictions.

If we are sued for infringing intellectual property rights of third parties, it could be costly and time consuming to defend such a suit. An unfavorable outcome in that litigation could have a material adverse effect on our business.

Our commercial success depends upon our ability and the ability of our collaborators to develop, manufacture, market and sell our approved products and our product candidates and use our proprietary technologies without infringing the proprietary rights of third parties. Numerous U.S. and foreign issued patents and pending patent applications, which are owned by third parties, exist in the fields in which we and our collaborators are developing product candidates. As the pharmaceutical industry expands and more patents are issued, the risk increases that our collaborators' approved products or our product candidates may give rise to claims of infringement of the patent rights of others. There may be issued patents of third parties of which we are currently unaware that may be infringed by our collaborators' approved products or Oxtellar XR or Trokendi XR, which could prevent us from being able to maximize revenue generated by our products or our product candidates. Because patent applications can take many years to issue, there may be currently pending applications which may later result in issued patents that our collaborators' approved products or our product candidates may infringe.

We may be exposed to, or threatened with, future litigation by third parties alleging that our collaborators' approved products or our products or product candidates infringe their intellectual property rights. If one of our collaborators' approved products or our products or product candidates is found to infringe the intellectual property rights of a third party, we or our collaborators could be enjoined by a court and required to pay damages. We could be unable to commercialize the applicable approved products and product candidates unless we obtain a license to the patent. A license may not be available to us on acceptable terms, if at all. In addition, during litigation, the patent holder could obtain a preliminary injunction or other equitable relief which could prohibit us from making, using or selling our approved products prior to a trial. Such a trial may not occur for several years.

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

  •
  Court rulings prohibiting us from selling our products or product candidate unless the third party licenses its rights to us, which it is not required to do;

  •
  If a license is available from a third party, we may have to pay substantial royalties, fees or grant cross-licenses to our intellectual property rights; and

  •
  Redesigning our products or product candidates so they do not infringe, which may not be possible or may require substantial monetary expenditures and time.

We depend on collaborators to work with us to develop, manufacture and commercialize their and our products and product candidates.

We have a license agreement with United Therapeutics Corporation to use one of our proprietary technologies for an oral formulation of treprostinil diethanolamine, or treprostinil, for the treatment of pulmonary arterial hypertension, as well as for other indications. United Therapeutics Corporation launched Orenitram (treprostinil) in 2014, which triggered a milestone payment to us of $2.0 million. In the third quarter of 2014, we received a cash payment of $30.0 million as a result of HealthCare Royalty Partners III, L.P.'s (HC Royalty) purchase of certain of our rights under our license agreement with United Therapeutics Corporation related to the commercialization of Orenitram. We will retain full ownership of the royalty rights if a certain cumulative threshold payment to HC Royalty is reached. We are entitled to receive milestones and royalties for use of this formulation in other indications. If we materially breach any of our obligations under the license agreement, we could lose the right to receive any future royalty payments thereunder, which could be financially significant to us.

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

  •
  Change the focus of their development and commercialization efforts or may have insufficient resources to effectively develop our product candidates. Pharmaceutical and biotechnology companies historically have re-evaluated their development and commercialization priorities following mergers and consolidations, which have been common in recent years. The ability of some of our product candidates to reach their potential could be limited if our future collaborators decrease or fail to increase development or commercialization efforts related to those product candidates;

  •
  Decide not to devote the necessary resources due to internal constraints, such as limited personnel with the requisite scientific expertise or limited cash resources, or the belief that other internal drug development programs may have a higher likelihood of obtaining marketing approval or may potentially generate a greater return on investment;

  •
  Develop and commercialize, either alone or with others, drugs that are similar to or competitive with the product candidates that are the subject of their collaboration with us;

  •
  Not have sufficient resources necessary to carry the product candidate through clinical development, marketing approval and commercialization;

  •
  Fail to comply with applicable regulatory requirements;

  •
  Be unable to obtain the necessary marketing approvals; or

  •
  Breach or terminate their arrangement with us.

If collaboration partners fail to develop or fail to effectively commercialize our products for any of these reasons, we may not be able to replace the collaboration partner with another partner to develop and commercialize the product under the terms of the collaboration. Further, even if we are able to replace the collaboration partner, we may not be able to do so on commercially favorable terms. As a result, the development and commercialization of the affected product or product candidate could be delayed, curtailed or terminated because we may not have sufficient financial resources or capabilities to continue development and commercialization of the product candidate on our own.

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

Even if our product candidates receive regulatory approval in the U.S., we or our collaborators may never receive approval to commercialize our product candidates outside of the U.S.

To market any products outside of the U.S., we must establish and comply with numerous and varying regulatory requirements of other jurisdictions regarding safety and efficacy. Approval procedures vary among jurisdictions and can involve product testing and administrative review periods different from, and greater than those in the U.S. The time required to obtain approval in other jurisdictions might differ from that required to obtain FDA approval. The regulatory approval process in other jurisdictions may include all of the risks detailed above regarding FDA approval in the U.S. as well as other risks. For example, legislation analogous to Section 505(b)(2) of the FDCA in the U.S., which relates to the ability of an NDA applicant to use published data not developed by such applicant, may not exist in other countries. In territories where data is not freely available, we may not have the ability to commercialize our products without negotiating rights from third parties to refer to their clinical data in our regulatory applications, which could require the expenditure of significant additional funds and time.

In addition, regulatory approval in one jurisdiction does not ensure regulatory approval in another, but a failure or delay in obtaining regulatory approval in one jurisdiction may have a negative effect on the regulatory processes in others. Failure to obtain regulatory approvals in other jurisdictions or any delay or setback in obtaining such approvals could have the same adverse effects detailed above regarding FDA approval. As described above, such effects include the risks that any of our product candidates may not be approved for all indications requested, which could limit the uses of our product candidates and have an adverse effect on their commercial potential or require costly post-marketing studies.

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

The use of our product candidate in clinical trials and the sale of any of our products expose us to the risk of product liability claims. Product liability claims might be brought against us by consumers, healthcare providers or others selling or otherwise coming into contact with our products and product candidates. If we cannot successfully defend ourselves against product liability claims, we could incur substantial liabilities. In addition, product liability claims may result in:

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

  •
  Loss of revenues; and

  •
  Our inability to commercialize products for which we obtain marketing approval.

Our product liability insurance coverage for our clinical trials is limited to $15 million per claim and $15 million in the aggregate, and covers bodily injury and property damage arising from our clinical trials, subject to industry-standard terms, conditions and exclusions. Our insurance coverage may not be sufficient to reimburse us for all expenses or losses we may suffer. Moreover, insurance coverage is becoming increasingly expensive, and, in the future, we may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses. On occasion, large judgments have been awarded in class action lawsuits based on drugs that had unanticipated side effects. A successful product liability claim or series of claims brought against us could cause our stock price to decline. If judgments exceed our insurance coverage, our cash balance could decrease and adversely affect our business.

Healthcare reform measures could hinder or prevent the commercial success of our products or product candidates.

The U.S. government (federal and certain states) and other non-U.S. governments have shown significant and increased interest in pursuing healthcare reform. Government-adopted reform measures could adversely impact the pricing of healthcare products and services in the U.S. or internationally and adversely impact the amount of reimbursement available from governmental agencies or commercial third-party payors. The continuing efforts of the U.S. and foreign governments, insurance companies, managed care organizations and other payors of healthcare services to contain or reduce health care costs may adversely affect our ability to set prices for any approved product or to increase price once launched. These initiatives could adversely impact our ability to generate revenues and achieve and maintain profitability.

In both the U. S. (federal and certain states) and some foreign jurisdictions, there have been a number of legislative and regulatory proposals and initiatives to change the health care system in ways that could adversely affect our ability to sell any approved product profitably. Some of these proposed and implemented reforms could result in reduced reimbursement rates for our products, which would adversely affect our business strategy, operations and financial results. For example, in March 2010, President Obama signed into law a comprehensive change to the U.S. healthcare system, known as the Patient Protection and Affordable Care Act of 2010, as amended by the HealthCare and Education Reconciliation Act of 2010. These laws and their regulations, which we refer to collectively as the HealthCare Reform Law, may have far reaching consequences for biopharmaceutical companies like us. As a result of the HealthCare Reform Law, substantial changes could be made to the current system for paying for healthcare in the U.S., including changes made in order to extend benefits to those who currently lack insurance coverage or to change coverage parameters. Extending coverage to a large population could substantially change the structure of the health insurance system and the methodology for reimbursing medical services and drugs. These structural changes could entail modifications to the existing system of private payors and government programs, such as Medicare and Medicaid, create of a new government-sponsored healthcare insurance source, or some combination of both, as well as other changes. Restructuring the healthcare delivery system in the U.S., could impact the reimbursement for prescribed drugs, including our products and product candidates. If reimbursement for our approved products is substantially less than we expect in the future, or rebate obligations associated with them are substantially increased, our business could be materially and adversely impacted.

In 2007, the Food and Drug Administration Amendments Act of 2007 was enacted, giving the FDA enhanced post-marketing authority, including the authority to require post-marketing studies and clinical trials, labeling changes based on new safety information, and compliance with risk evaluations and mitigation strategies approved by the FDA. In 2012, the Food and Drug Administration Safety and Innovation Act was enacted, expanding drug supply chain requirements and strengthening FDA's response to drug shortages, as well as other changes. The FDA's exercise of this authority could result in delays or increased costs during product development, clinical trials and regulatory review, increased costs to assure compliance with post-approval regulatory requirements, and potential restrictions on the sale and/or distribution of any approved product. The Drug Quality and Security Act (DQSA) became law in 2013. The DQSA creates the requirement for companies to trace, verify and identify all products across all changes of ownership from manufacturer to dispenser.

Future federal and state proposals and health care reforms in other countries could limit the prices that can be charged for our product and product candidates that we develop and may further limit our commercial opportunities. Our results of operations could be materially and adversely affected by the HealthCare Reform Law by reducing the amounts that private insurers will pay and by other health care reforms that may be enacted or adopted in the future.

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

The HealthCare Reform Law includes various provisions designed to strengthen fraud and abuse enforcement, such as increased funding for enforcement efforts and lowering the intent requirement of the federal anti-kickback statute and criminal health care fraud statute such that a person or entity no longer needs to have actual knowledge or specific intent to violates the statute.

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

As a supplier of pharmaceuticals, certain U.S. federal and state health care laws and regulations pertaining to patients' rights to privacy fraud and abuse are and will be applicable to our business. We could be subject to healthcare fraud and abuse and patient privacy regulation by both the federal government and the states in which we conduct our business. The regulations include the:

  •
  Federal healthcare program anti-kickback law, which prohibits, among other things, persons from soliciting, receiving or providing remuneration, directly or indirectly, to induce either the referral of an individual for an item or service or the purchasing or ordering of a good or service, for which payment may be made under federal healthcare programs such as the Medicare and Medicaid programs;

  •
  Federal False claims laws which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid, or other third-party payors that are false or fraudulent, and which may apply to entities like us which provide coding and billing advice to customers;

  •
  Federal Health Insurance Portability and Accountability Act of 1996, which prohibits executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters. This Act imposes certain requirements relating to the privacy, security and transmission of individually identifiable health information;

  •
  Federal transparency requirements under the HealthCare Reform Law requires manufacturers of drugs, devices, biologics, and medical supplies to report to the Department of Health and Human Services information related to physician payments and other transfers of value and physician ownership and investment interests;

  •
  FDCA, which among other things, strictly regulates drug product marketing, prohibits manufacturers from marketing drug products for off-label use and regulates the distribution of drug samples; and

  •
  State law equivalents of each of the above federal laws, such as anti-kickback, Sunshine Act, and false claims laws which may apply to items or services reimbursed by any third-party payor, including commercial insurers, and state laws governing the privacy and security of health information in certain circumstances, any of which differ from each other in significant ways and often are not preempted by federal laws, thus complicating compliance efforts.

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

As we continue to increase the size of our organization, we may experience difficulties in managing growth.

Our personnel, systems and facilities currently in place may not be adequate to support future growth. Our future financial performance and our ability to compete effectively will depend, in part, on our ability to effectively manage our recent and any future growth. In 2016, we increased from 344 employees to 363 employees and increased revenues to $215.0 million from $147.5 million in 2015. Our need to effectively execute our growth strategy requires that we:

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

This growth could place a strain on our administrative and operational infrastructure and may require our management to divert a disproportionate amount of its attention away from our day-to-day activities. We may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel, which may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity. We may not be able to make improvements to our management information and control systems in an efficient or timely manner and may discover deficiencies in existing systems and controls. In addition, our growth will cause us to comply with an increasing number of regulations and statutory requirements. If our management is unable to effectively manage our expected growth, our expenses may increase more than expected, our ability to generate or increase our revenues could be impaired, and we may not be able to implement our business strategy.

We may enter into significant, complex and unusual transactions, which may require us to engage outside consultants and financial professionals in order to comply with complex accounting and reporting requirements.

From time to time, the Company may be presented with, and may choose to enter into, significant, complex and unusual business or financial transactions, either to raise capital or in the context of entering into a business arrangement with a third party. These transactions may entail complex accounting or financial reporting requirements with which we may not be familiar. Accordingly, we may need to hire additional personnel or retain the services of outside accounting, financial reporting, and legal experts to guide both the transaction and to assist management in becoming compliant with the attendant financial reporting requirements. Moreover, acquiring such additional resources could increase our legal and financial compliance costs, divert management attention from other matters, and/or make some activities more time consuming.

Given the complexity of such transactions, there is inherent risk regarding compliance with financial reporting requirements. Because the relevant regulations and standards are subject to varying interpretation, in many cases due to their lack of specificity, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and financial reporting requirements. If our efforts to comply with new laws, regulations and accounting standards differ from the intentions of regulatory or governing bodies due to ambiguities related to their application and practice, regulatory authorities may initiate legal proceedings against us, and our business may be adversely affected.

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

In the ordinary course of our business, we collect and store sensitive data in our data centers and on our networks, including: intellectual property; our proprietary business information; proprietary information of our customers, suppliers and business partners; and personally identifiable information of our employees and patients in our clinical trials. The secure processing, maintenance and transmission of this information is critical to our operations and business strategy. Despite our security measures, our information technology and infrastructure may be vulnerable to attacks by hackers or breached due to employee error, malfeasance or other disruptions. Any such breach could compromise our networks and the information stored there could be accessed, publicly disclosed, lost or stolen. Any such access, disclosure or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, and regulatory penalties that could disrupt our operations and damage our reputation, which could adversely affect our business, revenues and competitive position.

Provisions in our agreement with Shire impose restrictive covenants on us, which could limit our ability to operate effectively in the future.

In 2005, we purchased substantially all of the assets of Shire Laboratories Inc. Under the purchase agreement, we agreed to refrain perpetually from engaging in any research, formulation development, analytical testing, manufacture, technology assessment or oral bioavailability screening that relate to five specific drug compounds (amphetamine, carbamazepine, guanfacine, lanthanum and mesalamine) and any derivative thereof. Although these various restrictions and covenants on us do not currently impact our products, product candidates or business, they could in the future limit or delay our ability to take advantage of business opportunities that may relate to such compounds.

Risks Related to Our Finances and Capital Requirements

Although we have been profitable from operations since the fourth quarter of 2014, there is no assurance that we will continue to generate net income in the future.

In recent years, we have focused primarily on developing our current products and product candidates, with the goal of commercializing these products and supporting regulatory approval for our product candidates. We have financed our operations through various transactions including the following:

  •
  The completion of our $52.3 million initial public offering in May 2012;

  •
  The completion of our follow-on $49.9 million equity offering in November 2012;

  •
  The completion of our $90.0 million private placement offering of 7.50% Convertible Senior Secured Notes Due 2019 (the Notes) in May 2013; and

  •
  The monetization of certain future royalty streams in 2014, under our existing license for Orenitram.

We have incurred significant operating losses since inception. As of December 31, 2016, we had an accumulated deficit of approximately $84.3 million. Substantially all of our operating losses resulted from costs incurred in connection with our development programs, expenses associated with launching our products, and from selling, general and administrative costs associated with our operations. We expect our research and development costs to continue to be substantial and to increase with respect to our product candidates as we advance those product candidates through preclinical studies, clinical trials, manufacturing scale-up and other pre-approval activities. We expect our selling, general and administrative costs to continue to increase as we continue to support the ongoing commercialization of our products.

Our prior losses have had an adverse effect on our stockholders' equity and cash position. While we anticipate maintaining profitability in 2017 and beyond, we cannot be certain that we will do so. Any potential future losses, if and when they occur, could have an adverse impact on our stockholders' equity and working capital. Furthermore, since the completion of our initial public offering in May 2012, we have incurred additional costs associated with operating as a public company.

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

Additional financing may not be available when we need it or may not be available on terms that are favorable to us, or at all. We may seek additional capital due to favorable market conditions or strategic considerations, even if we believe we have sufficient funds for our current or future operating plans. If adequate funds are not available to us on a timely basis, or at all, we may be required to delay, reduce the scope of or eliminate one or more of our development programs, our commercialization efforts or strategic initiatives.

We may not be able to maintain or increase profitability.

Our ability to remain profitable depends upon our ability to generate increasing levels of revenues from sales of our products, Oxtellar XR and Trokendi XR, while simultaneously funding the requisite research expenditures to gain FDA approval for our product candidates. Since 2013, the first year in which we generated revenue from our first commercial products, we have demonstrated the ability to become and remain profitable. Future revenues will depend highly on our ability to grow demand for our products and defend against potential generic competition, and successfully developing and commercializing our product candidates.

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

Our net income and other operating results will be affected by numerous factors, including:

  •
  the level of market acceptance for any approved product candidate, underlying demand for that product and wholesalers' buying patterns;

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

  •
  our dependency on third-party manufacturers to supply or manufacture our products and product candidates;

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

We face increased legal, accounting, administrative and other costs and expenses as a public company. Compliance with the Sarbanes-Oxley Act of 2002, the Dodd-Frank Act of 2010, as well as rules of the Securities and Exchange Commission and NASDAQ, for example, has resulted in significant initial cost to us as well as ongoing increases in our legal, audit and financial reporting costs. As of the beginning of 2017, we transitioned from "accelerated filer" to "large accelerated filer" status, which led to further increases in our legal, audit, NASDAQ listing fees and financial compliance costs. The Securities Exchange Act of 1934, as amended (the Exchange Act) requires, among other things, that we file annual, quarterly and current reports with respect to our business and financial condition. Our board of directors, management and outside advisors need to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations make it more difficult and more expensive for us to obtain director and officer liability insurance, and require us to incur substantial costs to maintain the same or similar coverage.

As a public company, we are subject to Section 404 of the Sarbanes-Oxley Act relating to internal controls over financial reporting. We expect to incur significant expense and devote substantial management effort toward ensuring compliance with Section 404. We currently do not have an internal audit group, and we may need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge. Implementing any necessary changes to our internal controls may require specific compliance training for our directors, officers and employees, entail substantial costs to modify or replace our existing accounting systems, and take a significant period of time to complete. Such changes may not, however, be effective in maintaining the adequacy of our internal controls. Any failure to maintain that adequacy, or consequent inability to produce accurate consolidated financial statements or other reports on a timely basis, could increase our operating costs and could materially impair our ability to operate our business. We cannot assure that our internal controls over financial reporting will prove to be effective.

We have identified material weakness in our internal control over financial reporting and may identify material weaknesses in the future or otherwise fail to maintain an effective system of internal controls, which might cause stockholders to lose confidence in our financial and other public reporting, which would harm our business and the trading price of our common stock.

Effective internal control over financial reporting and adequate disclosure controls and procedures are necessary for us to provide reliable financial reports and are designed to prevent fraud. Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could cause us to fail to meet our reporting obligations. In addition, any testing by us conducted in connection with Section 404(a) of the Sarbanes-Oxley Act, or the subsequent testing by our independent registered public accounting firm in connection with Section 404(b) of the Sarbanes-Oxley Act, may reveal deficiencies in our internal control over financial reporting that are deemed to be material weaknesses. These may require prospective or retroactive changes to our consolidated financial statements or identify other areas for further attention or improvement.

Our management has identified a material weakness in our internal control over financial reporting as of December 31, 2016 as described in Item 9A. Controls and Procedures below. As a result, our management, under the supervision and with the participation of our CEO and our CFO, has concluded that our disclosure controls and procedures were not effective as of December 31, 2016. Although our management and the audit committee of our board of directors has formulated and is implementing a plan to remediate this material weakness, we expect implementation to continue to be time consuming, and the remedial actions we take may prove to be ineffective or inadequate. Any deficiencies or material weakness in our internal controls could cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock.

We are required to disclose changes made in our internal control procedures on a quarterly basis. Our management is required to assess the effectiveness of these controls annually. Theannual independent assessment of the effectiveness of our internal controls is very expensive and could continue to detect problems that our management's assessment might not. Undetected material weaknesses in our internal controls could lead to financial statement restatements and require us to incur the expense of remediation.

Our ability to use our net operating loss carryforwards and other tax attributes may be limited.

Our ability to utilize our U.S. Federal and state net operating losses or U.S. Federal tax credits is currently limited, and may be limited further, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended. The limitations apply if an ownership change, as defined by Section 382, occurs. Generally, an ownership change occurs when certain shareholders change their aggregate ownership by more than 50 percentage points over their lowest ownership percentage in a testing period, which is typically three years or since the last ownership change. We are already subject to Section 382 limitations due to cumulative ownership changes that, as of November 15, 2013, totaled more than 50%. As of December 31, 2016, we had U.S. federal net operating loss carryforwards of $87.3 million and research and development tax credit carryforwards of $7.1 million available. Future changes in stock ownership may also trigger an additional ownership change and, consequently, another Section 382 limitation. Any limitation may result in expiration of a portion of the net operating loss or tax credit carryforwards before utilization which would reduce our gross deferred income tax assets. As a result, if we earn net taxable income, our ability to use our pre-change net operating loss carryforwards and tax credit carryforwards to reduce U.S. Federal and state income tax may be subject to limitations, which could potentially result in increased future cash tax liability to us.

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

We may conduct future offerings of our common stock, preferred stock or other securities convertible into our common stock to fund acquisitions, finance operations or for other purposes. In addition, as of December 31, 2016, we had outstanding 49,971,267 shares of common stock, of which approximately 1,799,356 shares are restricted securities that may be sold in accordance with the resale restrictions under Rule 144 of the Securities Act or pursuant to a resale registration statement. Also, as of December 31, 2016, we had outstanding options to purchase 3,644,088 shares of common stock that, if exercised, would result in these additional shares becoming available for sale. Approximately 7.2% of these shares and options are held by senior management of the Company. We have also registered all common stock subject to options outstanding or reserved for issuance under our 2005 Stock Plan, 2012 Equity Incentive Plan and 2012 Employee Stock Purchase Plan. An aggregate of 4,387,491 and 297,340 shares of our common stock are reserved for future issuance under the 2012 Equity Incentive Plan and the 2012 Employee Stock Purchase Plan, respectively. In addition, as of December 31, 2016, 863,403 shares of our common stock are presently reserved for future issuance upon conversion of the Notes. These shares will be eligible for resale in the public market upon issuance.

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

As of December 31, 2016, we had options to purchase 3,644,088 shares of common stock outstanding, with exercise prices ranging from $0.40 to $22.80 per share and a weighted average exercise price of $10.25 per share. Upon the vesting of each of these options, the holder may exercise his or her options, which would result in dilution to investors.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.    PROPERTIES.

Our principal executive offices are located at 1550 East Gude Drive, Rockville, Maryland 20850, where we occupy approximately 44,500 square feet of laboratory and office space. Our lease term expires in April 30, 2020, with an option for a five-year extension. We also lease approximately 20,530 square feet of office space in an adjacent building to our existing office space located at 1500 East Gude Drive, Rockville, MD 20850 with a co-terminus lease term date of April 30, 2020. We believe that these facilities are sufficient for our present and contemplated operations.

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

A seven-day bench trial for the consolidated action involving United States Patent Nos. 7,722,898, 7,910,131, and 8,617,600 was held between November 18 and December 4, 2015. On February 5, 2016, the Court issued an opinion and order finding that: (i) Actavis's ANDA products infringe United States Patent Nos. 7,722,898 and 7,910,131; (ii) Actavis's ANDA products do not infringe U.S. Patent No. 8,617,600; and (iii) United States Patent Nos. 7,722,898, 7,910,131, and 8,617,600 are not invalid. The Court entered a final judgment on February 18, 2016: (i) enjoining the FDA from approving Actavis's ANDA before the expiration date of United States Patent Nos. 7,722,898 and 7,910,131; and (ii) enjoining Actavis from commercially manufacturing, using, offering to sell, or selling within the United States, or importing into the United States, Actavis's ANDA products until the expiration of United States Patent Nos. 7,722,898 and 7,910,131. On February 19, 2016, Actavis filed a Notice of Appeal to the United States Court of Appeals for the Federal Circuit. The parties executed a Partial Settlement Agreement in May 2016 that provided for the dismissal of all appeals, cross-appeals, claims, and counterclaims concerning U.S. Patent Nos. 8,617,600, 8,821,930, and 9,119,791. The appeal with respect to United States Patent Nos. 7,722,898 and 7,910,131 (docketed on February 24, 2016) was argued on December 8, 2016. On December 12, 2016, the United States Court of Appeals for the Federal Circuit affirmed the District Court's February 18, 2016 Final Judgment.

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

The parties executed a Partial Settlement Agreement in May 2016 that provided for the dismissal of both parties' claims and counterclaims concerning U.S. Patent No. 8,821,930.

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

The parties have completed fact and expert discovery, and are preparing final joint pretrial submissions. Trial is scheduled to begin on April 3, 2017.

We received a second Paragraph IV Notice Letter against United States Patent Nos. 7,722,898, 7,910,131, 8,617,600, 8,821,930, 9,119,791, 9,351,975, and 9,370,525 from generic drug maker TWi Pharmaceuticals, Inc. on February 16, 2017. We are currently evaluating this Notice Letter and determining how to proceed.

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

The parties executed a Partial Settlement Agreement in May 2016 that provided for the dismissal of both parties' claims and counterclaims concerning U.S. Patent No. 9,119,791.

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

The Company announced on March 7, 2017 that it has entered into a binding term sheet with Actavis regarding the settlement of this case. The binding term sheet permits Actavis to begin selling a generic version of Trokendi XR on January 1, 2023, or earlier under certain circumstances. On March 13, 2017, the Company entered into a settlement agreement with Actavis. The agreements will be submitted to the applicable governmental agencies.

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

The Company announced on March 6, 2017 that it has entered into a settlement agreement with Zydus regarding this case. The settlement permits Zydus to begin selling a generic version of Trokendi XR on January 1, 2023, or earlier under certain circumstances. A stipulation and order of dismissal without prejudice was entered by the U.S. District Court for the District of New Jersey. The agreement will be submitted to the applicable governmental agencies.

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

	High	Low
2016
First Quarter	$15.99	$9.51
Second Quarter	$20.38	$14.14
Third Quarter	$26.84	$20.19
Fourth Quarter	$27.10	$17.25
2015
First Quarter	$12.38	$7.97
Second Quarter	$18.55	$11.11
Third Quarter	$23.30	$13.32
Fourth Quarter	$20.39	$12.54

On December 31, 2016, the closing price of our common stock on The NASDAQ Global Market was $25.25 per share. As of December 31, 2016, we had 15 holders of record of our common stock. The actual number of common stockholders is greater than the number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

During the three months ended December 31, 2016, the Company granted options to employees to purchase an aggregate of 22,250 shares of common stock at an exercise price of $22.80 per share. The options are exercisable for a period of ten years from the grant date. These issuances were exempt from registration in reliance on Section 4(a)(2) of the Securities Act as transactions not involving any public offering.

The following graph sets forth the Company's total cumulative stockholder return as compared to the NASDAQ Stock Market Composite Index and the NASDAQ Biotechnology Index, for the period beginning May 1, 2012 and ending December 31, 2016. Total stockholder return assumes $100 invested at the beginning of the period in the common stock of the Company, the stocks represented in the NASDAQ Composite Index and the NASDAQ Pharmaceutical, respectively. Total return assumes reinvestment of dividends; the Company has paid no dividends on its common stock. Historical price performance should not be relied upon as indicative of future stock performance.

 COMPARISON OF 44 MONTH CUMULATIVE TOTAL RETURN*
Among Supernus Pharmaceuticals, Inc., the NASDAQ Composite Index
and the NASDAQ Pharmaceutical Index

*
$100 invested on 5/1/12 in stock or 4/30/12 in each index, including reinvestment of dividends. Fiscal year ending December 31.

Performance Graph Data

	Supernus Pharmaceuticals, Inc.	NASDAQ Composite Index	NASDAQ Pharmaceuticals Index
May 1, 2012	$100.00	$100.00	$100.00
December 31, 2012	133.52	99.81	115.72
December 31, 2013	140.41	141.87	195.46
December 31, 2014	154.56	161.78	252.03
December 31, 2015	250.28	171.75	261.96
December 31, 2016	470.20	185.66	207.12

The performance graph and related information shall not be deemed "soliciting material" or be "filed" with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act or the Exchange Act, except to the extent that the Company specifically incorporates it by reference into such filing.

ITEM 6.    SELECTED FINANCIAL DATA.

The following selected financial data should be read together with the information under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our financial statements and the notes to those consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The selected statements of operations data for the years ended December 31, 2016, 2015 and 2014 and balance sheet data as of December 31, 2016 and 2015 set forth below have been derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The selected statement of operations data for the years ended December 31, 2013 and 2012 and the balance sheet data as of December 31, 2014, 2013 and 2012 set forth below has been derived from the audited consolidated financial statements for such year not included in this Annual Report on Form 10-K. The historical periods presented here are not necessarily indicative of future results.

Supernus Pharmaceuticals, Inc.
Consolidated Statements of Operations Data
(in thousands, except share and per share data)

	Year Ended December 31,
	2016	2015	2014	2013	2012
Revenue
Net product sales	$210,078	$143,526	$89,571	$11,552	$—
Royalty revenue	4,686	3,038	633	—	—
Licensing revenue	239	901	2,474	467	1,480

Total revenue	215,003	147,465	92,678	12,019	1,480

Costs and expenses
Cost of product sales	11,986	8,423	5,758	1,104	—
Research and development	42,791	29,135	19,586	17,245	23,517
Selling, general and administrative	106,010	89,063	72,612	55,590	20,132

Total costs and expenses	160,787	126,621	97,956	73,939	43,649

Operating income (loss)	54,216	20,844	(5,278)	(61,920)	(42,169)

Other income (expense)
Interest income	1,482	643	348	299	120
Interest expense	(543)	(1,229)	(4,963)	(7,849)	(3,575)
Interest expense-nonrecourse liability related to sale of future royalties	(4,548)	(3,541)	(658)	—	—
Changes in fair value of derivative liabilities	448	193	2,809	(13,354)	(710)
Loss on extinguishment of debt	(671)	(2,338)	(2,592)	(9,550)	—
Other (loss) income	(15)	38	39	101	50

Total other expense	(3,847)	(6,234)	(5,017)	(30,353)	(4,115)

Earnings (loss) before income tax	50,369	14,610	(10,295)	(92,273)	(46,284)
Income tax (benefit) expense	(40,852)	666	630	—	—

Net income (loss)	91,221	13,944	(10,925)	(92,273)	(46,284)
Cumulative dividends on Series A convertible preferred stock	—	—	—	—	(1,143)

Net income (loss) attributable to common stockholders	$91,221	$13,944	$(10,925)	$(92,273)	$(47,427)

Income (loss) per common share:
Basic	$1.84	$0.29	$(0.26)	$(2.90)	$(2.72)
Diluted	$1.76	$0.28	$(0.26)	$(2.90)	$(2.72)
Weighted-average number of common shares outstanding:
Basic	49,472,434	47,485,258	42,260,896	31,848,299	17,440,910
Diluted	51,708,983	51,160,380	42,260,896	31,848,299	17,440,910

	Year Ended December 31,
	2016	2015	2014	2013	2012
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents and marketable securities	$90,121	$62,190	$74,336	$82,191	$88,508
Long term marketable securities	75,410	55,009	19,816	8,756	—
Working capital	70,662	49,012	80,603	70,761	68,479
Total assets	309,568	188,626	136,784	110,995	93,989
Convertible notes, net of discount	4,165	7,085	26,223	34,393	—
Nonrecourse liability related to sale of future royalties	30,390	30,528	30,025	—	—
Secured notes payable, including current portion	—	—	—	—	22,897
Accumulated deficit	(84,288)	(175,509)	(189,453)	(178,528)	(86,255)
Total stockholders' equity	191,755	88,007	40,699	33,464	57,570

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

Oxtellar XR and Trokendi XR were the first once-daily extended release oxcarbazepine and topiramate products, indicated for patients with epilepsy launched in the U.S. market. Net product sales from these products reached $210.1 million in 2016 representing significant growth compared to the $143.5 million in net product sales in 2015.

We are continuing to expand our intellectual property portfolio to provide additional protection for our technologies, products, and product candidates. We currently have seven issued U.S. patents covering Oxtellar XR and eight issued U.S. patents covering Trokendi XR, with the patents expiring no earlier than 2027 for each product.

Data from Intercontinental Marketing Services (IMS) shows 136,145 prescriptions were filled for both drugs during the three months ended December 31, 2016, representing a 22.0% increase over the 111,627 product prescriptions for the fourth quarter of 2015. Product prescriptions for Trokendi XR and Oxtellar XR totaled 506,542 for the year ended 2016, a 33.9% increase over the 378,173 product prescriptions for the year ended 2015. We expect the number of prescriptions filled for Oxtellar XR and Trokendi XR to continue to increase in the future.

Net product sales for the year ended December 31, 2016 totaled $210.1 million, an increase of 46.4% over 2015. Net product sales for the fourth quarter of 2016 were $61.1 million, compared to net product sales of $42.6 million for the same quarter last year, an increase of 43.4%.

Operating income for the year ended December 31, 2016 totaled $54.2 million compared to an operating income of $20.8 million in 2015, an increase of $33.4 million or 160.6%.

We received several Paragraph IV Notice Letters concerning Oxtellar XR and Trokendi XR from various third-parties, asserting that our patents are invalid, or that our patents are not infringed by their formulations, or both. In response to these Paragraph IV notice letters, we initiated litigation against these third parties alleging infringement of our intellectual property rights. In October 2015, we reached a settlement agreement with one of these generic drug makers, Par Pharmaceutical Companies, Inc., concerning our Trokendi XR patents. In 2016, the U.S. District Court and Federal Court of Appeals ruled in our favor against Actavis concerning Oxtellar XR patents. In March 2017, we signed settlement agreements with two other generic drug makers, Actavis and Zydus, concerning our Trokendi XR patents. We intend to vigorously defend our intellectual property rights against TWi concerning our Oxtellar XR patents. We anticipate continuing to incur substantial amounts of legal fees and related expenses for these cases as they progress. (See Part I, Item 3—Legal Proceedings for additional information.)

We are developing multiple product candidates in psychiatry to address large unmet medical needs and market opportunities. We are developing SPN-810 (molindone hydrochloride) to treat impulsive aggression (IA) in patients who have attention deficit hyperactivity disorder (ADHD). There are currently no approved products indicated for the treatment of IA. We are also developing a novel non-stimulant product candidate SPN-812 (viloxazine hydrochloride) to treat patients who have ADHD.

We initiated two Phase III clinical trials for SPN-810 during the third quarter of 2015 and a Phase IIb clinical trial for SPN-812 in the fourth quarter of 2015. We expect to continue recruiting in the two Phase III clinical trials for SPN-810 during 2017. Results for the Phase IIb clinical trial for SPN-812 were announced in 2016. Subsequent to holding an end of Phase II meeting with the FDA, we plan to initiate Phase III clinical trials for SPN-812 during the second half of 2017.

We expect to incur significant research and development expenses related to the continued development of each of our product candidates, with a total cost of approximately $85 million to $90 million for each of the two programs, from 2017 through FDA approval.

On January 19, 2017, Shire announced that the FDA acknowledged receipt of the Class 2 resubmission of a New Drug Application (NDA) for SHP465, for the treatment of ADHD. The FDA is expected to provide a decision on or around June 20, 2017. If approved by the FDA, SHP465 is expected to be launched by Shire in the second half of 2017. SHP465 was originally developed by Shire Laboratories, the former division of Shire which subsequently became Supernus Pharmaceuticals. Based on the agreement between Supernus and Shire, Shire will pay to Supernus a single digit percentage royalty on net sales of the product.

Critical Accounting Policies and the Use of Estimates

The significant accounting policies and bases of presentation for our consolidated financial statements are described in Note 2 "Summary of Significant Accounting Policies." The preparation of our consolidated financial statements in accordance with U.S. generally accepted accounting principles (GAAP) requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and to disclose contingent assets and liabilities. Actual results could differ from those estimates.

We believe the following accounting policies and estimates to be critical:

Revenue from Product Sales

Revenue from product sales is recognized when: persuasive evidence of an arrangement exists; delivery has occurred and title to the product and associated risk of loss has passed to the customer; the price is fixed or determinable; collection from the customer has been reasonably assured; all performance obligations have been met; and returns and allowances can be reasonably estimated. Product sales are recorded net of estimated rebates, chargebacks, discounts, allowances, copay assistance and other deductions as well as estimated product returns (collectively, "sales deductions").

We base our estimated sales deductions on an analysis of historical levels of deductions specific to each product. In addition, we also consider the impact of actual or anticipated changes in product price, sales trends and changes in managed care coverage and copay assistance programs. For a complete description of Trokendi XR and Oxtellar XR gross revenues and gross to net adjustments, see Part II, Item 8, Financial Statements and Supplemental Data, Note 2, Revenue from Product Sales.

Deferred Legal Fees

Deferred legal fees are comprised of costs incurred in connection with the defense of patents for Oxtellar XR and Trokendi XR (see Part I, Item 3—Legal Proceedings).

Deferred legal fees have been incurred in connection with legal proceedings related to the defense of patents for Oxtellar XR and Trokendi XR (see Part II, Item 8—Financial Statements and Supplementary Data, Note 6). Amortization of the deferred legal fees will begin upon successful outcome of the on-going litigation. Deferred legal fees will be charged to expense in the event of an unsuccessful outcome of the on-going litigation.

Research and Development Expenses

Research and development expenditures are expensed as incurred. Research and development costs primarily consist of employee-related expenses, including salaries and benefits; share-based compensation expense; expenses incurred under agreements with clinical research organizations (CROs), fees paid to investigators who are participating in our clinical trials, consultants and other vendors that conduct the Company's clinical trials; the cost of acquiring and manufacturing clinical trial materials; the cost of manufacturing materials used in process validation, to the extent that those materials are manufactured prior to receiving regulatory approval for those products and are not expected to be sold commercially; facilities costs that do not have an alternative future use; related depreciation and other allocated expenses; license fees for and milestone payments related to in-licensed products and technologies; and costs associated with animal testing activities and regulatory approvals.

Accrued Clinical Expenses

Clinical trials are inherently complex, often involve multiple service providers, and can include payments made to investigator physicians at study sites. Because billing for services often lags delivery of service by a substantial amount of time, we often are required to estimate a significant portion of our accrued clinical expenses. This process involves reviewing open contracts and communicating with our subject matter expert personnel and the appropriate service provider personnel to identify services that have been performed on our behalf. We accrue for the estimated but unbilled services performed and the associated costs incurred.

Payments to service providers can either be based on hourly rates for services provided or based on performance driven milestones. When accruing clinical expenses, we estimate the time period over which services will be performed during the life of the entire clinical program, the total cost of the program, and the level of effort to be expended in each intervening period. To the maximum extent possible, we work with each service provider to provide an estimate for incurred but unbilled services as of the end of the calendar quarter. This includes estimates for payments to site investigators.

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

Results of Operations

Comparison of the year ended December 31, 2016 and December 31, 2015

	Year Ended December 31,
			Increase/ (decrease)
	2016	2015
	(in thousands)
Revenues:
Net product sales	$210,078	$143,526	66,552
Royalty revenue	4,686	3,038	1,648
Licensing revenue	239	901	(662)

Total revenues	215,003	147,465

Costs and expenses
Cost of product sales	11,986	8,423	3,563
Research and development	42,791	29,135	13,656
Selling, general and administrative	106,010	89,063	16,947

Total costs and expenses	160,787	126,621

Operating income	54,216	20,844

Other income (expense)
Interest income and other income, net	1,467	681	786
Interest expense	(543)	(1,229)	686
Interest expense-nonrecourse liability related to sale of future royalties	(4,548)	(3,541)	(1,007)
Changes in fair value of derivative liabilities	448	193	255
Loss on extinguishment of debt	(671)	(2,338)	1,667

Total other expenses	(3,847)	(6,234)

Earnings before income taxes	50,369	14,610
Income tax (benefit) expense	(40,852)	666	(41,518)

Net income	$91,221	$13,944

Net Product Sales.    Net product sales are based on gross revenue from shipments to distributors, less estimates for discounts, rebates, allowances, other sales deductions and returns. Our net product sales of $210.1 million for the year ended December 31, 2016 is comprised of $51.7 million of revenue from Oxtellar XR and $158.4 million of revenue from Trokendi XR. The increase in net product sales from 2016 to 2015 is primarily driven by increased prescriptions.

Our net product sales of $143.5 million for the year ended December 31, 2015 were comprised of $33.2 million of revenue from Oxtellar XR and $110.3 million of revenue from Trokendi XR.

Royalty Revenue.    Non-cash royalty revenue of $4.7 million and $3.0 million was generated during the years ended December 31, 2016 and December 31, 2015, respectively, pursuant to an agreement with HC Royalty.

Licensing Revenue.    Total licensing revenue for the year ended December 31, 2016 was $0.2 million and $0.9 million in 2015. There was $0.8 million in revenue generated from achievement of milestones in the year ended December 31, 2015.

Cost of Product Sales.    Cost of product sales during the year ended December 31, 2016 was $12.0 million, an increase of $3.6 million, or 42.9%, as compared to $8.4 million for the year ended December 31, 2015. The year over year increase is attributable primarily to increased net product sales.

Research and Development Expense.    Research and development (R&D) expenses during the year ended December 31, 2016 were $42.8 million as compared to $29.1 million for the year ended December 31, 2015, an increase of $13.7 million or 46.9%. This increase is due to the conduct of late stage clinical trials for both of our product candidates, SPN-810 and SPN-812. During 2016, we continued to recruit patients for our two Phase III trials for SPN-810 as well as recruiting patients for our Phase IIb trial for SPN-812. The Phase IIb trial for SPN-812 was completed in 2016. We expect R&D costs to increase significantly in 2017 and beyond, as we continue to advance both of these programs.

Selling, General and Administrative Expenses.    Our selling, general and administrative (SG&A) expenses were $106.0 million during the year ended December 31, 2016 as compared to $89.1 million for the year ended December 31, 2015, an increase of $16.9 million or 19.0%. The increase in SG&A expenses is primarily due to support of our commercial products, and development of promotional materials and programs in preparation for the launch of the migraine indication for Trokendi XR in 2017.

Interest Income and Other Income, net.    During the years ended December 31, 2016 and 2015, we recognized $1.5 million and $0.7 million, respectively, of interest income earned on our cash, cash equivalents, and marketable securities.

Interest Expense.    Interest expense was $0.5 million during the year ended December 31, 2016 as compared to $1.2 million for the year ended December 31, 2015. The decrease of $0.7 million was primarily due to a decrease in the principal amount of our outstanding 7.5% Convertible Senior Secured Notes due in 2019 (the Notes) from $8.5 million at December 31, 2015 to $4.6 million at December 31, 2016. During the year ended December 31, 2016, a total of $3.9 million of Notes and related accrued interest converted into 0.8 million shares of common stock.

Interest Expense—Non-recourse Liability Related to Sale of Future Royalties.    Non-cash interest expense related to our royalty liability was $4.5 million during the year ended December 31, 2016 as compared to $3.5 million for the year ended December 31, 2015. The increase of $1.0 million for this non-cash expense item was primarily due to an increase in our projection of future royalties related to Orenitram.

Changes in Fair Value of Derivative Liability.    During the year ended December 31, 2016, we recognized a non-cash gain of $0.4 million related to a change in the estimated fair value of the interest make-whole derivative liability related to our Notes. This gain is attributable to the passage of time and because our stock price remains above the $5.30 conversion price. During the year ended December 31, 2015, we recognized a non-cash gain of $0.2 million related to a change in estimated fair value of the interest make-whole derivative liability related to our Notes. This gain was primarily due to the passage of time.

Loss on Extinguishment of Debt.    During the year ended December 31, 2016, we recognized a non-cash loss on extinguishment of debt of $0.7 million related to the conversion of $3.9 million of our Notes. During the year ended December 31, 2015, we recognized a non-cash loss on extinguishment of debt of $2.3 million related to the conversion of $27.5 million of our Notes.

Income Tax.    During the year ended December 31, 2016, we recorded $40.9 million of current tax benefit related primarily to releasing all of our valuation allowance on deferred tax assets. During the year ended December 31, 2015, we recorded $0.7 million of current tax expense related to an increase in our reserve for an uncertain tax position related to the Alternative Minimum Tax.

Net Income.    We realized net income of $91.2 million during the year ended December 31, 2016, compared to net income of $13.9 million during the year ended December 31, 2015, an increase of $77.3 million. This change was primarily due to the revenue generated from our two commercial products, Oxtellar XR and Trokendi XR, increase in R&D and SG&A spending, and the impact of the elimination of the valuation allowance on our deferred tax asset.

Comparison of the year ended December 31, 2015 and December 31, 2014

	Year Ended December 31,
			Increase/ (decrease)
	2015	2014
	(in thousands)
Revenues:
Net product sales	$143,526	$89,571	53,955
Royalty revenue	3,038	633	2,405
Licensing revenue	901	2,474	(1,573)

Total revenues	147,465	92,678

Costs and expenses
Cost of product sales	8,423	5,758	2,665
Research and development	29,135	19,586	9,549
Selling, general and administrative	89,063	72,612	16,451

Total costs and expenses	126,621	97,956

Operating income (loss)	20,844	(5,278)

Other income (expense)
Interest income and other income, net	681	387	294
Interest expense	(1,229)	(4,963)	3,734
Interest expense-nonrecourse liability related to sale of future royalties	(3,541)	(658)	(2,883)
Changes in fair value of derivative liabilities	193	2,809	(2,616)
Loss on extinguishment of debt	(2,338)	(2,592)	254

Total other expenses	(6,234)	(5,017)

Earnings (loss) before income taxes	14,610	(10,295)
Income tax expense	666	630	36

Net income (loss)	$13,944	$(10,925)

Net Product Sales.    Net product sales are based on gross revenue from shipments to distributors, less estimates for discounts, rebates, allowances, other sales deductions and returns. Our net product sales of $143.5 million for the year ended December 31, 2015 is comprised of $33.2 million of revenue from Oxtellar XR and $110.3 million of revenue from Trokendi XR. The increase in net product sales from 2014 to 2015 is primarily driven by increased prescriptions.

Our net product sales of $89.6 million for the year ended December 31, 2014 are comprised of $24.7 million of revenue from Oxtellar XR and $64.9 million of revenue from Trokendi XR.

Royalty Revenue.    Non-cash revenues of $3.0 million and $0.6 million were generated during the years ended December 31, 2015 and 2014, respectively, pursuant to an agreement with HC Royalty.

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

Cost of Product Sales.    Cost of product sales during the year ended December 31, 2015 was $8.4 million as compared to $5.8 million for the year ended December 31, 2014, an increase of $2.6 million or 44.8%. This increase was primarily due to sales increases.

Research and Development Expense.    R&D expenses during the year ended December 31, 2015 were $29.1 million as compared to $19.6 million for the year ended December 31, 2014, an increase of $9.5 million, or 48.5%. This increase was due to preclinical and clinical trials and manufacturing scale up activities for both of our product candidates, SPN-810 and SPN-812. During 2015, we initiated two Phase III trials for SPN-810 and a Phase IIb trial for SPN-812. We expect R&D costs to increase significantly in 2017 and beyond, as we continue to advance these trials and the related development activities for both of these programs.

Selling, General and Administrative Expenses.    Our SG&A expenses were $89.1 million during the year ended December 31, 2015 as compared to $72.6 million for the year ended December 31, 2014, an increase of $16.5 million, or 22.7%. The increase in SG&A expenses is primarily due to the continued expansion of our sales and marketing efforts for both Trokendi XR and Oxtellar XR, including promotional material and grants. In addition, we expended effort in 2015 to prepare for the launch of the migraine indication for Trokendi XR in 2016.

Interest Income and Other Income, net.    During the years ended December 31, 2015 and 2014, we recognized $0.7 million and $0.4 million, respectively, of interest income earned on our cash, cash equivalents, and marketable securities.

Interest Expense.    Interest expense was $1.2 million during the year ended December 31, 2015 as compared to $5.0 million for the year ended December 31, 2014. The decrease of $3.8 million was primarily due to a decrease in the principal amount of our outstanding 7.5% Convertible Senior Secured Notes due in 2019 (the Notes) from $36.1 million at December 31, 2014 to $8.5 million at December 31, 2015. During the year ended December 31, 2015, $27.5 million of the Notes and related accrued interest converted into 5.7 million shares of common stock.

Interest Expense—Non-recourse Liability Related to Sale of Future Royalties.    Non-cash interest expense related to our royalty liability was $3.5 million during the year ended December 31, 2015 as compared to $0.7 million for the year ended December 31, 2014. The increase of $2.8 million for this non-cash expense item was primarily due to an increase in the expected royalties forecast related to Orenitram and the annualization impact as the agreement was entered into in July 2014.

Changes in Fair Value of Derivative Liability.    During the year ended December 31, 2015, we recognized a non-cash gain of $0.2 million related to a change in estimated fair value of the interest make-whole derivative liability related to our Notes. This gain is attributable to the passage of time and because our stock price remains above the $5.30 conversion price. During the year ended December 31, 2014, we recognized a non-cash gain of $2.8 million related to a change in estimated fair value of the interest make-whole derivative liability related to our Notes. This gain is primarily due to the passage of time.

Loss on Extinguishment of Debt.    During the year ended December 31, 2015, we recognized a non-cash loss on extinguishment of debt of $2.3 million related to the conversion of $27.5 million of our Notes. During the year ended December 31, 2014, we recognized a non-cash loss on extinguishment of debt of $2.6 million related to the conversion of $13.4 million of our Notes.

Income Tax.    During the year ended December 31, 2015, we recorded $0.7 million of current tax expense related primarily to an increase in our reserve for an uncertain tax position for the Alternative Minimum Tax. During the year ended December 31, 2014, we recorded $0.6 million of current tax expense related primarily to the establishment of a reserve for an uncertain tax position for the Alternative Minimum Tax.

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

Liquidity and Capital Resources

We believe our increasing levels of net product sales will be sufficient to finance our operations in 2017 and subsequent years, including the increased R&D expenses for our clinical trials. We expect to incur significantly increased R&D expenses in 2017 and in subsequent years to support the development of SPN-810 and SPN-812, including the Phase III trials for SPN-810 and for SPN-812.

Our working capital at December 31, 2016 was $70.7 million, an increase of $21.7 million compared to our working capital of $49.0 million at December 31, 2015. In addition, our long term marketable securities at December 31, 2016 were $75.4 million, an increase of $20.4 million compared to our long term marketable securities of $55.0 million at December 31, 2015.

Our stockholders' equity increased by $103.7 million during the year ended December 31, 2016, primarily as a result of net income, the issuance of shares related to the conversion of our Notes and share-based compensation.

In July 2014, we entered into a Royalty Interest Acquisition Agreement (the Agreement) with HC Royalty. Pursuant to the Agreement, HC Royalty paid us $30.0 million in consideration for acquiring certain royalty and milestone rights related to the commercialization of Orenitram (treprostinil) Extended-Release Tablets by United Therapeutics Corporation. Full ownership of the royalty rights will revert back to us if and when a certain threshold is reached per the terms of the Agreement.

In addition to income from operations, we historically financed our business through the sale of our debt and equity securities. Our two most recent financings occurred on May 3, 2013, when we issued $90.0 million aggregate principal amount of Notes to qualified institutional buyers, the initial purchasers of the Notes (Initial Purchasers), and on July 2014 when we raised $30.0 million through a non-recourse liability related to the sale of future royalties.

As of December 31, 2016, holders of the Notes have converted a total of approximately $85.4 million of the Notes. Cumulatively, through December 31, 2016, we issued a total of approximately 16.1 million shares of common stock in conversion of the principal amount of the Notes and issued an additional 2.2 million shares of common stock and paid approximately $1.7 million cash in settlement of the interest make-whole provision related to the converted Notes.

Subsequent to December 31, 2016, holders of the Notes converted approximately $1.0 million of the Notes. We issued a total of approximately 0.2 million shares of common stock in conversion of the principal amount of the Notes and accrued interest thereon.

We believe our current working capital and long term marketable securities, along with increased revenues from increasing product sales, will be sufficient to finance the Company. We achieved positive cash flow and profitability from operations in each quarter of 2015 and 2016. While we expect continued profitability in 2017 as we continue to increase sales, while also increasing spending to advance our clinical product candidates, we anticipate there may be significant variability from quarter to quarter in our level of profitability.

Cash Flows

The following table sets forth the major sources and uses of cash for the periods set forth below summarized, in thousands:

	Year Ended December 31,
			Increase/ (decrease)
	2016	2015
Net cash provided by (used in):
Operating activities	$66,812	$34,524	32,288
Investing activities	(35,964)	(39,289)	3,325
Financing activities	2,052	1,867	185

Net increase (decrease) in cash and cash equivalents	$32,900	$(2,898)

Operating Activities

Net cash provided by/used in operating activities is comprised of two components; cash provided by operating income/loss and cash provided by/used in changes in working capital.

Results for the years ended December 31, 2016 and December 31, 2015 are summarized below, in thousands:

	Year Ended December 31,
			Increase/ (decrease)
	2016	2015
Cash provided by operating income	$58,364	$22,351	36,013
Cash provided by working capital	8,448	12,173	(3,725)

Net cash provided by operating activities	$66,812	$34,524

The increase in net cash provided by operating activities is primarily driven by increased revenue generated from the sale of Trokendi XR and Oxtellar XR. The decrease in cash provided by changes in working capital is primarily driven by increased net sales deductions associated with our increased revenue.

The changes in certain operating assets and liabilities are, in thousands:

	Year Ended December 31,
	2016	2015	Explanation of Change
(Increase) in accounts receivable	$(15,619)	$(8,638)	Increased sales.
(Increase) decrease in inventory	(4,214)	854	Change in product inventory.
Decrease (increase) in prepaid expenses and other assets	2,306	(1,582)	Progress of clinical trials and other receivables.
Increase in accounts payable, accrued sales deduction, and accrued expenses	26,165	20,901	Increased expenses, primarily for clinical trial accruals and accrued net sales deductions.
Other	(190)	638

	$8,448	$12,173

Investing Activities

We invest excess cash in accordance with our investment policy. Marketable securities consist of investments which mature in four years or less, including U.S. Treasury and various government agency debt securities, as well as investment grade securities in industrial and financial institutions.

Fluctuations in investing activities between periods relate exclusively to the timing of marketable security purchases and the related maturities of these securities.

Net cash used in investing activities for the year ended December 31, 2016 of $36.0 million related to net purchase of marketable securities of $15.6 million, deferred legal fees of $18.8 million and property and equipment purchases of $1.6 million. Net cash used in investing activities for the year ended December 31, 2015 of $39.3 million consisted of deferred legal fees of $10.9 million and property and equipment purchases of $2.1 million, and net purchase of marketable securities of $26.3 million.

Financing Activities

Net cash provided by financing activities for the year ended December 31, 2016 was $2.1 million, resulting from proceeds received from stock option exercises. Net cash provided by financing activities for the year ended December 31, 2015 was $1.9 million, resulting from proceeds received from stock option exercises.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations and commitments as of December 31, 2016 (except as noted below), in thousands:

Contractual Obligations	Less than 1 Year	1 - 3 Years	3 - 5 Years	Greater than 5 Years	Total
Convertible Senior Secured Notes	$—	$4,575	$—	$—	$4,575
Interest on Convertible Notes	343	486	—	—	829
Operating leases(1)	1,321	2,655	454	—	4,430
Purchase obligations(2)	46,060	799	—	—	46,859

Total(3)	$47,724	$8,515	$454	$—	$56,693

(1)
Our commitments for operating leases relate to our lease of office equipment, fleet vehicles and office and laboratory space as of December 31, 2016.

(2)
Relates primarily to agreements and purchase orders with contractors.

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

In addition to the above table, we are contractually obligated to pay to HC Royalty all royalty payments earned under a licensing agreement with United Therapeutics Corporation. Although we have recorded a liability of $30.4 million at December 31, 2016 related to this obligation, it is a non-recourse liability for which we have no obligation to make any payments to HC Royalty. Accordingly, this obligation will have no impact on our liquidity at any time and therefore the non-recourse liability has not been included in the table above.

We have obtained exclusive licenses from third parties for proprietary rights to support the product candidates in our psychiatry portfolio. We have two license agreements with Afecta Pharmaceuticals, Inc. (Afecta) pursuant to which we obtained exclusive worldwide rights to selected product candidates, including an exclusive license to SPN-810. We may pay up to $300,000 upon the achievement of certain milestones. If a product candidate is successfully developed and commercialized, we will be obligated to pay royalties to Afecta based on worldwide net product sales at a rate in the low-single digits.

We have also entered into a purchase and sale agreement with Rune HealthCare Limited (Rune), where we obtained the exclusive worldwide rights to a product concept from Rune. There are no future milestone payments owing to Rune under this agreement. If we receive approval to market and sell any products based on the Rune product concept for SPN-809, we will be obligated to pay royalties to Rune based on worldwide net sales in the low single digits.

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

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The primary objective of our investment activities is to preserve our capital to fund operations. We also seek to maximize income from our investments without assuming significant risk. Our exposure to market risk is confined to our cash, cash equivalents, marketable securities and long term marketable securities. As of December 31, 2016, we had unrestricted cash, cash equivalents, marketable securities and long term marketable securities of $165.5 million. We do not engage in any hedging activities against changes in interest rates. Because of the short-term maturities of our cash, cash equivalents, marketable securities and long term marketable securities and because we hold these securities to maturity, we do not believe that an increase in market rates would have any significant impact on the realizable value of our investments. We do not have any currency or other derivative financial instruments other than the interest make-whole payment associated with our Notes.

We may contract with CROs and investigational sites globally. Currently, we do not have on-going trials outside of the U.S. We do not hedge our foreign currency exchange rate risk. A hypothetical 10% appreciation in Euro exchange rates against the U.S. dollar from prevailing market rates would have decreased our net income by approximately $4,000 for the year ended December 31, 2016. Conversely, a hypothetical 10% depreciation in Euro exchange rates against the U.S. dollar from prevailing market rates would have increased our net income by approximately $4,000 for the year ended December 31, 2016. We do not believe that inflation and changing prices over the years ended December 31, 2016 and 2015 had a significant impact on our consolidated results of operations.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Supernus Pharmaceuticals, Inc.
Consolidated Financial Statements
Years ended December 31, 2016, 2015 and 2014

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Supernus Pharmaceuticals, Inc.:

We have audited the accompanying consolidated balance sheets of Supernus Pharmaceuticals, Inc. and subsidiary (the Company) as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income (loss), changes in stockholders' equity, and cash flows for each of the years in the two-year period ended December 31, 2016. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Supernus Pharmaceuticals, Inc. and subsidiary as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Supernus Pharmaceuticals, Inc.'s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 16, 2017 expressed an adverse opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ KPMG LLP

Baltimore, Maryland
March 16, 2017

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Supernus Pharmaceuticals, Inc.:

We have audited Supernus Pharmaceuticals, Inc.'s (the "Company") internal control over financial reporting as of December 31, 2016, based on criteria established in the Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO 2013 Framework"). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. Material weaknesses related to inadequately trained resources with assigned responsibility and accountability over the design and operation of internal controls; an ineffective risk assessment process that assessed necessary changes in financial reporting and internal controls impacted by changes in information technology systems; ineffective operation of controls over the completeness and accuracy of key assumptions and data analyzed by a third party consultant and used to determine the returns portion of accrued sales deductions; and ineffective general information technology controls over the Microsoft Dynamics AX information technology system and the employee expense reimbursement system, that resulted in ineffective process-level automated and manual controls related to these IT systems, have been identified and included in management's assessment.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Supernus Pharmaceuticals Inc. and subsidiary as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income (loss), changes in stockholders' equity, and cash flows for each of the years in the two-year period ended December 31, 2016. These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2016 consolidated financial statements, and this report does not affect our report dated March 16, 2017, which expressed an unqualified opinion on those consolidated financial statements.

In our opinion, because of the effect of the aforementioned material weaknesses on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2016, based on criteria established in the COSO 2013 Framework.

/s/ KPMG LLP

Baltimore, Maryland
March 16, 2017

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Supernus Pharmaceuticals, Inc.

We have audited the accompanying consolidated balance sheets of Supernus Pharmaceuticals, Inc. as of December 31, 2014, and the related consolidated statements of operations, comprehensive income (loss), changes in stockholders' equity and cash flows for the period ended December 31, 2014. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Supernus Pharmaceuticals, Inc. at December 31, 2014, and the consolidated results of their operations and their cash flows for the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP
McLean, Virginia March 12, 2015, except for Note 2, as to which the date is January 20, 2017

Supernus Pharmaceuticals, Inc.

Consolidated Balance Sheets

(in thousands, except share amounts)

	December 31,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$66,398	$33,498
Marketable securities	23,723	28,692
Accounts receivable, net	41,527	25,908
Inventories, net	16,801	12,587
Prepaid expenses and other current assets	2,955	5,261

Total current assets	151,404	105,946
Long term marketable securities	75,410	55,009
Property and equipment, net	4,344	3,874
Deferred legal fees	19,860	22,503
Intangible assets, net	16,490	976
Other non-current assets	331	318
Deferred income taxes	41,729	—

Total assets	$309,568	$188,626

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$8,055	$4,314
Accrued sales deductions	41,943	26,794
Accrued expenses	27,434	25,153
Non-recourse liability related to sale of future royalties, current portion	3,101	497
Deferred licensing revenue	209	176

Total current liabilities	80,742	56,934
Deferred licensing revenue, net of current portion	1,501	1,390
Convertible notes, net	4,165	7,085
Non-recourse liability related to sale of future royalties, long term	27,289	30,031
Other non-current liabilities	4,002	4,325
Derivative liabilities	114	854

Total liabilities	117,813	100,619
Stockholders' equity:
Common stock, $0.001 par value, 130,000,000 shares authorized at December 31, 2016 and 2015; 49,971,267 and 49,004,674 shares issued and outstanding at December 31, 2016 and 2015, respectively	50	49
Additional paid-in capital	276,127	263,955
Accumulated other comprehensive loss, net of tax	(134)	(488)
Accumulated deficit	(84,288)	(175,509)

Total stockholders' equity	191,755	88,007

Total liabilities and stockholders' equity	$309,568	$188,626

See accompanying notes.

Supernus Pharmaceuticals, Inc.

Consolidated Statements of Operations

(in thousands, except share and per share data)

	Year Ended December 31,
	2016	2015	2014
Revenue
Net product sales	$210,078	$143,526	$89,571
Royalty revenue	4,686	3,038	633
Licensing revenue	239	901	2,474

Total revenue	215,003	147,465	92,678

Costs and expenses
Cost of product sales	11,986	8,423	5,758
Research and development	42,791	29,135	19,586
Selling, general and administrative	106,010	89,063	72,612

Total costs and expenses	160,787	126,621	97,956

Operating income (loss)	54,216	20,844	(5,278)

Other income (expense)
Interest income	1,482	643	348
Interest expense	(543)	(1,229)	(4,963)
Interest expense-nonrecourse liability related to sale of future royalties	(4,548)	(3,541)	(658)
Changes in fair value of derivative liabilities	448	193	2,809
Loss on extinguishment of debt	(671)	(2,338)	(2,592)
Other (loss) income	(15)	38	39

Total other expense	(3,847)	(6,234)	(5,017)

Earnings (loss) before income taxes	50,369	14,610	(10,295)
Income tax (benefit) expense	(40,852)	666	630

Net income (loss)	$91,221	$13,944	$(10,925)

Basic	$1.84	$0.29	$(0.26)
Diluted	$1.76	$0.28	$(0.26)
Weighted-average number of common shares outstanding:
Basic	49,472,434	47,485,258	42,260,896
Diluted	51,708,983	51,160,380	42,260,896

See accompanying notes.

Supernus Pharmaceuticals, Inc.

Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

	Year Ended December 31,
	2016	2015	2014
Net income (loss)	$91,221	$13,944	$(10,925)
Other comprehensive income (loss):
Unrealized net gain (loss) on marketable securities, net of tax	354	(334)	(154)

Other comprehensive income (loss):	354	(334)	(154)

Comprehensive income (loss)	$91,575	$13,610	$(11,079)

See accompanying notes.

Supernus Pharmaceuticals, Inc.

Consolidated Statements of Changes in Stockholders' Equity

(in thousands, except share data)

	Common Stock			Accumulated Other Comprehensive Income (Loss)
			Additional Paid-in Capital		Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance, December 31, 2013	39,983,437	$40	$211,952	$—	$(178,528)	$33,464
Share-based compensation	—	—	2,857	—	—	2,857
Issuance of employee stock purchase plan shares	76,333	—	516	—	—	516
Exercise of stock options	17,627	—	54	—	—	54
Equity issued on conversion of convertible notes	2,897,066	3	14,884	—	—	14,887
Net loss	—	—	—	—	(10,925)	(10,925)
Other comprehensive loss	—	—	—	(154)	—	(154)

Balance, December 31, 2014	42,974,463	43	230,263	(154)	(189,453)	40,699
Share-based compensation	—	—	4,090	—	—	4,090
Issuance of employee stock purchase plan shares	98,986	—	930	—	—	930
Exercise of stock options	205,640	—	937	—	—	937
Equity issued on conversion of convertible notes	5,693,062	6	27,083	—	—	27,089
Exercise of warrants	32,523	—	652			652
Net income	—	—	—	—	13,944	13,944
Other comprehensive loss	—	—	—	(334)	—	(334)

Balance, December 31, 2015	49,004,674	49	263,955	(488)	(175,509)	88,007
Share-based compensation	—	—	5,926	—	—	5,926
Issuance of employee stock purchase plan shares	109,244	—	1,494	—	—	1,494
Exercise of stock options	85,694	—	557	—	—	557
Equity issued on conversion of convertible notes	771,655	1	4,161	—	—	4,162
Net income	—	—	—	—	91,221	91,221
Unrealized net gain (loss) on marketable securities, net of tax	—	—	—	354	—	354
Other	—	—	34	—	—	34

Balance, December 31, 2016	49,971,267	$50	$276,127	$(134)	$(84,288)	$191,755

See accompanying notes.

Supernus Pharmaceuticals, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2016	2015	2014
Cash flows from operating activities
Net income (loss)	$91,221	$13,944	$(10,925)
Adjustments to reconcile net income (loss) to net cash provided by (used in)
operating activities:
Loss on extinguishment of debt	671	2,338	2,592
Change in fair value of derivative liability	(448)	(193)	(2,809)
Unrealized loss on marketable securities	—	—	(154)
Depreciation and amortization	2,399	921	928
Amortization of deferred financing costs and debt discount	520	748	2,090
Noncash interest expense on nonrecourse liability related to sale of future royalties	4,548	3,541	658
Non-cash royalty revenue	(4,686)	(3,038)	(633)
Share-based compensation expense	5,926	4,090	2,857
Deferred income tax benefit	(41,787)	—	—
Changes in operating assets and liabilities:
Accounts receivable	(15,619)	(8,638)	(12,216)
Inventories	(4,214)	854	(6,289)
Prepaid expenses and other assets	2,306	(1,582)	(1,144)
Accounts payable	3,470	2,061	(2,054)
Accrued sales deductions	15,149	18,333	7,461
Accrued expenses	7,546	507	2,031
Deferred product revenue, net	—	—	(7,882)
Deferred licensing revenue	144	149	(204)
Other non-current liabilities	(334)	489	1,198

Net cash provided by (used in) operating activities	66,812	34,524	(24,495)

Cash flows from investing activities
Purchases of marketable securities	(47,364)	(63,859)	(53,262)
Sales and maturities of marketable securities	31,824	37,581	53,473
Purchases of property and equipment	(1,603)	(2,104)	(593)
Deferred legal fees	(18,821)	(10,907)	(2,277)

Net cash used in investing activities	(35,964)	(39,289)	(2,659)

Cash flows from financing activities
Proceeds from issuance of common stock	2,052	1,867	571
Cash settlement of debt to equity conversion	—	—	(1)
Proceeds from sale of future royalties	—	—	30,000

Net cash provided by financing activities	2,052	1,867	30,570

Net change in cash and cash equivalents	32,900	(2,898)	3,416
Cash and cash equivalents at beginning of year	33,498	36,396	32,980

Cash and cash equivalents at end of year	$66,398	$33,498	$36,396

Supplemental cash flow information:
Cash paid for interest	$493	$825	$2,854
Noncash financial activity:
Conversion of convertible notes and interest make-whole	$4,162	$27,089	$14,887
Exercise of warrants	$—	$652	$—
Deferred legal fees included in accounts payable and accrued expenses	$5,122	$9,789	$2,228

See accompanying notes.

Supernus Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements

Years ended December 31, 2016, 2015 and 2014

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

The Company commenced the commercialization of Oxtellar XR and Trokendi XR in 2013.

2. Summary of Significant Accounting Policies

Basis of Presentation

The Company's consolidated financial statements include the accounts of Supernus Pharmaceuticals, Inc. and Supernus Europe Ltd., collectively referred to herein as "Supernus" or "the Company." All significant intercompany transactions and balances have been eliminated in consolidation. The Company's consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the U.S. (U.S. GAAP).

The Company, which is primarily located in the U.S., operates in one operating segment.

Use of Estimates

The preparation of the financial statements in accordance with U.S. GAAP requires the Company to make estimates and judgments in certain circumstances that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. In preparing these consolidated financial statements, management has made its best estimates and judgments of certain amounts included in the financial statements, giving due consideration to materiality. On an ongoing basis, the Company evaluates its estimates, including those related to revenue recognition, future royalty revenue related to Orenitram net product sales, accrued sales deductions, fair value of financial assets and liabilities, derivative liabilities, common stock options, income taxes, preclinical study and clinical trial accruals, and other contingencies. Management bases its estimates on historical experience or on various forecasts, including information received from its service providers, which it believes to be reasonable under the circumstances. Actual results could differ from these estimates.

Cash and Cash Equivalents

The Company considers all investments in highly liquid financial instruments with an original maturity of three months or less to be cash equivalents.

Marketable Securities

Marketable securities consist of investments in U.S. Treasuries, certificate of deposit, various U.S. governmental agency debt securities, corporate bonds and other fixed income securities. The Company places all investments with government, industrial, or financial institutions whose debt is rated as

Supernus Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2016, 2015 and 2014

2. Summary of Significant Accounting Policies (Continued)

investment grade. The Company classifies all available-for-sale marketable securities with maturities greater than one year from the balance sheet date as non-current assets.

The Company's investments are classified as available-for-sale. Such securities are carried at estimated fair value. Any unrealized holding gains or losses are reported, net of any tax effects reported, as accumulated other comprehensive loss, which is a separate component of stockholders' equity.

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

The Company established the Supernus Supplemental Executive Retirement Plan (SERP) for the sole purpose of receiving funds for executives from a previous SERP and providing a continuing deferral program under the Supernus SERP. As of December 31, 2016 and 2015, the estimated fair value of the mutual fund investment securities within the SERP was approximately $275,000 and $263,000, respectively. The fair value of these assets is included within other non-current assets on the consolidated balance sheets. A corresponding noncurrent liability is also included in the consolidated balance sheets to reflect the Company's obligation for the SERP. The Company has not made, and has no plans to make, contributions to the SERP. The securities are restricted in nature and can only be used for purposes of paying benefits under the SERP.

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

The Company recorded an allowance for bad debts of approximately $42,000 as of December 31, 2016. No accounts were written off in 2015. The Company recorded an allowance of approximately $5.6 million and $3.8 million for expected sales discounts as of December 31, 2016 and December 31, 2015, respectively. The following table includes those customers, who are wholesalers and distributors,

Supernus Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2016, 2015 and 2014

2. Summary of Significant Accounting Policies (Continued)

that represent more than 10% of total net product sales for 2016 and more than 10% of the accounts receivable balance on the consolidated balance sheet as of December 31, 2016:

	Percent of Net Product Sales	Percent of Accounts Receivable, net
Customer A	29%	43%
Customer B	30%	26%
Customer C	37%	28%

	96%	97%

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

Deferred Legal Fees

Legal fees have been incurred in connection with legal proceedings related to the defense of patents for Oxtellar XR and Trokendi XR (see Notes 6 and 17). Amortization of the deferred legal fees will

Supernus Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2016, 2015 and 2014

2. Summary of Significant Accounting Policies (Continued)

begin upon successful outcome of the on-going litigation. Deferred legal fees will be charged to expense in the event of an unsuccessful outcome of the on-going litigation.

Intangible Assets

Intangible assets consist primarily of purchased patents and deferred legal fees related to patents. Patents are carried at cost less accumulated amortization, which is calculated on a straight-line basis over the estimated useful lives of the patents. The carrying value of the patents and deferred legal fees are assessed for impairment annually during the fourth quarter of each year, or more frequently if impairment indicators exist. There were no indicators of impairment identified at December 31, 2016 or 2015.

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

For the years ended December 31, 2016, 2015 and 2014, the Company determined that there was no impairment of the Company's long-lived assets.

Deferred Financing Costs

Deferred financing costs consist of financing costs incurred by the Company in connection with the closing of the Company's 7.50% Convertible Senior Secured Notes and Secured Notes Payable offering (see Note 8). The Company amortizes deferred financing costs over the term of the related debt using the effective interest method. When extinguishing debt, the related deferred financing costs are written off.

Preclinical Study and Clinical Trial Accruals

The Company estimates preclinical study and clinical trial expenses based on the services performed pursuant to contracts with research institutions, investigators, and clinical research organizations (CROs) that conduct these activities on our behalf. In recording service fees, the Company estimates the time period over which the related services will be performed and compares the level of effort expended through the end of each period to the cumulative expenses recorded and payments made for such services. As appropriate, it accrues additional service fees or defers any non-refundable advance payments until the related services are performed. If the actual timing of the performance of services or the level of effort varies from the estimate, the Company will adjust its accrual or deferred advance

Supernus Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2016, 2015 and 2014

2. Summary of Significant Accounting Policies (Continued)

payment accordingly. If the Company later determines that it no longer expects the services associated with a nonrefundable advance payment to be rendered, the advance payment will be charged to expense in the period that such determination is made.

Revenue from Product Sales

Revenue from product sales is recognized when persuasive evidence of an arrangement exists; delivery has occurred and title to the product and associated risk of loss has passed to the customer; the price is fixed or determinable; collection from the customer has been reasonably assured; all performance obligations have been met; and returns and allowances can be reasonably estimated. Product sales are recorded net of estimated rebates, chargebacks, allowances, discounts, co-pay assistance and other deductions as well as estimated product returns (collectively, "sales deductions").

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

Sales Deductions

Allowances for estimated sales deductions are provided for the following:

  •
  Rebates. Rebates include mandated discounts under the Medicaid Drug Rebate Program, the Medicare coverage gap program, as well as negotiated discounts with commercial healthcare providers. Rebates are amounts owed after the final dispensing of products to a benefit plan participant and are based upon contractual agreements or legal requirements with the public sector (e.g. Medicaid) and with private sector benefit providers. The allowance for rebates is based on statutory and contractual discount rates and expected claimed rebates paid based on a plan provider's utilization. Rebates are generally invoiced and paid quarterly in arrears so that the accrual balance consists of an estimate of the amount expected to be incurred for the current quarter's activity, plus an accrual balance for known or estimated prior quarters' unpaid rebates. If actual future rebates vary from estimates, we may need to adjust prior period accruals, which would affect revenue in the period of adjustment.

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

Supernus Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2016, 2015 and 2014

2. Summary of Significant Accounting Policies (Continued)

    arise from contractual agreements with distributors and are generally a percentage of the purchase price paid by the distributors and wholesalers. Wholesale customers are offered a prompt pay discount for payment within a specified period.

  •
  Returns. Sales of our products are not subject to a general right of return; however, the Company will accept product that is damaged or defective when shipped directly from our warehouse and expired product six months prior to, and up to twelve months subsequent to, its expiry date. Product that has been used to fill patient prescriptions is no longer subject to any right of return.

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

Revenue Recognition of License Revenue

License and Collaboration Agreements

We have entered into collaboration agreements to have both Oxtellar XR and Trokendi XR commercialized outside of the U.S. These agreements generally include an up-front license fee and ongoing milestone payments upon the achievement of specific events. We believe that when milestones meet all of the necessary criteria to be considered substantive, these should be recognized as revenue when achieved. For up-front license fees, we have estimated the service period of the contract and are recognizing this payment as revenue on a straight-line basis over the respective service period.

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

Supernus Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2016, 2015 and 2014

2. Summary of Significant Accounting Policies (Continued)

Determination as to whether a payment meets the aforementioned conditions involves management's judgment. If any of these conditions are not met, the resulting payment would not be considered a substantive milestone, and therefore the resulting payment would be considered part of the consideration for the single unit of accounting and amortized over the appropriate period.

There was no milestone revenue during the year ended December 31, 2016. The Company recorded $0.8 million and $2.0 million, during the years ended December 31, 2015 and 2014, respectively.

Royalty Revenue

We recognize non-cash royalty revenue for royalty amounts earned pursuant to a royalty agreement with United Therapeutics. In 2014, the Company sold certain of these royalty rights to HC Royalty (see Note 15). Accordingly, the Company records non-cash royalty revenue when payments are made from United Therapeutics to HC Royalty in connection with these agreements.

Cost of Product Sales

The cost of product sales consist primarily of materials, third-party manufacturing costs, freight and distribution costs, allocation of labor, quality control and assurance, and other manufacturing overhead costs.

Research and Development Costs

Research and development costs are expensed as incurred. Research and development costs primarily consist of employee-related expenses, including salaries and benefits; share-based compensation expense; expenses incurred under agreements with CROs, payments to investigators, and consultants that conduct the Company's clinical trials; the cost of acquiring and manufacturing clinical trial materials; the cost of manufacturing materials used in process validation, to the extent that those materials are manufactured prior to receiving regulatory approval for those products and are not expected to be sold commercially; facilities costs that do not have an alternative future use; related depreciation and other allocated expenses; license fees for, and milestone payments related to, in-licensed products and technologies; and costs associated with animal testing activities and regulatory approvals.

Advertising Expense

The costs of the Company's advertising efforts are expensed as incurred. The Company incurred approximately $21.9 million, $19.3 million, and $14.8 million in advertising costs for the years ended December 31, 2016, 2015, and 2014, respectively, which are recorded in the selling, general and administrative expense line of the Statement of Operations.

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

Supernus Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2016, 2015 and 2014

2. Summary of Significant Accounting Policies (Continued)

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

Income Taxes

The Company utilizes the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax reporting bases of assets and liabilities and are measured using enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. When appropriate, valuation allowances are established to reduce deferred tax assets to the amounts expected to be realized.

The Company accounts for uncertain tax positions in its consolidated financial statements when it is more-likely-than-not that the position will be sustained upon examination by the tax authorities. Such tax positions must initially and subsequently be measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the tax authority, assuming full knowledge of the position and relevant facts. The Company's policy is to recognize any interest and penalties related to income taxes in income tax expense.

Recently Issued Accounting Pronouncements

In August 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-15, "Classification of Certain Cash Receipts and Cash Payments." The standard eliminates diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows under Topic 230, Statement of Cash Flows, and other Topics. ASU 2016-15 is effective for annual reporting periods, and interim periods therein, beginning after December 15, 2017. The Company does not expect the adoption of this guidance to have a material impact on its Consolidated Financial Statements.

In March 2016, the FASB issued ASU No. 2016-09, "Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting." The standard is intended to simplify several areas of accounting for share-based compensation arrangements, including the income tax impact, classification on the statement of cash flows and forfeitures. ASU 2016-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, and early adoption is permitted. The Company does not expect that the adoption of this ASU will have a material impact on Consolidated Financial Statements and related disclosures.

In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)." The standard requires a lessee to recognize assets and liabilities on the balance sheet for leases with lease terms greater than 12 months. ASU 2016-02 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018, and early adoption is permitted. We expect the ASU to have a material

Supernus Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2016, 2015 and 2014

2. Summary of Significant Accounting Policies (Continued)

impact on our assets and liabilities due to the addition of previously classified operating leases, but we do not expect it to have a material impact on our cash flows or results of operations.

In November 2015, the FASB issued ASU No. 2015-17, "Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes." The standard requires that deferred tax assets and liabilities be classified as noncurrent on the balance sheet rather than being separated into current and noncurrent. ASU 2015-17 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. Early adoption is permitted and the standard may be applied either retrospectively or on a prospective basis to all deferred tax assets and liabilities. We early adopted ASU 2015-17 during the fourth quarter of fiscal year 2015 on a prospective basis. As of December 31, 2015, the impact of the adoption of this standard was immaterial.

In July 2015, the FASB issued ASU No. 2015-11, "Inventory (Topic 330): Simplifying the Measurement of Inventory." Under this new guidance, entities that measure inventory using any method other than last-in, first-out or the retail inventory method will be required to measure inventory at the lower of cost and net realizable value. The amendments in this ASU, which should be applied prospectively, are effective for annual and interim periods beginning after December 15, 2016. Early adoption is permitted. The Company does not expect that the adoption of this ASU will have a material impact on Consolidated Financial Statements and related disclosures.

In April 2015, the FASB issued ASU No. 2015-03, "Simplifying the Presentation of Debt Issuance Costs." This ASU more closely aligns the treatment of debt issuance costs with debt discounts and premiums and requires debt issuance costs to be presented as a direct deduction from the carrying amount of the related debt. The amendments in this ASU are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. This guidance has been applied on a retrospective basis. As of December 31, 2015, the impact of the adoption of this standard was immaterial.

In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers." ASU 2014-09 will eliminate transaction-and industry-specific revenue recognition guidance under current U.S. GAAP and replace it with a principles-based approach for determining revenue recognition. ASU 2014-09 will require that companies recognize revenue based on the value of transferred goods or services as they occur in the contract. The ASU also will require additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2017, with early adoption being permitted for periods ending after December 15, 2016. Entities can transition to the standard either retrospectively or as a cumulative effect adjustment as of the date of adoption. We are in the process of evaluating the potential revenue implications of the standard change, which may result in changes to our revenue recognition practices around license and collaboration agreements.

The Company has evaluated all other ASUs issued through the date of the consolidated financials were issued in this Annual Report on Form 10-K and believes that no other ASU will have a material impact on the Company's consolidated financial statements.

Supernus Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2016, 2015 and 2014

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

In accordance with the fair value hierarchy described above, the following tables show the fair value of the Company's financial assets and liabilities that are required to be measured at fair value, in thousands:

	Fair Value Measurements at December 31, 2016
	Total Carrying Value at December 31, 2015	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$66,398	$66,398	$—	$—
Marketable securities	23,723	656	23,067	—
Long term marketable securities	75,410	—	75,410	—
Marketable securities—restricted (SERP)	275	—	275	—

Total assets at fair value	$165,806	$67,054	$98,752	$—

Liabilities:

Derivative liabilities	$114	$—	$—	$114

Supernus Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2016, 2015 and 2014

3. Fair Value of Financial Instruments (Continued)

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

The Company's Level 1 assets include cash held with banks, certificate of deposits, and money market funds.

Level 2 assets include the SERP (Supplemental Executive Retirement Plan) assets, commercial paper and investment grade corporate bonds and other fixed income securities. Level 2 securities are valued using third-party pricing sources that apply applicable inputs and other relevant data into their models to estimate fair value.

Level 3 liabilities include the estimated fair value of the interest make-whole liability associated with the Company's 7.50% Convertible Senior Secured Notes due 2019 (the Notes), which is recorded as a derivative liability.

The fair value of the interest make-whole liability of the Notes was calculated using a binomial-lattice model with the following key assumptions as of December 31 2016:

Volatility	45%
Stock Price as of December 31, 2016	$25.25 per share
Credit Spread	900 bps
Term	4 months
Dividend Yield	0.0%

Changes in the fair value of the warrants and the interest make-whole liability are recognized as a component of Other Income (Expense) in the Consolidated Statements of Operations. The following table presents information about the Company's Level 3 liabilities as of December 31, 2015 and

Supernus Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2016, 2015 and 2014

3. Fair Value of Financial Instruments (Continued)

December 31, 2016 that are included in the Non-Current Liabilities section of the Consolidated Balance Sheets, in thousands:

Year Ended December 31, 2015 and 2016
Balance at December 31, 2014	$6,564
Changes in fair value of derivative liabilities included in earnings	(193)
Reduction due to conversion of debt to equity	(4,865)
Cashless exercise of common stock warrants	(652)

Balance at December 31, 2015	854

Changes in fair value of derivative liabilities included in earnings	(448)
Reduction due to conversion of debt to equity	(292)

Balance at December 31, 2016	$114

The carrying value, face value and estimated fair value of the Notes was approximately $4.2 million, $4.6 million and $21.8 million, respectively, as of December 31, 2016. The fair value was estimated based on actual trade information as well as quoted prices provided by bond traders, which would be characterized within Level 2 of the fair value hierarchy. This fair value amount gives recognition to the value of the interest make-whole liability and the value of the conversion option. These items have been accounted for as derivative liabilities and additional paid-in-capital, respectively.

The carrying amounts of other financial instruments, including accounts receivable, accounts payable and accrued expenses approximate fair value due to their short-term maturities.

Unrestricted marketable securities held by the Company were as follows, in thousands:

At December 31, 2016:

Available for Sale	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate debt securities	$99,487	86	(440)	$99,133

At December 31, 2015:

Available for Sale	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate debt securities	$84,189	5	(493)	$83,701

Supernus Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2016, 2015 and 2014

3. Fair Value of Financial Instruments (Continued)

The contractual maturities of the unrestricted available for sale marketable securities held by the Company were as follows, in thousands:

December 31, 2016
Less Than 1 Year	$23,723
1 year to 2 years	24,318
3 years to 4 years	51,092
Greater Than 4 Years	—

Total	$99,133

The Company has not experienced any other-than-temporary losses on its marketable securities and restricted marketable securities. The cost of securities sold is calculated using the specific identification method.

4. Inventories

Inventories consist of the following, in thousands:

	December 31, 2016	December 31, 2015
Raw materials	$2,091	$2,887
Work in process	8,874	3,946
Finished goods	5,836	5,754

	$16,801	$12,587

5. Property and Equipment

Property and equipment consist of the following, in thousands:

	December 31, 2016	December 31, 2015
Computer equipment	$1,206	$1,112
Software	1,807	307
Lab equipment and furniture	6,758	5,667
Leasehold improvements	2,642	2,642
Construction in progress	28	1,114

	12,441	10,842
Less accumulated depreciation and amortization	(8,097)	(6,968)

	$4,344	$3,874

Depreciation and amortization expense on property and equipment was approximately $1.1 million, $0.7 million, and $0.7 million for the years ended December 31, 2016, 2015 and 2014, respectively.

Supernus Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2016, 2015 and 2014

6. Deferred Legal Fees and Intangible Assets

Deferred legal fees have been incurred in connection with patent litigation for Oxtellar XR and Trokendi XR. As of December 31, 2016 and 2015, the Company had deferred legal fees of $19.9 million and $22.5 million, respectively.

The following sets forth the gross carrying amount and related accumulated amortization of these intangible assets, in thousands:

	Weighted-Average Life	December 31, 2016	December 31, 2015
Capitalized patent defense costs	9.5 - 11 years	$17,773	$994
Less accumulated amortization		(1,283)	(18)

		$16,490	$976

The Company prevailed in a lawsuit related to Oxtellar XR in 2016, at which time the Company reduced deferred legal fees, by $16.6 million, and transferred these amounts to intangible assets. The Company subsequently began amortizing the costs associated with that litigation.

The net book value of intangible assets was $16.5 million as of December 31, 2016 and was $1.0 million as of December 31, 2015. The increase in intangible assets reflects the successful outcome of the lawsuit related to Oxtellar XR in February 2016. There is an offsetting reduction in the amount carried as deferred legal fees, as described above.

Amortization expense on intangible assets was approximately $1.3 million, $0.2 million, and $0.2 million for the years ended December 31, 2016, 2015 and 2014, respectively. Amortization expense in 2015 and 2014 included amortization expense associated with purchased patents that were fully amortized as of December 31, 2015 and are therefore not included in the above table.

There were no indicators of impairment identified at December 31, 2016 or December 31, 2015.

7. Accrued Expenses

Accrued expenses are comprised of the following, in thousands:

	December 31, 2016	December 31, 2015
Accrued compensation	$9,145	$7,519
Accrued professional fees	5,919	10,057
Accrued clinical trial and clinical supply costs	4,350	3,677
Accrued product costs	1,035	113
Accrued sales and marketing expenses	528	434
Accrued interest expense	61	295
Other accrued expenses	6,396	3,058

	$27,434	$25,153

Supernus Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2016, 2015 and 2014

8. Convertible Senior Secured Notes

On May 3, 2013, the Company issued $90.0 million aggregate principal amount of Notes in a private placement offering.

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

Prior to November 1, 2018, a holder of Notes may convert all or a portion of its Notes, in principal amounts equal to $1,000 or an integral multiple thereof, only if one or more of the following conditions has been satisfied: (1) if, for at least 20 trading days (whether or not consecutive) during the 30 consecutive trading day period ending within five trading days prior to a conversion date, the last reported sale price of the Company's Common Stock exceeds the conversion price on each such trading day; (2) during the five consecutive business day period immediately following any five consecutive trading day period (the Measurement Period), in which, for each trading day of that Measurement Period, the trading price (as defined in the Indenture) per $1,000 principal amount of Notes for such trading day was less than 98% of the product of the last reported sale price of the Company's Common Stock on such trading day and the applicable conversion rate on such trading day; (3) upon the occurrence of specified corporate transactions; or (4) if the Company calls the Notes for redemption, at any time prior to the close of business on the business day immediately preceding the redemption date. On and after November 1, 2018, a holder of Notes may convert all or a portion of its Notes, in principal amounts equal to $1,000 or an integral multiple thereof, at any time prior to the close of business on the business day immediately preceding the maturity date of the Notes, regardless of the foregoing circumstances. The Company will settle conversion of the Notes through payment or delivery, as the case may be of cash, shares of Common Stock or a combination thereof, at its election.

The conversion rate for the Notes is equal to 188.7059 shares of Common Stock per $1,000 principal amount of notes (which is equivalent to an initial conversion price of approximately $5.30 per share of

Supernus Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2016, 2015 and 2014

8. Convertible Senior Secured Notes (Continued)

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

Years ended December 31, 2016, 2015 and 2014

8. Convertible Senior Secured Notes (Continued)

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

The Company may not redeem the Notes prior to May 1, 2017. On or after May 1, 2017, the Company may redeem for cash all, but not less than all, of the Notes if the last reported sale price of the Company's Common Stock equals or exceeds 140% of the applicable conversion price, or $7.42 per share, for at least 20 trading days during the 30 consecutive trading day period ending on the trading day immediately prior to the date the Company delivers written notice of the redemption. The redemption price will be equal to 100% of the principal amount of the Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. If the Company calls the Notes for redemption, a make-whole fundamental change will be deemed to occur and the Company will, in certain circumstances, increase the conversion rate for holders who convert their notes in connections with such make-whole fundamental change as described in the Indenture.

The Company incurred approximately $3.5 million of financing costs (including the underwriters' fee) in connection with the issuance of the Notes. Approximately $0.9 million of this amount was allocated to additional paid-in capital and the remaining $2.6 million is recorded as a deferred cost being amortized over the term of the Notes. As of December 31, 2016, approximately $30,000 remained unamortized.

Supernus Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2016, 2015 and 2014

8. Convertible Senior Secured Notes (Continued)

The table below summarizes activity related to the Notes from issuance on May 3, 2013 through December 31, 2016, in thousands:

Gross proceeds	$90,000
Initial value of interest make-whole derivative reported as debt discount	(9,270)
Conversion option reported as debt discount and APIC	(22,336)
Conversion of debt to equity—principal	(81,463)
Conversion of debt to equity—accretion of debt discount and deferred financing costs	25,003
Accretion of debt discount and deferred financing costs	5,151

December 31, 2015 carrying value	7,085
Conversion of debt to equity—principal	(3,962)
Conversion of debt to equity—accretion of debt discount and deferred financing costs	764
Accretion of debt discount and deferred financing costs	278

December 31, 2016 carrying value	$4,165

During the year ended December 31, 2016, approximately $3.9 million of the Notes were presented to the Company for conversion. Accordingly, the Company issued approximately 0.7 million shares of common stock in conversion of the principal amount of the Notes. The Company issued an additional 24,000 shares of common stock in settlement of the interest make-whole provision related to the converted Notes. As a result of the conversions, the Company incurred a loss on extinguishment of debt of approximately $0.7 million during the year ended December 31, 2016.

During the year ended December 31, 2015, approximately $27.5 million of the Notes were presented to the Company for conversion. Accordingly, the Company issued approximately 5.2 million shares of common stock in conversion of the principal amount of the Notes. The Company issued an additional 0.5 million shares of common stock in settlement of the interest make-whole provision related to the converted Notes. As a result of the conversions, the Company incurred a loss on extinguishment of debt of approximately $2.3 million during the year ended December 31, 2015.

9. Stockholders' Equity

Common Stock

The holders of our Common Stock are entitled to one vote for each share of Common Stock held. On May 1, 2012, the Company completed its IPO, in which 10 million shares of the Company's Common Stock were sold at a price of $5 per share. Additionally, the underwriters of the Company's IPO exercised the full amount of their over-allotment option resulting in the sale of an additional 449,250 shares of the Company's Common Stock at a price of $5 per share, resulting in cash proceeds to the Company of $52.3 million. The Company realized net proceeds of $47.6 million from the IPO, after issuance costs of approximately $4.7 million.

On December 5, 2012, the Company completed a follow-on offering, in which 6 million shares of the Company's Common Stock were sold at a price of $8 per share. Additionally, the underwriters of the

Supernus Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2016, 2015 and 2014

9. Stockholders' Equity (Continued)

Company's follow-on offering exercised their over-allotment options in January 2013 resulting in the sale of an additional 239,432 shares of the Company's Common Stock at a price of $8 per share, resulting in total cash proceeds to the Company of $49.9 million. The Company realized net proceeds of $46.6 million from the follow-on offering, after issuance costs of approximately $3.3 million.

During the period from November 1, 2013 through December 31, 2016, the Company issued 16,120,128 shares of common stock as a result of the conversion of approximately $85.4 million of Convertible Notes and approximately 2,219,908 shares of common stock in settlement of the interest-make whole provision associated with those conversions.

10. Share-Based Payments

Stock Option Plans

The Company has adopted the Supernus Pharmaceuticals, Inc. 2012 Equity Incentive Plan (the 2012 Plan), which is stockholder approved, and provides for the grant of stock options and certain other awards, including stock appreciation rights (SAR), restricted and unrestricted stock, stock units, performance awards, cash awards and other awards that are convertible into or otherwise based on the Company's common stock, to the Company's key employees, directors, and consultants and advisors. The 2012 Plan is administered by the Company's Board of Directors and provides for the issuance of up to 8,000,000 shares of the Company's Common Stock. Option awards are granted with an exercise price equal to the estimated fair value of the Company's Common Stock at the grant date; those option awards generally vest in four annual installments, starting on the first anniversary of the date of grant and have ten-year contractual terms. Option awards granted to the directors generally vest over a one year term. Share-based compensation recognized related to the grant of employee and non-employee stock options, SAR, Employee Stock Purchase Plan (ESPP) awards and non-vested stock was as follows, in thousands:

	Year Ended December 31,
	2016	2015	2014
Research and development	$1,107	$874	$728
Selling, general and administrative	4,819	3,216	2,129

Total	$5,926	$4,090	$2,857

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model and the assumptions in the following table:

	Year Ended December 31,
	2016	2015	2014
Fair value of common stock	$12.98 - $22.80	$9.13 - $21.21	$7.63 - $10.02
Expected volatility	60.9% - 64.5%	60.9% - 64.6%	64.5% - 68.3%
Dividend Yield	0%	0%	0%
Expected term	6.25 years	6.25 years	6.25 years
Risk-free interest rate	1.14% - 2.15%	1.54% - 1.74%	1.67% - 1.97%
Expected forfeiture rate	5%	5%	5%

Supernus Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2016, 2015 and 2014

10. Share-Based Payments (Continued)

Fair Value of Common Stock—For option grants that occurred after the Company's IPO on May 1, 2012, the fair value of the Common Stock underlying the option grants was determined based on observable market prices of the Company's Common Stock.

Expected Volatility—Volatility is a measure of the amount by which a financial variable such as a share price has fluctuated (historical volatility) or is expected to fluctuate (expected volatility) during a period. The Company has identified several public entities of similar size, complexity, and stage of development. Accordingly, historical volatility has been calculated using the volatility of these companies, as well as taking into consideration the Company's actual volatility since our IPO. As our historical experience is not sufficient to calculate volatility for our option grants, the Company will continue to use guideline peer group volatility information until the historical volatility of its own Common Stock is sufficient on its own to measure expected volatility for future option grants.

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

Risk-Free Interest Rate—This is the U.S. Treasury note rate for the week of each option grant during the year, having a term that most closely resembles the expected term of the option.

Expected Forfeiture Rate—The forfeiture rate is the estimated percentage of options granted that are expected to be forfeited or canceled on an annual basis before becoming fully vested.

Supernus Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2016, 2015 and 2014

10. Share-Based Payments (Continued)

The following table summarizes stock option and SAR activity:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)
Outstanding, December 31, 2014	2,080,749	$7.93	8.04
Granted	971,500	$10.12
Exercised	(205,640)	$4.56
Forfeited	(147,602)	$8.60

Outstanding, December 31, 2015	2,699,007	$8.94	7.92
Granted	1,058,850	$13.32
Exercised	(85,694)	$6.51
Forfeited	(28,075)	$12.23

Outstanding, December 31, 2016	3,644,088	$10.25	7.59

As of December 31, 2016:
Vested and expected to vest	3,591,528	$10.22	7.57
Exercisable	1,503,004	$8.62	6.49

The aggregate intrinsic value of options outstanding, vested and expected to vest, and exercisable as of December 31, 2016 is approximately $54.7 million, $54.0 million and $25.0 million, respectively. The aggregate intrinsic value of options outstanding, vested and expected to vest, and exercisable as of December 31, 2015 is approximately $12.6 million, $12.4 million and $5.0 million, respectively. The aggregate intrinsic value of options outstanding, vested and expected to vest, and exercisable as of December 31, 2014 is approximately $2.0 million, $2.0 million and $1.5 million, respectively.

The weighted-average, grant-date fair value of options granted for the years ended December 31, 2016, 2015 and 2014 was $7.66, $6.05 and $5.79 per share, respectively.

The total fair value of the underlying Common Stock related to shares that vested during the years ended December 31, 2016, 2015 and 2014 was approximately $3.9 million, $2.6 million and $1.9 million, respectively.

The total intrinsic value of options exercised amounted to approximately $1.1 million, $1.6 million and $0.1 million, respectively, during the years ended December 31, 2016, 2015 and 2014.

As of December 31, 2016 and 2015, the total unrecognized compensation expense, net of estimated forfeitures, was approximately $9.8 million and $7.2 million, respectively, which the Company expects to recognize over a weighted-average period of 2.7 and 2.5 years, respectively.

11. Earnings per Share

Basic income (loss) per common share is determined by dividing income (loss) attributable to common stockholders by the weighted-average number of common shares outstanding during the period, without consideration of common stock equivalents. Diluted income (loss) per share is computed by dividing the income (loss) attributable to common stockholders by the weighted-average number of common

Supernus Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2016, 2015 and 2014

11. Earnings per Share (Continued)

share equivalents outstanding for the period. The treasury stock method is used to determine the dilutive effect of the Company's stock option grants, SAR, and potential ESPP awards, and the if-converted method is used to determine the dilutive effect of the Company's Notes.

The following common stock equivalents were excluded in the calculation of diluted loss per share because their effect would be anti-dilutive as applied to the loss from continuing operations applicable to common stockholders for the years ended December 31, 2016, 2015 and 2014:

	Year Ended December 31,
	2016	2015	2014
Shares underlying Convertible Senior Secured Notes	—	—	7,995,340
Warrants to purchase common stock	—	20,957	20,499
Stock options, stock appreciation rights, and ESPP awards	—	—	306,776

The following table sets forth the computation of basic and diluted net income per share for the years ended December 31, 2016, 2015 and 2014, in thousands, except share and per share amounts:

	Year ended December 31,
	2016	2015	2014
Numerator, in thousands:
Net income (loss) used for calculation of basic EPS	$91,221	$13,944	$(10,925)
Interest expense on convertible debt	543	1,229	—
Changes in fair value of derivative liabilities	(448)	(589)	—
Loss on extinguishment of debt	671	2,338	—
Loss on extinguishment of outstanding debt, as if converted	(1,182)	(2,494)	—

Total adjustments	(416)	484	—

Net income used for calculation of diluted EPS	$90,805	$14,428	$(10,925)

Denominator:
Weighted average shares outstanding, basic	49,472,434	47,485,258	42,260,896
Effect of dilutive potential common shares:			—
Shares underlying Convertible Senior Secured Notes	1,222,363	2,459,009
Shares issuable to settle interest make-whole derivatives	71,537	804,507	—
Stock options and stock appreciation rights	942,649	411,606	—

Total potential dilutive common shares	2,236,549	3,675,122	—

Weighted average shares outstanding, diluted	51,708,983	51,160,380	42,260,896

Net income (loss) per share, basic	$1.84	$0.29	$(0.26)
Net income (loss) per share, diluted	$1.76	$0.28	$(0.26)

Supernus Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2016, 2015 and 2014

12. Income Taxes

The components of the income tax (benefit)/ expense for the years ended December 31, 2016, 2015 and 2014 were as follow, in thousands:

	Year Ended December 31,
	2016	2015	2014
Current
Federal	$544	$624	$630
State	78	42	—
Deferred
Federal	(39,898)	—	—
State	(1,576)	—	—

Total	$(40,852)	$666	$630

A reconciliation of the expected income tax (benefit)/ expense computed using the U.S. Federal statutory income tax rate to the Company's effective income tax rate is as follows, in thousands:

	Year Ended December 31,
	2016	2015	2014
Income tax expense/(benefit) computed at U.S. Federal statutory tax rate	$17,629	$5,114	$(3,603)
Permanent items	715	601	610
State income taxes	(1,523)	42	(245)
Change in valuation allowance	(56,019)	(4,705)	4,413
Uncertain income tax position	143	533	(329)
Research and development credits	(1,902)	(979)	(535)
Other	105	60	(125)
Deferred rate change	—	—	444

Income tax (benefit)/expense	$(40,852)	$666	$630

Supernus Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2016, 2015 and 2014

12. Income Taxes (Continued)

The significant components of the Company's deferred income tax assets (liabilities) were as follow, in thousands:

	As of December 31,
	2016	2015
Deferred tax assets:
Net operating loss carryforward	$24,926	$34,610
Deferred rent credit	417	532
Accrued compensation and non-qualified stock options	8,128	5,886
Deferred financing costs	128	187
Depreciation and amortization	706	290
Research and development credits	7,119	5,529
Capitalized overhead into inventory (UNICAP §263A)	1,086	543
Nonrecourse liability related to sale of future royalties	11,223	11,526
Other	878	498
AMT credit	1,581	1,108
Valuation allowance	—	(60,090)

Net deferred tax asset	56,192	619
Deferred tax liability:
Debt discount on convertible notes	(141)	(509)
Infringement legal cost	(13,899)	—
Depreciation	(423)	(110)

Net deferred taxes	$41,729	$—

In assessing the realizability of deferred income tax assets, management considers whether it is more likely than not that some or all of the deferred income tax assets will not be realized. The ultimate realization of the deferred income tax assets is dependent upon the generation of future taxable income during the periods in which the net operating loss (NOL) and tax credit carryforwards are available. Management considers projected future taxable income, the scheduled reversal of deferred income tax liabilities, and available tax planning strategies that can be implemented by the Company in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the NOL and credit carryforwards are available to reduce income taxes payable, management had established in 2015 a full valuation allowance as the Company was not more likely than not to realize such net deferred tax assets.

During the third quarter of 2016, the Company determined the positive evidence regarding the valuation of the deferred tax assets outweighed the negative. Accordingly, the Company eliminated the valuation allowance of $60.1 million and recorded the assessment to the deferred income tax expense.

As of December 31, 2016, the U.S. Federal NOL carryforwards amounted to approximately $87.3 million ($30.5 million tax effected) and $28.2 million ($1.6 million tax effected), respectively, and will expire in various years beginning in 2030. As of December 31, 2016, the Company has available research and development credit carryforwards of approximately $7.1 million, which expire, if unused,

Supernus Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2016, 2015 and 2014

12. Income Taxes (Continued)

starting in 2026. The use of the Company's U.S. Federal and state NOL carryforwards and research and development credits are restricted in annual use due to changes in the Company's ownership. For the year ended December 31, 2016, the Company utilized NOL's of approximately $48.1 million and expects the remaining $87.3 million of Federal NOL carryforwards to become available over the years from 2017 to 2020, in amounts ranging from $7.1 million to $20.3 million per year. In addition, the Company has available research and development credits of approximately $7.1 million, expected to become available in 2020 to 2021. The Company's state NOL's will have a similar limitation to the amount noted for US Federal. Additionally, despite the NOL carryforwards, the Company may have a future tax liability due to state and local income tax requirements. The Company paid no Federal income taxes in the years ended December 31, 2016, 2015 or 2014.

The Company accounts for uncertain income tax positions pursuant to the guidance in FASB ASC Topic 740, Income Taxes. The Company recognizes interest and penalties related to uncertain tax positions, if any, in income tax expense. As of December 31, 2016, the Company accrued interest of a nominal amount and penalties of $0.1 million related to uncertain tax positions. The Company's income taxes have not been subject to examination by any tax jurisdictions since its inception in 2005. Due to NOL and research and development credit carryforwards, all U.S. Federal and state income tax returns filed by the Company are subject to examination by the taxing jurisdictions. Some uncertain income tax position liabilities have been recorded to the Company's deferred income tax assets to offset such tax attribute carryforwards and other positions that can't be offset by tax attributes a liability has been booked.

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows, in thousands:

	Year Ended December 31,
	2016	2015	2014
Balance as of January 1	$9,341	$8,964	$9,828
Gross (decreases) increases related to prior-year tax positions	—	(5)	18
Gross increases related to current-year tax positions	662	646	710
Gross decreases related to prior-year tax positions	(375)	—	—
Gross decreases related to current-year tax positions	(169)	(243)	(1,057)
Change in tax rates	(160)	(21)	(535)

Balance as of December 31	$9,299	$9,341	$8,964

As of December 31, 2016 and 2015, the Company recorded $0.5 million and $0.6 million of current tax expense on setting up an uncertain tax position related to the Alternative Minimum Tax. The Company does not anticipate a significant increase or decrease in the uncertain income tax benefits within the next 12 months.

13. Commitments and Contingencies

The Company has concurrent leases for office and lab space that extend through April 2020. The Company may elect to extend the term of the leases for an additional five-year term. The leases

Supernus Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2016, 2015 and 2014

13. Commitments and Contingencies (Continued)

provide for a tenant improvement allowance of approximately $2.1 million in aggregate. During the year ended December 31, 2016, none of the allowance was utilized. During the year ended December 31, 2015, approximately $0.2 million of the allowance was utilized and is included in fixed assets and deferred rent. As of December 31, 2016, $0.5 million is available for tenant improvements. Rent expense for the leased facilities and leased vehicles for the years ended December 31, 2016, 2015 and 2014 was approximately, $2.7 million, $2.6 million and $2.3 million, respectively.

Future minimum lease payments under non-cancelable operating leases as of December 31, 2016 are as follows, in thousands:

Year ending December 31:
2017	1,321
2018	1,314
2019	1,341
Thereafter	454

$4,430

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

14. Employee Benefit Plan

On January 2, 2006, the Company established the Supernus Pharmaceuticals, Inc. 401(k) Profit Sharing Plan (the 401(k) Plan) for its employees under Section 401(k) of the Internal Revenue Code (Code). Under the 401(k) Plan, all full-time employees who are at least 18 years old are eligible to participate in the 401(k) Plan. Employees may participate starting on the first day of the month following employment. Employees may contribute up to the lesser of 90% of eligible compensation or the applicable limit established by the Code.

Employees are 100% vested in their contributions to the 401(k) Plan. The Company matches 100% of a participant's contribution for the first 3% of their salary deferral and matches 50% of the next 2% of their salary deferral. As determined by the Board, the Company may elect to make a discretionary contribution not exceeding 60% of the annual compensation paid to all participating employees. The Company's contributions to the 401(k) Plan approximated $1.6 million, $1.4 million, and $1.1 million for the years ended December 31, 2016, 2015 and 2014, respectively.

Supernus Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2016, 2015 and 2014

15. Collaboration Agreements

Royalty Revenue

In the third quarter of 2014, the Company received a $30.0 million payment pursuant to a Royalty Interest Acquisition Agreement related to the purchase by Healthcare Royalty Partners III, L.P. (HC Royalty), of certain of the Company's rights under the agreement with United Therapeutics Corporation related to the commercialization of Orenitram (treprostinil) Extended-Release Tablets. We will retain full ownership of the royalty rights if and when a certain threshold is reached per the terms of the Agreement. We have recorded a non-recourse liability related to this transaction and have begun to amortize this amount to recognize non-cash royalty revenue as royalties are received by HC Royalty from United Therapeutics. We also recognized non-cash interest expense related to this liability that accrues at an effective interest rate, which is determined based on projections of HC Royalty's rate of return. We recognized royalty revenue of $4.7 million and $3.0 million for the years ended December 31, 2016 and 2015, respectively. We recognized non-cash interest expense of $4.5 million and $3.5 million for the years ended December 31, 2016 and 2015, respectively.

The Company has a license agreement with United Therapeutics Corporation to use one of its proprietary technologies for an oral formulation of Remodulin for the treatment of pulmonary arterial hypertension and potentially for additional indications. The revenue generated in the year ended December 31, 2014 was $2.0 million for a milestone payment.

16. Quarterly Financial Information (unaudited), see accompanying accountants' report

Quarterly financial information for fiscal 2016 and 2015 are presented in the following table, in thousands, except per share data, unaudited:

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2016
Revenue	$44,194	$51,626	$56,810	$62,374
Total costs and expenses	37,757	39,981	36,971	46,078
Operating income	6,437	11,645	19,839	16,296
Net income	4,825	10,251	61,826	14,320
Net income per share, basic	0.10	0.21	1.25	0.29
Net income per share, diluted	0.08	0.18	1.18	0.26
2015
Revenue	$28,738	$35,678	$39,362	$43,687
Total costs and expenses	24,704	31,834	34,277	35,806
Operating income	4,034	3,844	5,085	7,881
Net income	738	2,437	3,916	6,853
Net income per share, basic	0.02	0.05	0.08	0.14
Net income per share, diluted	0.02	0.04	0.08	0.14

17. Subsequent Events

Subsequent to December 31, 2016, holders of the Notes converted approximately $1.0 million of the Notes. We issued a total of approximately 0.2 million shares of common stock in conversion of the

Supernus Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2016, 2015 and 2014

17. Subsequent Events (Continued)

principal amount of the Notes and accrued interest thereon resulting in a remaining outstanding balance of $3.6 million.

During the first quarter of 2017, the Company entered into settlement and license agreements with Zydus Pharmaceutical (USA), Inc. and Cadila Healthcare Limited (collectively, "Zydus") and with Actavis Laboratories, FL, Inc. et al. (collectively, "Actavis," now a subsidiary of Teva Pharmaceuticals Industries, Ltd.) to settle ongoing patent litigation regarding Zydus' and Actavis' respective ANDA filings seeking approval to market a generic version of the Company's Trokendi XR (extended-release topiramate) capsules. These agreements prohibit Zydus and Actavis from selling a generic version of Trokendi XR before January 1, 2023 except under certain circumstances.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.    CONTROLS AND PROCEDURES.

Attached to this Annual Report on Form 10-K as Exhibits 31.1 and 31.2 there are two certifications, termed the Section 302 certifications, one by each of our Chief Executive Officer (CEO) and our Chief Financial Officer (CFO). This Item 9A contains information concerning the evaluation of our disclosure controls and procedures and internal control over financial reporting that is referred to in the Section 302 Certifications. This information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act has been appropriately recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosure.

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2016, the end of the period covered by this report. Based on that evaluation, under the supervision and with the participation of our management, including our CEO and CFO, we concluded that our disclosure controls and procedures were not effective as of December 31, 2016 at the reasonable assurance level because of the material weaknesses in our internal control over financial reporting described below.

Notwithstanding the identified material weaknesses, management has concluded that the consolidated financial statements included in this Annual Report on Form 10-K fairly present in all material respects our financial condition, results of operations and cash flows at and for the periods presented in accordance with U.S. GAAP.

2016 was the first year that the Company was subject to compliance and testing procedures under Section 404(b) of the Sarbanes-Oxley Act relating to internal controls over financial reporting.

Management Report on Internal Control over Financial Reporting

Our management, under the supervision and with the participation of the CEO and CFO, is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting is defined in Exchange Act Rule 13a-15(f) as a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. The Company's internal control over financial reporting includes those policies and procedures that (1) pertain to the management of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

All internal control systems, no matter how well designed, have inherent limitations. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

A material weakness is defined as a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of annual or interim consolidated financial statements will not be prevented or detected on a timely basis. A deficiency exists when the design or operation of a control does not allow management or employees, in the normal course of performing their assigned functions, to prevent or detect misstatements on a timely basis.

Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2016 based on criteria related to internal control over financial reporting described in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO 2013 Framework). Based on management's assessment using these criteria, our management concluded that, as of December 31, 2016, our internal control over financial reporting was not effective due to the following control deficiencies.

The Company did not have adequately trained resources with assigned responsibility and accountability over the design and operation of internal controls. Specifically, Company personnel did not have a sufficient understanding of the COSO 2013 Framework and its application to internal controls over financial reporting, and their responsibilities for effective internal control. Also, the Company did not have an effective risk assessment process that assessed necessary changes in financial reporting and internal controls impacted by changes in information technology systems.

As a consequence, the Company did not have effective control activities over the following.

  •
  The Company did not have effective operation of controls over the completeness and accuracy of key assumptions and data analyzed by a third party consultant and ultimately used by management to determine the returns portion of accrued sales deductions.

  •
  The Company did not have effective general information technology controls ("GITCs") over the Microsoft Dynamics AX information technology system and the employee expense reimbursement system. Specifically, the Company did not have IT user access controls designed to restrict privileges to IT applications and the AX database commensurate with their assigned authorities and responsibilities. Furthermore, the Company did not have adequate program change controls over the AX IT applications and the AX database, designed to actively monitor program changes so as to ensure that changes were appropriate and that any deficiencies were investigated and remediated. As a result, process-level automated and manual controls related to these IT systems were also ineffective. These IT systems affect all financial reporting processes.

The control deficiencies described above resulted in no misstatements in our consolidated financial statements as of and for the fiscal year ended December 31, 2016. However, these control deficiencies create a reasonable possibility that a material misstatement to our consolidated financial statements will not be prevented or detected on a timely basis. We concluded that the deficiencies represent material weaknesses in our internal control over financial reporting and our internal control over financial reporting was not effective as of December 31, 2016.

The independent registered public accounting firm, KPMG LLP has expressed an adverse report on the effectiveness of our internal control over financial reporting as of December 31, 2016. Their report is included herein.

Management's Remediation Plan

The Company will execute the following steps in 2017 to remediate the aforementioned material weaknesses in its internal control over financial reporting:

  •
  The Company is actively looking to recruit personnel that have requisite experience working with the implementation of financial accounting and internal controls policies and procedures.

  •
  The Company will sponsor ongoing training related to the COSO 2013 Framework best practices for personnel that are accountable for internal control over financial reporting.

  •
  The Company has taken certain actions and plans to take further action to strengthen our control procedures surrounding GITCs, IT user access review and program change controls including the logging of changes to the IT applications and the database.

While the audit committee of our board of directors and senior management are closely monitoring this remediation, until the remediation efforts discussed in this section, including any additional remediation efforts that our senior management identifies as necessary, are complete, tested and determined effective, we will not be able to conclude that the material weaknesses have been remediated. In addition, we may need to incur incremental costs associated with this remediation, primarily due to the hiring and training of finance and accounting personnel, and the implementation of improved training procedures.

Changes in Internal Control over Financial Reporting

Our management, including our CEO and CFO, evaluated changes in our internal control over financial reporting that occurred during the quarterly period ended December 31, 2016. Other than the material weaknesses identified and assessed during the quarter described above under "Management Report on Internal Control over Financial Reporting," there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rule 13a-15 that occurred during the quarter ended December 31, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

We identified material weaknesses as of December 31, 2015 in internal control over financial reporting. Management's review revealed that our risk assessment process and our review controls over the accounting for significant, complex, and unusual accounting transactions were deficient, in that these controls were not designed to ensure that sufficient technical accounting expertise was applied to assess and document the appropriate accounting over such transactions. The presence of these control deficiencies created a reasonable possibility that a material misstatement to the consolidated financial statements would not be prevented or detected on a timely basis. Therefore, we concluded that the deficiencies represented a material weakness in the Company's internal control over financial reporting and that our internal control over financial reporting was not effective as of December 31, 2015. We believe the processes and control activities specific to determining and documenting the appropriate accounting for significant, complex and unusual accounting transactions were remediated as of December 31, 2016. During 2016 and particularly in the fourth quarter of 2016, we took action to strengthen our internal control procedures regarding the review of the accounting for significant, complex, and unusual transactions. Specifically, during 2016 we engaged third party accounting service providers with appropriate and relevant subject matter expertise to supplement our existing resources related to several accounting matters. This engagement included, among other actions, thorough considerations of potential alternative accounting treatment regarding significant, complex, and unusual transactions. We will continue this practice on a going forward basis.

ITEM 9B.    OTHER INFORMATION.

Not applicable.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this item is incorporated by reference to the similarly named section of our Proxy Statement for our 2017 Annual Meeting to be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2016.

ITEM 11.    EXECUTIVE COMPENSATION.

The information required by this item is incorporated by reference to the similarly named section of our Proxy Statement for our 2017 Annual Meeting to be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2016.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by Item 201(d) of Regulation S-K is set forth below. The remainder of the information required by this Item 12 is incorporated by reference from our definitive proxy statement for our 2017 Annual Meeting to be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2016.

The following table shows the number of securities that may be issued pursuant to our equity compensation plans (including individual compensation arrangements) as of December 31, 2016:

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)	Weighted-average exercise price of outstanding options, warrants and rights(1)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column(2))
Equity compensation plans approved by security holders	3,644,088	$10.25	4,387,491
Equity compensation plans not approved by security holders	—	—	—

Total	3,644,088	$10.25	4,387,491

(1)
The securities that may be issued are shares of the Company's Common Stock, issuable upon conversion of outstanding stock options.

(2)
The securities that remain available for future issuance are issuable pursuant to the 2012 Equity Incentive Plan.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this item is incorporated by reference to the similarly named section of our Proxy Statement for our 2017 Annual Meeting to be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2016.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this item is incorporated by reference to the similarly named section of our Proxy Statement for our 2017 Annual Meeting to be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2016.

 PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

  (a)(1)  Index to consolidated Financial Statements

The Financial Statements listed in the Index to Consolidated Financial Statements are filed as part of this Annual Report on Form 10-K. See Part II, Item 8, "Financial Statement and Supplementary Data."

  (a)(2)  Financial Statement Schedules

Other financial statement schedules for the years ended December 31, 2016 and 2015 have been omitted since they are either not required, not applicable, or the information is otherwise included in the consolidated financial statements or the notes to consolidated financial statements.

  (a)(3)  Exhibits

The Exhibits listed in the accompanying Exhibit Index are attached and incorporated herein by reference and filed as part of this report.

ITEM 16:    FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Securities 13 or 15(d) of the Securities and Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUPERNUS PHARMACEUTICALS, INC.
By:	/s/ JACK A. KHATTAR
	Name:	Jack A. Khattar
	Title:	President and Chief Executive Officer

Date: March 15, 2017

Pursuant to the requirements of the Securities Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities and the dates indicated below:

Signature	Title	Date

/s/ JACK A. KHATTAR	President and Chief Executive Officer and Director (Principal Executive Officer)	March 15, 2017
/s/ GREGORY S. PATRICK	Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 15, 2017
/s/ CHARLES W. NEWHALL, III.	Director and Chairman of the Board	March 15, 2017
/s/ GEORGES GEMAYEL	Director	March 15, 2017
/s/ FREDERICK M. HUDSON	Director	March 15, 2017
/s/ WILLIAM A. NUERGE	Director	March 15, 2017
/s/ JOHN M. SIEBERT, PH.D.	Director	March 15, 2017

EXHIBIT INDEX

Exhibit Number		Description
3.1	*	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-1, File No. 333-184930, as amended on November 28, 2012.)

3.2	*	Amended and Restated By-laws of the Registrant (incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-1, File No. 333-184930, as amended on November 28, 2012.)

4.1	*	Specimen Stock Certificate evidencing the shares of common stock (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-1, File No. 333-171375, as amended on March 16, 2012.)

4.2	*	Indenture dated as of May 3, 2013 by and between the Company and U.S. Banks National Associates, as Trustee and Collateral Agent (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on May 9, 2013, File No. 001-35518).

4.3	*	Form of 7.50% Convertible Senior Secured Note due 2019 (incorporated by reference to Exhibit 4.2 to the Form 8-K filed on May 9, 2013, File No. 001-35518).

4.4	*	Security and Pledge Agreement dated as of May 3, 2013 between the Company and U.S. Bank National Association, as Collateral Agent (incorporated by reference to Exhibit 4.2 to the Form 8-K filed on May 9, 2013, File No. 001-35518).

4.5	*	First Supplemental Indenture dated as of October 24, 2013 by and between the Company and U.S. Bank National Association as Trustee and Collateral Agent (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on October 24, 2013, File No. 001-35518).

10.1	*+	2005 Stock Plan and form agreements there under (incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-1, File No. 333-171375, as amended on December 23, 2011).

10.2	*+	Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.2 to the Company's Registration Statement on Form S-1, File No. 333-171375, as amended on December 23, 2011).

10.3	*+	Employment Agreement, dated as of December 22, 2005, by and between the Registrant and Jack Khattar (incorporated by reference to Exhibit 10.3 to the Company's Registration Statement on Form S-1, File No. 333-171375, as amended on December 23, 2011).

10.4	*+	Stock Restriction Agreement, dated December 22, 2005, by and between the Registrant and Jack Khattar (incorporated by reference to Exhibit 10.4 to the Company's Registration Statement on Form S-1, File No. 333-171375, as amended on December 23, 2011).

10.5	*	Lease, dated as of April 19, 1999, by and between ARE Acquisitions, LLC and Shire Laboratories Inc. (incorporated by reference to Exhibit 10.5 to the Company's Registration Statement on Form S-1, File No. 333-171375, as amended on December 23, 2011).

10.6	*	First Amendment to Lease, dated as of November 1, 2002, by and between ARE Acquisitions, LLC and Shire Laboratories Inc. (incorporated by reference to Exhibit 10.6 to the Company's Registration Statement on Form S-1, File No. 333-171375, as amended on December 23, 2011).

Exhibit Number		Description
10.7	*	Second Amendment to Lease, dated as of December 22, 2005, by and among ARE-East Gude Lease, LLC, Shire Laboratories Inc. and Supernus Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.7 to the Company's Registration Statement on Form S-1, File No. 333-171375, as amended on December 23, 2011).

10.8	*	Third Amendment to Lease, dated as of November 24, 2010, by and between ARE-East Gude Lease, LLC and the Registrant (successor-in-interest to Shire Laboratories Inc.) (incorporated by reference to Exhibit 10.8 to the Company's Registration Statement on Form S-1, File No. 333-171375, as amended on December 23, 2011).

10.9	*	Investor Rights Agreement, dated as of December 22, 2005, by and among the Registrant and the holders of shares of Series A convertible preferred stock identified therein, as amended (incorporated by reference to Exhibit 10.9 to the Company's Registration Statement on Form S-1, File No. 333-171375, as amended on December 23, 2011).

10.10	†*	Asset Purchase and Contribution Agreement, dated as of December 22, 2005, by and among the Registrant, Shire Laboratories Inc. and Shire plc (incorporated by reference to Exhibit 10.10 to the Company's Registration Statement on Form S-1, File No. 333-171375, as amended on March 16, 2012).

10.11	†*	Guanfacine License Agreement, dated as of December 22, 2005, by and among the Registrant, Shire LLC and Shire plc, as amended (incorporated by reference to Exhibit 10.11 to the Company's Registration Statement on Form S-1, File No. 333-171375, as amended on March 16, 2012).

10.12	†*	Exclusive License Agreement, dated as of June 6, 2006, by and between the Registrant and United Therapeutics Corporation (incorporated by reference to Exhibit 10.12 to the Company's Registration Statement on Form S-1, File No. 333-171375, as amended on March 16, 2012).

10.13	†*	Exclusive Option and License Agreement, dated as of April 27, 2006, by and between the Registrant and Afecta Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.13 to the Company's Registration Statement on Form S-1, File No. 333-171375, as amended on March 16, 2012).

10.14	†*	Purchase and Sale Agreement, dated as of June 9, 2006, by and between the Registrant and Rune HealthCare Limited (incorporated by reference to Exhibit 10.14 to the Company's Registration Statement on Form S-1, File No. 333-171375, as amended on March 16, 2012).

10.15	†*	Exclusive License Agreement, dated as of November 2, 2007, by and between the Registrant and Afecta Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.15 to the Company's Registration Statement on Form S-1, File No. 333-171375, as amended on March 16, 2012).

10.16	*	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.20 to the Company's Registration Statement on Form S-1, File No. 333-171375, as amended on February 14, 2012.

10.17	*+	Offer Letter, dated June 10, 2005, to Dr. Padmanabh P. Bhatt from the Registrant (incorporated by reference to Exhibit 10.22 to the Company's Registration Statement on Form S-1, File No. 333-171375, as amended on March 16, 2012).

10.18	*+	Amended and Restated Employment Agreement, dated February 29, 2012, by and between the Registrant and Jack Khattar (incorporated by reference to Exhibit 10.23 to the Company's Registration Statement on Form S-1, File No. 333-171375, as amended on March 16, 2012).

Exhibit Number		Description
10.20	*+	Form of Time-Based Incentive Stock Option Agreement under the Supernus Pharmaceuticals, Inc. 2012 Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.26 to the Company's Registration Statement on Form S-1, File No. 333-171375, as amended on April 11, 2012).

10.21	*+	Form of Non-Statutory Time-Based Stock Option Agreement under the Supernus Pharmaceuticals, Inc. 2012 Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.27 to the Company's Registration Statement on Form S-1, File No. 333-171375, as amended on April 11, 2012).

10.23	*	Amendment No. 2 to Investor Rights Agreement dated April 6, 2012 by and among the Registrant and the holders of shares of Series A convertible preferred stock identified therein (incorporated by reference to Exhibit 10.29 to the Company's Registration Statement on Form S-1, File No. 333-171375, as amended on April 11, 2012).

10.24	*+	Offer letter to Stefan K.F. Schwabe dated June 25, 2012 (incorporated by reference to Exhibit 10.1 to the Company's quarterly report filed on Form 10-Q, File No. 001-35518, on November 2, 2012).

10.25	†*	Commercial Supply Agreement, dated August 23, 2012, by and among Patheon, Inc. and the Company (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on February 7, 2013, File No., 333-171375).

10.26	*	Lease Agreement, dated February 6, 2013, by and among ARE-1500 East Gude, LLC and the Company.

10.27	†*	Commercial Supply Agreement dated December 5, 2012 by and among Catalent Pharma Solutions, LLC and the Company (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on August 13, 2013, File No. 001-35518).

10.28	*+	Compensatory Arrangements of Certain Executive Officers for 2017 (incorporated by reference to Item 5.02 of the Form 8-K filed on March 1, 2017, File No. 001-35518).

10.29	*	Royalty Interest Acquisition Agreement, dated July 1, 2014, by and between Supernus Pharmaceuticals, Inc. and HealthCare Royalty Partners III, L.P. (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on July 8, 2014, File No. 001-35518).

10.30	*	Security Agreement, dated July 1, 2014, by and between Supernus Pharmaceuticals, Inc. and HealthCare Royalty Partners III, L.P. (incorporated by reference to Exhibit 10.2 to the Form 8-K filed on July 8, 2014, File No. 001-35518).

10.31	*+	Form of Executive Retention Agreement (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on September 18, 2014, File No. 001-35518).

10.32	*+	Amendment to Amended and Restated Employment Agreement, dated August 8, 2014, by and between Supernus Pharmaceuticals, Inc. and Jack Khattar (incorporated by reference to Exhibit 10.2 to the Form 8-K filed on August 11, 2014, File No. 001-35518).

10.33	*	Fourth Amendment to Lease Agreement, dated October 20, 2014, by and between ARE-Acquisitions, LLC and Supernus Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on October 24, 2014, File No. 001-35518).

10.34	*	First Amendment to Lease Agreement, dated October 20, 2014, by and between ARE-1500 East Gude, LLC and Supernus Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.2 to the Form 8-K filed on October 24, 2014, File No. 001-35518).

10.35	*+	Second Amendment to Amended and Restated Employment Agreement, dated March 2, 2016, by and between Supernus Pharmaceuticals, Inc. and Jack Khattar (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on March 4, 2016, File No. 001-35518).

Exhibit Number		Description
10.36	†*	Settlement Agreement, dated October 14, 2015, by and between Supernus Pharmaceuticals, Inc., Par Pharmaceutical Companies, Inc., and Par Pharmaceutical, Inc. (incorporated by reference to Exhibit 10.36 to the Annual Report on Form 10-K for the period ended December 31, 2015, filed on March 9, 2016)

10.37	*+	Supernus Pharmaceuticals, Inc. Second Amended and Restated 2012 Equity Incentive Plan (incorporated by reference to Appendix A to the Company's Proxy Statement on Form DEF 14A, filed on April 19, 2016, File No. 001-35518).

10.38	*+	Supernus Pharmaceuticals, Inc. Second Amended and Restated 2012 Employee Stock Purchase Plan (incorporated by reference to Appendix B to the Company's Proxy Statement on Form DEF 14A, filed on April 19, 2016, File No. 001-35518).

14	*	Code of Ethics.

21	*	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to the Company's Registration Statement on Form S-1, File No. 333-184930, as amended on November 28, 2012).

23.1	**	Consent of Ernst & Young LLP

23.2	**	Consent of KPMG LLP

31.1	**	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	**	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

32.1	**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101 INS	**	XBRL Instance Document.

101 SCH	**	XBRL Taxonomy Extension Schema Documents.

101 CAL	**	XBRL Taxonomy Extension Calculation Linkbase Document.

101 DEF	**	XBRL Taxonomy Extension Definition Linkbase Document.

101 LAB	**	XBRL Taxonomy Extension Label/Linkbase Document.

101 PRE	**	XBRL Taxonomy Extension Presentation Linkbase Document.

†
Confidential treatment requested under 17 C.F.R. §§200.80(b)(4) and 230.406. The confidential portions of this exhibit have been omitted and are marked accordingly. The confidential portions have been filed separately with the Securities and Exchange Commission pursuant to the Confidential Treatment Request.

+
Indicates a management contract or compensatory plan, contract or arrangement in which directors or officers participate.

*
Previously filed.

**
Filed herewith.