Form 10-Q
period 2017-03-31
SUPERNUS PHARMACEUTICALS INC
filed 2017-05-09
CIK 1356576

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☒ Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐ Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☒ No

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of the close of business on May 2, 2017 was 50,282,397.

SUPERNUS PHARMACEUTICALS, INC.

FORM 10-Q — QUARTERLY REPORT

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2017

PART I — FINANCIAL INFORMATION

Supernus Pharmaceuticals, Inc.

Consolidated Balance Sheets

(in thousands, except share amounts)

	March 31,	December 31,
	2017	2016
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$59,599	$66,398
Marketable securities	27,533	23,723
Accounts receivable, net	38,885	41,527
Inventories, net	19,167	16,801
Prepaid expenses and other current assets	4,573	2,955
Total current assets	149,757	151,404
Long term marketable securities	89,163	75,410
Property and equipment, net	4,342	4,344
Deferred legal fees	11,331	19,860
Intangible assets, net	29,450	16,490
Other non-current assets	350	331
Deferred income taxes	37,863	41,729

Total assets	$322,256	$309,568

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$5,056	$8,055
Accrued sales deductions	43,450	41,943
Accrued expenses	26,890	27,427
Accrued income taxes payable	1,675	7
Non-recourse liability related to sale of future royalties, current portion	4,645	3,101
Deferred licensing revenue	287	209
Total current liabilities	82,003	80,742
Deferred licensing revenue, net of current portion	1,365	1,501
Convertible notes, net	3,310	4,165
Non-recourse liability related to sale of future royalties, long term	25,555	27,289
Other non-current liabilities	3,936	4,002
Derivative liabilities	23	114
Total liabilities	116,192	117,813

Stockholders’ equity:
Common stock, $0.001 par value, 130,000,000 shares authorized at March 31, 2017 and December 31, 2016; 50,226,397 and 49,971,267 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	50	50
Additional paid-in capital	279,792	276,127
Accumulated other comprehensive income (loss), net of tax	32	(134)
Accumulated deficit	(73,810)	(84,288)
Total stockholders’ equity	206,064	191,755

Total liabilities and stockholders’ equity	$322,256	$309,568

See accompanying notes.

Supernus Pharmaceuticals, Inc.

Consolidated Statements of Operations

(in thousands, except share and per share data)

	Three Months ended March 31,
	2017	2016
	(unaudited)
Revenue
Net product sales	$56,369	$43,025
Royalty revenue	1,149	1,119
Licensing revenue	58	50

Total revenue	57,576	44,194

Costs and expenses
Cost of product sales	2,949	2,035
Research and development	9,601	10,562
Selling, general and administrative	28,238	25,160

Total costs and expenses	40,788	37,757

Operating income	16,788	6,437

Other income (expense)
Interest income	531	327
Interest expense	(90)	(179)
Interest expense-nonrecourse liability related to sale of future royalties	(959)	(1,279)
Changes in fair value of derivative liabilities	54	101
Loss on extinguishment of debt	(101)	(382)

Total other expense	(565)	(1,412)

Earnings before income taxes	16,223	5,025

Income tax expense	5,926	200

Net income	$10,297	$4,825

Earnings per share:
Basic	$0.21	$0.10
Diluted	$0.19	$0.08

Weighted-average number of common shares outstanding:
Basic	50,158,634	49,240,099
Diluted	52,764,442	51,152,072

See accompanying notes.

Supernus Pharmaceuticals, Inc.

Consolidated Statements of Comprehensive Income

(in thousands)

	Three Months ended March 31,
	2017	2016
	(unaudited)

Net income	$10,297	$4,825
Other comprehensive income:
Unrealized net gain on marketable securities, net of tax	166	656
Other comprehensive income:	166	656

Comprehensive income	$10,463	$5,481

See accompanying notes.

Supernus Pharmaceuticals, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Three Months ended March 31,
	2017	2016
	(unaudited)
Cash flows from operating activities
Net income	$10,297	$4,825

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Loss on extinguishment of debt	101	382
Change in fair value of derivative liability	(54)	(101)
Depreciation and amortization	741	429
Non-cash interest expense, net/interest (income), net	(313)	155
Non-cash interest expense on non-recourse liability related to sale of future royalties	959	1,279
Non-cash royalty revenue	(1,149)	(1,119)
Share-based compensation expense	1,827	1,359
Deferred income tax benefit	4,258	—
Changes in operating assets and liabilities:
Accounts receivable	2,642	(4,744)
Inventories	(2,366)	(457)
Prepaid expenses and other assets	(1,618)	260
Accounts payable	(3,133)	(1,691)
Accrued sales deductions	1,507	1,903
Accrued expenses	(1,865)	(6,017)
Accrued income taxes payable	1,668	22
Deferred licensing revenue	(58)	300
Other non-current liabilities	(86)	73
Net cash provided by (used in) operating activities	13,358	(3,142)

Cash flows from investing activities
Purchases of marketable securities	(22,193)	(17,335)
Sales and maturities of marketable securities	5,140	7,400
Purchases of property, plant and equipment	(300)	(279)
Deferred legal fees	(3,408)	(436)
Net cash used in investing activities	(20,761)	(10,650)

Cash flows from financing activities
Proceeds from issuance of common stock	604	124
Net cash provided by financing activities	604	124

Net change in cash and cash equivalents	(6,799)	(13,668)
Cash and cash equivalents at beginning of period	66,398	33,498
Cash and cash equivalents at end of period	$59,599	$19,830

Noncash financial activity:
Conversion of convertible notes and interest make-whole	$1,023	$2,138
Deferred legal fees included in accounts payable and accrued expenses	$6,584	$3,779

See accompanying notes.

Supernus Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements

For the Three Months ended March 31, 2017 and 2016

(unaudited)

1.  Organization and Business

Supernus Pharmaceuticals, Inc. (the Company) was incorporated in Delaware and commenced operations in 2005. The Company is a specialty pharmaceutical company focused on developing and commercializing products for the treatment of central nervous system (CNS) diseases, including neurological and psychiatric disorders. The Company markets two products, Oxtellar XR for the treatment of epilepsy and Trokendi XR for the treatment of migraine and epilepsy, and has several proprietary product candidates in clinical development that address the psychiatry market.

The Company commercialized Oxtellar XR and Trokendi XR in 2013. The Company launched Trokendi XR for the treatment of migraine in April 2017.

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

As permitted under Generally Accepted Accounting Principles in the United States (U.S. GAAP), certain notes and other information have been omitted from the interim unaudited consolidated financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC.

In the opinion of management, the consolidated financial statements reflect all adjustments necessary to fairly present the Company’s financial position, results of operations, and cash flows for the periods presented. These adjustments are of a normal recurring nature.  The Company currently operates in one business segment.

The results of operations for the three months ended March 31, 2017 are not necessarily indicative of the Company’s future financial results.

Marketable Securities

Marketable securities consist of investments in U.S. Treasuries, certificates of deposit, various U.S. governmental agency debt securities, corporate and municipal bonds and other fixed income securities. The Company places all investments with government, industrial, or financial institutions whose debt is rated as investment grade. The Company classifies all available-for-sale marketable securities with maturities greater than one year from the balance sheet date as non-current assets.

The Company’s investments are classified as available-for-sale. Such securities are carried at estimated fair value. Any unrealized holding gains or losses are reported, net of any tax effects reported, as accumulated other comprehensive income (loss), which is a separate component of stockholders’ equity.

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

The Company established the Supernus Supplemental Executive Retirement Plan (SERP) for the sole purpose of receiving funds for executives from a previous SERP and providing a continuing deferral program under the Supernus SERP. As of March 31, 2017 and December 31, 2016, the fair value of the SERP was $294,000 and $275,000, respectively. The fair value of these assets is included within other non-current assets on the consolidated balance sheets. A corresponding non-current liability is also included in the consolidated balance sheets to reflect the Company’s obligation for the SERP. The Company has not made, and has no plans to make, contributions to the SERP. The securities are restricted in nature and can only be used for purposes of paying benefits under the SERP.

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

The Company recorded an allowance for expected sales discounts of approximately $5.3 million and $5.6 million as of March 31, 2017 and December 31, 2016, respectively.

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

Deferred Legal Fees

Legal fees have been incurred in connection with legal proceedings related to the defense of patents for Oxtellar XR and Trokendi XR (see Note 6). Amortization of the deferred legal fees will begin upon successful outcome of the ongoing litigation. Deferred legal fees will be charged to expense in the event of an unsuccessful outcome of the ongoing litigation.

Intangible Assets

Intangible assets consist of deferred legal fees related to patents. Patents are carried at cost less accumulated amortization, which is calculated on a straight-line basis over the estimated useful lives of the patents. The carrying value of the patents and deferred legal fees are assessed for impairment annually during the fourth quarter of each year, or more frequently if impairment indicators exist. There were no indicators of impairment identified at March 31, 2017 or December 31, 2016.

Impairment of Long-Lived Assets

Long-lived assets consist primarily of patents defense costs, deferred legal fees, and property and equipment. The Company assesses the recoverability of its long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If indications of impairment exist, projected future undiscounted cash flows associated with the asset are compared to the carrying amount to determine whether the asset’s value is recoverable. Evaluating for impairment requires judgment, including the estimation of future cash flows, future growth rates and profitability and the expected life over which cash flows will occur. Changes in the Company’s business strategy or adverse changes in market conditions could impact impairment analyses and could require the recognition of an impairment charge equal to the excess of the carrying value of the long-lived assets over its estimated fair value.

For the three months ended March 31, 2017 or year ended December 31, 2016, the Company determined that there was no impairment of the Company’s long-lived assets.

Deferred Financing Costs

Deferred financing costs consist of financing costs incurred by the Company in connection with the closing of the Company’s 7.50% Convertible Senior Secured Notes due 2019 (the Notes) and Secured Notes Payable (see Note 8). The Company amortizes deferred financing costs over the term of the related debt using the effective interest method. When extinguishing debt, the related deferred financing costs are written off.

Preclinical Study and Clinical Trial Accruals

We estimate preclinical study and clinical trial expenses based on the services performed pursuant to contracts with research institutions, investigators, and clinical research organizations (CROs) that conduct these activities on our behalf. In recording service fees, the Company estimates the time period over which the related services will be performed and compares the level of effort expended through the end of each period to the cumulative expenses recorded and payments made for such services. As appropriate, we accrue additional service fees or defer any non-refundable advance payments until the related services are performed. If the actual timing of the performance of services or the level of effort varies from the estimate, the Company will adjust its accrual or deferred advance payment accordingly. If the Company later determines that it no longer expects the services associated with a nonrefundable advance payment to be rendered, the advance payment will be charged to expense in the period that such determination is made.

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

Sales Deductions

Allowances for estimated sales deductions are provided for the following:

•                  Rebates.  Rebates include mandated discounts under the Medicaid Drug Rebate Program, the Medicare coverage gap program, as well as negotiated discounts with commercial healthcare providers. Rebates are amounts owed after the final dispensing of product to a benefit plan participant and are based upon contractual agreements or legal requirements with the public sector (e.g. Medicaid) and with private sector benefit providers (e.g., Commercial managed care). The allowance for rebates is based on statutory and contractual discount rates and expected claimed rebates paid based on a plan provider’s utilization. Rebates are generally invoiced and paid quarterly in arrears so that the accrual balance consists of an estimate of the amount expected to be incurred for the current quarter’s activity, plus an accrual balance for known or estimated prior quarters’ unpaid rebates. If actual rebates vary from estimates, we may need to adjust balances of such rebates to reflect the actual expenditures of the Company with respect to these programs, which would affect revenue in the period of adjustment.

•                  Co-pay assistance.  Patients who pay in cash or have commercial insurance and meet certain eligibility requirements may receive co-pay assistance from the Company. The intent of this program is to reduce the patient’s out of pocket costs when filling a prescription. Liabilities for co-pay assistance are based on actual program participation and estimates of program redemption using data provided by third-party administrators.

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

•                  Returns.  Sales of our products are not subject to a general right of return; however, the Company will accept product that is damaged or defective when shipped directly from our warehouse. The Company will accept expired product six months prior to and up to 12 months subsequent to its expiry date. Product that has been used to fill patient prescriptions is no longer subject to any right of return.

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

Revenue Recognition of License Revenue

License and Collaboration Agreements

We have entered into collaboration agreements to commercialize both Oxtellar XR and Trokendi XR outside of the U.S. These agreements generally include an up-front license fee and ongoing milestone payments upon the achievement of specific events. We believe that when milestones meet all of the necessary criteria to be considered substantive, these should be recognized as revenue when achieved. For up-front license fees, we have estimated the service period of the contract and are recognizing revenue on a straight-line basis over the respective service period.

Milestone Payments

Milestone payments on licensing agreements are recognized as revenue when the collaborative partner acknowledges completion of the milestone and substantive effort was necessary to achieve the milestone. Management may recognize milestone revenue in the period in which the milestone is achieved only if the milestone meets all the criteria to be considered substantive. Substantive milestone payments are recognized upon achievement only if all of the following conditions are met:

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

Determination as to whether a payment meets the aforementioned conditions involves management’s judgment. If any of these conditions are not met, the resulting payment would not be considered a substantive milestone. Therefore, the resulting payment would be considered part of the consideration for the single unit of accounting and amortized over the appropriate period.

There was no milestone revenue during the three months ended March 31, 2017 or 2016.

Royalty Revenue

We recognize non-cash royalty revenue for royalty amounts earned pursuant to a royalty agreement with United Therapeutics. In 2014, the Company sold certain of these royalty rights to Healthcare Royalty Partners III, L.P. (HC Royalty) (see Note 14). Accordingly, the Company records non-cash royalty revenue when payments are made from United Therapeutics to HC Royalty in connection with these agreements.

Cost of Product Sales

The cost of product sales consists primarily of materials, third-party manufacturing costs, freight and distribution costs, allocation of labor, quality control and assurance, and other manufacturing overhead costs.

Research and Development Costs

Research and development costs are expensed as incurred. Research and development costs primarily consist of employee-related expenses, including salaries and benefits; share-based compensation expense; expenses incurred under agreements with CROs, payments to investigators and consultants that conduct the Company’s clinical trials; the cost of acquiring and manufacturing clinical trial materials; the cost of manufacturing materials used in process validation, to the extent that those materials are manufactured prior to receiving regulatory approval for those products and are not expected to be sold commercially; facilities costs that do not have an alternative future use; related depreciation and other allocated expenses; license fees for, and milestone payments related to, in-licensed products and technologies; and costs associated with animal testing activities and regulatory approvals.

Advertising Expense

The costs of the Company’s advertising efforts are expensed as incurred. The Company incurred approximately $6.7 million and $6.4 million in advertising costs for the three months ended March 31, 2017 and 2016, respectively, which are recorded in the selling, general and administrative expense line of the Statement of Operations.

Share-Based Compensation

Employee share-based compensation is measured based on the estimated fair value on the grant date. The grant date fair value is calculated using the Black-Scholes option-pricing model, which requires the use of subjective assumptions including volatility, expected term, risk-free rate, and the fair value of the underlying common stock. The Company recognizes expense using the straight-line method.

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

The Company accounts for uncertain tax positions in its consolidated financial statements when it is more-likely-than-not that the position will be sustained upon examination by the tax authorities. Such tax positions must initially and subsequently be measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the tax authority, assuming full knowledge of the position and relevant facts. The Company’s policy is to recognize any interest and penalties related to income taxes as income tax expense.

Recently Issued Accounting Pronouncements

In August 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-15, “Classification of Certain Cash Receipts and Cash Payments.” The standard eliminates diversity in the practice of how certain cash receipts and cash payments are presented and classified in the statement of cash flows under Topic 230, Statement of Cash Flows, and other Topics. ASU 2016-15 is effective for annual reporting periods, and interim periods therein, beginning after December 15, 2017. The Company does not expect the adoption of this guidance to have a material impact on its Consolidated Financial Statements.

In March 2016, the FASB issued ASU No. 2016-09, “Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” The standard is intended to simplify several areas of accounting for share-based compensation arrangements, including the income tax impact, classification on the statement of cash flows and forfeitures. ASU 2016-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, and early adoption is permitted. The Company adopted ASU 2016-09 on January 1, 2017 using the modified retrospective approach. As a result, the Company recorded a cumulative effect adjustment of $211,000 to increase the 2017 beginning of period additional paid-in capital balance, with an offset to accumulated deficit for historical forfeitures assumptions. Additionally, the Company recorded an opening balance sheet adjustment of $392,000 to increase our deferred tax asset, with an offset to accumulated deficit, primarily to recognize excess tax benefits (i.e. windfalls) from stock option exercises in prior years combined with the impact of the $211,000 adjustment to historical forfeiture expense.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842).” The standard requires a lessee to recognize assets and liabilities on the balance sheet for leases with lease terms greater than 12 months. ASU 2016-02 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018, and early adoption is permitted. We expect the ASU to have a material impact on our assets and liabilities due to the addition of previously classified operating leases, but we do not expect it to have a material impact on our cash flows or results of operations.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers.” ASU 2014-09 will eliminate transaction-and industry-specific revenue recognition guidance under current U.S. GAAP and replace it with a principles-based approach for determining revenue recognition. ASU 2014-09 will require that companies recognize revenue based on the value of transferred goods or services as they occur in the contract. The ASU also will require additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2017, with early adoption being permitted for periods ending after December 15, 2016. Entities can transition to the standard either retrospectively or as a cumulative effect adjustment as of the date of adoption. We are in the process of evaluating the potential revenue implications of the standard change, which may result in changes to our revenue recognition practices around license and collaboration agreements.

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

	Fair Value Measurements at
	March 31, 2017
	(unaudited)
			Significant
	Total Carrying	Quoted Prices	Other	Significant
	Value at	in Active	Observable	Unobservable
	March 31,	Markets	Inputs	Inputs
	2017	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and cash equivalents	$59,599	$59,599	$—	$—
Marketable securities	27,533	656	26,877	—
Long term marketable securities	89,163	—	89,163	—
Marketable securities - restricted (SERP)	294	—	294	—
Total assets at fair value	$176,589	$60,255	$116,334	$—

Liabilities:
Derivative liabilities	$23	$—	$—	$23

	Fair Value Measurements at
	December 31, 2016
			Significant
	Total Carrying	Quoted Prices	Other	Significant
	Value at	in Active	Observable	Unobservable
	December 31,	Markets	Inputs	Inputs
	2016	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and cash equivalents	$66,398	$66,398	$—	$—
Marketable securities	23,723	656	23,067	—
Long term marketable securities	75,410	—	75,410	—
Marketable securities - restricted (SERP)	275	—	275	—
Total assets at fair value	$165,806	$67,054	$98,752	$—

Liabilities:
Derivative liabilities	$114	$—	$—	$114

The fair value of the restricted marketable securities is included within other non-current assets in the consolidated balance sheets.

The Company’s Level 1 assets include cash held with banks, certificate of deposits, and money market funds.

Level 2 assets include the SERP assets, commercial paper and investment grade corporate bonds and other fixed income securities. Level 2 securities are valued using third-party pricing sources that apply applicable inputs and other relevant data into their models to estimate fair value.

Level 3 liabilities include the estimated fair value of the interest make-whole liability associated with the Notes, which are recorded as derivative liabilities.

The fair value of the interest make-whole liability of the Notes was calculated using a binomial-lattice model with the following key assumptions as of March 31, 2017, unaudited:

Volatility	45%
Stock Price as of March 31, 2017	$31.30 per share
Credit Spread	900 bps
Term	1 month
Dividend Yield	0.0%

Changes in the fair value of the interest make-whole liability are recognized as a component of other income (expense) in the Consolidated Statements of Operations. The following table presents information about the Company’s Level 3 liabilities as of March 31, 2017 and December 31, 2016 that are included in the non-current liabilities section of the Consolidated Balance Sheets, in thousands:

Three Months ended
March 31, 2017
(unaudited)

Balance at December 31, 2016	114

Changes in fair value of derivative liabilities included in earnings	(54)
Reduction due to conversion of debt to equity	(37)

Balance at March 31, 2017	$23

The carrying value, face value and estimated fair value of the Notes was approximately $3.3 million, $3.6 million and $21.2 million, respectively, as of March 31, 2017. The fair value was estimated based on actual trade information as well as quoted prices provided by bond traders, which would be characterized within Level 2 of the fair value hierarchy. This fair value amount gives recognition to the value of the interest make-whole liability and the value of the conversion option. Upon issuance these were accounted for as derivative liabilities and additional paid-in-capital, respectively.

The carrying amounts of other financial instruments, including accounts receivable, accounts payable and accrued expenses approximate fair value due to their short-term maturities.

Unrestricted marketable securities held by the Company were as follows, in thousands:

At March 31, 2017 (unaudited):

Available for Sale	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate debt securities	$116,883	135	(322)	$116,696

At December 31, 2016:

Available for Sale	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate debt securities	$99,487	86	(440)	$99,133

The contractual maturities of the unrestricted available for sale marketable securities held by the Company were as follows, in thousands:

March 31,
2017
(unaudited)
Less Than 1 Year	$27,533
1 year to 2 years	24,722
3 years to 4 years	64,441
Greater Than 4 Years	—
Total	$116,696

The Company has not experienced any other-than-temporary losses on its marketable securities and restricted marketable securities. The cost of securities sold is calculated using the specific identification method.

4. Inventories

Inventories consist of the following, in thousands:

	March 31,	December 31,
	2017	2016
	(unaudited)
Raw materials	$4,307	$2,091
Work in process	9,399	8,874
Finished goods	5,461	5,836
	$19,167	$16,801

5.  Property and Equipment

Property and equipment consist of the following, in thousands:

	March 31,	December 31,
	2017	2016
	(unaudited)
Computer equipment	$1,206	$1,206
Software	1,876	1,807
Lab equipment and furniture	6,892	6,758
Leasehold improvements	2,722	2,642
Construction in progress	45	28
	12,741	12,441
Less accumulated depreciation and amortization	(8,399)	(8,097)
	$4,342	$4,344

Depreciation and amortization expense on property and equipment was approximately $302,000 and $287,000 for the three months ended March 31, 2017 and 2016, respectively.

6.  Deferred Legal Fees and Intangible Assets

Deferred legal fees have been incurred in connection with patents for Oxtellar XR and Trokendi XR. As of March 31, 2017 and December 31, 2016, the Company had deferred legal fees of $11.3 million and $19.9 million, respectively.

The following sets forth the gross carrying amount and related accumulated amortization of the intangible asset, in thousands:

	Weighted-	March 31,	December 31,
	Average Life	2017	2016
	(unaudited)
Capitalized patent defense costs	5.9 - 11 years	$31,172	$17,773

Less accumulated amortization		(1,722)	(1,283)
		$29,450	$16,490

In March 2017, the Company entered into two settlements with various companies related to Trokendi XR patent litigation, at which time the Company reduced deferred legal fees by $12.6 million and transferred these amounts to intangible assets. The Company subsequently began amortizing the cost of litigation, and will continue to do so through the settlement date of January 1, 2023.

The net book value of intangible assets was $29.5 million as of March 31, 2017 and $16.5 million as of December 31, 2016. The increase in intangible assets reflects the settlement of lawsuits related to Trokendi XR during the first quarter of 2017.

Amortization expense on intangible assets was approximately $439,000 and $142,000 for the three months ended March 31, 2017 and 2016, respectively.

There were no indicators of impairment identified at March 31, 2017 or March 31, 2016.

7.  Accrued Expenses

Accrued expenses are comprised of the following, in thousands:

	March 31,	December 31,
	2017	2016
	(unaudited)

Accrued compensation	$7,950	$9,145
Accrued professional fees	6,409	4,350
Accrued clinical trial and clinical supply costs	5,509	5,919
Accrued product costs	1,398	1,794
Accrued sales and marketing expenses	605	528
Accrued interest expense	120	61
Other accrued expenses	4,899	5,630
	$26,890	$27,427

8.   Convertible Senior Secured Notes

The table below summarizes activity related to the Notes from issuance on May 3, 2013 through March 31, 2017, in thousands:

Gross proceeds	$90,000
Initial value of interest make-whole derivative reported as debt discount	(9,270)
Conversion option reported as debt discount and APIC	(22,336)
Conversion of debt to equity - principal	(85,425)
Conversion of debt to equity - accretion of debt discount and deferred financing costs	25,767
Accretion of debt discount and deferred financing costs	5,429
December 31, 2016 carrying value	4,165

Conversion of debt to equity - principal	(1,000)
Conversion of debt to equity - accretion of debt discount and deferred financing costs	114
Accretion of debt discount and deferred financing costs	31
March 31, 2017 carrying value, unaudited	$3,310

During the three month period ended March 31, 2017, approximately $1.0 million of the Notes were presented to the Company for conversion. Accordingly, the Company issued approximately 0.2 million shares of common stock in conversion of the principal amount of the Notes. The Company issued an additional 2,000 shares of common stock in settlement of the interest make-whole provision related to the converted Notes. As a result of the conversions, the Company incurred a loss of approximately $0.1 million on extinguishment of debt during the three months ended March 31, 2017, which is included as a separate component of other income (expense) on the Consolidated Statement of Operations. During the three month period ended March 31, 2016, as a result of approximately $2.0 million in note conversions, the Company incurred a loss of approximately $0.4 million on extinguishment of debt.

9. Summary Stockholders’ Equity

The following summary table provides details related to the activity in certain captions within Stockholders’ Equity for the three month period ended March 31, 2017, in thousands.

	Common Stock	Additional Paid-in Capital	Accumulated Deficit
		(unaudited)

Balance, December 31, 2016	$50	$276,127	$(84,288)
Cumulative-effect adjustment	—	211	181
Balance at January 1, 2017	50	276,338	(84,107)
Share-based compensation	—	1,827	—
Exercise of stock options	—	604	—
Equity issued on note conversion	—	1,023	—
Net income	—	—	10,297
Balance, March 31, 2017	$50	$279,792	$(73,810)

During the three months ended March 31, 2017, the Company adopted ASU No. 2016-09, which simplifies several aspects of the accounting for share-based payments, including the Company’s election to eliminate the requirement to estimate the number of awards that are expected to be forfeit and, instead, account for forfeitures when they occur. The new standard requires the change to be adopted using the modified retrospective approach. As such, the Company recorded a cumulative effect adjustment of $211,000 to increase the 2017 beginning of period additional paid-in capital balances, with an offset to accumulated deficit for historical forfeitures assumptions. Additionally, the Company recorded an opening balance sheet adjustment of $392,000 to increase our deferred tax asset, with an offset to accumulated deficit, primarily to recognize excess tax benefits (i.e. windfalls) from stock option exercises in prior years combined with the impact of the $211,000 adjustment to historical forfeiture expense.

10. Share-Based Payments

The Company has adopted the Supernus Pharmaceuticals, Inc. 2012 Equity Incentive Plan (the 2012 Plan), which is stockholder approved, and provides for the grant of stock options and certain other awards, including stock appreciation rights (SAR), restricted and unrestricted stock, stock units, performance awards, cash awards and other awards that are convertible into or otherwise based on the Company’s common stock, to the Company’s key employees, directors, and consultants and advisors. The 2012 Plan is administered by the Company’s Board of Directors and provides for the issuance of up to 8,000,000 shares of the Company’s Common Stock. Option awards are granted with an exercise price equal to the estimated fair value of the Company’s Common Stock at the grant date. Option awards granted to employees, consultants and advisors generally vest in four annual installments, starting on the first anniversary of the date of grant and have ten-year contractual terms. Option awards granted to the directors generally vest over a one-year term.

Share-based compensation recognized related to the grant of employee and non-employee stock options, SAR, Employee Stock Purchase Plan (ESPP) awards and non-vested stock was as follows, in thousands:

	March 31,
	2017	2016
	(unaudited)
Research and development	$317	$288
Selling, general and administrative	1,510	1,071
Total	$1,827	$1,359

The following table summarizes stock option and SAR activity:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)

Outstanding, December 31, 2016	3,644,088	$10.25	7.59
Granted (unaudited)	1,028,525	$25.30
Exercised (unaudited)	(64,901)	$9.31
Forfeited or expired (unaudited)	(4,575)	$17.38
Outstanding, March 31, 2017	4,603,137	$13.62	7.92

As of December 31, 2016:
Vested and expected to vest	3,591,528	$10.22	7.57
Exercisable	1,503,004	$8.62	6.49

As of March 31, 2017:
Vested and expected to vest (unaudited)	4,603,137	$13.62	7.92
Exercisable (unaudited)	2,238,770	$9.23	6.73

11.  Earnings per Share

Basic income per common share is determined by dividing income attributable to common stockholders by the weighted-average number of common shares outstanding during the period, without consideration of common stock equivalents. Diluted income per share is computed by dividing the income attributable to common stockholders by the weighted-average number of common share equivalents outstanding for the period. The treasury stock method is used to determine the dilutive effect of the Company’s stock option grants, SAR, and potential ESPP awards, and the if-converted method is used to determine the dilutive effect of the Company’s Notes.

The following common stock equivalents were excluded in the calculation of diluted income per share because their effect would be anti-dilutive as applied to the income from continuing operations applicable to common stockholders for the three months ended

March 31, 2017 and 2016:

	Three Months ended March 31,
	2017	2016
	(unaudited)
Shares underlying Convertible Senior Secured Notes	—	—
Stock options, stock appreciation rights, and ESPP awards	223,273	179,162

The following table sets forth the computation of basic and diluted net income per share for the three months ended March 31, 2017 and 2016, in thousands, except share and per share amounts:

	Three Months ended March 31,
	2017	2016
	(unaudited)
Numerator, in thousands:
Net income used for calculation of basic EPS	$10,297	$4,825

Interest expense on convertible debt	90	179
Changes in fair value of derivative liabilities	(54)	(101)
Loss on extinguishment of debt	101	382
Loss on extinguishment of outstanding debt,
as if converted	(320)	(1,229)
Total adjustments	(183)	(769)
Net income used for calculation of diluted EPS	$10,114	$4,056

Denominator:
Weighted average shares outstanding, basic	50,158,634	49,240,099

Effect of dilutive potential common shares:
Shares underlying Convertible Senior Secured Notes	683,743	1,383,472
Shares issuable to settle interest make-whole derivatives	7,012	71,537
Stock options and stock appreciation rights	1,915,053	456,964
Total potential dilutive common shares	2,605,808	1,911,973
Weighted average shares outstanding, diluted	52,764,442	51,152,072

Net income per share, basic	$0.21	$0.10
Net income per share, diluted	$0.19	$0.08

12. Income Taxes

The following table provides a comparative summary of our income tax expense and effective tax rate for the three months ended March 31, 2017 and 2016, in thousands:

	Three Months ended March 31,
	2017	2016
	(unaudited)
Income tax expense	$5,926	$200
Effective tax rate	36.5%	4%

The tax provision for the three months ended March 31, 2017, is attributed to the U.S. federal and state income. The increase in the income tax expense and the effective tax rate for the three months ended March 31, 2017 as compared to the same period in the prior year is primarily attributable to the release of the valuation allowance on the deferred tax asset during the third quarter of 2016.

13. Commitments and Contingencies

The Company has concurrent leases for office and lab space that extend through April 2020. The Company may elect to extend the term of the leases for an additional five-year term. The leases provide for a tenant improvement allowance of approximately $2.1 million in aggregate. During the three months ended March 31, 2017, $50,000 of the allowance was utilized. During the three months ended March 31, 2016, none of the allowance was utilized. As of March 31, 2017, $470,000 remains available for tenant improvements. Rent expense for the leased facilities and leased vehicles for the three months ended March 31, 2017 and March 31, 2016 was approximately $0.7 million in each period.

Future minimum lease payments under non-cancelable operating leases as of March 31, 2017 are as follows, in thousands, unaudited:

Year ending December 31:

2017 (remaining)	2,091
2018	1,436
2019	1,341
Thereafter	454
$5,322

The Company has obtained exclusive licenses from third parties for proprietary rights to support the product candidates in the Company’s psychiatry portfolio. Under license agreements with Afecta Pharmaceuticals, Inc. (Afecta), the Company has exclusive worldwide rights to selected product candidates, including an exclusive license to SPN-810. The Company does not owe any future milestone payments for SPN-810. The Company is obligated to pay royalties to Afecta as a low single digit percentage of worldwide net product sales.

The Company has also entered into a purchase and sale agreement with Rune HealthCare Limited (Rune), where the Company obtained the exclusive worldwide rights to a product concept from Rune. There are no future milestone payments due to Rune under this agreement. If the Company receives approval to market and sell any products based on the Rune product concept for SPN-809, the Company is obligated to pay royalties to Rune as a low single digit percentage of worldwide net product sales.

14. Collaboration Agreement

Royalty Revenue

In the third quarter of 2014, the Company received a $30.0 million payment pursuant to a Royalty Interest Acquisition Agreement related to the purchase by HC Royalty of certain of the Company’s rights under the agreement with United Therapeutics Corporation related to the commercialization of Orenitram (treprostinil) Extended-Release Tablets. We will retain full ownership of the royalty rights if and when a certain threshold is reached per the terms of the Agreement. We have recorded a non-recourse liability related to this transaction and have begun to amortize this amount to recognize non-cash royalty revenue as royalties are received by HC Royalty from United Therapeutics. We also recognized non-cash interest expense related to this liability that accrues at an effective interest rate, which is determined based on projections of HC Royalty’s rate of return. We recognized royalty revenue of $1.1 million and $1.1 million for the three months ended March 31, 2017 and 2016, respectively. We recognized non-cash interest expense of $1.0 million and $1.3 million for the three months ended March 31, 2017 and 2016, respectively.

15. Subsequent Events

Subsequent to March 31, 2017, holders of the Notes converted approximately $2.0 million of the Notes. We issued a total of approximately 377,411 shares of common stock in conversion of the principal amount of the Notes and accrued interest thereon resulting in a remaining outstanding balance of $1.6 million.

On April 5, 2017, the United States Food and Drug Administration granted final approval to the Company’s Supplemental New Drug Applications requesting a label expansion for Trokendi XR® to include prophylaxis of migraine headache in adults and adolescents.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to help the reader understand the results of operations and the financial condition of the Company. The interim financial statements included in this report and this Management’s Discussion and Analysis of our Financial Condition and Results of Operations should be read in conjunction with our audited consolidated financial statements and notes thereto for the year ended December 31, 2016 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 16, 2017.

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

Oxtellar XR and Trokendi XR are the first once-daily extended release oxcarbazepine and topiramate products, indicated for patients with epilepsy in the U.S. market. On April 5, 2017, Trokendi XR received final approval from the United States Food and Drug Administration (FDA) for the additional indication of treatment of prophylaxis of migraine headache in adults and adolescents. These products differ from immediate release products by offering once-daily dosing and unique pharmacokinetic profiles which we believe can have positive clinical effects for many patients. We believe a once-daily dosing regimen improves adherence, making it more probable that patients maintain sufficient levels of medication in their bloodstream to protect against seizures and migraines. In addition, we believe that the unique smooth and steady pharmacokinetic profiles of our once-daily formulations reduce the peak to trough blood level fluctuations that are typically associated with immediate release products and may result in increased adverse events (AEs), more side effects and decreased efficacy.

In addition, we are developing multiple product candidates in psychiatry to address large unmet medical needs and market opportunities. We are developing SPN-810 (molindone hydrochloride) initially to treat impulsive aggression (IA) in patients who have attention deficit hyperactivity disorder (ADHD). We plan to subsequently develop SPN-810 for treatment of IA in other CNS diseases, such as autism, post traumatic stress disorder (PTSD), bipolar disorder, schizophrenia, and some forms of dementia. There are currently no approved products indicated for the treatment of IA. We are developing SPN-812 (viloxazine hydrochloride) as a novel, non-stimulant candidate to treat patients who have ADHD.

The table below summarizes our current pipeline of novel products and product candidates.

Product	Indication	Status
Oxtellar XR	Epilepsy	Launched in 2013
Trokendi XR	Epilepsy	Launched in 2013
	Migraine*	Launched in 2017
SPN-810	IA**	Phase III
SPN-812	ADHD	Phase IIb
SPN-809	Depression	Phase II ready

*              Prophylaxis of migraine headache in adults and adolescents.

**           Initial program is in patients with ADHD, with plans to add other indications, such as IA in patients with autism, PTSD, bipolar disorder, schizophrenia, and some forms of dementia.

We are continuing to expand our intellectual property portfolio to provide additional protection for our technologies, products, and product candidates. We currently have seven U.S. patents issued covering Oxtellar XR and nine U.S. patents issued covering Trokendi XR, providing patent protection expiring no earlier than 2027 for each product.

Commercial Products

Trokendi XR

Trokendi XR, the first once-daily extended release topiramate product indicated for patients with epilepsy in the U.S. market, is designed to improve patient adherence over the current immediate release products, which must be taken multiple times per day.

In April 2017, we launched Trokendi XR for the treatment of prophylaxis of migraine headache after receiving final FDA approval.

Oxtellar XR

Oxtellar XR is the only once-daily extended release oxcarbazepine product indicated for the treatment of patients with epilepsy in the U.S. as adjunctive therapy.

We expect the number of prescriptions filled for Oxtellar XR and Trokendi XR to continue to increase through 2017 and in subsequent years. Data from Intercontinental Marketing Services (IMS) shows 134,855 prescriptions filled for both drugs during the three months ended March 31, 2017, which is 17.1% higher than the prescriptions reported for the three months ended March 31, 2016.

We received several Paragraph IV Notice Letters concerning Oxtellar XR and Trokendi XR from various third-parties, asserting that our patents are invalid, or that our patents are not infringed by their formulations, or both. In response to these Paragraph IV notice letters, we initiated litigation against these third parties alleging infringement of our intellectual property rights. In October 2015, we reached a settlement agreement with one of these generic drug makers, Par Pharmaceutical Companies, Inc., concerning our Trokendi XR patents. In 2016, the U.S. District Court and Federal Court of Appeals ruled in our favor against Actavis concerning Oxtellar XR patents. In March 2017, we signed settlement agreements with two other generic drug makers, Actavis and Zydus, concerning our Trokendi XR patents.  In April 2017, a bench trial was held in U.S. District Court against TWi concerning our Oxtellar XR patents. A decision on this matter has not been rendered by the Court. We filed a second lawsuit against TWi concerning our Oxtellar XR patents in March 2017. We intend to vigorously defend our intellectual property rights. We anticipate continuing to incur substantial amounts of legal fees and related expenses for these cases as they progress. (See Part II, Item 1—Legal Proceedings for additional information.)

Product Candidates

SPN-810

We are developing SPN-810 as a novel treatment for IA in patients who have ADHD. Our Phase III clinical trial (P301) is being conducted under a Special Protocol Assessment (SPA). SPN-810 has been granted fast-track designation by the FDA. The phase III trials for SPN-810 are being conducted using an agreed upon novel scale to measure IA that was developed by us. We initiated two Phase III clinical trials in 2015 (P301 and P302) and expect patient enrollment to continue through 2017.

SPN-812

SPN-812 is being developed as a novel non-stimulant treatment for ADHD. During 2016, we completed a Phase IIb dose ranging trial and announced topline results. Subsequent to holding an end of Phase II meeting in the second quarter of 2017, with the FDA, we plan to initiate Phase III clinical trials for SPN-812 during the second half of 2017.

We expect to incur significant research and development expenses related to the continued development of each of our product candidates, with a total cost of approximately $85 million to $90 million for each of the two programs, from 2017 through FDA approval or until the program terminates.

SHP465 was originally developed by Shire Laboratories, the former division of Shire which subsequently became Supernus Pharmaceuticals. On January 19, 2017, Shire announced that the FDA acknowledged receipt of the Class 2 resubmission of a New Drug Application for SHP465, for the treatment of ADHD. The FDA is expected to provide a decision on or around June 20, 2017. If approved by the FDA, SHP465 is expected to be launched by Shire in the second half of 2017. Based on the agreement between Supernus and Shire, Shire will pay to Supernus a single digit percentage royalty on net sales of the product.

Critical Accounting Policies and the Use of Estimates

The significant accounting policies and bases of presentation for our consolidated financial statements are described in Note 2 “Summary of Significant Accounting Policies.” The preparation of our consolidated financial statements in accordance with U.S. generally accepted accounting principles (GAAP) requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses and to disclose contingent assets and liabilities. Actual results could differ from those estimates.

We believe the following accounting policies and estimates to be critical:

Revenue Recognition

Revenue from product sales is recognized when: persuasive evidence of an arrangement exists; delivery has occurred and title to the product and associated risk of loss has passed to the customer; the price is fixed or determinable; collection from the customer has been reasonably assured; all performance obligations have been met; and returns and allowances can be reasonably estimated. Product sales are recorded net of estimated rebates, chargebacks, discounts, allowances, co-pay assistance payments and other deductions as well as estimated product returns (collectively, “sales deductions”).

We derive our estimated sales deductions from an analysis of historical levels of deductions specific to each product. In addition, we also consider the impact of anticipated changes in product price, sales trends and changes in managed care coverage and co-pay assistance programs.

Deferred Legal Fees

Deferred legal fees are comprised of costs incurred in connection with defense of patents for Oxtellar XR and Trokendi XR. Amortization commences upon successful outcome of the ongoing litigation. Deferred legal fees will be charged to expense in the event of an unsuccessful outcome of the on-going litigation.

Research and Development Expenses

Research and development expenditures are expensed as incurred. Research and development costs consist primarily of employee-related expenses, including salaries and benefits; share-based compensation expense; expenses incurred under agreements with clinical research organizations (CROs), fees paid to investigators who are participating in our clinical sites, consultants and other vendors that conduct the Company’s clinical trials; the cost of acquiring and manufacturing clinical trial materials; the cost of manufacturing materials used in process validation, to the extent that those materials are manufactured prior to receiving regulatory approval for those products and are not expected to be sold commercially; facilities costs that do not have an alternative future use; related depreciation and other allocated expenses; license fees for and milestone payments related to in-licensed products and technologies; and costs associated with animal testing activities and regulatory approvals.

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

Results of Operations

Comparison of the three months ended March 31, 2017 and March 31, 2016

	Three Months ended March 31,
	2017	2016	Increase/ (decrease)
	(unaudited, in thousands)
Revenues:
Net product sales	$56,369	$43,025	13,344
Royalty revenue	1,149	1,119	30
Licensing revenue	58	50	8
Total revenues	57,576	44,194
Costs and expenses
Cost of product sales	2,949	2,035	914
Research and development	9,601	10,562	(961)
Selling, general and administrative	28,238	25,160	3,078
Total costs and expenses	40,788	37,757
Operating income	16,788	6,437
Other income (expense)
Interest income	531	327	204
Interest expense	(90)	(179)	89
Interest expense-nonrecourse liability related to sale
of future royalties	(959)	(1,279)	320
Changes in fair value of derivative liabilities	54	101	(47)
Loss on extinguishment of debt	(101)	(382)	281
Total other expenses	(565)	(1,412)
Earnings before income taxes	16,223	5,025
Income tax expense	5,926	200	5,726
Net income	$10,297	$4,825

Net Product Sales.  The increase in net product sales from 2016 to 2017 is primarily driven by increased prescription volume. Net product sales are based on gross revenue from shipments to distributors, less estimates for discounts, rebates, allowances, other sales deductions and returns. The table below lists our net product sales by product, in thousands.

	Net Product Sales
	Q1 2017	Q1 2016	Change in Net Product Sales (%)
	(unaudited)

Trokendi XR	$42,009	$32,320	30.0%
Oxtellar XR	14,360	10,705	34.1%

Total	$56,369	$43,025	31.0%

Royalty Revenue. Non-cash royalty revenue for the three months ended March 31, 2017 and 2016 was $1.1 million in each period, based on sales of Orenitram (treprostinil) Extended-Release Tablets as reported to Healthcare Royalty Partners III, L.P. (HC Royalty).

Licensing Revenue. Total licensing revenue for the three months ended March 31, 2017 and 2016 was $58,000 and $50,000 respectively.

Cost of Product Sales. Cost of product sales during the three months ended March 31, 2017 was $2.9 million, an increase of $0.9 million, or 45.0%, as compared to $2.0 million for the three months ended March 31, 2016. The quarter over quarter increase is attributable primarily to increased number of units sold.

Research and Development Expense.  Research and development (R&D) expenses during the three months ended March 31, 2017 were $9.6 million as compared to $10.6 million for the three months ended March 31, 2016, a decrease of $1.0 million or 9.4%. This decrease is primarily due to reduction in spending for SPN-812, as the phase 11b trial which was ongoing in 2016 has since been completed.

Selling, General and Administrative Expenses.  Our selling, general and administrative (SG&A) expenses were $28.2 million during the three months ended March 31, 2017 as compared to $25.2 million for the three months ended March 31, 2016, an increase of $3.0 million or 11.9%. The increase in SG&A expenses is primarily due to the development of promotional material and preparation for the launch of the migraine indication for Trokendi XR in April 2017.

Interest Income. During the three months ended March 31, 2017 and 2016, we recognized $0.5 million and $0.3 million, respectively, of interest income earned on our cash and marketable securities.

Interest Expense.  Interest expense was $90,000 during the three months ended March 31, 2017 as compared to $179,000 for the three months ended March 31, 2016. The decrease of $89,000 was primarily due to a decrease in the principal amount of our outstanding 7.5% Convertible Senior Secured Notes due in 2019 (the Notes) from $6.6 million at March 31, 2016 to $3.6 million at March 31, 2017. During the three months ended March 31, 2017, a total of $1.0 million of Notes and related accrued interest converted into 0.2 million shares of common stock.

Interest Expense—Non-recourse Liability Related to Sale of Future Royalties. Non-cash interest expense related to our royalty liability was $1.0 million during the three months ended March 31, 2017 as compared to $1.3 million for the three months ended March 31, 2016. The decrease of $0.3 million for this non-cash expense item was primarily due to a decrease in our projection of future royalties related to Orenitram.

Changes in Fair Value of Derivative Liability.  During the three months ended March 31, 2017, we recognized a non-cash gain of $54,000 related to a change in estimated fair value of the interest make-whole derivative liability related to our Notes. This gain is primarily due to the passage of time. During the three months ended March 31, 2016, we recognized a non-cash gain of $0.1 million related to a change in estimated fair value of the interest make-whole derivative liability related to our Notes. This gain is primarily attributable due to the passage of time.

Loss on Extinguishment of Debt.  During the three months ended March 31, 2017, we recognized a non-cash loss on extinguishment of debt of $0.1 million related to the conversion of $1.0 million of our Notes. During the three months ended March 31, 2016, we recognized a non-cash loss on extinguishment of debt of $0.4 million related to the conversion of $2.0 million of our Notes.

Income Tax.  During the three months ended March 31, 2017, we recorded $5.9 million of tax expense as compared to $0.2 million for the three months ended March 31, 2016, an increase of $5.7 million. During the third quarter of 2016, we released the full amount of the valuation allowance recorded against our deferred taxes. The 2017 tax expense is at a rate consistent with our expectations going forward.

Net Income.  We realized net income of $10.3 million during the three months ended March 31, 2017, as compared to net income of $4.8 million during the three months ended March 31, 2016, an increase of $5.5 million. This change was primarily due to the revenue generated from our two commercial products, Oxtellar XR and Trokendi XR, increased SG&A spending, and the increased tax rate.

Liquidity and Capital Resources

We believe our increasing levels of net product sales will be sufficient to finance our operations in 2017 and subsequent years, including the increased R&D expenses for our clinical trials. We expect to incur significantly increased R&D expenses in 2017 and in subsequent years to support the development of SPN-810 and SPN-812, including their respective Phase III trials.

Our working capital at March 31, 2017 was $67.8 million, a decrease of $2.9 million compared to our working capital of $70.7 million at December 31, 2016. Our long term marketable securities at March 31, 2017 were $89.2 million, an increase of $13.8 million compared to our long term marketable securities of $75.4 million at December 31, 2016.

Our stockholders’ equity increased by $13.9 million during the three month period ended March 31, 2017, primarily as a result of net income, the issuance of shares related to the conversion of our Notes and share-based compensation.

As of March 31, 2017, holders of the Notes have converted a total of approximately $86.4 million of the Notes. Cumulatively, through March 31, 2017, we issued a total of approximately 16.3 million shares of common stock in conversion of the principal amount of the Notes and issued an additional 2.2 million shares of common stock. We also paid approximately $1.7 million cash in settlement of the interest make-whole provision related to the converted Notes.

Subsequent to March 31, 2017, holders of the Notes converted approximately $2.0 million of the Notes. We issued a total of approximately 377,411 shares of common stock in conversion of the principal amount of the Notes and accrued interest thereon.

We believe our current working capital and long term marketable securities, along with increased revenues from increasing product sales, will be sufficient to finance the Company. We achieved positive cash flow and profitability from operations in each quarter of 2016 in and the first quarter of 2017. While we expect to maintain profitability in 2017 as we continue to increase sales. We anticipate there may be significant variability from quarter to quarter in our level of profitability due to increasing spending to advance our clinical product candidates.

Cash Flows

The following table sets forth the major sources and uses of cash and equivalents for the periods set forth below, in thousands:

	Three Months ended March 31,
	2017	2016	Increase/ (decrease)
	(unaudited)
Net cash provided by (used in):
Operating activities	$13,358	$(3,142)	16,500

Investing activities	(20,761)	(10,650)	(10,111)

Financing activities	604	124	480

Net decrease in cash and cash equivalents	$(6,799)	$(13,668)

Operating Activities

Net cash provided by/used in operating activities is comprised of two components: cash provided by operating income/loss and cash provided by/used in changes in working capital.

Results for the three months ended March 31, 2017 and March 31, 2016 are summarized below, in thousands:

	Three Months ended March 31,
	2017	2016	Increase/ (decrease)
	(unaudited)

Cash provided by operating income	$16,667	$7,209	9,458

Cash used in working capital	(3,309)	(10,351)	7,042

Net cash provided by (used in) operating activities	$13,358	$(3,142)

The increase in net cash provided by operating activities is primarily driven by increased revenue generated from the sale of Trokendi XR and Oxtellar XR. The decrease in cash used in changes in working capital is primarily driven by increased net sales deductions associated with our increased revenue.

The changes in certain operating assets and liabilities are, in thousands:

	Three Months ended March 31,
	2017	2016	Explanation of Change
	(unaudited)

Decrease (increase) in accounts receivable	$2,642	$(4,744)	Better accounts receivable turnover ratio.
Increase in inventory	(2,366)	(457)	Building inventory for future sales growth.
(Increase) decrease in prepaid expenses and other assets	(1,618)	260	Primarily attributed to insurance paid in the first quarter.
Decrease in accounts payable, accrued sales
deduction, accrued expenses, and accrued income taxes payable	(1,823)	(5,783)	Timing of accruals, including compensation and increased sales deductions.
Other	(144)	373
	$(3,309)	$(10,351)

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

Net cash used in investing activities for the three months ended March 31, 2017 of $20.8 million related to net purchase of marketable securities of $17.1 million, deferred legal fees of $3.4 million, and property and equipment purchases of $0.3 million. Net cash used in investing activities for the three months ended March 31, 2016 of $10.7 million related to net purchase of marketable securities of $9.9 million, deferred legal fees of $0.4 million, and property and equipment purchases of $0.3 million.

Financing Activities

Net cash provided by financing activities was $0.6 million and $0.1 million for three months ended March 31, 2017 and 2016, respectively, resulting from proceeds received from stock option exercises.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations and commitments as of March 31, 2017 (except as noted below), in thousands, unaudited:

	Less than	1 - 3	3 - 5	Greater than
Contractual Obligations	1 Year	Years	Years	5 Years	Total

Convertible Senior Secured Notes	$—	$3,575	$—	$—	$3,575
Interest on Convertible Notes	268	291	—	—	559
Operating leases (1)	2,540	2,668	114	—	5,322
Purchase obligations (2)	108,940	19,147	—	—	128,087
Total (3)	$111,748	$25,681	$114	$—	$137,543

(1)                                 Our commitments for operating leases relate to our lease of office equipment, fleet vehicles and office and laboratory space as of March 31, 2017.

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

In addition to the above table, we are contractually obligated to pay to HC Royalty all royalty payments earned under a licensing agreement with United Therapeutics Corporation. Although we have recorded a liability of $30.2 million at March 31, 2017 related to this obligation, it is a non-recourse liability for which we have no obligation to make any payments to HC Royalty. Accordingly, this obligation will have no impact on our liquidity at any time. Therefore the non-recourse liability has not been included in the table above.

We have obtained exclusive licenses from third parties for proprietary rights to support the product candidates in our psychiatry portfolio. We have two license agreements with Afecta Pharmaceuticals, Inc. (Afecta) pursuant to which we obtained exclusive worldwide rights to selected product candidates, including an exclusive license to SPN-810. We may pay up to $300,000 upon the achievement of certain milestones. If a product candidate is successfully developed and commercialized, we will be obligated to pay royalties to Afecta as a low single digit percentage rate of worldwide net product sales.

We have also entered into a purchase and sale agreement with Rune HealthCare Limited (Rune), where we obtained the exclusive worldwide rights to a product concept from Rune. There are no future milestone payments owing to Rune under this agreement. If we receive approval to market and sell any products based on the Rune product concept for SPN-809, we will be obligated to pay royalties as a low single digit percentage rate of worldwide net sales.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The primary objective of our investment activities is to preserve our capital to fund operations. We also seek to maximize income from our investments without assuming significant risk. Our exposure to market risk is confined to our cash, cash equivalents, marketable securities and long term marketable securities. As of March 31, 2017, we had unrestricted cash, cash equivalents, marketable securities and long term marketable securities of $176.3 million. We do not engage in any hedging activities against changes in interest rates. Because of the short-term maturities of our cash, cash equivalents, marketable securities and long term marketable securities and because we hold these securities to maturity, we do not believe that an increase in market rates would have any significant impact on the realizable value of our investments. We do not have any currency or other derivative financial instruments other than the interest make-whole payment associated with our Notes.

We may contract with CROs and investigational sites globally. Currently, we do not have ongoing trials outside of the U.S. We do not hedge our foreign currency exchange rate risk. A hypothetical 10% appreciation in Euro exchange rates against the U.S. dollar from prevailing market rates would have decreased our net income by approximately $7,000 for the three months ended March 31, 2017. Conversely, a hypothetical 10% depreciation in Euro exchange rates against the U.S. dollar from prevailing market rates would have increased our net income by approximately $7,000 for the three months ended March 31, 2017. We do not believe that inflation and changing prices over the three months ended March 31, 2017 and March 31, 2016 had a significant impact on our consolidated results of operations.

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

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(b) and 15d-15(b) under the Exchange Act. Based on that evaluation, under the supervision and with the participation of our management, including our CEO and CFO, we concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of March 31, 2017 because of continued material weaknesses in our internal control over financial reporting as described in our Annual Report on Form 10-K for the year ended December 31, 2016, which was filed on March 16, 2017.

Specifically, Company personnel did not have a sufficient understanding of the Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO 2013 Framework, and its application to internal controls over financial reporting, and their responsibilities for effective internal control. Also, the Company did not have an effective risk assessment process that identified necessary changes in financial reporting and internal controls impacted by changes in information technology systems.  As a consequence, the Company did not have effective control activities over the completeness and accuracy of key assumptions and data analyzed by a third party consultant and ultimately used by management to determine the returns portion of accrued sales deductions. The Company did not have effective general information technology controls (“GITCs”) over the Microsoft Dynamics AX information technology system and the employee expense reimbursement system.

Notwithstanding the identified material weaknesses, management has concluded that the consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present in all material respects our financial condition, results of operations and cash flows at and for the periods presented in accordance with U.S. GAAP.

Management’s Remediation Plan

The Company is in the process of executing the following steps in 2017 to remediate the aforementioned material weaknesses in its internal control over financial reporting as described in our Annual Report:

•                                          The Company is actively looking to recruit personnel that have the requisite experience working with the implementation of financial accounting and internal controls policies and procedures.

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

Changes in Internal Control over Financial Reporting

Our management, including our CEO and CFO, has evaluated any changes in our internal control over financial reporting that occurred during the quarterly period ended March 31, 2017, and has concluded that there was no change that occurred during the quarterly period ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The Complaint—filed in the U.S. District Court for the District of New Jersey—alleged, inter alia, that TWi infringed our Oxtellar XR patents by submitting to the FDA an ANDA seeking to market a generic version of Oxtellar XR prior to the expiration of our patents. Filing the Complaint within 45 days of receiving TWi’s Paragraph IV certification notice entitles Supernus to an automatic stay preventing the FDA from approving TWi’s ANDA for 30 months from the date of our receipt of the first Paragraph IV certification notice. On February 13, 2015, TWi answered the Complaint and denied the substantive allegations of the Complaint.  TWi also asserted Counterclaims seeking declaratory judgments of non-infringement and invalidity of United States Patent Nos. 7,722,898 and 7,910,131. On March 20, 2015, we filed our Reply, denying the substantive allegations of those Counterclaims.  A four-day bench trial was held between April 3 and April 6, 2017.  Post-trial briefing will be completed on May 15, 2017, after which the Court will issue its decision.

We received a second Paragraph IV Notice Letter against United States Patent Nos. 7,722,898, 7,910,131, 8,617,600, 8,821,930, 9,119,791, 9,351,975, and 9,370,525 from generic drug maker TWi Pharmaceuticals, Inc. on February 16, 2017.  On March 31, 2017, we filed a lawsuit against TWi Pharmaceuticals, Inc. and TWi International LLC alleging infringement of United States Patent Nos. 7,722,898, 7,910,131, 8,617,600, 8,821,930, 9,119,791, 9,351,975, and 9,370,525.  TWi’s Answer to Supernus’s March 31, 2017 Complaint is due on May 10, 2017.

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

The Company announced on March 7, 2017 that it has entered into a binding term sheet with Actavis regarding the settlement of this case. The binding term sheet permits Actavis to begin selling a generic version of Trokendi XR on January 1, 2023, or earlier under certain circumstances. On March 13, 2017, the Company entered into a settlement agreement with Actavis. A consent judgment and stipulation of dismissal with prejudice, and a stipulation and order of dismissal were entered by the U.S. District Court for the District of New Jersey. The agreement has been submitted to the applicable governmental agencies.

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

The Company announced on March 6, 2017 that it has entered into a settlement agreement with Zydus regarding this case. The settlement permits Zydus to begin selling a generic version of Trokendi XR on January 1, 2023, or earlier under certain circumstances. A stipulation and order of dismissal without prejudice was entered by the U.S. District Court for the District of New Jersey. The agreement has been submitted to the applicable governmental agencies.

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

Item 1A. Risk Factors

Any investment in our business involves a high degree of risk. Before making an investment decision, you should carefully consider the information we include in this Quarterly Report on Form 10-Q, including our condensed consolidated financial statements and related notes, and the additional information in the other reports we file with the Securities and Exchange Commission along with the risks described in our Annual Report on Form 10-K for the year ended December 31, 2016. These risks may result in material harm to our business and our financial condition and results of operations. In this event, the market price of our common stock may decline and you could lose part or all of your investment.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)                                 Sales of Unregistered Securities.

During the three months ended March 31, 2017, the Company granted options to employees to purchase an aggregate of 1,028,525 shares of common stock at an exercise price of $25.30 per share. The options are exercisable for a period of ten years from the grant date. These issuances were exempt from registration in reliance on Section 4(a)(2) of the Securities Act as transactions not involving any public offering.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None

Item 6. Exhibits

The following exhibits are filed or furnished as part of this Quarterly Report on Form 10-Q:

10.1†  Settlement Agreement, dated March 6, 2017, by and between Supernus Pharmaceuticals, Inc., Zydus Pharmaceutical (USA) Inc., and Cadila Healthcare Limited.

10.2†  Term Sheet Agreement, dated March 6, 2017, by and between Supernus Pharmaceuticals, Inc., Actavis Laboratories, FL, Inc., Actavis Pharma, Inc., and Watson Laboratories, Inc.

10.3†  Settlement Agreement, dated March 13, 2017, by and between Supernus Pharmaceuticals, Inc., Actavis Laboratories, FL, Inc., Actavis Pharma, Inc., and Watson Laboratories, Inc.

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

SUPERNUS PHARMACEUTICALS, INC.

DATED: May 9, 2017	By:	/s/ Jack A. Khattar
Jack A. Khattar
President, Secretary and Chief Executive Officer

DATED: May 9, 2017	By:	/s/ Gregory S. Patrick
Gregory S. Patrick
Vice President and Chief Financial Officer

EXHIBIT INDEX

Number	Description

10.1†	Settlement Agreement, dated March 6, 2017, by and between Supernus Pharmaceuticals, Inc., Zydus Pharmaceutical (USA) Inc., and Cadila Healthcare Limited.

10.2†	Term Sheet Agreement, dated March 6, 2017, by and between Supernus Pharmaceuticals, Inc., Actavis Laboratories, FL, Inc., Actavis Pharma, Inc., and Watson Laboratories, Inc.

10.3†	Settlement Agreement, dated March 13, 2017, by and between Supernus Pharmaceuticals, Inc., Actavis Laboratories, FL, Inc., Actavis Pharma, Inc., and Watson Laboratories, Inc.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

†                                         Confidential treatment requested under 17 C.F.R. §§200.80(b)(4) and 230.406. The confidential portions of this exhibit have been omitted and are marked accordingly. The confidential portions have been filed separately with the Securities and Exchange Commission pursuant to the Confidential Treatment Request.