Form 10-Q
period 2017-06-30
SUPERNUS PHARMACEUTICALS INC
filed 2017-08-03
CIK 1356576

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐
(Do not check if a smaller reporting company)

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☒ No

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of the close of business on July 27, 2017 was 50,699,110.

SUPERNUS PHARMACEUTICALS, INC.

FORM 10-Q — QUARTERLY REPORT

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2017

PART I — FINANCIAL INFORMATION

Supernus Pharmaceuticals, Inc.

Consolidated Balance Sheets

(in thousands, except share amounts)

	June 30,	December 31,
	2017	2016
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$61,737	$66,398
Marketable securities	31,229	23,723
Accounts receivable, net	51,157	41,527
Inventories, net	16,623	16,801
Prepaid expenses and other current assets	4,746	2,955
Total current assets	165,492	151,404
Long term marketable securities	104,632	75,410
Property and equipment, net	4,572	4,344
Deferred legal fees	11,887	19,860
Intangible assets, net	28,989	16,490
Other non-current assets	349	331
Deferred income taxes	30,449	41,729

Total assets	$346,370	$309,568

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$7,577	$8,055
Accrued sales deductions	47,621	41,943
Accrued expenses	23,434	27,427
Accrued income taxes payable	1,608	7
Non-recourse liability related to sale of future royalties, current portion	4,997	3,101
Deferred licensing revenue	287	209
Total current liabilities	85,524	80,742
Deferred licensing revenue, net of current portion	1,293	1,501
Convertible notes, net	1,472	4,165
Non-recourse liability related to sale of future royalties, long term	24,184	27,289
Other non-current liabilities	4,500	4,002
Derivative liabilities	—	114
Total liabilities	116,973	117,813

Stockholders’ equity:
Common stock, $0.001 par value, 130,000,000 shares authorized at June 30, 2017 and December 31, 2016; 50,733,662 and 49,971,267 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	51	50
Additional paid-in capital	285,572	276,127
Accumulated other comprehensive income (loss), net of tax	216	(134)
Accumulated deficit	(56,442)	(84,288)
Total stockholders’ equity	229,397	191,755

Total liabilities and stockholders’ equity	$346,370	$309,568

See accompanying notes.

Supernus Pharmaceuticals, Inc.

Consolidated Statements of Operations

(in thousands, except share and per share data)

	Three Months ended June 30,		Six Months ended June 30,
	2017	2016	2017	2016
	(unaudited)		(unaudited)
Revenue
Net product sales	$73,328	$50,335	$129,697	$93,360
Royalty revenue	1,179	1,205	2,328	2,324
Licensing revenue	1,322	86	1,380	135

Total revenue	75,829	51,626	133,405	95,819

Costs and expenses
Cost of product sales	3,861	2,751	6,809	4,786
Research and development	10,823	11,109	20,425	21,671
Selling, general and administrative	35,078	26,121	63,316	51,281

Total costs and expenses	49,762	39,981	90,550	77,738

Operating income	26,067	11,645	42,855	18,081
Other income (expense)
Interest income	656	365	1,187	693
Interest expense	(58)	(196)	(147)	(375)
Interest expense-nonrecourse liability related to sale of future royalties	(160)	(1,281)	(1,119)	(2,560)
Changes in fair value of derivative liabilities	23	123	76	224
Loss on extinguishment of debt	(103)	—	(204)	(382)

Total other income (expense)	358	(989)	(207)	(2,400)

Earnings before income taxes	26,425	10,656	42,648	15,681

Income tax expense	9,057	405	14,983	605

Net income	$17,368	$10,251	$27,665	$15,076

Earnings per share:
Basic	$0.34	$0.21	$0.55	$0.31
Diluted	$0.32	$0.18	$0.52	$0.28

Weighted-average number of common shares outstanding:
Basic	50,530,968	49,427,825	50,345,830	49,333,962
Diluted	53,223,714	51,745,342	53,026,323	51,484,686

See accompanying notes.

Supernus Pharmaceuticals, Inc.

Consolidated Statements of Comprehensive Income

(in thousands)

	Three Months ended June 30,		Six Months ended June 30,
	2017	2016	2017	2016
	(unaudited)		(unaudited)

Net income	$17,368	$10,251	$27,665	$15,076
Other comprehensive income:
Unrealized net gain on marketable securities, net of tax	184	381	350	1,037
Other comprehensive income:	184	381	350	1,037

Comprehensive income	$17,552	$10,632	$28,015	$16,113

See accompanying notes.

Supernus Pharmaceuticals, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Six Months ended June 30,
	2017	2016
	(unaudited)
Cash flows from operating activities
Net income	$27,665	$15,076

Adjustments to reconcile net income to net cash provided by operating activities:
Loss on extinguishment of debt	204	382
Change in fair value of derivative liability	(76)	(224)
Depreciation and amortization	2,084	1,117
Non-cash interest expense, net/interest (income), net	(277)	405
Non-cash interest expense on non-recourse liability related to sale of future royalties	1,119	2,560
Non-cash royalty revenue	(2,328)	(2,324)
Share-based compensation expense	4,087	2,971
Deferred income tax provision	11,672	—
Changes in operating assets and liabilities:
Accounts receivable	(9,630)	(8,373)
Inventories	178	(3,786)
Prepaid expenses and other current assets	(1,791)	1,989
Accounts payable	50	(2,071)
Accrued sales deductions	5,678	8,225
Accrued expenses	(1,283)	(2,585)
Accrued income taxes payable	1,601	29
Deferred licensing revenue	(130)	248
Other non-current liabilities	477	(4)
Net cash provided by operating activities	39,300	13,635

Cash flows from investing activities
Purchases of marketable securities	(48,468)	(23,039)
Sales and maturities of marketable securities	12,419	15,658
Purchases of property, plant and equipment	(852)	(903)
Deferred legal fees	(9,224)	(3,688)
Net cash used in investing activities	(46,125)	(11,972)

Cash flows from financing activities
Proceeds from issuance of common stock	2,164	995
Net cash provided by financing activities	2,164	995

Net change in cash and cash equivalents	(4,661)	2,658
Cash and cash equivalents at beginning of period	66,398	33,498
Cash and cash equivalents at end of period	$61,737	$36,156

Supplemental cash flow information:
Cash paid for interest	$134	$247

Noncash financial activity:
Conversion of convertible notes and interest make-whole	$2,984	$2,138
Deferred legal fees included in accounts payable and accrued expenses	$1,884	$5,537

See accompanying notes.

Supernus Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements

For the Six Months ended June 30, 2017 and 2016

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

The Company launched Oxtellar XR and Trokendi XR in 2013 for the treatment of epilepsy and launched Trokendi XR for the prophylaxsis of migraine in adolescents and adults April 2017.

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

The results of operations for the three and six months ended June 30, 2017 are not necessarily indicative of the Company’s future financial results.

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

The Company’s investments are classified as available-for-sale and are carried at estimated fair value. Any unrealized holding gains or losses are reported, net of any tax effects reported, as accumulated other comprehensive income (loss), which is a separate component of stockholders’ equity.

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

The Company established the Supernus Supplemental Executive Retirement Plan (SERP) for the sole purpose of receiving funds for executives from a previous SERP and providing a continuing deferral program under the Supernus SERP. As of June 30, 2017 and December 31, 2016, the fair value of the SERP was $294,000 and $275,000, respectively. The fair value of these assets is included within other non-current assets on the consolidated balance sheets. A corresponding non-current liability is also included in the consolidated balance sheets to reflect the Company’s obligation for the SERP. The Company has not made, and has no plans to make, contributions to the SERP. The securities are restricted in nature and can only be used for purposes of paying benefits under the SERP.

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

The Company recorded an allowance for expected sales discounts of approximately $8.3 million and $5.6 million as of June 30, 2017 and December 31, 2016, respectively.

Inventories

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

Property and Equipment

Property and equipment are stated at cost. Upon retirement or sale, the cost of assets disposed of and the related accumulated depreciation are removed from the accounts and any resulting gain or loss is credited or charged to operations. Repairs and maintenance costs are expensed as incurred. Depreciation and amortization are computed using the straight-line method over the following useful lives:

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

Intangible Assets

Intangible assets consist of deferred legal fees related to patents. Patents are carried at cost less accumulated amortization, which is calculated on a straight-line basis over the estimated useful lives of the patents. The carrying value of the patents and deferred legal fees are assessed for impairment annually during the fourth quarter of each year, or more frequently if impairment indicators exist. There were no indicators of impairment identified as of June 30, 2017.

Impairment of Long-Lived Assets

Long-lived assets consist primarily of patent defense costs, deferred legal fees, and property and equipment. The Company assesses the recoverability of its long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If indications of impairment exist, projected future undiscounted cash flows associated with the asset are compared to the carrying amount to determine whether the asset’s value is recoverable. Evaluation of impairment requires judgment, including the estimation of future cash flows, future growth rates and profitability and the expected life over which cash flows will occur. Changes in the Company’s business strategy or adverse changes in market conditions could impact impairment analyses and could require the recognition of an impairment charge equal to the excess of the carrying value of the long-lived assets over its estimated fair value.

There were no indicators of impairment identified for the Company’s long-lived assets as of June 30, 2017.

Deferred Financing Costs

Deferred financing costs consist of financing costs incurred by the Company in connection with the closing of the Company’s 7.50% Convertible Senior Secured Notes due 2019 (the Notes). The Company amortizes deferred financing costs over the term of the related debt using the effective interest method. When extinguishing debt, the related deferred financing costs are written off.

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

Our products are distributed through wholesalers and pharmaceutical distributors. Each of these wholesalers and distributors takes title and ownership to the product upon physical receipt of the product and then distributes our products to pharmacies.

Sales Deductions

Allowances for estimated sales deductions are provided for the following:

•                  Rebates:  Rebates include mandated discounts under the Medicaid Drug Rebate Program, the Medicare coverage gap program, as well as negotiated discounts with commercial healthcare providers. Rebates are amounts owed after the final dispensing of product to a benefit plan participant has occurred and are based upon contractual agreements or legal requirements with the public sector (e.g., Medicaid) and with private sector benefit providers (e.g., commercial managed care). The allowance for rebates is based on statutory and contractual discount rates and expected claimed rebates paid based on a plan provider’s utilization. Rebates are generally invoiced and paid quarterly in arrears so that the accrual balance consists of an estimate of the amount expected to be incurred for the current quarter’s activity, plus an accrual balance for known or estimated prior quarters’ unpaid rebates. If actual rebates vary from estimates, we may need to adjust balances of such rebates to reflect the actual expenditures of the Company with respect to these programs, which would affect revenue in the period of adjustment.

•                  Co-pay assistance:  Patients who pay in cash or have commercial insurance and meet certain eligibility requirements may receive co-pay assistance from the Company. The intent of this program is to reduce the patient’s out of pocket costs when filling a prescription. Liabilities for co-pay assistance are based on actual program participation as well as estimates of program activity using data provided by third-party administrators.

•                  Distributor/Wholesaler deductions and discounts:  U.S. specialty distributors and wholesalers are offered various forms of consideration including allowances, service fees and prompt payment discounts as consideration for distributing our products. Distributor allowances and service fees arise from contractual agreements with distributors and are generally a percentage of the purchase price paid by the distributors and wholesalers. Wholesale customers are offered a prompt pay discount for payment within a specified period.

•                  Returns:  Sales of our products are not subject to a general right of return; however, the Company will accept product that is damaged or defective when shipped directly from our warehouse. The Company will accept expired product six months prior to and up to 12 months subsequent to its expiry date. Product that has been used to fill patient prescriptions is no longer subject to any right of return.

•                  Chargebacks:  Chargebacks are discounts that occur when contracted customers purchase directly from an intermediary distributor or wholesaler. Contracted customers, which currently consist primarily of Public Health Service institutions and federal government entities purchasing via the Federal Supply Schedule, generally purchase the product at a discounted price. The distributor or wholesaler, in turn, charges back the difference between the price initially paid by the distributor or wholesaler and the discounted price paid to the distributor or wholesaler by the customer. The allowance for distributor/wholesaler chargebacks is based on sales to contracted customers.

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

Milestone Payments

Milestone payments on licensing agreements are recognized as revenue when the collaborative partner acknowledges completion of the milestone and substantive effort was necessary to achieve the milestone. Management may recognize milestone revenue in its entirety in the period in which the milestone is achieved only if the milestone meets all the criteria to be considered substantive. Substantive milestone payments are recognized upon achievement only if all of the following conditions are met:

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

The Company recorded $1.3 million of milestone revenue during both the three and six month periods ended June 30, 2017. No milestone revenue was recorded during the three and six months ended June 30, 2016.

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

Research and Development Costs

Research and development costs are expensed as incurred. Research and development costs primarily consist of employee-related expenses, including salaries and benefits; share-based compensation expense; expenses incurred under agreements with CROs; payments to investigators and consultants that conduct the Company’s clinical trials; the cost of acquiring and manufacturing clinical trial materials; the cost of manufacturing materials used in process validation, to the extent that those materials are manufactured prior to receiving regulatory approval for those products and are not expected to be sold commercially; facilities costs that do not have an alternative future use; related depreciation and other allocated expenses; license fees for, and milestone payments related to, in-licensed products and technologies; and costs associated with animal testing activities and regulatory approvals.

Advertising Expense

The costs of the Company’s advertising efforts are expensed as incurred. The Company incurred approximately $9.8 million and $16.5 million in advertising costs for the three and six months ended June 30, 2017 and approximately $5.0 million and $11.4 million in advertising costs for the three and six months ended June 30, 2016, respectively. These expenses are recorded in the selling, general and administrative expense line of the Statement of Operations.

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

Recently Issued Accounting Pronouncements

Accounting Pronouncements Adopted in 2017

In March 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-09, “Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” The standard is intended to simplify several areas of accounting for share-based compensation arrangements, including the income tax impact, classification on the statement of cash flows and forfeitures. ASU 2016-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, and early adoption is permitted. The Company adopted ASU 2016-09 on January 1, 2017 using the modified retrospective approach. As a result, the Company recorded a cumulative effect adjustment of $211,000 to increase the 2017 beginning of period additional paid-in capital balance, with an offset to accumulated deficit for historical forfeiture assumptions. Additionally, the Company recorded an opening balance sheet adjustment of $392,000 to increase its deferred tax asset, with an offset to accumulated deficit, primarily to recognize excess tax benefits (i.e. windfalls) from stock option exercises in prior years combined with the impact of the $211,000 adjustment to historical forfeiture expense.

New Accounting Pronouncements Not Yet Adopted

In July 2017, the FASB issued ASU 2017-11, “Earnings per share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features, (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception.” The amendments in Part I change the classification analysis of certain equity-linked financial instruments (embedded features) with down round features. When determining whether certain financial instruments should be classified as liabilities or equity instruments, a down round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock. The amendments in Part II recharacterize the indefinite deferral of certain provisions of Topic 480 with a scope exception and do not have an accounting effect. The amendments in Part I of ASU 2017-11 are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted. The amendments in Part II of this Update do not require any transition guidance because those amendments do not have an accounting effect. The Company is currently assessing the impact that this standard will have on its consolidated financial statements.

In May 2017, the FASB issued ASU 2017-09, “Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting,” which clarifies when to account for a change to the terms or conditions of a share-based payment award as a modification. Under the new guidance, modification accounting is required only if the fair value, the vesting conditions, or the classification of the award (as equity or liability) changes as a result of the change in terms or conditions. ASU 2017-09 is effective for all annual periods, and interim periods within those annual periods, beginning after December 15, 2017, with early adoption permitted. The Company is currently evaluating the impact of adopting this standard on the consolidated financial statements and disclosures, but does not expect it to have a material impact.

In March 2017, the FASB issued ASU 2017-08, “Receivables—Nonrefundable Fees and Other Costs (Subtopic 310-20), Premium Amortization on Purchased Callable Debt Securities.” The amendments shorten the amortization period for certain callable debt securities held at a premium. Specifically, the amendments require the premium to be amortized to the earliest call date. The amendments do not require an accounting change for securities held at a discount, as the discount continues to be amortized to maturity. ASU 2017-08 is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018 and early adoption is permitted. The amendments should be applied on a modified retrospective basis, with a cumulative-effect adjustment recorded directly to retained earnings as of the beginning of the period of adoption. The Company is currently assessing the impact that this standard will have on its consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15, “Classification of Certain Cash Receipts and Cash Payments.” The standard eliminates diversity in the practice of how certain cash receipts and cash payments are presented and classified in the statement of cash flows under Topic 230, Statement of Cash Flows, and other Topics. ASU 2016-15 is effective for annual reporting periods, and interim periods therein, beginning after December 15, 2017. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

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

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers.” ASU 2014-09 will eliminate transaction-and industry-specific revenue recognition guidance under current U.S. GAAP and replace it with a principles-based approach for determining revenue recognition. ASU 2014-09 will require that companies recognize revenue based on the value of transferred goods or services as they occur in the contract. The ASU also will require additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2017, with early adoption being permitted for periods ending after December 15, 2016. The guidance permits two methods of adoption: full retrospective method (retrospective application to each prior reporting period presented) or modified retrospective method (retrospective application with the cumulative effect of initially applying the guidance recognized at the date of initial application and providing certain additional disclosures).

As the ASU supersedes substantially all existing revenue recognition guidance affecting us under the current standard, it could impact revenue and cost recognition across our business processes. We commenced our evaluation of the impact of the ASU by selecting and reviewing contracts to develop a baseline understanding. Based on our preliminary assessment, the most likely impact from the adoption of the new ASU is to our revenue recognition practices on our product sales with regards to the accounting for variable considerations such as incentives and sales deductions. In addition, the new ASU may also impact the timing of revenue recognition for our licensing and collaboration agreements with regards to variable considerations that have significant uncertainties; for example, milestone achievement. Currently, the Company is in process of assessing the impact that this standard will have on its consolidated financial statements, and has not selected an adoption methodology.

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

	Fair Value Measurements at
	June 30, 2017
	(unaudited)
			Significant
	Total Carrying	Quoted Prices	Other	Significant
	Value at	in Active	Observable	Unobservable
	June 30,	Markets	Inputs	Inputs
	2017	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and cash equivalents	$61,737	$61,737	$—	$—
Marketable securities	31,229	656	30,573	—
Long term marketable securities	104,632	—	104,632	—
Marketable securities - restricted (SERP)	294	—	294	—
Total assets at fair value	$197,892	$62,393	$135,499	$—

Liabilities:
Derivative liabilities	$—	$—	$—	$—

	Fair Value Measurements at
	December 31, 2016
			Significant
	Total Carrying	Quoted Prices	Other	Significant
	Value at	in Active	Observable	Unobservable
	December 31,	Markets	Inputs	Inputs
	2016	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and cash equivalents	$66,398	$66,398	$—	$—
Marketable securities	23,723	656	23,067	—
Long term marketable securities	75,410	—	75,410	—
Marketable securities - restricted (SERP)	275	—	275	—
Total assets at fair value	$165,806	$67,054	$98,752	$—

Liabilities:
Derivative liabilities	$114	$—	$—	$114

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

Level 3 liabilities include the estimated fair value of the interest make-whole liability associated with the Notes, which are recorded as derivative liabilities. The “make-whole fundamental change” provision (as defined in the Notes Indenture Agreement) expired on May 1, 2017.

Changes in the fair value of the interest make-whole liability are recognized as a component of other income (expense) in the Consolidated Statements of Operations. The following table presents information about the Company’s Level 3 liabilities as of June 30, 2017 and December 31, 2016 that are included in the non-current liabilities section of the Consolidated Balance Sheets, in thousands:

Six Months ended June 30,
June 30, 2017
(unaudited)

Balance at December 31, 2016	114
Changes in fair value of derivative liabilities included in earnings	(76)
Reduction due to conversion of debt to equity	(38)

Balance at June 30, 2017	$—

The carrying value, face value and estimated fair value of the Notes was approximately $1.5 million, $1.6 million and $12.8 million, respectively, as of June 30, 2017. The fair value was estimated based on actual trade information as well as quoted prices provided by bond traders, which would be characterized within Level 2 of the fair value hierarchy.

The carrying amounts of other financial instruments, including accounts receivable, accounts payable and accrued expenses approximate fair value due to their short-term maturities.

Unrestricted marketable securities held by the Company were as follows, in thousands:

At June 30, 2017 (unaudited):

Available for Sale	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate debt securities	$135,864	229	(232)	$135,861

At December 31, 2016:

Available for Sale	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate debt securities	$99,487	86	(440)	$99,133

The contractual maturities of the unrestricted available for sale marketable securities held by the Company were as follows, in thousands:

June 30,
2017
(unaudited)
Less Than 1 Year	$31,229
1 year to 2 years	33,124
3 years to 4 years	71,508
Greater Than 4 Years	—
Total	$135,861

The Company has not experienced any other-than-temporary losses on its marketable securities and restricted marketable securities. The cost of securities sold is calculated using the specific identification method.

4. Inventories

Inventories consist of the following, in thousands:

	June 30,	December 31,
	2017	2016
	(unaudited)
Raw materials	$2,972	$2,091
Work in process	8,646	8,874
Finished goods	5,005	5,836
	$16,623	$16,801

5.  Property and Equipment

Property and equipment consist of the following, in thousands:

	June 30,	December 31,
	2017	2016
	(unaudited)
Computer equipment	$1,214	$1,206
Software	1,939	1,807
Lab equipment and furniture	7,411	6,758
Leasehold improvements	2,729	2,642
Construction in progress	—	28
	13,293	12,441
Less accumulated depreciation and amortization	(8,721)	(8,097)
	$4,572	$4,344

Depreciation and amortization expense on property and equipment was approximately $0.3 million and $0.6 million for the three and six months ended June 30, 2017, and $0.3 million and $0.6 million for the three and six months ended June 30, 2016, respectively.

6.  Deferred Legal Fees and Intangible Assets

Deferred legal fees have been incurred in conjunction with defending patents for Oxtellar XR and Trokendi XR. As of June 30, 2017 and December 31, 2016, the Company had deferred legal fees of $11.9 million and $19.9 million, respectively.

The following sets forth the gross carrying amount and related accumulated amortization of the intangible asset, in thousands:

	Weighted-	June 30,	December 31,
	Average Life	2017	2016
	(unaudited)
Capitalized patent defense costs	5.9 - 11 years	$31,732	$17,773

Less accumulated amortization		(2,743)	(1,283)
		$28,989	$16,490

In March 2017, the Company entered into two settlements with various companies related to Trokendi XR patent litigation, at which time the Company reduced deferred legal fees by $12.6 million and transferred these amounts to intangible assets. The Company amortizes the cost of litigation through the settlement date of January 1, 2023.

The net book value of intangible assets was $29.0 million as of June 30, 2017 and $16.5 million as of December 31, 2016. The increase in intangible assets reflects the settlement of lawsuits related to Trokendi XR patents during the first quarter of 2017.

Amortization expense related to intangible assets was approximately $1.0 million and $1.4 million for the three and six months ended June 30, 2017, and approximately $0.4 million and $0.5 million for the three and six months ended June 30, 2016, respectively.

There were no indicators of impairment identified.

7.  Accrued Expenses

Accrued expenses are comprised of the following, in thousands:

	June 30,	December 31,
	2017	2016
	(unaudited)

Accrued compensation	$9,996	$9,145
Accrued professional fees	3,579	6,447
Accrued clinical trial and clinical supply costs	5,241	4,350
Accrued product costs	155	1,794
Accrued interest expense	20	61
Other accrued expenses	4,443	5,630
	$23,434	$27,427

8.   Convertible Senior Secured Notes

The table below summarizes activity related to the Notes from issuance on May 3, 2013 through June 30, 2017, in thousands:

Gross proceeds	$90,000
Initial value of interest make-whole derivative reported as debt discount	(9,270)
Conversion option reported as debt discount and APIC	(22,336)
Conversion of debt to equity - principal	(85,425)
Conversion of debt to equity - accretion of debt discount and deferred financing costs	25,767
Accretion of debt discount and deferred financing costs	5,429
December 31, 2016 carrying value	4,165

Conversion of debt to equity - principal	(3,000)
Conversion of debt to equity - accretion of debt discount and deferred financing costs	257
Accretion of debt discount and deferred financing costs	50
June 30, 2017 carrying value, unaudited	$1,472

During the six month period ended June 30, 2017, approximately $3.0 million of the Notes were presented to the Company for conversion. Accordingly, the Company issued approximately 0.6 million shares of common stock in conversion of the principal amount of the Notes. The Company issued an additional 2,000 shares of common stock in settlement of the interest make-whole provision related to the converted Notes. As a result of the conversions, the Company incurred a loss of approximately $0.2 million on extinguishment of debt during the six month period ended June 30, 2017, which is included as a separate component of other income (expense) on the Consolidated Statement of Operations. During the six month period ended June 30, 2016, as a result of approximately $2.0 million in note conversions, the Company incurred a loss of approximately $0.4 million on extinguishment of debt.

9. Summary Stockholders’ Equity

The following summary table provides details related to the activity in certain captions within Stockholders’ Equity for the six month period ended June 30, 2017, in thousands.

	Common Stock	Additional Paid-in Capital	Accumulated Deficit
	(unaudited)

Balance, December 31, 2016	$50	$276,127	$(84,288)
Cumulative-effect adjustment	—	211	181
Balance at January 1, 2017	50	276,338	(84,107)
Share-based compensation	—	4,087	—
Issuance of ESPP shares	—	907
Exercise of stock options	1	1,256	—
Equity issued on note conversion	—	2,984	—
Net income	—	—	27,665
Balance, June 30, 2017	$51	$285,572	$(56,442)

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

Share-based compensation recognized related to the grant of employee and non-employee stock options, SAR, Employee Stock Purchase Plan (ESPP) awards and non-vested stock was as follows, in thousands:

	Three Months ended		Six Months ended June 30,
	2017	2016	2017	2016
	(unaudited)		(unaudited)
Research and development	$398	$340	$715	$628
Selling, general and administrative	1,862	1,272	3,372	2,343
Total	$2,260	$1,612	$4,087	$2,971

The following table summarizes stock option and SAR activity:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)

Outstanding, December 31, 2016	3,644,088	$10.25	7.59
Granted	1,063,255	$25.71
Exercised	(152,453)	$8.24
Forfeited or expired	(45,286)	$16.84
Outstanding, June 30, 2017	4,509,604	$13.89	7.71

As of December 31, 2016:
Vested and expected to vest	3,591,528	$10.22	7.57
Exercisable	1,503,004	$8.62	6.49

As of June 30, 2017:
Vested and expected to vest	4,509,604	$13.89	7.71
Exercisable	2,164,607	$9.31	6.51

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

The following common stock equivalents were excluded in the calculation of diluted income per share because their effect would be anti-dilutive as applied to the income from continuing operations applicable to common stockholders for the three and six months ended June 30, 2017 and 2016:

	Three Months ended June 30,		Six Months ended June 30,
	2017	2016	2017	2016
	(unaudited)		(unaudited)
Shares underlying Convertible Senior Secured Notes	—	—	—	—
Stock options, stock appreciation rights, and ESPP awards	122,666	1,124,100	206,448	1,159,100

The following table sets forth the computation of basic and diluted net income per share for the three and six months ended June 30, 2017 and 2016, in thousands, except share and per share amounts:

	Three Months ended June 30,		Six Months ended June 30,
	2017	2016	2017	2016
	(unaudited)		(unaudited)
Numerator, in thousands:
Net income used for calculation of basic EPS	$17,368	$10,251	$27,665	$15,076

Interest expense on convertible debt	58	196	147	375
Changes in fair value of derivative liabilities	(23)	(123)	(76)	(224)
Loss on extinguishment of debt	103	—	204	382
Loss on extinguishment of outstanding debt, as if converted	(258)	(849)	(321)	(1,183)
Total adjustments	(120)	(776)	(46)	(650)
Net income used for calculation of diluted EPS	$17,248	$9,475	$27,619	$14,426

Denominator:
Weighted average shares outstanding, basic	50,530,968	49,427,825	50,345,830	49,333,962

Effect of dilutive potential common shares:
Shares underlying Convertible Senior Secured Notes	421,708	1,240,814	551,235	1,301,885
Shares issuable to settle interest make-whole derivatives	4,631	52,563	7,013	71,537
Stock options and stock appreciation rights	2,266,407	1,024,140	2,122,245	777,302
Total potential dilutive common shares	2,692,746	2,317,517	2,680,493	2,150,724
Weighted average shares outstanding, diluted	53,223,714	51,745,342	53,026,323	51,484,686

Net income per share, basic	$0.34	$0.21	$0.55	$0.31
Net income per share, diluted	$0.32	$0.18	$0.52	$0.28

12. Income Taxes

The following table provides a comparative summary of our income tax expense and effective tax rate for the three and six months ended June 30, 2017 and 2016, in thousands:

	Three Months ended June 30,		Six Months ended June 30,
	2017	2016	2017	2016
	(unaudited)		(unaudited)
Income tax expense	$9,057	$405	$14,983	$605
Effective tax rate	34.3%	3.8%	35.1%	3.9%

The income tax expense for the three and six months ended June 30, 2017 is attributed to the U.S. federal and state income tax. The increase in the income tax expense and the effective tax rate for the three and six months ended June 30, 2017 as compared to the same period in the prior year is primarily attributable to the release of the valuation allowance on the deferred tax assets during the third quarter of 2016.

13. Commitments and Contingencies

The Company has concurrent leases for office and lab space that extend through April 2020. The Company may elect to extend the term of the leases for an additional five-year term. The leases provide for a tenant improvement allowance of approximately $2.1 million in aggregate. During the three and six months ended June 30, 2017, $49,000 and $79,000 of the allowance was utilized. During the three and six months ended June 30, 2016, none of the allowance was utilized. As of June 30, 2017, $0.4 million remains available for tenant improvements. Rent expense for the leased facilities and leased vehicles for the three and six months ended June 30, 2017 was $0.5 million and $1.2 million, respectively. Rent expense for the leased facilities and leased vehicles for the Company’s sales representatives for the three and six months ended June 30, 2016 was approximately $0.7 million and $1.3 million, respectively.

Future minimum lease payments under non-cancelable operating leases as of June 30, 2017 are as follows, in thousands, unaudited:

Year ending December 31:
2017 (remaining)	1,468
2018	1,487
2019	1,344
Thereafter	454
$4,753

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

14. Collaboration Agreement

Royalty Revenue

In the third quarter of 2014, the Company received a $30.0 million payment pursuant to a Royalty Interest Acquisition Agreement related to the purchase by HC Royalty of certain of the Company’s rights under the agreement with United Therapeutics Corporation related to the commercialization of Orenitram (treprostinil) Extended-Release Tablets. We will retain full ownership of the royalty rights if and when a certain threshold is reached per the terms of the Agreement. We have recorded a non-recourse liability related to this transaction and have begun to amortize this amount to recognize non-cash royalty revenue as royalties are received by HC Royalty from United Therapeutics. We also recognized non-cash interest expense related to this liability that accrues at an effective interest rate, which is determined based on projections of HC Royalty’s rate of return. We recognized royalty revenue of $1.2 million for the three months ended June 30, 2017 and $1.2 million for the three months ended June 30, 2016, respectively. We recognized non-cash interest expense of $0.2 million for the three months ended June 30, 2017 and $1.3 million for the three months ended June 30, 2016, respectively. We recognized royalty revenue of $2.3 million for the six months ended June 30, 2017 and $2.3 million for the six months ended June 30, 2016, respectively. We recognized non-cash interest expense of $1.1 million for the six months ended June 30, 2017 and $2.6 million for the six months ended June 30, 2016, respectively.

15. Subsequent Event

Subsequent to June 30, 2017, holders of the Notes converted approximately $1.6 million of the Notes. We issued a total of approximately 297,000 shares of common stock in conversion of the principal amount of the Notes and accrued interest thereon. Subsequent to these conversions, the principal amount of the Notes outstanding was zero. Our obligations under the Indenture governing the Notes were satisfied and discharged.

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

Oxtellar XR and Trokendi XR are the first once-daily extended release oxcarbazepine and topiramate products, launched in 2013 for the treatment of epilepsy in the U.S. market. On April 5, 2017, Trokendi XR received final approval from the United States Food and Drug Administration (FDA) for the additional indication of treatment of prophylaxis of migraine headache in adults and adolescents. These products differ from immediate release products by offering once-daily dosing and unique pharmacokinetic profiles which we believe can have positive clinical effects for many patients. We believe a once-daily dosing regimen improves adherence, making it more probable that patients maintain sufficient levels of medication in their bloodstream to protect against seizures and migraines. In addition, we believe that the unique smooth and steady pharmacokinetic profiles of our once-daily formulations reduce the peak to trough blood level fluctuations that are typically associated with immediate release products and which may result in increased adverse events (AEs), more side effects and decreased efficacy.

In addition, we are developing multiple product candidates in psychiatry to address large unmet medical needs and market opportunities. We are developing SPN-810 (molindone hydrochloride) initially to treat impulsive aggression (IA) in children and adolescents who have attention deficit hyperactivity disorder (ADHD). We plan to subsequently develop SPN-810 for treatment of IA in other CNS diseases, such as autism, post traumatic stress disorder (PTSD), bipolar disorder, schizophrenia, and some forms of dementia. There are currently no approved products indicated for the treatment of IA. We are developing SPN-812 (viloxazine hydrochloride) as a novel, non-stimulant candidate to treat children and adolescents who have ADHD.

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

In April 2017, we launched Trokendi XR for the treatment of prophylaxis of migraine headache in adults and adolescents after receiving final FDA approval.

Oxtellar XR

Oxtellar XR is the only once-daily extended release oxcarbazepine product indicated for the treatment of patients with epilepsy in the U.S. as adjunctive therapy.

IMS Prescriptions

We expect the number of prescriptions filled for Oxtellar XR and Trokendi XR to continue to increase through 2017 and in subsequent years. Data from Intercontinental Marketing Services (IMS) shows 293,607 prescriptions filled for both drugs during the six months ended June 30, 2017, which is 22.8% higher than the prescriptions reported for the six months ended June 30, 2016.

Since the migraine launch, IMS prescription data for Trokendi XR has shown robust acceleration in prescription growth. For the second quarter of 2017, total prescriptions for Trokendi XR increased by 22,534, or 22.2%, from the first quarter of 2017. This compares to an increase of 6,996 prescriptions, or 8.1%, in the second quarter of 2016 over the first quarter of 2016. Similarly, for the same sequential quarter-to-quarter time periods, new prescriptions for Trokendi XR increased by 14,594, or 31.2%, in 2017, compared to 2,352, or 5.8%, in 2016.

Patents

We received several Paragraph IV Notice Letters concerning Oxtellar XR and Trokendi XR from various third-parties. (See Part II, Item 1—Legal Proceedings for additional information.)

Product Candidates

SPN-810

We are developing SPN-810 as a novel treatment for IA in patients who have ADHD. Our Phase III clinical trial (P301) is being conducted under a Special Protocol Assessment (SPA). SPN-810 has been granted fast-track designation by the FDA. The Phase III trials for SPN-810 are being conducted using an agreed-upon novel scale that was developed by us to measure IA. We initiated two Phase III clinical trials in 2015 (P301 and P302) and expect patient enrollment to continue through mid-2018.

SPN-812

SPN-812 is being developed as a novel non-stimulant treatment for ADHD. During 2016, we completed a Phase IIb dose ranging trial and announced positive topline results. Subsequent to the end of Phase II meeting with the FDA in the June 2017, we plan to initiate Phase III clinical trials for SPN-812 during the second half of 2017.

We expect to incur significant research and development expenses related to the continued development of each of our product candidates from 2017 through FDA approval or until the program terminates.

Collaboration

Mydayis (mixed salts of a single-entity amphetamine product) was originally developed by Shire Laboratories, the former division of Shire that subsequently became Supernus Pharmaceuticals. On June 20, 2017, Shire announced that the FDA approved Mydayis, a once-daily treatment comprised of three different types of drug-releasing beads, for patients 13 years and older with ADHD. Based on the agreement between the Company and Shire, Shire will pay to the Company a single digit percentage royalty on net sales of the product.

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

Accrued Clinical Expenses

Clinical trials are inherently complex and often involve multiple service providers. Because billing for services often lags by a substantial amount of time, we often are required to estimate a significant portion of our accrued clinical expenses. This process involves reviewing open contracts and communicating with our subject matter expert personnel and the appropriate service provider personnel to identify services that have been performed on our behalf. We accrue for the estimated but unbilled service performed and the associated cost incurred.

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

Results of Operations

Comparison of the three months ended June 30, 2017 and 2016

	Three Months ended June 30,		Increase/
	2017	2016	(decrease)
	(unaudited, in thousands)
Revenues:
Net product sales	$73,328	$50,335	22,993
Royalty revenue	1,179	1,205	(26)
Licensing revenue	1,322	86	1,236
Total revenues	75,829	51,626
Costs and expenses
Cost of product sales	3,861	2,751	1,110
Research and development	10,823	11,109	(286)
Selling, general and administrative	35,078	26,121	8,957
Total costs and expenses	49,762	39,981
Operating income	26,067	11,645
Other income (expense)
Interest income	656	365	291
Interest expense	(58)	(196)	(138)
Interest expense-nonrecourse liability related to sale of future royalties	(160)	(1,281)	(1,121)
Changes in fair value of derivative liabilities	23	123	(100)
Loss on extinguishment of debt	(103)	—	103
Total other expenses	358	(989)
Earnings before income taxes	26,425	10,656
Income tax expense	9,057	405	8,652
Net income	$17,368	$10,251

Net Product Sales.  The increase in net product sales for the three months ended June 30, 2017 as compared to the same period in 2016 is primarily driven by increased prescription volume from the launch of the migraine indication for Trokendi XR in April 2017. Price increases taken over in 2016 and 2017 also contributed to increase in net product sales. Net product sales are based on gross revenue from shipments to distributors, less estimates for discounts, rebates, allowances, other sales deductions and returns. The table below lists our net product sales by product, in thousands:

	Net Product Sales
	Three Months ended June 30,		Change in Net Product
	2017	2016	Sales (%)
	(unaudited)

Trokendi XR	$55,989	$37,663	48.7%
Oxtellar XR	17,339	12,672	36.8%

Total	$73,328	$50,335	45.7%

Royalty Revenue. Non-cash royalty revenue was $1.2 million during the three months ended June 30, 2017 as compared to $1.2 million for the three months ended June 30, 2016, based on sales of Orenitram (treprostinil) Extended-Release Tablets as reported to Healthcare Royalty Partners III, L.P. (HC Royalty).

Licensing Revenue. Total licensing revenue for the three months ended June 30, 2017 and 2016 was $1.3 million and $86,000 respectively. The increase of $1.2 million is primarily due to milestone revenue from our collaboration partners.

Cost of Product Sales. Cost of product sales during the three months ended June 30, 2017 was $3.9 million, an increase of $1.1 million, or 40.3%, as compared to $2.8 million for the three months ended June 30, 2016. The quarter over quarter increase is attributable primarily to increased number of units sold.

Research and Development Expense.  Research and development (R&D) expenses during the three months ended June 30, 2017 were $10.8 million as compared to $11.1 million for the three months ended June 30, 2016, a decrease of $0.3 million or 2.6%. This decrease is primarily due to the completion of enrollment in 2016 of the Phase IIb dose ranging trial for SPN-812.

Selling, General and Administrative Expenses.  Our selling, general and administrative (SG&A) expenses were $35.1 million during the three months ended June 30, 2017 as compared to $26.1 million for the three months ended June 30, 2016, an increase of $9.0 million or 34.3%. The increase in SG&A expenses is primarily due to the sales and marketing activities and programs related to the April 2017 launch of the migraine indication for Trokendi XR.

Interest Income. During the three months ended June 30, 2017 and 2016, we recognized $0.7 million and $0.4 million, respectively, of interest income earned on our cash and marketable securities investments.

Interest Expense.  Interest expense was $58,000 during the three months ended June 30, 2017 as compared to $196,000 for the three months ended June 30, 2016. The decrease of $138,000 was primarily due to the decrease in the principal amount of our outstanding 7.5% Convertible Senior Secured Notes due in 2019 (the Notes) from $6.6 million at June 30, 2016 to $1.6 million at June 30, 2017. During the three months ended June 30, 2017, a total of $2.0 million of Notes and related accrued interest converted into 0.4 million shares of common stock.

Interest Expense—Non-recourse Liability Related to Sale of Future Royalties. Non-cash interest expense related to our royalty liability was $0.2 million during the three months ended June 30, 2017 as compared to $1.3 million for the three months ended June 30, 2016. The decrease of $1.1 million for this non-cash expense item was primarily due to a decrease in our projection of future royalties related to Orenitram.

Changes in Fair Value of Derivative Liability.  During the three months ended June 30, 2017 and 2016, we recognized a non-cash gain of $23,000 and $123,000, respectively, related to a change in estimated fair value of the interest make-whole derivative liability related to our Notes. The decrease of $100,000 is primarily due to the decrease in the derivative liability balance as a result of notes conversions during the period.

Loss on Extinguishment of Debt.  During the three months ended June 30, 2017, we recognized a non-cash loss on extinguishment of debt of $0.1 million related to the conversion of $2.0 million of our Notes. During the three months ended June 30, 2016, there was no loss on extinguishment of debt as no Notes were converted.

Income Tax.  During the three months ended June 30, 2017, we recorded $9.1 million of tax expense as compared to $0.4 million for the three months ended June 30, 2016, an increase of $8.7 million. During the third quarter of 2016, we released the full amount of the valuation allowance recorded against our deferred tax assets. As a result, 2017 tax expense is recognized at a rate of approximately 35%, consistent with our expectations going forward.

Net Income.  We realized net income of $17.4 million during the three months ended June 30, 2017, as compared to net income of $10.2 million during the three months ended June 30, 2016, an increase of $7.2 million. This change was primarily due to increased revenue generated from our two commercial products, Oxtellar XR and Trokendi XR, offset by increased SG&A spending and the increased tax rate.

Comparison of the six months ended June 30, 2017 and June 30, 2016

	Six Months ended June 30,		Increase/
	2017	2016	(decrease)
	(unaudited, in thousands)
Revenues:
Net product sales	$129,697	$93,360	36,337
Royalty revenue	2,328	2,324	4
Licensing revenue	1,380	135	1,245
Total revenues	133,405	95,819
Costs and expenses
Cost of product sales	6,809	4,786	2,023
Research and development	20,425	21,671	(1,246)
Selling, general and administrative	63,316	51,281	12,035
Total costs and expenses	90,550	77,738
Operating income	42,855	18,081
Other income (expense)
Interest income	1,187	693	494
Interest expense	(147)	(375)	(228)
Interest expense-nonrecourse liability related to sale of future royalties	(1,119)	(2,560)	(1,441)
Changes in fair value of derivative liabilities	76	224	(148)
Loss on extinguishment of debt	(204)	(382)	(178)
Total other expenses	(207)	(2,400)
Earnings before income taxes	42,648	15,681
Income tax expense	14,983	605	14,378
Net income	$27,665	$15,076

Net Product Sales.  The increase in net product sales for the six months ended June 30, 2017 as compared to the same period 2016, $36.3 million, was primarily driven by increased prescription volume from the launch of the migraine indication for Trokendi XR in April 2017. Price increases taken over in 2016 and 2017 also contributed to increases in net product sales. Net product sales are based on gross revenue from shipments to distributors, less estimates for discounts, rebates, allowances, other sales deductions and returns. The table below lists our net product sales by product, in thousands:

	Net Product Sales
	Six Months ended June 30,		Change in Net Product
	2017	2016	Sales (%)
	(unaudited)

Trokendi XR	$97,998	$69,983	40.0%
Oxtellar XR	31,699	23,377	35.6%

Total	$129,697	$93,360	38.9%

Royalty Revenue. Non-cash royalty revenue was $2.3 million during the six months ended June 30, 2017 as compared to $2.3 million for the six months ended June 30, 2016, based on sales of Orenitram (treprostinil) Extended-Release Tablets as reported to Healthcare Royalty Partners III, L.P. (HC Royalty).

Licensing Revenue. Total licensing revenue for the six months ended June 30, 2017 and 2016 was $1.4 million and $0.1 million respectively. The increase of $1.2 million is primarily due to milestone revenue from payments received from our collaboration partners.

Cost of Product Sales. Cost of product sales during the six months ended June 30, 2017 was $6.8 million, an increase of $2.0 million, or 42.3%, as compared to $4.8 million for the six months ended June 30, 2016. The quarter over quarter increase is attributable primarily to increased number of units sold.

Research and Development Expense.  Research and development (R&D) expenses during the six months ended June 30, 2017 were $20.4 million as compared to $21.7 million for the six months ended June 30, 2016, a decrease of $1.3 million or 5.7%. This decrease is primarily due to the completion of enrollment in 2016 of the Phase IIb dose ranging trial for SPN-812.

Selling, General and Administrative Expenses.  Our selling, general and administrative (SG&A) expenses were $63.3 million during the six months ended June 30, 2017 as compared to $51.3 million for the six months ended June 30, 2016, an increase of $12.0 million or 23.5%. The increase in SG&A expenses is primarily due to the sales and marketing activities and programs related to the April 2017 launch of the migraine indication for Trokendi XR.

Interest Income. During the six months ended June 30, 2017 and 2016, we recognized $1.2 million and $0.7 million, respectively, of interest income earned on our cash and marketable securities investments.

Interest Expense.  Interest expense was $0.1 million during the six months ended June 30, 2017 as compared to $0.4 million for the six months ended June 30, 2016. The decrease of $0.3 million was primarily due to a decrease in the principal amount of our outstanding 7.5% Convertible Senior Secured Notes due in 2019 (the Notes) from $6.6 million at June 30, 2016 to $1.6 million at June 30, 2017. During the six months ended June 30, 2017, a total of $3.0 million of Notes and related accrued interest converted into 0.6 million shares of common stock.

Interest Expense—Non-recourse Liability Related to Sale of Future Royalties. Non-cash interest expense related to our royalty liability was $1.1 million during the six months ended June 30, 2017 as compared to $2.6 million for the six months ended June 30, 2016. The decrease of $1.5 million for this non-cash expense item was primarily due to a decrease in our projection of future royalties related to Orenitram.

Changes in Fair Value of Derivative Liability.  During the six months ended June 30, 2017 and 2016, we recognized a non-cash gain of $76,000 and $224,000, respectively, related to a change in estimated fair value of the interest make-whole derivative liability related to our Notes. The decrease of $148,000 is primarily due to the decrease in the derivative liability balance as a result of notes conversions during the period.

Loss on Extinguishment of Debt.  During the six months ended June 30, 2017, we recognized a non-cash loss on extinguishment of debt of $0.2 million related to the conversion of $3.0 million of our Notes. During the six months ended June 30, 2016, we recognized a non-cash loss on extinguishment of debt of $0.4 million related to the conversion of $2.0 million of our Notes.

Income Tax.  During the six months ended June 30, 2017, we recorded $15.0 million of tax expense as compared to $0.6 million for the six months ended June 30, 2016, an increase of $14.4 million. During the third quarter of 2016, we released the full amount of the valuation allowance recorded against our deferred tax assets. As a result, 2017 tax expense is recognized at a rate of approximately 35%, consistent with our expectations going forward.

Net Income.  We realized net income of $27.7 million during the six months ended June 30, 2017, as compared to net income of $15.1 million during the six months ended June 30, 2016, an increase of $12.6 million. This change was primarily due to the revenue generated from our two commercial products, Oxtellar XR and Trokendi XR, offset by increased SG&A spending, and the increased tax rate.

Liquidity and Capital Resources

We believe our increasing levels of net product sales will be sufficient to finance our operations in 2017 and subsequent years, including the increased R&D expenses for our clinical trials. We expect to incur significantly increased R&D expenses for the remainder of 2017 and in subsequent years to support the development of SPN-810 and SPN-812, including their respective Phase III trials.

Our working capital at June 30, 2017 was $80.0 million, an increase of $9.2 million compared to our working capital of $70.7 million at December 31, 2016. Our long term marketable securities at June 30, 2017 were $104.6 million, an increase of $29.2 million compared to $75.4 million at December 31, 2016.

Our stockholders’ equity increased by $37.6 million during the six month period ended June 30, 2017, primarily as a result of net income, the issuance of shares related to the conversion of our Notes and share-based compensation.

As of June 30, 2017, holders of the Notes have converted a total of approximately $88.4 million of the Notes. Cumulatively, through June 30, 2017, we issued a total of approximately 16.7 million shares of common stock in the conversion of the principal amount of the Notes. We issued an additional 2.2 million shares of common stock and also paid approximately $1.7 million in cash in settlement of the interest make-whole provision related to the converted Notes.

Subsequent to June 30, 2017, holders of the Notes converted approximately $1.6 million of the Notes. We issued a total of approximately 297,000 shares of common stock in conversion of the principal amount of the Notes and accrued interest thereon. Subsequent to these conversions, the principal amount of the Notes outstanding was zero. Our obligations under the Indenture governing the Notes were satisfied and discharged.

We achieved positive cash flow and profitability from operations in each quarter of 2016 and in the first and second quarters of 2017. While we expect to maintain profitability in 2017 as we continue to increase sales, we anticipate there may be significant variability from quarter to quarter in our level of profitability due to increasing spending to advance our clinical product candidates.

Cash Flows

The following table sets forth the major sources and uses of cash and equivalents for the periods set forth below, in thousands:

	Six Months ended June 30,		Increase/
	2017	2016	(decrease)
	(unaudited)
Net cash provided by (used in):

Operating activities	$39,300	$13,635	25,665

Investing activities	(46,125)	(11,972)	(34,153)

Financing activities	2,164	995	1,169

Net increase in cash and cash equivalents	$(4,661)	$2,658

Operating Activities

Net cash provided by/used in operating activities is comprised of two components: cash provided by operating income/loss and cash provided by/used in changes in working capital.

Results for the six months ended June 30, 2017 and 2016 are summarized below, in thousands:

	Six Months ended June 30,		Increase/
	2017	2016	(decrease)
	(unaudited)

Cash provided by operating income	$44,150	$19,963	24,187

Cash used in working capital	(4,850)	(6,328)	(1,478)

Net cash provided by operating activities	$39,300	$13,635

The increase in net cash provided by operating activities is primarily driven by increased revenue generated from the sale of Trokendi XR and Oxtellar XR. The decrease in cash used in changes in working capital is primarily driven by increased net sales deductions associated with our increased revenues.

The changes in certain operating assets and liabilities are, in thousands:

	Six Months ended June 30,
	2017	2016	Explanation of Change
	(unaudited)

Increase in accounts receivable	$(9,630)	$(8,373)	Increased sales.
Decrease (increase) in inventory	178	(3,786)	Utilization of build-up of inventory from migrane launch
(Increase) decrease in prepaid expenses and other assets	(1,791)	1,989	Increase due to milestone receivable from collaborative partners. Decrease due to progress of clinical trials.
Increase in accounts payable, accrued sales deductions, accrued expenses, and accrued income taxes payable	6,046	3,598	Timing of accruals, including compensation and increased sales deductions and clinical trial accruals.
Other	347	244
	$(4,850)	$(6,328)

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

Net cash used in investing activities for the six months ended June 30, 2017 of $46.1 million relate to the net purchase of marketable securities of $36.0 million, deferred legal fees of $9.2 million, and property and equipment purchases of $0.9 million. Net cash used in investing activities for the six months ended June 30, 2016 of $12.0 million relate to the net purchase of marketable securities of $7.4 million, deferred legal fees of $3.7 million, and property and equipment purchases of $0.9 million.

Financing Activities

Net cash provided by financing activities of $2.2 million and $1.0 million for the six months ended June 30, 2017 and 2016, respectively, is from proceeds received from stock option exercises.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations and commitments as of June 30, 2017 (except as noted below), in thousands, unaudited:

	Less than	1 - 3	3 - 5	Greater than
Contractual Obligations	1 Year	Years	Years	5 Years	Total

Convertible Senior Secured Notes (1)	$—	$1,575	$—	$—	$1,575
Interest on Convertible Notes (1)	118	98	—	—	216
Operating leases (2)	2,294	2,459		—	4,753
Purchase obligations (3)	137,457	23,456	4,675	—	165,588
Total (4)	$139,869	$27,588	$4,675	$—	$172,132

(1)                                 Subsequent to June 30, 2017, holders of Notes converted the remaining outstanding notes of $1.6 million. (see Note 15 in the notes to the consolidated financial statements in Part I.)

(2)                                 Our commitments for operating leases relate to our lease of office equipment, fleet vehicles and office and laboratory space as of June 30, 2017.

(3)                                 Relates primarily to agreements and purchase orders with contractors.

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

In addition to the above table, we are contractually obligated to pay to HC Royalty all royalty payments earned, up to a certain threshold, under a licensing agreement with United Therapeutics Corporation. Although we have recorded a liability of $29.2 million at June 30, 2017 related to this obligation, it is a non-recourse liability as we have no obligation to make any payments to HC Royalty. Accordingly, this obligation will have no impact on our liquidity at any time. Therefore, the non-recourse liability has not been included in the table above.

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

We have also entered into a purchase and sale agreement with Rune HealthCare Limited (Rune), where we obtained the exclusive worldwide rights to a product concept from Rune. There are no future milestone payments owing to Rune under this agreement. If we receive approval to market and sell any products based on the Rune product concept for SPN-809, we will be obligated to pay royalties as a low single digit percentage of worldwide net sales.

Off-Balance Sheet Arrangements

We currently do not have, nor have we ever had, any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non-exchange traded contracts.

Recently Issued Accounting Pronouncements

For a discussion of new accounting pronouncements, see Note 2 in the notes to the consolidated financial statements in Part I, Item 1 of this report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The primary objective of our investment activities is to preserve our capital to fund operations. We also seek to maximize income from our investments without assuming significant risk. Our exposure to market risk is confined to our cash, cash equivalents, marketable securities and long term marketable securities. As of June 30, 2017, we had unrestricted cash, cash equivalents, marketable securities and long term marketable securities of $197.6 million. We do not engage in any hedging activities against changes in interest rates. Because of the short-term maturities of our cash, cash equivalents, marketable securities and long term marketable securities and because we hold these securities to maturity, we do not believe that an increase in market rates would have any significant impact on the realizable value of our investments.

We may contract with CROs and investigational sites globally. Currently, we do not have ongoing trials outside of the U.S. We do not hedge our foreign currency exchange rate risk. A hypothetical 10% appreciation in Euro exchange rates against the U.S. dollar from prevailing market rates would have decreased our net income by approximately $11,000 for the six months ended June 30, 2017. Conversely, a hypothetical 10% depreciation in Euro exchange rates against the U.S. dollar from prevailing market rates would have increased our net income by approximately $11,000 for the six months ended June 30, 2017. We do not believe that inflation and changing prices over the six months ended June 30, 2017 and 2016 had a significant impact on our consolidated results of operations.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (Exchange Act). Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act has been appropriately recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosure.

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(b) and 15d-15(b) under the Exchange Act. Based on that evaluation, under the supervision and with the participation of our management, including our CEO and CFO, we concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of June 30, 2017 because of continued material weaknesses in our internal control over financial reporting as described in our Annual Report on Form 10-K for the year ended December 31, 2016, which was filed on March 16, 2017.

Specifically, Company personnel did not have a sufficient understanding of the Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO 2013 Framework) and its application to internal controls over financial reporting, and their responsibilities for effective internal control. Also, the Company did not have an effective risk assessment process that identified necessary changes in financial reporting and internal controls impacted by changes in information technology systems.

As a consequence, the Company did not have effective control activities over the completeness and accuracy of key assumptions and data analyzed by a third party consultant and which was ultimately used by management to determine the returns portion of accrued sales deductions. The Company did not have effective general information technology controls (GITCs) over the Microsoft Dynamics AX information technology system and the employee expense reimbursement system.

Notwithstanding the identified material weaknesses, management has concluded that the consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present in all material respects our financial condition, results of operations and cash flows at and for the periods presented in accordance with U.S. GAAP.

Management’s Remediation Plan

The Company is in the process of executing the following steps in 2017 to remediate the aforementioned material weaknesses in its internal control over financial reporting as described in our 2016 Annual Report:

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

During the second quarter, we hired an Accounting Associate Director who will oversee the implementation of financial accounting and internal controls policies and procedures. We also have conducted comprehensive internal controls training and facilitated sessions to enhance the understanding of process flows and control documentation for all processes.  We have implemented a quarterly SOX process owner certification program to capture personnel, process and system changes throughout the year.

While the audit committee of our board of directors and senior management are closely monitoring this remediation, until the remediation efforts discussed in this section, including any additional remediation efforts that our senior management identifies as necessary, are completed, tested and determined effective, we will not be able to conclude that the material weaknesses have been remediated. In addition, we may need to incur incremental costs associated with remediation, primarily due to the hiring and training of finance and accounting personnel, and the implementation of improved training procedures.

Changes in Internal Control over Financial Reporting

Our management, including our CEO and CFO, has evaluated any changes in our internal control over financial reporting that occurred during the quarterly period ended June 30, 2017, and has concluded that there was no change that occurred during the quarterly period ended June 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The Complaint—filed in the U.S. District Court for the District of New Jersey—alleged, inter alia, that TWi infringed our Oxtellar XR patents by submitting to the FDA an ANDA seeking to market a generic version of Oxtellar XR prior to the expiration of our patents. Filing the Complaint within 45 days of receiving TWi’s Paragraph IV certification notice entitles Supernus to an automatic stay preventing the FDA from approving TWi’s ANDA for 30 months from the date of our receipt of the first Paragraph IV certification notice. On February 13, 2015, TWi answered the Complaint and denied the substantive allegations of the Complaint.  TWi also asserted Counterclaims seeking declaratory judgments of non-infringement and invalidity of United States Patent Nos. 7,722,898 and 7,910,131. On March 20, 2015, we filed our Reply, denying the substantive allegations of those Counterclaims.  A four-day bench trial was held between April 3 and April 6, 2017.  Post-trial briefing was completed on May 15, 2017 and the parties are awaiting the Court’s decision.

Supernus Pharmaceuticals, Inc. v. TWi Pharmaceuticals, Inc., et al., C.A. No. 17-2164 (RMB)(JS) (D.N.J.)

We received a second Paragraph IV Notice Letter against United States Patent Nos. 7,722,898, 7,910,131, 8,617,600, 8,821,930, 9,119,791, 9,351,975, and 9,370,525 from generic drug maker TWi Pharmaceuticals, Inc. on February 16, 2017.  On March 31, 2017, we filed a lawsuit against TWi Pharmaceuticals, Inc. and TWi International LLC alleging infringement of United States Patent Nos. 7,722,898, 7,910,131, 8,617,600, 8,821,930, 9,119,791, 9,351,975, and 9,370,525.  TWi filed a motion to dismiss Supernus’s March 31, 2017 Complaint on May 10, 2017.  On May 11, 2017, the Court administratively terminated TWi’s motion to dismiss for failure to comply with the Court’s Individual Rules and Procedures.  On May 19, 2017, the Court “administratively terminate[d] this matter pending this Court’s decision in the First TWi Action [concerning United States Patent Nos. 7,722,898, 7,910,131, 8,617,600, and 8,821,930].”

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

Supernus Pharmaceuticals, Inc. v. Actavis, Inc., C.A. No. 14-6102 (SDW)(LDW) (D.N.J.)

We received Paragraph IV Notice Letters against Trokendi XR Orange Book patents, namely United States Patent Nos. 8,298,576, 8,298,580, 8,663,683, 8,877,248, 8,889,191, and 8,992,989 from generic drug maker Actavis Laboratories FL, Inc. These patents cover once-a-day topiramate formulations and methods of treating seizures using those formulations. On October 1, 2014, we initiated a lawsuit against Actavis; the lawsuit alleged infringement of the Trokendi XR Orange Book patents. The FDA Orange Book currently lists United States Patent No. 8,298,576 as expiring on April 4, 2028 and United States Patent Nos. 8,298,580, 8,663,683, 8,877,248, 8,889,191, and 8,992,989 as expiring on November 16, 2027.

This action for patent infringement—filed in the U.S. District Court for the District of New Jersey—alleged that Actavis infringed the Trokendi XR patents by, inter alia, submitting to the FDA an ANDA seeking to market a generic version of Trokendi XR prior to the expiration of these patents. Actavis answered these allegations with affirmative defenses and counterclaims of noninfringement and invalidity of the patents in suit. Filing its October 1, 2014 Complaint within 45 days of receiving the first of three Actavis Laboratories FL, Inc. Paragraph IV Notice Letters entitled Supernus to an automatic stay preventing the FDA from approving Actavis’s ANDA for 30 months from the date of our receipt of such Notice Letter.

The Company announced on March 7, 2017 that it entered into a binding term sheet with Actavis regarding the settlement of this case. The binding term sheet permits Actavis to begin selling a generic version of Trokendi XR on January 1, 2023, or earlier under certain circumstances. On March 13, 2017, the Company entered into a settlement agreement with Actavis. A consent judgment and stipulation of dismissal with prejudice, and a stipulation and order of dismissal were entered by the U.S. District Court for the District of New Jersey. The agreement has been submitted to the applicable governmental agencies.

Supernus Pharmaceuticals, Inc. v. Zydus Pharmaceuticals (USA) Inc., C.A. No. 14-7272 (SDW)(LDW) (D.N.J.)

We received Paragraph IV Notice Letters against Trokendi XR Orange Book patents, namely United States Patent Nos. 8,298,576, 8,298,580, 8,663,683, 8,877,248, 8,889,191, and 8,992,989 from generic drug maker Zydus Pharmaceuticals (USA) Inc. These patents cover once-a-day topiramate formulations and methods of treating seizures using those formulations. On November 21, 2014, we initiated a lawsuit against Zydus Pharmaceuticals (USA) Inc. and Cadila Healthcare Limited (collectively Zydus); the lawsuit alleged infringement of the Trokendi XR Orange Book patents. The FDA Orange Book currently lists United States Patent No. 8,298,576 as expiring on April 4, 2028 and United States Patent Nos. 8,298,580, 8,663,683, 8,877,248, 8,889,191 and 8,992,989 as expiring on November 16, 2027.

This action for patent infringement—filed in the U.S. District Court for the District of New Jersey—alleged that Zydus infringed the Trokendi XR patents by, inter alia, submitting to the FDA an ANDA seeking to market a generic version of Trokendi XR prior to the expiration of these patents. Zydus answered these allegations with affirmative defenses and counterclaims of noninfringement and invalidity of the patents in suit. Filing its November 21, 2014 Complaint within 45 days of receiving the first of three Paragraph IV Notice Letters from Zydus Pharmaceuticals (USA) Inc. entitled Supernus to an automatic stay preventing the FDA from approving Zydus’s ANDA for 30 months from the date of our receipt of such Notice Letter.

The Company announced on March 6, 2017 that it entered into a settlement agreement with Zydus regarding this case. The settlement permits Zydus to begin selling a generic version of Trokendi XR on January 1, 2023, or earlier under certain circumstances. A stipulation and order of dismissal without prejudice was entered by the U.S. District Court for the District of New Jersey. The agreement has been submitted to the applicable governmental agencies.

Supernus Pharmaceuticals, Inc. v. Par Pharmaceutical Companies, Inc., C.A. No. 15-326 (SDW)(LDW) (D.N.J.)

We received Paragraph IV Notice Letters against Trokendi XR Orange Book patents, namely United States Patent Nos. 8,298,576, 8,298,580, 8,663,683, 8,877,248, 8,889,191, and 8,992,989 from generic drug maker Par Pharmaceutical, Inc. These patents cover once-a-day topiramate formulations and methods of treating seizures using those formulations. On January 16, 2015, we initiated a lawsuit against Par; the lawsuit alleged infringement of the Trokendi XR Orange Book patents. The FDA Orange Book currently lists United States Patent No. 8,298,576 as expiring on April 4, 2028 and United States Patent Nos. 8,298,580, 8,663,683, 8,877,248, 8,889,191, and 8,992,989 as expiring on November 16, 2027.

This action for patent infringement—filed in the U.S. District Court for the District of New Jersey—alleged that Par infringed the Trokendi XR patents by, inter alia, submitting to the FDA an ANDA seeking to market a generic version of Trokendi XR prior to the expiration of these patents. Par answered these allegations with affirmative defenses and counterclaims of noninfringement and invalidity of the patents in suit. Filing its January 16, 2015 Complaint within 45 days of receiving the first of three Paragraph IV Notice Letters from Par Pharmaceutical, Inc. entitled Supernus to an automatic stay preventing the FDA from approving Par’s ANDA for 30 months from the date of our receipt of such Notice Letter.

The Company announced on October 15, 2015 that it entered into a settlement agreement with Par regarding this case. The settlement permits Par to begin selling a generic version of Trokendi XR on April 1, 2025, or earlier under certain circumstances. The agreement is subject to a consent judgment that was entered by the U.S. District Court for the District of New Jersey. In the consent judgment, Par acknowledges that the Orange Book-listed patents for Trokendi XR owned by Supernus, namely United States Patent Nos. 8,298,576, 8,298,580, 8,663,683, 8,877,248, 8,889,191, and 8,992,989, are valid and enforceable with respect to Par’s ANDA product, and would be infringed by Par’s ANDA product. The agreement has been submitted to the applicable governmental agencies.

Item 1A. Risk Factors

Any investment in our business involves a high degree of risk. Before making an investment decision, you should carefully consider the information we include in this Quarterly Report on Form 10-Q, including our condensed consolidated financial statements and related notes, and the additional information in the other reports we file with the Securities and Exchange Commission along with the risks described in our Annual Report on Form 10-K for the year ended December 31, 2016. These risks may result in material harm to our business and our financial condition and results of operations. In such an eventuality, the market price of our common stock may decline and you could lose part or all of your investment.

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

In both the U.S. (federal and certain states) and some foreign jurisdictions, there have been a number of legislative and regulatory proposals and initiatives to change the health care system in ways that could adversely affect our ability to sell any approved product profitably. Some of these proposed and implemented reforms could result in reduced reimbursement rates for our products, which would adversely affect our business strategy, operations and financial results. For example, in March 2010, President Obama signed into law a comprehensive change to the U.S. healthcare system, known as the Patient Protection and Affordable Care Act of 2010, as amended by the HealthCare and Education Reconciliation Act of 2010. These laws and their regulations, which we refer to collectively as the Affordable Care Act, have had far reaching consequences for pharmaceutical companies like us. As a result of the Affordable Care Act, substantial changes have been made to the current system for paying for healthcare in the U.S., including changes made in order to extend benefits to those who currently lack insurance coverage and to change coverage parameters.

The Affordable Care Act has continued the downward pressure on pharmaceutical pricing, especially under the Medicare and Medicaid programs, and increased the industry’s regulatory burdens and operating costs. Among the provisions of the Affordable Care Act of importance to our products and product candidates are the following:

•      An annual, nondeductible fee payable by any entity that manufactures or imports specified branded prescription drugs and biologic agents payable to the federal government based on each company’s market share of prior year total sales of branded products to certain federal healthcare programs;

•      An increase in the statutory minimum rebates a manufacturer must pay under the Medicaid Drug Rebate Program;

•      A new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected;

•      A new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D;

•      Extension of manufacturers’ Medicaid rebate liability to individuals enrolled in Medicaid managed care organizations;

•      Expansion of eligibility criteria for Medicaid programs in certain states;

•      Expansion of the entities eligible for discounts under the Public Health Service pharmaceutical pricing program;

•      A new requirement to annually report drug samples that manufacturers and distributors provide to physicians; and

•      A new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research.

Since its enactment, there have been judicial and Congressional challenges to certain aspects of the Affordable Care Act. The new Presidential Administration and U.S. Congress have attempted and will likely continue to seek to modify, repeal, or otherwise invalidate all, or certain provisions of, the Affordable Care Act. It is uncertain the extent to which any such changes, if made, may impact our business or financial condition.

In addition, other legislative changes have been adopted since the Affordable Care Act was enacted. These changes include aggregate reductions in Medicare payments to providers of 2% per fiscal year, which went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2025 unless additional Congressional action is taken. In January 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several types of providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws may result in additional reductions in Medicare and other healthcare funding, which could have a material adverse effect on our customers and, accordingly, our financial operations. More recently, there have been several U.S. Congressional inquiries and proposed bills designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. Individual states in the United States have also become increasingly active in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. Legally mandated price controls on payment amounts by third-party payors or other restrictions could harm our business, results of operations, financial condition and prospects. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs.

In 2007, the Food and Drug Administration Amendments Act of 2007 was enacted, giving the FDA enhanced post-marketing authority, including the authority to require post-marketing studies and clinical trials, labeling changes based on new safety information, and compliance with risk evaluations and mitigation strategies approved by the FDA. In 2012, the Food and Drug Administration Safety and Innovation Act was enacted, expanding drug supply chain requirements and strengthening FDA’s response to drug shortages, as well as other changes. The FDA’s exercise of this authority could result in delays or increased costs during product development, clinical trials and regulatory review, increased costs to assure compliance with post-approval regulatory requirements, and potential restrictions on the sale and/or distribution of any approved product. The Drug Quality and Security Act (DQSA) became law in 2013. The DQSA creates the requirement for companies to trace, verify and identify all products across all changes of ownership from manufacturer to dispenser.

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

As a supplier of pharmaceuticals, certain U.S. federal and state health care laws and regulations pertaining to patients’ rights to privacy and healthcare fraud and abuse are and will be applicable to our business. We could be subject to healthcare fraud and abuse and patient privacy regulation by both the federal government and the states in which we conduct our business. The regulations include the:

•      Federal healthcare program Anti-Kickback Statute, which prohibits, among other things, persons from knowingly and willfully soliciting, receiving or providing remuneration, directly or indirectly, to induce either the referral of an individual for an item or service or the purchasing or ordering of a good or service, for which payment may be made under federal healthcare programs such as the Medicare and Medicaid programs. A person or entity does not need to have actual knowledge or specific intent to violate the statute in order to have committed a violation. Further, the government may assert that a claim, including items and services resulting from a violation of the federal Anti-Kickback Statute, constitutes a false or fraudulent claim for purposes of the federal False Claims Act, discussed below;

•      Federal civil and criminal false claims laws and civil monetary penalty laws, which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid, or other third-party payors that are false or fraudulent, knowingly making a false statement material to an obligation to pay or transmit money to the federal government or knowingly concealing or improperly avoiding or decreasing an obligation to pay money to the federal government, and which may apply to entities like us which provide coding and billing advice to customers;

•      Federal Health Insurance Portability and Accountability Act of 1996 (HIPAA), which prohibits executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters. Similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge or specific intent to violate the statute in order to have committed a violation;

•      HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, also imposes certain requirements relating to the privacy, security and transmission of individually identifiable health information;

•      Federal physician payment transparency requirements under the Affordable Care Act, which require manufacturers of drugs, devices, biologics, and medical supplies to report to the Department of Health and Human Services information related to physician payments and other transfers of value and physician ownership and investment interests;

•      Federal price reporting laws, which require us to calculate and report complex pricing metrics to government programs, where such reported prices may be used in the calculation of reimbursement and/or discounts on our commercial products;

•      FDCA, which among other things, strictly regulates drug product marketing, prohibits manufacturers from marketing drug products for off-label use and regulates the distribution of drug samples; and

•      State law equivalents of each of the above federal laws, such as state anti-kickback laws, physician payment and drug pricing transparency laws, and false claims laws which may apply to our business practices, including, but not limited to, research, distribution, sales and marketing arrangements and to claims for items or services reimbursed by any third-party payor, including commercial insurers; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the applicable compliance guidance promulgated by the federal government, or otherwise restrict payments that may be made to healthcare providers; and state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by federal laws, thus complicating compliance efforts.

Efforts to ensure that our business arrangements with third parties will comply with applicable healthcare laws and regulations could be costly. It is possible that governmental authorities may conclude that our business practices do not comply with current or future statutes, regulations, agency guidance or case law involving applicable healthcare laws. If our operations are found to be in violation of any of the laws described above or any governmental regulations that apply to us, we may be subject to penalties, including civil and criminal penalties, damages, fines, exclusion from participation in federal healthcare programs and the curtailment or restructuring of our operations. Any penalties, damages, fines, exclusion, curtailment or restructuring of our operations could adversely affect our ability to operate our business and impair our financial results. Although compliance programs can mitigate the risk of investigation and prosecution for violations of these laws, the risks cannot be entirely eliminated. Any action against us for violation of these laws, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business. Moreover, achieving and sustaining compliance with applicable federal and state privacy, security and fraud laws may prove costly.

Our products and our product candidates may be subject to restrictions or withdrawal from the market. We may be subject to penalties if we fail to comply with regulatory requirements.

Even though U.S. regulatory approval has been obtained for Trokendi XR and Oxtellar XR, the FDA may still impose significant restrictions on their indicated uses or marketing or impose ongoing requirements for costly post-approval studies. For example, both Trokendi XR and Oxtellar XR were approved on the basis of post-approval commitments, including that we develop additional age-appropriate formulations of the drugs and conduct post-approval clinical studies in accordance with certain timelines laid out in the approval letters. Although we have made significant efforts to meet these timelines, in certain cases we have been unable to meet these timelines. We are also required to conduct an additional post-approval study with respect to Trokendi XR for the treatment of prophylaxis of migraine. If we do not meet our post-marketing commitments and are unable to show good cause for our inability to adhere to the timetables laid out in the approval letters, the FDA could take enforcement action against us, including withdrawal of approval. While we believe that we can show good cause for our inability to meet the timelines for our post-approval study requirements, the FDA may disagree.

Our product candidates would also be, and our approved product and our collaborators’ approved products are, subject to ongoing FDA requirements governing the labeling, packaging, storage, advertising, promotion, recordkeeping and submission of safety and other information. In addition, manufacturers of drug products and their facilities are subject to continual review and periodic inspections by the FDA and other regulatory authorities for compliance with Good Clinical Practices and Good Manufacturing Practices (cGMP) regulations. If we, our collaborators or a regulatory authority discovers previously unknown problems with a product, including side effects that are unanticipated in severity or frequency, or problems with the facility where the product is manufactured, a regulatory authority may impose restrictions on that product or the manufacturer, including requiring withdrawal of the product from the market or suspension of manufacturing. If we or our collaborators, or our or our collaborators’ approved products or product candidates, or the manufacturing facilities for our or our collaborators’ approved products or product candidates fail to comply with applicable regulatory requirements, a regulatory authority may:

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

In addition, our product labeling, advertising and promotion of our approved products, are subject to regulatory requirements and continuing regulatory review. The FDA strictly regulates the promotional claims that may be made about prescription products. In particular, a product may not be promoted for uses that are not approved by the FDA as reflected in the product’s approved labeling. Notwithstanding, physicians may nevertheless prescribe our products to their patients in a manner that is inconsistent with the approved label, which is known as “off label use”. The FDA and other authorities actively enforce the laws and regulations prohibiting the promotion of off-label uses, and a company that is found to have promoted off-label uses may be subject to significant sanctions. For example, on October 31, 2016 the FDA sent us an untitled letter alleging that certain marketing claims made in a promotional video for Oxtellar XR, suggested that the drug was intended for uses outside its FDA-approved label. Following receipt of the untitled letter, we removed the promotional video in question and revised other promotional materials for Oxtellar XR as a precautionary measure, and FDA closed the matter. The federal government has levied large civil and criminal fines against companies for alleged improper promotion and has enjoined several companies from engaging in off-label promotion. If we are found to have promoted off-label uses, we may be enjoined from such off-label promotion and become subject to significant liability, which would have an adverse effect on our reputation, business and revenues, if any.

Further, the FDA’s policies may change and additional government regulations may be enacted that could affect our products or prevent, limit or delay regulatory approval of our product candidates. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained, which would adversely affect our business, prospects and ability to achieve or sustain profitability.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)                                 Sales of Unregistered Securities.

During the six months ended June 30, 2017, the Company granted options to employees to purchase an aggregate of 1,063,255 shares of common stock at an exercise price of $25.71 per share. The options are exercisable for a period of ten years from the grant date. These issuances were exempt from registration in reliance on Section 4(a)(2) of the Securities Act as transactions not involving any public offering.

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

SUPERNUS PHARMACEUTICALS, INC.

DATED: August 3, 2017	By:	/s/ Jack A. Khattar
Jack A. Khattar
President, Secretary and Chief Executive Officer

DATED: August 3, 2017	By:	/s/ Gregory S. Patrick
Gregory S. Patrick
Vice President and Chief Financial Officer

35

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

36