Form 10-Q
period 2017-09-30
SUPERNUS PHARMACEUTICALS INC
filed 2017-11-09
CIK 1356576

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of the close of business on October 31, 2017 was 51,262,132.

SUPERNUS PHARMACEUTICALS, INC.

FORM 10-Q — QUARTERLY REPORT

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2017

PART I — FINANCIAL INFORMATION

Supernus Pharmaceuticals, Inc.

Consolidated Balance Sheets

(in thousands, except share amounts)

	September 30,	December 31,
	2017	2016
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$81,924	$66,398
Marketable securities	32,626	23,723
Accounts receivable, net	56,166	41,527
Inventories, net	14,947	16,801
Prepaid expenses and other current assets	5,667	2,955
Total current assets	191,330	151,404
Long term marketable securities	123,123	75,410
Property and equipment, net	4,688	4,344
Intangible assets, net	37,162	36,350
Other non-current assets	368	331
Deferred income taxes	28,807	41,729

Total assets	$385,478	$309,568

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$6,262	$8,055
Accrued sales deductions	59,772	41,943
Accrued expenses	26,892	27,427
Income taxes payable	6,489	7
Non-recourse liability related to sale of future royalties, current portion	5,254	3,101
Deferred licensing revenue	287	209
Total current liabilities	104,956	80,742
Deferred licensing revenue, net of current portion	1,221	1,501
Convertible notes, net	—	4,165
Non-recourse liability related to sale of future royalties, long term	22,702	27,289
Other non-current liabilities	4,936	4,002
Derivative liabilities	—	114
Total liabilities	133,815	117,813

Stockholders’ equity:
Common stock, $0.001 par value, 130,000,000 shares authorized at September 30, 2017 and December 31, 2016; 51,262,007 and 49,971,267 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	51	50
Additional paid-in capital	291,841	276,127
Accumulated other comprehensive income (loss), net of tax	252	(134)
Accumulated deficit	(40,481)	(84,288)
Total stockholders’ equity	251,663	191,755

Total liabilities and stockholders’ equity	$385,478	$309,568

See accompanying notes.

Supernus Pharmaceuticals, Inc.

Consolidated Statements of Operations

(in thousands, except share and per share data)

	Three Months ended September 30,		Nine Months ended September 30,
	2017	2016	2017	2016
	(unaudited)		(unaudited)
Revenue
Net product sales	$78,066	$55,618	$207,763	$148,978
Royalty revenue	2,010	1,140	4,338	3,464
Licensing revenue	322	52	1,702	187

Total revenue	80,398	56,810	213,803	152,629

Costs and expenses
Cost of product sales	4,251	3,428	11,060	8,214
Research and development	12,980	7,868	33,405	29,539
Selling, general and administrative	40,825	25,675	104,141	76,956

Total costs and expenses	58,056	36,971	148,606	114,709

Operating income	22,342	19,839	65,197	37,920
Other income (expense)
Interest income	814	378	2,002	1,071
Interest expense	—	(202)	(148)	(577)
Interest expense-nonrecourse liability related to sale of future royalties	(155)	(1,004)	(1,274)	(3,564)
Changes in fair value of derivative liabilities	—	125	76	349
Loss on extinguishment of debt	(91)	—	(295)	(382)

Total other income (expense)	568	(703)	361	(3,103)

Earnings before income taxes	22,910	19,136	65,558	34,817

Income tax expense (benefit)	6,949	(42,690)	21,932	(42,085)
Net income	$15,961	$61,826	$43,626	$76,902

Earnings per share:
Basic	$0.31	$1.25	$0.86	$1.56
Diluted	$0.29	$1.18	$0.82	$1.48

Weighted-average number of common shares outstanding:
Basic	51,046,375	49,516,595	50,583,726	49,395,284
Diluted	53,628,389	51,974,435	53,227,433	51,615,334

See accompanying notes.

Supernus Pharmaceuticals, Inc.

Consolidated Statements of Comprehensive Income

(in thousands)

	Three Months ended September 30,		Nine Months ended September 30,
	2017	2016	2017	2016
	(unaudited)		(unaudited)

Net income	$15,961	$61,826	$43,626	$76,902
Other comprehensive income (loss):
Unrealized net gain (loss) on marketable securities, net of tax	36	(422)	386	615
Other comprehensive income (loss):	36	(422)	386	615

Comprehensive income	$15,997	$61,404	$44,012	$77,517

See accompanying notes.

Supernus Pharmaceuticals, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Nine Months ended September 30,
	2017	2016
	(unaudited)
Cash flows from operating activities
Net income	$43,626	$76,902

Adjustments to reconcile net income to net cash provided by operating activities:
Loss on extinguishment of debt	295	382
Change in fair value of derivative liability	(76)	(349)
Depreciation and amortization	6,462	1,728
Amortization of deferred financing costs and debt discount	50	226
Non-cash interest expense, net/interest (income), net	(342)	286
Non-cash interest expense on non-recourse liability related to sale of future royalties	1,274	3,564
Non-cash royalty revenue	(3,708)	(3,464)
Share-based compensation expense	6,447	4,454
Deferred income tax provision	13,314	(42,377)
Changes in operating assets and liabilities:
Accounts receivable	(14,639)	(10,312)
Inventories	1,854	(4,866)
Prepaid expenses and other current assets	(2,712)	1,060
Accounts payable	(1,312)	(1,629)
Accrued sales deductions	17,829	12,900
Accrued expenses	2,769	2,503
Income taxes payable	6,482	811
Deferred licensing revenue	(202)	195
Other non-current liabilities	894	(140)
Net cash provided by operating activities	78,305	41,874

Cash flows from investing activities
Purchases of marketable securities	(78,938)	(31,194)
Sales and maturities of marketable securities	23,052	22,398
Purchases of property, plant and equipment	(1,273)	(1,302)
Deferred legal fees	(10,130)	(12,224)
Net cash used in investing activities	(67,289)	(22,322)

Cash flows from financing activities
Proceeds from issuance of common stock	4,510	1,255
Net cash provided by financing activities	4,510	1,255

Net increase in cash and cash equivalents	15,526	20,807
Cash and cash equivalents at beginning of period	66,398	33,498
Cash and cash equivalents at end of period	$81,924	$54,305

Supplemental cash flow information:
Cash paid for interest	$134	$247

Noncash financial activity:
Conversion of convertible notes and interest make-whole	$4,546	$2,138
Deferred legal fees included in accounts payable and accrued expenses	$1,337	$7,920

See accompanying notes.

Supernus Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements

For the Nine Months ended September 30, 2017 and 2016

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

The Company launched Oxtellar XR and Trokendi XR in 2013 for the treatment of epilepsy and launched Trokendi XR for the prophylaxis of migraine in adolescents and adults in April 2017.

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

The results of operations for the three and nine months ended September 30, 2017 are not necessarily indicative of the Company’s future financial results.

Marketable Securities

Marketable securities consist of investments in U.S. Treasury bills and notes, certificates of deposit, various U.S. governmental agency debt securities, corporate and municipal bonds and other fixed income securities. The Company places all investments with government, industrial, or financial institutions whose debt is rated as investment grade. The Company classifies all available-for-sale marketable securities with maturities greater than one year from the balance sheet date as non-current assets.

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

The Company established the Supernus Supplemental Executive Retirement Plan (SERP) for the sole purpose of receiving funds for executives from a previous SERP and providing a continuing deferral program under the Supernus SERP. As of September 30, 2017 and December 31, 2016, the fair value of the SERP was $313,000 and $275,000, respectively. The fair value of these assets is included within other non-current assets on the consolidated balance sheets. A corresponding non-current liability is also included in the consolidated balance sheets to reflect the Company’s obligation for the SERP. The Company has not made, and has no plans to make, contributions to the SERP. The securities are restricted in nature and can only be used for purposes of paying benefits under the SERP.

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

The Company recorded an allowance for expected sales discounts of approximately $8.1 million and $5.6 million as of September 30, 2017 and December 31, 2016, respectively.

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

Intangible Assets

Intangible assets consist of patent defense costs, which are deferred legal fees that have been incurred in connection with legal proceedings related to the defense of patents for Oxtellar XR and Trokendi XR. Patent defense costs will be charged to expense in the event of an unsuccessful outcome of the ongoing litigation. Patents are carried at cost less accumulated amortization, which is calculated on a straight-line basis over the estimated useful lives of the patents. Amortization commences in the quarter after the costs are incurred. This amortization period is based initially upon the remaining patent life and is adjusted, if necessary, for any settlements or other changes to the expected useful life of the patent. The carrying value of the patents are assessed for impairment annually during the fourth quarter of each year, or more frequently if impairment indicators exist. There were no indicators of impairment identified as of September 30, 2017.

Impairment of Long-Lived Assets

Long-lived assets consist primarily of property and equipment and patent defense costs. The Company assesses the recoverability of its long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If indications of impairment exist, projected future undiscounted cash flows associated with the asset are compared to the carrying amount to determine whether the asset’s value is recoverable. Evaluation of impairment requires judgment, including the estimation of future cash flows, future growth rates and profitability and the expected life over which cash flows will occur. Changes in the Company’s business strategy or adverse changes in market conditions could impact impairment analyses and could require the recognition of an impairment charge equal to the excess of the carrying value of the long-lived assets over its estimated fair value.

There were no indicators of impairment identified for the Company’s long-lived assets as of September 30, 2017.

Deferred Financing Costs

Deferred financing costs consist of financing costs incurred by the Company in connection with the issuance of the Company’s 7.50% Convertible Senior Secured Notes due 2019 (the Notes). The Company amortizes deferred financing costs over the term of the related debt using the effective interest method. When extinguishing debt, the related deferred financing costs are written off.

Preclinical Study and Clinical Trial Accruals

We estimate preclinical study and clinical trial expenses based on the services performed pursuant to contracts with research institutions, clinical investigators, and clinical research organizations (CROs) that conduct these activities on our behalf. In recording service fees, the Company estimates the time period over which the related services will be performed and compares the level of effort expended through the end of each period to the cumulative expenses recorded and payments made for such services. As appropriate, we accrue additional service fees or defer any non-refundable advance payments until the related services are performed. If the actual timing of the performance of services or the level of effort varies from the estimate, the Company will adjust its accrual or deferred advance payment accordingly. If the Company later determines that it no longer expects the services associated with a nonrefundable advance payment to be rendered, the advance payment will be charged to expense in the period that such determination is made.

Revenue from Product Sales

Revenue from product sales is recognized when persuasive evidence of an arrangement exists; delivery has occurred and title to the product and associated risk of loss has passed to the customer; the price is fixed or determinable; collection from the customer has been reasonably assured; all performance obligations have been met; and returns and allowances can be reasonably estimated. Product sales are recorded net of estimated rebates, chargebacks, allowances, discounts, patient co-pay assistance and other deductions as well as estimated product returns (collectively, “sales deductions”).

Our products are distributed through wholesalers and pharmaceutical distributors. Each of these wholesalers and distributors takes title and ownership to the product upon physical receipt of the product and then distributes our products to pharmacies.

Sales Deductions

Allowances for estimated sales deductions are provided for the following:

•                  Rebates:  Rebates include mandated discounts under the Medicaid Drug Rebate Program, the Medicare coverage gap program, as well as negotiated discounts with commercial healthcare providers. Rebates are amounts owed after the final dispensing of product to a benefit plan participant has occurred and are based upon contractual agreements or legal requirements with the public sector (e.g., Medicaid) and with private sector benefit providers (e.g., commercial managed care providers). The allowance for rebates is based on statutory and contractual discount rates and expected claimed rebates based on a plan provider’s utilization.

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

•                  Co-pay assistance:  Patients who pay in cash or have commercial healthcare insurance and meet certain eligibility requirements may receive co-pay assistance from the Company. The intent of this program is to reduce the patient’s out of pocket costs when filling a prescription. Liabilities for co-pay assistance are based on actual program participation as well as estimates of program activity using data provided by third-party administrators.

•                  Distributor/wholesaler deductions and discounts:  U.S. specialty distributors and wholesalers are offered various forms of consideration including allowances, service fees and prompt payment discounts as consideration for distributing our products. Distributor allowances and service fees arise from contractual agreements with distributors and are generally a percentage of the price at which the Company sells product to distributors and wholesalers. Wholesale customers are offered a prompt pay discount for payment within a specified period.

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

•                  Chargebacks:  Chargebacks are discounts that occur when contracted customers purchase directly from an intermediary distributor or wholesaler. Contracted customers, which currently consist primarily of Public Health Service institutions and federal government entities purchasing via the Federal Supply Schedule, generally purchase our product at a discounted price. The distributor or wholesaler, in turn, charges back the difference between the price initially paid by the distributor or wholesaler and the discounted price paid to the distributor or wholesaler by the customer. The allowance for distributor/wholesaler chargebacks is based on sales to contracted customers.

Revenue Recognition of License Revenue

License and Collaboration Agreements

We have entered into collaboration agreements to commercialize both Oxtellar XR and Trokendi XR outside of the U.S. These agreements generally include an up-front license fee and ongoing milestone payments upon the achievement of specific events. We believe that when milestones meet all of the necessary criteria to be considered substantive, these should be recognized as revenue when achieved. As regards to up-front license fees, we have estimated the service period of the contract and are recognizing revenue on a straight-line basis over the respective service period.

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

The Company recorded $0.3 million and $1.5 million of milestone revenue during the three and nine month periods ended September 30, 2017, respectively. No milestone revenue was recorded during the three and nine months ended September 30, 2016.

Royalty Revenue

We recognize non-cash royalty revenue for royalty amounts earned pursuant to a royalty agreement with United Therapeutics. In 2014, the Company sold certain of these royalty rights to Healthcare Royalty Partners III, L.P. (HC Royalty) (see Note 14). Accordingly, the Company records non-cash royalty revenue when payments are made from United Therapeutics to HC Royalty in connection with these agreements. Royalty revenue also includes royalty amounts received from collaboration partners, including from Shire Pharmaceuticals based on net product sales of Mydayis.

Cost of Product Sales

The cost of product sales consists primarily of materials, third-party manufacturing costs, freight and distribution costs, allocation of labor, quality control and assurance, and other manufacturing overhead costs.

Research and Development Costs

Research and development costs are expensed as incurred. Research and development costs consist primarily of: employee-related expenses, including salaries and benefits; share-based compensation expense; expenses incurred under agreements with CROs; fees paid to clinical investigators who are participating in our clinical trials; fees paid to consultants and other vendors that conduct the Company’s clinical trials; the cost of acquiring and manufacturing clinical trial materials; the cost of manufacturing materials used in process validation, to the extent that those materials are manufactured prior to receiving regulatory approval for those products and are not expected to be sold commercially; facilities costs that do not have an alternative future use; related depreciation and other allocated expenses; license fees for, and milestone payments related to in-licensed products and technologies; and costs associated with animal testing activities and regulatory approvals.

Advertising Expense

The costs of the Company’s advertising efforts are expensed as incurred. The Company incurred approximately $9.6 million and $26.1 million in advertising costs for the three and nine months ended September 30, 2017 and approximately $4.9 million and $16.2 million in advertising costs for the three and nine months ended September 30, 2016, respectively. These expenses are recorded in the selling, general and administrative expense line of the Statement of Operations.

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

New Accounting Pronouncements Not Yet Adopted

In August 2017, the FASB issued ASU 2017-12, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities.” ASU 2017-12 provides new guidance about income statement classification and eliminates the requirement to separately measure and report hedge ineffectiveness. The entire change in fair value for qualifying hedge instruments included in the effectiveness will be recorded in other comprehensive income (OCI) and amounts deferred in OCI will be reclassified to earnings in the same income statement line item in which the earnings effect of the hedged item is reported. This standard will be effective for the first annual period beginning after December 15, 2018, including interim periods within those periods.  Early adoption is permitted. The Company is currently assessing the impact that this standard will have on its consolidated financial statements, but does not expect it to have a material impact.

In July 2017, the FASB issued ASU 2017-11, “Earnings per share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features, (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception.” The amendments in Part I change the classification analysis of certain equity-linked financial instruments (embedded features) with down round features. When determining whether certain financial instruments should be classified as liabilities or equity instruments, a down round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock. The amendments in Part II recharacterize the indefinite deferral of certain provisions of Topic 480 with a scope exception and do not have an accounting effect. The amendments in Part I of ASU 2017-11 are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted. The amendments in Part II of ASU 2017-11 do not require any transition guidance because those amendments do not have an accounting effect. The Company is currently assessing the impact that this standard will have on its consolidated financial statements, but does not expect it to have a material impact.

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

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers.” ASU 2014-09 will eliminate transaction-and industry-specific revenue recognition guidance under current U.S. GAAP and replace it with a principles-based approach for determining revenue recognition. ASU 2014-09 will require that companies recognize revenue based on the value of transferred goods or services as they occur in the contract. The ASU also will require additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2017, with early adoption being permitted for periods ending after December 15, 2016. The guidance permits two methods of adoption: full retrospective method (retrospective application to each prior reporting period presented) or modified retrospective method (retrospective application with the cumulative effect of initially applying the guidance recognized at the date of initial application and providing certain additional disclosures). The Company has not selected an adoption methodology.

Since ASU No. 2014-09 supersedes substantially all existing revenue recognition guidance affecting us under the current standard, it could impact revenue and cost recognition across our business processes. The Company’s project plan includes a three-phase approach to implementing this standard update. The Company is currently finalizing phase one, the assessment phase, of the project.  In the assessment phase, we held revenue recognition workshops with our commercial and finance groups and reviewed a sample of revenue arrangements across the business to initially identify a set of applicable qualitative revenue recognition changes related to the new standard. Phase two will include (a) establishing and documenting key accounting positions, (b) assessing the new disclosure requirements, business processes, and control impacts, and (c) beginning to assess the initial quantitative impacts resulting from the initial standard.  Phase three will include (a) finalizing any changes to accounting policies, (b) preparing new disclosures and implementing new business processes and controls as needed, and (c) quantifying the effect of adoption on opening retained earnings.

The Company continues to evaluate the impact of the new standard on the consolidated financial statements and related disclosures and additional differences may be identified as contracts with customers that will impact future periods are executed. The majority of the Company’s revenue consists of sales of products that represent a single performance obligation where control transfers at the point in time title and risk of loss pass to the customer. The adoption of the new ASU will most likely impact our revenue recognition practices on our product sales with regards to the accounting for variable considerations such as incentives and sales deductions and the related financial statement presentation.

In addition, the Company also has licensing and collaboration arrangements, where it receives milestone and royalty payments. The provisions of the new standard may impact the timing of revenue associated with these arrangements; i.e., may result in acceleration of revenue recognition based on the transfer of control. We expect that disclosures in the notes to the consolidated financial statements related to revenue recognition will be expanded in line with the requirements of the new standard to further describe the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The Company is in the process of assessing its accounting and forecasting considerations to ensure its ability to record, report, forecast, and analyze results under the new standard.

3.  Fair Value of Financial Instruments

The fair value of an asset or liability should represent the price that would be received to sell an asset or that would be paid to transfer a liability in an orderly transaction between market participants. Such transactions are assumed to occur in the principal or most advantageous market for the asset or liability. Accordingly, fair value is determined based on a hypothetical transaction at the measurement date, considered from the perspective of a market participant rather than from a reporting entity’s perspective.

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

•                  Level 2—Inputs are quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability (interest rates, yield curves, etc.); and inputs that are derived principally from or corroborated by observable market data by correlation or other means (market corroborated inputs).

•                  Level 3—Unobservable inputs that reflect the Company’s own assumptions, based on the best information available, including the Company’s own data.

In accordance with the fair value hierarchy described above, the following tables show the fair value of the Company’s financial assets and liabilities that are required to be measured at fair value, in thousands:

	Fair Value Measurements at
	September 30, 2017
	(unaudited)
			Significant
	Total Carrying	Quoted Prices	Other	Significant
	Value at	in Active	Observable	Unobservable
	September 30,	Markets	Inputs	Inputs
	2017	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and cash equivalents	$81,924	$81,924	$—	$—
Marketable securities	32,626	1,871	30,755	—
Long term marketable securities	123,123	698	122,425	—
Marketable securities - restricted (SERP)	313	—	313	—
Total assets at fair value	$237,986	$84,493	$153,493	$—

Liabilities:
Derivative liabilities	$—	$—	$—	$—

	Fair Value Measurements at
	December 31, 2016
			Significant
	Total Carrying	Quoted Prices	Other	Significant
	Value at	in Active	Observable	Unobservable
	December 31,	Markets	Inputs	Inputs
	2016	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and cash equivalents	$66,398	$66,398	$—	$—
Marketable securities	23,723	656	23,067	—
Long term marketable securities	75,410	—	75,410	—
Marketable securities - restricted (SERP)	275	—	275	—
Total assets at fair value	$165,806	$67,054	$98,752	$—

Liabilities:
Derivative liabilities	$114	$—	$—	$114

The fair value of the restricted marketable securities is included within other non-current assets in the consolidated balance sheets.

The Company’s Level 1 assets include cash held with banks, certificates of deposit, and money market funds.

Level 2 assets include the SERP assets, commercial paper and investment grade corporate bonds and other fixed income securities. Level 2 securities are valued using third-party pricing sources that apply applicable inputs and other relevant data into their models to estimate fair value.

Level 3 liabilities include the estimated fair value of the interest make-whole liability associated with the Notes, which are recorded as derivative liabilities. The “make-whole fundamental change” provision (as defined in the Indenture governing the Notes) expired on May 1, 2017.

The carrying amounts of other financial instruments, including accounts receivable, accounts payable and accrued expenses approximate fair value due to their short-term maturities.

Unrestricted marketable securities held by the Company were as follows, in thousands:

At September 30, 2017 (unaudited):

Available for Sale	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate debt securities	$155,713	286	(250)	$155,749

At December 31, 2016:

Available for Sale	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate debt securities	$99,487	86	(440)	$99,133

The contractual maturities of the unrestricted available for sale marketable securities held by the Company were as follows, in thousands:

September 30,
2017
(unaudited)
Less Than 1 Year	$32,626
1 year to 2 years	38,121
3 years to 4 years	85,002
Greater Than 4 Years	—
Total	$155,749

The Company has not experienced any other-than-temporary losses on its marketable securities and restricted marketable securities. The cost of securities sold is calculated using the specific identification method.

4. Inventories

Inventories consist of the following, in thousands:

	September 30,	December 31,
	2017	2016
	(unaudited)
Raw materials	$2,178	$2,091
Work in process	4,690	8,874
Finished goods	8,079	5,836
	$14,947	$16,801

5.  Property and Equipment

Property and equipment consist of the following, in thousands:

	September 30,	December 31,
	2017	2016
	(unaudited)
Computer equipment	$1,214	$1,206
Software	1,966	1,807
Lab equipment and furniture	7,805	6,758
Leasehold improvements	2,729	2,642
Construction in progress	—	28
	13,714	12,441
Less accumulated depreciation and amortization	(9,026)	(8,097)
	$4,688	$4,344

Depreciation and amortization expense on property and equipment was approximately $0.3 million and $0.9 million for the three and nine months ended September 30, 2017, and approximately $0.3 million and $0.9 million for the three and nine months ended September 30, 2016, respectively.

6.  Intangible Assets

Intangible assets consist of patent defense costs, which are deferred legal fees incurred in conjunction with defending patents for Oxtellar XR and Trokendi XR.

The following sets forth the gross carrying amount and related accumulated amortization of the intangible asset, in thousands:

	Weighted-	September 30,	December 31,
	Average Life	2017	2016
	(unaudited)
Capitalized patent defense costs	5.9 - 10 years	$43,978	$37,633

Less accumulated amortization		(6,816)	(1,283)
		$37,162	$36,350

In March 2017, the Company entered into two settlements with various companies related to Trokendi XR patent litigation. The remaining unamortized capitalized patent defense cost for Trokendi XR is amortized through the settlement date of January 1, 2023.

Amortization expense related to intangible assets was approximately $4.1 million and $5.5 million for the three and nine months ended September 30, 2017, and approximately $0.3 million and $0.9 million for the three and nine months ended September 30, 2016, respectively.

There were no indicators of impairment identified.

7.  Accrued Expenses

Accrued expenses are comprised of the following, in thousands:

	September 30,	December 31,
	2017	2016
	(unaudited)
Accrued compensation	$13,870	$9,145
Accrued professional fees	2,212	6,447
Accrued clinical trial and clinical supply costs	4,251	4,350
Accrued product costs	807	1,794
Accrued interest expense	—	61
Other accrued expenses	5,752	5,630
	$26,892	$27,427

8.   Convertible Senior Secured Notes

The table below summarizes activity related to the Notes from their issuance on May 3, 2013 through September 30, 2017, in thousands:

Gross proceeds	$90,000
Initial value of interest make-whole derivative reported as debt discount	(9,270)
Conversion option reported as debt discount and APIC	(22,336)
Conversion of debt to equity - principal	(85,425)
Conversion of debt to equity - accretion of debt discount and deferred financing costs	25,767
Accretion of debt discount and deferred financing costs	5,429
December 31, 2016 carrying value	4,165

Conversion of debt to equity - principal	(4,575)
Conversion of debt to equity - accretion of debt discount and deferred financing costs	360
Accretion of debt discount and deferred financing costs	50
September 30, 2017 carrying value, unaudited	$—

During the nine months ended September 30, 2017, approximately $4.6 million of the Notes were presented to the Company for conversion. Accordingly, the Company issued approximately 0.9 million shares of common stock in conversion of the principal amount of the Notes. As a result of the conversions, the Company incurred a loss of approximately $0.3 million on extinguishment of debt during the nine months ended September 30, 2017, which is included as a separate component of other income (expense) on the Consolidated Statement of Operations. During the nine months ended September 30, 2016, consequent to approximately $2.0 million in note conversions, the Company incurred a loss of approximately $0.4 million on extinguishment of debt.

9. Summary Stockholders’ Equity

The following summary table provides details related to the activity in certain captions within Stockholders’ Equity for the nine months ended September 30, 2017, in thousands.

	Common Stock	Additional Paid-in Capital	Accumulated Deficit
	(unaudited)

Balance, December 31, 2016	$50	$276,127	$(84,288)
Cumulative-effect adjustment	—	211	181
Balance at January 1, 2017	50	276,338	(84,107)
Share-based compensation	—	6,447	—
Issuance of ESPP shares	—	908
Exercise of stock options	—	3,602	—
Equity issued on note conversion	1	4,546	—
Net income	—	—	43,626
Balance, September 30, 2017	$51	$291,841	$(40,481)

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

Share-based compensation recognized related to the grant of employee and non-employee stock options, SAR, Employee Stock Purchase Plan (ESPP) awards and non-vested stock was as follows, in thousands:

	Three Months ended		Nine Months ended September 30,
	2017	2016	2017	2016
	(unaudited)		(unaudited)
Research and development	$356	$253	$1,071	$882
Selling, general and administrative	2,004	1,230	5,376	3,572
Total	$2,360	$1,483	$6,447	$4,454

The following table summarizes stock option and SAR activity:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)

Outstanding, December 31, 2016	3,644,088	$10.25	7.59
Granted	1,074,955	$25.88
Exercised	(383,588)	$9.39
Forfeited or expired	(66,797)	$17.07
Outstanding, September 30, 2017	4,268,658	$14.15	7.59

As of December 31, 2016:
Vested and expected to vest	3,591,528	$10.22	7.57
Exercisable	1,503,004	$8.62	6.49

As of September 30, 2017:
Vested and expected to vest	4,268,658	$14.15	7.59
Exercisable	1,961,784	$9.30	6.40

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

The following common stock equivalents were excluded in the calculation of diluted income per share because their effect would be anti-dilutive as applied to the income from continuing operations applicable to common stockholders for the three and nine months ended September 30, 2017 and 2016:

	Three Months ended September 30,		Nine Months ended September 30,
	2017	2016	2017	2016
	(unaudited)		(unaudited)
Stock options, stock appreciation rights, and ESPP awards	15,170	12,097	105,699	67,030

The following table sets forth the computation of basic and diluted net income per share for the three and nine months ended September 2017 and 2016, in thousands, except share and per share amounts:

	Three Months ended September 30,		Nine Months ended September 30,
	2017	2016	2017	2016
	(unaudited)		(unaudited)
Numerator, in thousands:
Net income used for calculation of basic EPS	$15,961	$61,826	$43,626	$76,902

Interest expense on convertible debt	(14)	202	134	577
Changes in fair value of derivative liabilities	—	(124)	(76)	(349)
Loss on extinguishment of debt	91	—	295	382
Loss on extinguishment of outstanding debt, as if converted	(273)	(705)	(321)	(1,183)
Total adjustments	(196)	(627)	32	(573)
Net income used for calculation of diluted EPS	$15,765	$61,199	$43,658	$76,329

Denominator:
Weighted average shares outstanding, basic	51,046,375	49,516,595	50,583,726	49,395,284

Effect of dilutive potential common shares:
Shares underlying Convertible Senior Secured Notes	56,484	1,240,814	382,230	1,274,491
Shares issuable to settle interest make-whole derivatives	—	27,296	7,013	71,537
Stock options and stock appreciation rights	2,525,530	1,189,730	2,254,464	874,022
Total potential dilutive common shares	2,582,014	2,457,840	2,643,707	2,220,050
Weighted average shares outstanding, diluted	53,628,389	51,974,435	53,227,433	51,615,334

Net income per share, basic	$0.31	$1.25	$0.86	$1.56
Net income per share, diluted	$0.29	$1.18	$0.82	$1.48

12. Income Taxes

The following table provides a comparative summary of our income tax expense and effective tax rate for the three and nine months ended September 2017 and 2016, in thousands:

	Three Months ended September 30,		Nine Months ended September 30,
	2017	2016	2017	2016
	(unaudited)		(unaudited)
Income tax expense	$6,949	$(42,690)	$21,932	$(42,085)
Effective tax rate	30.3%	-223%	33.5%	-120.9%

The income tax expense for the three and nine months ended September 30, 2017 is attributable to U.S. federal and state income tax. The increase in the income tax expense and the effective tax rate for the three and nine months ended September 30, 2017 as compared to the same periods in 2016 is primarily attributable to the release of the valuation allowance on the deferred tax assets, which resulted in an income tax benefit in the third quarter of 2016.

During the third quarter, we recorded an income tax benefit of approximately $2.9 million as a result of the Company recognizing excess tax benefits related to the employee exercise of stock options. This benefit causes the effective tax rate to be significantly less than our historical annual effective tax rate.

13. Commitments and Contingencies

The Company has concurrent leases for office and lab space that extend through April 2020. The Company may elect to extend the term of the leases for an additional five-year term. The leases provide for a tenant improvement allowance of approximately $2.1 million in the aggregate. During the three months ended September 30, 2017, none of the allowance was utilized. During the nine months ended September 30, 2017, $79,000 of the allowance was utilized. During the three and nine months ended September 30, 2016, none of the allowance was utilized. As of September 30, 2017, $0.4 million remains available for tenant improvements.

Rent expense for the leased facilities and leased vehicles for the three and nine months ended September 30, 2017 was $0.8 million and $1.9 million, respectively. Rent expense for the leased facilities and leased vehicles for the three and nine months ended September 30, 2016 was approximately $0.7 million and $2.0 million, respectively.

Future minimum lease payments under non-cancelable operating leases as of September 30, 2017 are as follows, in thousands, unaudited:

Year ending December 31:

2017 (remaining)	739
2018	1,487
2019	1,344
Thereafter	454
$4,024

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

We recognized non-cash royalty revenue of $1.4 million for the three months ended September 30, 2017 as compared to $1.1 million for the three months ended September 30, 2016, respectively. We recognized non-cash royalty revenue of $3.7 million for the nine months ended September 30, 2017 as compared to $3.5 million for the nine months ended September 30, 2016, respectively. We recognized non-cash interest expense of $0.2 million for the three months ended September 30, 2017 as compared to $1.0 million for the three months ended September 30, 2016, respectively. We recognized non-cash interest expense of $1.3 million for the nine months ended September 30, 2017 as compared to $3.6 million for the nine months ended September 30, 2016, respectively.

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

In addition, we are developing multiple product candidates in psychiatry to address large unmet medical needs and market opportunities. We are developing SPN-810 (molindone hydrochloride) initially to treat impulsive aggression (IA) in children and adolescents who have attention deficit hyperactivity disorder (ADHD). We plan to subsequently develop SPN-810 for treatment of IA in other CNS diseases, such as autism, post-traumatic stress disorder (PTSD), bipolar disorder, schizophrenia, and some forms of dementia. There are currently no approved products indicated for the treatment of IA. We are developing SPN-812 (viloxazine hydrochloride) as a novel, non-stimulant candidate to treat children and adolescents who have ADHD.

The table below summarizes our current portfolio of novel products and product candidates:

Product	Indication	Status
Oxtellar XR	Epilepsy	Launched in 2013
Trokendi XR	Epilepsy	Launched in 2013
	Migraine*	Launched in 2017
SPN-810	IA**	Phase III
SPN-812	ADHD	Phase III
SPN-809	Depression	Phase II ready

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

IMS Prescriptions

We expect the number of prescriptions filled for Oxtellar XR and Trokendi XR to continue to increase through 2017 and in subsequent years. Data from Intercontinental Marketing Services (IMS) shows 474,460 prescriptions filled for both drugs during the nine months ended September 30, 2017, which is 28.1% higher than the 370,397 prescriptions reported for the nine months ended September 30, 2016.

Since the migraine launch, Trokendi XR has shown robust acceleration in prescription growth. For the third quarter of 2017, total prescriptions for Trokendi XR increased by 21,509, or 17.3%, from the second quarter of 2017. This compares to an increase of 5,955 prescriptions, or 6.4%, in the third quarter of 2016 over the second quarter of 2016. Similarly, for the same sequential quarter-to-quarter time periods, new prescriptions for Trokendi XR increased by 7,284, or 10.6%, in 2017, compared to 1,165, or 2.7%, in 2016.

Patents

We received several Paragraph IV Notice Letters concerning Oxtellar XR and Trokendi XR from various third-parties. (See Part II, Item 1—Legal Proceedings for additional information.)

Product Candidates

SPN-810

We are developing SPN-810 as a novel treatment for IA in patients who have ADHD. SPN-810 has been granted fast-track designation by the FDA. Our Phase III clinical trial (P301) is being conducted under a Special Protocol Assessment (SPA), using an agreed-upon novel scale, developed by us with the FDA, to measure IA. We initiated two Phase III clinical trials in 2015 (P301 and P302), using the same trial design except that under the SPA, an interim analysis was conducted in the first trial when one-half of the patients (146 patients) reached randomization. The purpose of the interim analysis was to assess the efficacy of the doses being tested and allow for optimization of the trial design of both trials.

The interim analysis has been completed and both trials will continue through completion. The results of the interim analysis led to our discontinuing the 18 mg dose arm. Moving forward, all patients in each of the two trials will be randomized to either the 36 mg dose arm or placebo until the predetermined total number of patients are enrolled in each of the two trials. We expect patient enrollment to continue through mid-2018.

SPN-812

SPN-812 is being developed as a novel non-stimulant treatment for ADHD. During 2016, we completed a Phase IIb dose ranging trial and announced positive topline results. Subsequent to the end of Phase II meeting with the FDA in June 2017, we have initiated Phase III clinical trials for SPN-812 in September of 2017.

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

We believe the following accounting policies and estimates to be critical:

Revenue Recognition

Revenue from product sales is recognized when: persuasive evidence of an arrangement exists; delivery has occurred and title to the product and associated risk of loss has passed to the customer; the price is fixed or determinable; collection from the customer has been reasonably assured; all performance obligations have been met; and returns and allowances can be reasonably estimated. Product sales are recorded net of estimated rebates, chargebacks, discounts, allowances, patient co-pay assistance payments and other deductions as well as estimated product returns (collectively, “sales deductions”).

We derive our estimated sales deductions from an analysis of historical levels of deductions specific to each product, as well as contractual terms with our customers. In addition, we also consider the impact of anticipated changes in product price, sales trends and changes in managed care coverage and co-pay assistance programs.

Intangible Assets

Intangible assets consist of patent defense costs, which are deferred legal fees that have been incurred in connection with legal proceedings related to the defense of patents for Oxtellar XR and Trokendi XR. Amortization commences in the quarter after the costs are incurred. This amortization period is based initially upon the remaining patent life and is adjusted, if necessary, for any settlements or other changes to the expected useful life of the patent.  Patent defense costs will be charged to expense in the event of an unsuccessful outcome of the on-going litigation.

Research and Development Expenses

Research and development expenditures are expensed as incurred. Research and development costs consist primarily of: employee-related expenses, including salaries and benefits; share-based compensation expense; expenses incurred under agreements with clinical research organizations (CROs); fees paid to clinical investigators who are participating in our clinical trials; fees paid to consultants and other vendors that conduct the Company’s clinical trials; the cost of acquiring and manufacturing clinical trial materials; the cost of manufacturing materials used in process validation, to the extent that those materials are manufactured prior to receiving regulatory approval for those products and are not expected to be sold commercially; facilities costs that do not have an alternative future use; related depreciation and other allocated expenses; license fees for and milestone payments related to in-licensed products and technologies; and costs associated with animal testing activities and regulatory approvals.

Accrued Clinical Expenses

Clinical trials are inherently complex and often involve multiple service providers. Because billing for services often lags by a substantial amount of time, we often are required to estimate a significant portion of our accrued clinical expenses. This process involves reviewing open contracts and communicating with our subject matter expert personnel and the appropriate service provider personnel to identify services that have been performed on our behalf. We accrue for the estimated but unbilled services performed and the associated cost incurred.

Payments to service providers can either be based on hourly rates for service or based on performance driven milestones. When accruing clinical expenses, we estimate the time period over which services will be performed during the life of the entire clinical program, the total cost of the program, and the level of effort to be expended in each intervening period. To the maximum extent possible, we work with each service provider to provide an estimate for incurred but unbilled services as of the end of the calendar quarter, including estimates for payments to site investigators.

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

Results of Operations

Comparison of the three months ended September 30, 2017 and 2016

	Three Months ended September 30,		Increase/
	2017	2016	(decrease)
	(unaudited, in thousands)
Revenues:
Net product sales	$78,066	$55,618	$22,448
Royalty revenue	2,010	1,140	870
Licensing revenue	322	52	270
Total revenues	80,398	56,810
Costs and expenses
Cost of product sales	4,251	3,428	823
Research and development	12,980	7,868	5,112
Selling, general and administrative	40,825	25,675	15,150
Total costs and expenses	58,056	36,971
Operating income	22,342	19,839
Other income (expense)
Interest income	814	378	436
Interest expense	—	(202)	(202)
Interest expense-nonrecourse liability related to sale of future royalties	(155)	(1,004)	(849)
Changes in fair value of derivative liabilities	—	125	(125)
Loss on extinguishment of debt	(91)	—	91
Total other expenses	568	(703)
Earnings before income taxes	22,910	19,136
Income tax expense (benefit)	6,949	(42,690)	49,639
Net income	$15,961	$61,826

Net Product Sales.  The increase in net product sales for the three months ended September 30, 2017 as compared to the same period in 2016 is primarily driven by increased prescription volume from the launch of the migraine indication for Trokendi XR in April 2017. Price increases in 2016 and 2017 also contributed to the increase in net product sales. Net product sales are based on gross revenue from shipments to distributors, less estimates for discounts, rebates, allowances, other sales deductions and returns.

The table below lists our net product sales by product, in thousands:

	Net Product Sales Three Months ended September 30,
			Change in Net Product
	2017	2016	Sales (%)
	(unaudited)

Trokendi XR	$59,339	$41,690	42.3%
Oxtellar XR	18,727	13,928	34.5%

Total	$78,066	$55,618	40.4%

Royalty Revenue. Royalty revenue was $2.0 million during the three months ended September 30, 2017 as compared to $1.1 million for the three months ended September 30, 2016. Royalty revenue includes non-cash royalty from the Healthcare Royalty Partners III, L.P. (HC Royalty) agreement and royalty from collaboration partners. The increase is primarily due to royalty earned from collaboration partners.

Licensing Revenue. Total licensing revenue for the three months ended September 30, 2017 and 2016 was $0.3 million and $52,000 respectively. The increase of $248,000 is primarily due to milestone revenue received during the quarter.

Cost of Product Sales. Cost of product sales during the three months ended September 30, 2017 was $4.3 million, an increase of $0.9 million, or 24.0%, as compared to $3.4 million for the three months ended September 30, 2016. The quarter over quarter increase is attributable primarily to an increase in the number of units sold.

Research and Development Expense.  Research and development (R&D) expenses during the three months ended September 30, 2017 were $13.0 million as compared to $7.9 million for the three months ended September 30, 2016, an increase of $5.1 million or 65.0%. This increase is primarily due to increased costs associated with ongoing patient recruitment for Phase III trials for SPN-810 and costs incurred in preparation for Phase III clinical trials for SPN-812, which were initiated in September 2017.

Selling and Marketing.  The increase in selling and marketing expenses of approximately $10.9 million for the three months ended September 30, 2017, as compared to the same period in 2016, is primarily the result of an increase in workforce headcount and headcount related support for our commercial products, coupled with development, production, and execution of promotional and marketing programs for the launch of the migraine indication for Trokendi XR in 2017. Of this total, approximately $2.9 million is due to increased compensation, benefits, travel, and other employee-related expenses associated with increased headcount in our field sales force; increased sample production costs of approximately $1.7 million; and approximately $5.5 million is due to increased expenses for marketing programs, speaker programs, and consulting services to support our commercial products, including the launch of the migraine indication for Trokendi XR in 2017.

General and Administrative.  General and administrative expenses increased by $4.2 million for the three months ended September 30, 2017 as compared to the same period in 2016, primarily due to approximately $3.7 million in increased patent amortization expense.

The table below shows the comparison of Selling and Marketing and General and Administrative expenses for the three months ended September 30, 2017 and 2016:

	Selling, General and Administrative
	Three Months ended September 30,
	2017	2016	Change (%)
	(unaudited)

Selling and Marketing	$29,301	$18,389	59.3%
General and Administrative	11,524	7,286	58.2%

Total	$40,825	$25,675	59.0%

Interest Income. During the three months ended September 30, 2017 and 2016, we recognized $0.8 million and $0.4 million, respectively, of interest income earned on our cash, cash equivalents and marketable securities investments. The increase is primarily attributable to increased in cash, cash equivalents, and marketable securities holdings year over year.

Interest Expense.  Interest expense was zero during the three months ended September 30, 2017 as compared to $0.2 million for the three months ended September 30, 2016. The decrease was primarily due to the decrease in the principal amount of our outstanding 7.5% Convertible Senior Secured Notes (Notes). As of July 2017, all Notes were converted. During the three months ended September 30, 2017, a total of $1.6 million of Notes and related accrued interest were converted into 0.3 million shares of common stock.

Interest Expense—Non-recourse Liability Related to Sale of Future Royalties. Non-cash interest expense related to our royalty liability was $0.2 million during the three months ended September 30, 2017 as compared to $1.1 million for the three months ended September 30, 2016. The decrease of $0.9 million for this non-cash expense item was primarily due to reduced projections of future royalties related to Orenitram.

Changes in Fair Value of Derivative Liability.  During the three months ended September 30, 2016, we recognized a non-cash gain of $0.1 million related to a change in estimated fair value of the interest make-whole derivative liability related to our Notes. There was no gain recognized for the three months ended September 30, 2017 as the “make-whole fundamental change” provision (as defined in the Indenture governing the Notes) expired in May 2017. As of July 2017, all Notes were converted.

Loss on Extinguishment of Debt.  During the three months ended September 30, 2017, we recognized a non-cash loss on extinguishment of debt of $91,000 related to the conversion of $1.6 million of our Notes. There was no loss on extinguishment of debt for the same periods in 2016 as no Notes were converted during the three months ended September 30, 2016.

Income Tax.  During the three months ended September 30, 2017, we recorded $6.9 million of tax expense as compared to a $42.7 million tax benefit for the three months ended September 30, 2016, an increase of $49.6 million. The increase is primarily attributable to the release of the valuation allowance on the deferred tax assets in 2016, which resulted in an income tax benefit in the third quarter of 2016.

Net Income.  We realized net income of $16.0 million during the three months ended September 30, 2017, as compared to net income of $61.8 million during the three months ended September 30, 2016, a decrease of $45.8 million. This change was primarily due to the release of the valuation allowance against deferred tax assets in 2016, which resulted in an income tax benefit as described above.

Comparison of the nine months ended September 30, 2017 and September 30, 2016

	Nine Months ended September 30,		Increase/
	2017	2016	(decrease)
	(unaudited, in thousands)
Revenues:
Net product sales	$207,763	$148,978	$58,785
Royalty revenue	4,338	3,464	874
Licensing revenue	1,702	187	1,515
Total revenues	213,803	152,629
Costs and expenses
Cost of product sales	11,060	8,214	2,846
Research and development	33,405	29,539	3,866
Selling, general and administrative	104,141	76,956	27,185
Total costs and expenses	148,606	114,709
Operating income	65,197	37,920
Other income (expense)
Interest income	2,002	1,071	931
Interest expense	(148)	(577)	(429)
Interest expense-nonrecourse liability related to sale of future royalties	(1,274)	(3,564)	(2,290)
Changes in fair value of derivative liabilities	76	349	273
Loss on extinguishment of debt	(295)	(382)	(87)
Total other expenses	361	(3,103)
Earnings before income taxes	65,558	34,817
Income tax expense (benefit)	21,932	(42,085)	64,017
Net income	$43,626	$76,902

Net Product Sales.  The increase in net product sales for the nine months ended September 30, 2017 as compared to the same period 2016, was primarily driven by increased prescription volume from the launch of the migraine indication for Trokendi XR in April 2017. Price increases in 2016 and 2017 also contributed to the increase in net product sales. Net product sales are based on gross revenue from shipments to distributors, less estimates for discounts, rebates, allowances, other sales deductions and returns. The table below lists our net product sales by product, in thousands:

	Net Product Sales Nine Months ended September 30,		Change in Net Product
	2017	2016	Sales (%)
	(unaudited)
Trokendi XR	$157,337	$111,673	40.9%
Oxtellar XR	50,426	37,305	35.2%

Total	$207,763	$148,978	39.5%

Royalty Revenue. Royalty revenue was $4.3 million during the nine months ended September 30, 2017 as compared to $3.5 million for the nine months ended September 30, 2016. Royalty revenue includes non-cash royalty from the HC Royalty agreement and royalty from collaboration partners. The increase in 2017 is primarily due to royalty earned from collaboration partners.

Licensing Revenue. Total licensing revenue for the nine months ended September 30, 2017 and 2016 was $1.7 million and $0.2 million respectively. The increase of $1.5 million is primarily due to milestone payments received during the period.

Cost of Product Sales. Cost of product sales during the nine months ended September 30, 2017 was $11.1 million, an increase of $3.0 million, or 34.6%, as compared to $8.1 million for the nine months ended September 30, 2016. The quarter over quarter increase is attributable primarily to an increase in the number of units sold.

Research and Development Expense.  R&D expenses during the nine months ended September 30, 2017 were $33.4 million as compared to $29.5 million for the nine months ended September 30, 2016, an increase of $3.9 million or 13.1%. This increase is primarily due to increased costs associated with ongoing patient recruitment for Phase III trials for SPN-810 and costs incurred in 2017 in preparation for Phase III clinical trials for SPN-812.  These trials were initiated during the second half of 2017.

Selling and Marketing.  The increase in selling and marketing expenses of approximately $21.2 million for the nine months ended September 30, 2017, as compared to the same period in 2016, is primarily the result of an increase in workforce headcount and headcount related support for our commercial products, coupled with development, production, and execution of promotional and marketing programs for the launch of the migraine indication for Trokendi XR in 2017. Of this total, approximately $6.6 million is due to increased compensation, benefits, travel, and other employee-related expenses associated with increased headcount in our field sales force; approximately $2.4 million is due to increased sample production; and approximately $10.8 million is due to increased expenses for marketing programs, speaker programs, and consulting services to support our commercial products, including the launch the migraine indication for Trokendi XR in 2017.

General and Administrative.  General and administrative expenses increased by $5.9 million for the nine months ended September 30, 2017, as compared to the same period in 2016. Of this total, approximately $2.3 million is due to increased compensation, benefits and other employee-related expenses as a result of increased executive compensation, headcount and share-based compensation; approximately $5.2 million is due to increased patent amortization and depreciation expense; and are offset by approximately $1.9 million in decreased regulatory affairs expenses for Trokendi XR.

The table below shows the comparison of Selling and Marketing and General and Administrative expenses for the nine months ended September 30, 2017 and 2016:

	Selling, General and Administrative Nine Months ended September 30,
	2017	2016	Change (%)
	(unaudited)

Selling and Marketing	$78,977	$57,741	36.8%
General and Administrative	25,164	19,215	31.0%

Total	$104,141	$76,956	35.3%

Interest Income. During the nine months ended September 30, 2017 and 2016, we recognized $2.0 million and $1.1 million, respectively, of interest income earned on our cash, cash equivalents and marketable securities investments. The increase is primarily attributable to increased cash, cash equivalents, and marketable securities holdings year over year.

Interest Expense.  Interest expense was $0.1 million during the nine months ended September 30, 2017 as compared to $0.6 million for the nine months ended September 30, 2016. The decrease of $0.5 million was primarily due to a decrease in the principal amount of our Notes. As of July 2017, all Notes were converted. During the nine months ended September 30, 2017, a total of $4.6 million of Notes and related accrued interest were converted into 0.9 million shares of common stock.

Interest Expense—Non-recourse Liability Related to Sale of Future Royalties. Non-cash interest expense related to our royalty liability was $1.3 million during the nine months ended September 30, 2017 as compared to $3.6 million for the nine months ended September 30, 2016. The decrease of $2.3 million for this non-cash expense item was primarily due to reduced projections of future royalties related to Orenitram.

Changes in Fair Value of Derivative Liability.  During the nine months ended September 30, 2017 and 2016, we recognized a non-cash gain of $76,000 and $0.4 million, respectively, related to a change in estimated fair value of the interest make-whole derivative liability related to our Notes. The “make-whole fundamental change” provision (as defined in the Indenture governing the Notes) expired in May 2017. As of July 2017, all Notes were converted.

Loss on Extinguishment of Debt.  During the nine months ended September 30, 2017, we recognized a non-cash loss on extinguishment of debt of $0.3 million related to the conversion of $4.6 million of our Notes. During the nine months ended September 30, 2016, we recognized a non-cash loss on extinguishment of debt of $0.4 million related to the conversion of $2.0 million of our Notes.

Income Tax.  During the nine months ended September 30, 2017, we recorded $21.9 million of tax expense as compared to a $42.1 million tax benefit for the nine months ended September 30, 2016, an increase of $64.0 million. The increase is primarily attributable to the release of the valuation allowance in 2016 on the deferred tax assets, which resulted in an income tax benefit in the third quarter of 2016.

Net Income.  We realized net income of $43.6 million during the nine months ended September 30, 2017, as compared to net income of $76.9 million during the nine months ended September 30, 2016, a decrease of $33.3 million. This change was primarily due to the release of the valuation allowance against deferred tax assets in 2016, which resulted in an income tax benefit as described above.

Liquidity and Capital Resources

We believe our increasing levels of net product sales will be sufficient to finance our operations in 2017 and subsequent years, including the increased R&D expenses for our clinical trials and including expenses in anticipation of launching our product candidates. We expect to incur significantly increased R&D expenses for the remainder of 2017 and in subsequent years to support the development of SPN-810 and SPN-812, including their respective Phase III trials. We expect our selling, general and administrative expenses to continue to increase in the foreseeable future, as we continue to invest in the commercialization of Trokendi XR and Oxtellar XR, and in areas such as compliance, finance, management of our intellectual property portfolio, information technology systems and personnel, in each case, commensurate with the growth of our business.

Our working capital at September 30, 2017 was $86.4 million, an increase of $15.7 million compared to our working capital of $70.7 million at December 31, 2016. Our long term marketable securities at September 30, 2017 were $123.1 million, an increase of $47.7 million, as compared to $75.4 million at December 31, 2016.

Our stockholders’ equity increased by $59.9 million during the nine months ended September 30, 2017, primarily as a result of net income, the issuance of shares related to the conversion of our Notes, option exercises, and share-based compensation.

As of September 30, 2017, all $90.0 million of our Notes have converted. Cumulatively, we issued a total of approximately 17.0 million shares of common stock in the conversion of the principal amount of the Notes. We issued an additional 2.2 million shares of common stock and also paid approximately $1.7 million in cash in settlement of the interest make-whole provision related to the converted Notes. Our obligations under the Indenture governing the Notes were satisfied and discharged.

We achieved positive cash flow and profitability from operations in each quarter of 2016 and in all three quarters of 2017. While we expect to maintain profitability in 2017 as we continue to increase sales, we anticipate there may be significant variability from quarter to quarter in our level of profitability due to increasing spending to advance our clinical product candidates.

Cash Flows

The following table sets forth the major sources and uses of cash and equivalents for the periods set forth below, in thousands:

	Nine Months ended September 30,		Increase/
	2017	2016	(decrease)
	(unaudited)
Net cash provided by (used in):

Operating activities	$78,305	$41,874	$36,431

Investing activities	(67,289)	(22,322)	(44,967)

Financing activities	4,510	1,255	3,255

Net increase in cash and cash equivalents	$15,526	$20,807

Operating Activities

Net cash provided by operating activities is comprised of two components: cash provided by operating income and cash provided by changes in working capital.

Results for the nine months ended September 30, 2017 and 2016 are summarized below, in thousands:

	Nine Months ended September 30,		Increase/
	2017	2016	(decrease)
	(unaudited)

Cash provided by operating income	$67,342	$41,352	$25,990

Cash provided by working capital	10,963	522	10,441

Net cash provided by operating activities	$78,305	$41,874

The increase in net cash provided by operating activities is primarily driven by increased revenue generated from product sales of Trokendi XR and Oxtellar XR. The increase in cash provided by changes in working capital is primarily driven by increased accrued sales deductions associated with our increased revenues.

The changes in certain operating assets and liabilities are, in thousands:

	Nine Months ended September 30,
	2017	2016	Explanation of Change
	(unaudited)
Increase in accounts receivable	$(14,639)	$(10,312)	Increased product sales.
Decrease (increase) in inventory	1,854	(4,866)	Utilization of inventory build-up from migraine launch.
(Increase) decrease in prepaid expenses and other assets	(2,712)	1,060	Progress of clinical trials and timing difference related to prepayments.
Increase in accounts payable, accrued sales deductions, accrued expenses, and income taxes payable	25,768	14,585	Timing of accruals, including compensation and increased sales deductions and clinical trials.
Other	692	55
	$10,963	$522

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

Net cash used in investing activities for the nine months ended September 30, 2017 of $67.3 million related to the net purchase of marketable securities of $55.9 million, patent defense costs of $10.1 million, and property and equipment purchases of $1.3 million. Net cash used in investing activities for the nine months ended September 30, 2016 of $22.3 million related to the patent defense costs of $12.2 million, the net purchase of marketable securities of $8.8 million, and property and equipment purchases of $1.3 million.

Financing Activities

Net cash provided by financing activities of $4.5 million and $1.3 million for the nine months ended September 30, 2017 and 2016, respectively, is from proceeds received from issuance of common stock.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations and commitments as of September 30, 2017 (except as noted below), in thousands, unaudited:

	Less than	1 - 3	3 - 5	Greater than
Contractual Obligations	1 Year	Years	Years	5 Years	Total

Operating leases (1)	1,894	2,130	—	—	4,024
Purchase obligations (2)	148,073	22,040	2,920	—	173,033
Total (3)	$149,967	$24,170	$2,920	$—	$177,057

(1)                                 Our commitments for operating leases relate to our lease of office equipment, fleet vehicles and office and laboratory space as of September 30, 2017.

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

In addition to the above table, we are contractually obligated to pay to HC Royalty all royalty payments earned, up to a certain threshold, under a licensing agreement with United Therapeutics Corporation. Although we have recorded a liability of $28.0 million at September 30, 2017 related to this obligation, it is a non-recourse liability as we have no obligation to make any payments to HC Royalty. Accordingly, this obligation will have no impact on our liquidity at any time, and has not been included in the table above.

We have obtained exclusive licenses from third parties for proprietary rights to support the product candidates in our psychiatry portfolio. We have two license agreements with Afecta Pharmaceuticals, Inc. (Afecta) pursuant to which we obtained exclusive worldwide rights to selected product candidates, including an exclusive license to SPN-810. We may pay up to $300,000 upon the achievement of certain milestones. If a product candidate is successfully developed and commercialized, we will be obligated to pay royalties to Afecta at a low single digit percentage of worldwide net product sales.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The primary objective of our investment activities is to preserve our capital to fund operations. We also seek to maximize income from our investments without assuming significant risk to principal amount. Our exposure to market risk is confined to our cash, cash equivalents, marketable securities and long term marketable securities. As of September 30, 2017, we had unrestricted cash, cash equivalents, marketable securities and long term marketable securities of $237.7 million. We do not engage in any hedging activities against changes in interest rates. Because of the short-term maturities of our cash, cash equivalents, marketable securities and long term marketable securities and because we hold these securities to maturity, we do not believe that an increase in market rates would have any significant impact on the realizable value of our investments.

We may contract with CROs and investigational sites globally. Currently, we do not have ongoing trials outside of the U.S. We do not hedge our foreign currency exchange rate risk. A hypothetical 10% appreciation in Euro exchange rates against the U.S. dollar from prevailing market rates would have decreased our net income by approximately $14,000 for the nine months ended September 30, 2017. Conversely, a hypothetical 10% depreciation in Euro exchange rates against the U.S. dollar from prevailing market rates would have increased our net income by approximately $14,000 for the nine months ended September 30, 2017. We do not believe that inflation and changing prices over the nine months ended September 30, 2017 and 2016 had a significant impact on our consolidated results of operations.

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

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(b) and 15d-15(b) under the Exchange Act. Based on that evaluation, under the supervision and with the participation of our management, including our CEO and CFO, we concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of September 30, 2017 because of continued material weaknesses in our internal control over financial reporting as described in our Annual Report on Form 10-K for the year ended December 31, 2016, which was filed on March 16, 2017.

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

Management’s Remediation Plan

The Company continues to execute on the following steps in 2017 to remediate the aforementioned material weaknesses in its internal control over financial reporting as described in its 2016 Annual Report:

•                                          The Company has implemented organization changes, including hiring an Accounting Associate Director to oversee the implementation of financial accounting and internal controls policies and procedures, and has replaced the Associate Controller and Finance Manager. These individuals have significant prior experience in designing and operating financial controls, and therefore have substantially enhanced our capabilities. We believe that these actions will significantly strengthen the accounting and other administrative functions of the Company and improve financial processes, controls, financial accounting, and internal control reporting, and will strengthen its controls related to financial reporting. In addition to these new hires, the Company continues to look for and recruit additional personnel that have the requisite experience working with the implementation of financial accounting and internal controls policies and procedures.

•                                          The Company conducted comprehensive internal controls training and facilitated sessions to enhance the understanding of process flows and control documentation for all processes. The Company continues to sponsor ongoing training related to the COSO 2013 Framework best practices for personnel that are accountable for internal control over financial reporting.  The Company has thoroughly mapped each of its financial processes, and conducted a review of its financial controls with internal audit and senior financial management.

•                                          The Company implemented IT user access controls designed to restrict privileges to IT applications and AX database commensurate with assigned authorities and responsibilities. The Company also implemented a program to monitor changes to the AX IT applications and AX databases to ensure that such changes are appropriate and that any deficiencies are investigated and remediated. The Company plans to take further action to strengthen its control procedures surrounding GITCs, IT user access review and program change controls including the logging of changes to the IT applications and the database.

•                                          The Company has also implemented a quarterly SOX process owner certification program to capture personnel, process and system changes throughout the year.

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

Changes in Internal Control over Financial Reporting

Our management, including our CEO and CFO, has evaluated any changes in our internal control over financial reporting that occurred during the quarterly period ended September 30, 2017, and has concluded that there was no change, other than the remediation efforts discussed above, that occurred during the quarterly period ended September 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Supernus Pharmaceuticals, Inc. v. TWi Pharmaceuticals, Inc., et al., C.A. No. 15-369 (RMB)(JS) (D.N.J.)

Supernus Pharmaceuticals, Inc. v. TWi Pharmaceuticals, Inc., et al., Appeal No. 2017-2513 (Fed. Cir.)

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

The Complaint—filed in the U.S. District Court for the District of New Jersey—alleged, inter alia, that TWi infringed our Oxtellar XR patents by submitting to the FDA an ANDA seeking to market a generic version of Oxtellar XR prior to the expiration of our patents. Filing the Complaint within 45 days of receiving TWi’s Paragraph IV certification notice entitles Supernus to an automatic stay preventing the FDA from approving TWi’s ANDA for 30 months from the date of our receipt of the first Paragraph IV certification notice. On February 13, 2015, TWi answered the Complaint and denied the substantive allegations of the Complaint.  TWi also asserted Counterclaims seeking declaratory judgments of non-infringement and invalidity of United States Patent Nos. 7,722,898 and 7,910,131. On March 20, 2015, we filed our Reply, denying the substantive allegations of those Counterclaims.  A four-day bench trial was held between April 3 and April 6, 2017.  On August 15, 2017, the Court issued an opinion and order finding that: (i) TWi’s ANDA products infringe United States Patent Nos. 7,722,898, 7,910,131, and 8,821,930; and (ii) United States Patent Nos. 7,722,898, 7,910,131, and 8,821,930 are not invalid.  The Court entered a final judgment on August 28, 2017: (i) enjoining the FDA from approving TWi’s ANDA before the expiration date of United States Patent Nos. 7,722,898, 7,910,131, and 8,821,930; and (ii) enjoining TWi from commercially manufacturing, using, offering to sell, or selling within the United States, or importing into the United States, TWi’s ANDA products until the expiration of United States Patent Nos. 7,722,898, 7,910,131, and 8,821,930.  On August 31, 2017, TWi filed a Notice of Appeal to the United States Court of Appeals for the Federal Circuit.  TWi’s appeal is pending.

Supernus Pharmaceuticals, Inc. v. TWi Pharmaceuticals, Inc., et al., C.A. No. 17-2164 (RMB)(JS) (D.N.J.)

We received a second Paragraph IV Notice Letter against United States Patent Nos. 7,722,898, 7,910,131, 8,617,600, 8,821,930, 9,119,791, 9,351,975, and 9,370,525 from generic drug maker TWi Pharmaceuticals, Inc. on February 16, 2017.  On March 31, 2017, we filed a lawsuit against TWi Pharmaceuticals, Inc. and TWi International LLC alleging infringement of United States Patent Nos. 7,722,898, 7,910,131, 8,617,600, 8,821,930, 9,119,791, 9,351,975, and 9,370,525.  TWi filed a motion to dismiss Supernus’s March 31, 2017 Complaint on May 10, 2017.  On May 11, 2017, the Court administratively terminated TWi’s motion to dismiss for failure to comply with the Court’s Individual Rules and Procedures.  On May 19, 2017, the Court “administratively terminate[d] this matter pending this Court’s decision in the First TWi Action [concerning United States Patent Nos. 7,722,898, 7,910,131, 8,617,600, and 8,821,930].”  As of the date of this filing, Civil Action No. 17-2164 (RMB)(JS) (D.N.J.) remains administratively terminated.

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

Item 1A. Risk Factors

Any investment in our business involves a high degree of risk. Before making an investment decision, you should carefully consider the information we include in this Quarterly Report on Form 10-Q, including our condensed consolidated financial statements and related notes, and the additional information in the other reports we file with the Securities and Exchange Commission along with the risks described in our Annual Report on Form 10-K for the year ended December 31, 2016 and Quarterly Report on Form 10-Q for quarterly period ended June 30, 2017. These risks may result in material harm to our business and our financial condition and results of operations. In such an eventuality, the market price of our common stock may decline and you could lose part or all of your investment.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)           Sales of Unregistered Securities.

During the nine months ended September 30, 2017, the Company granted options to employees to purchase an aggregate of 1,074,955 shares of common stock at an exercise price of $25.88 per share. The options are exercisable for a period of ten years from the grant date. These issuances were exempt from registration in reliance on Section 4(a)(2) of the Securities Act as transactions not involving any public offering.

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

SUPERNUS PHARMACEUTICALS, INC.

DATED: November 8, 2017	By:	/s/ Jack A. Khattar
Jack A. Khattar
President, Secretary and Chief Executive Officer

DATED: November 8, 2017	By:	/s/ Gregory S. Patrick
Gregory S. Patrick
Vice President and Chief Financial Officer