Form 10-K
period 2017-12-31
SUPERNUS PHARMACEUTICALS INC
filed 2018-03-01
CIK 1356576

Use these links to rapidly review the document

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2017
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

        As of June 30, 2017, the aggregate market value of the common stock held by non-affiliates of the registrant based on the closing price of the common stock on The NASDAQ Global Market was $2,112,421,553.

        The number of shares of the registrant's common stock outstanding as of February 19, 2018 was 51,537,138.

DOCUMENTS INCORPORATED BY REFERENCE

        Certain portions of the registrant's definitive Proxy Statement for its 2018 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission not later than 120 days after the end of the registrant's 2017 fiscal year end, are incorporated by reference into Part III of this Annual Report on Form 10-K.

SUPERNUS PHARMACEUTICALS, INC.
FORM 10-K

For the Year Ended December 31, 2017

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

All other trademarks or trade names referred to in this Annual Report are the property of their respective owners. Solely for convenience, the trademarks and trade names in this Annual Report on Form 10-K are referred to without the ® and TM symbols, but such references should not be construed as any indicator that their respective owners will not assert, to the fullest extent under applicable law, their rights thereto.

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

Oxtellar XR and Trokendi XR are the first once-daily extended release oxcarbazepine and topiramate products indicated for the treatment of epilepsy in the U.S. market. In April 2017, we launched Trokendi XR as a new product for prophylaxis of migraine headache in adults and adolescents.

In addition, we are developing multiple product candidates in psychiatry to address significant unmet medical needs and market opportunities. We are developing SPN-810 (molindone hydrochloride) initially to treat impulsive aggression (IA) in children and adolescents who have attention deficit hyperactivity disorder (ADHD). We plan to subsequently develop SPN-810 for the treatment of IA in other CNS diseases, such as autism, post traumatic stress disorder (PTSD), bipolar disorder, schizophrenia, and some forms of dementia. There are currently no approved products in the U.S. indicated for the treatment of IA. We are developing SPN-812 (viloxazine hydrochloride) as a novel non-stimulant candidate to treat patients who have ADHD.

Our extensive expertise in product development has been built over the past 25 years: initially as a stand-alone development organization, then as a U.S. subsidiary of Shire plc and, upon our acquisition of substantially all of the assets of Shire Laboratories Inc. in late 2005, as Supernus Pharmaceuticals. We market our products in the United States through our own specialty sales force and seek strategic collaborations with other pharmaceutical companies to license our products outside the United States.

Corporate Information

Our website is www.supernus.com. Through a link on the Investor Relations portion of our website, you can access our filings with the Securities and Exchange Commission (SEC). You may request, orally or in writing, a copy of these filings, which will be provided to you at no cost, by contacting our investor relations department at our principal executive offices, which are located at 1550 East Gude Drive,

Rockville, Maryland 20850. Information contained on our website is not a part of this Annual Report on Form 10-K.

Our net product revenues of $294.1 million in 2017 were driven by strong growth in prescriptions for Oxtellar XR and Trokendi XR. Total prescriptions as reported by IQVIA (formerly Intercontinenal Marketing Services (IMS)) have shown a steady year over year increase as shown in the following graph.

Source: IQVIA Monthly Prescriptions

As of year-end 2017, our products represented approximately 4.6% of the large and growing base of prescriptions for topiramate, and approximately 3.2% for oxcarbazepine (total annual prescriptions for the topiramate market and the oxcarbazepine market are 14.4 million and 4.6 million, respectively). We expect to continue to grow our revenues for Oxtellar XR and Trokendi XR by continuing to drive penetration in these markets. We believe these products with their current indications in the neurology market, have the potential to achieve combined peak net sales in excess of $500 million annually.

We are developing SPN-810 as a novel treatment for IA in patients who have ADHD. SPN-810 has been granted fast-track designation by the U.S. Food and Drug Administration (FDA). Our first Phase III clinical trial (P301) is being conducted in pediatric patients under a Special Protocol Assessment (SPA), using a novel scale, developed by us, to measure IA. The second Phase III clinical trial (P302), which is also being conducted in pediatric patients, uses the same trial design of P301, except that under the SPA, an interim analysis was conducted in the P301 trial when one-half of the patients (146 patients) reached randomization. The purpose of the interim analysis was to assess the efficacy of the doses being tested and allow for optimization of the trial design of both trials. The interim analysis has been completed and both trials will continue through completion. The results of the interim analysis led to our discontinuing the 18 mg dose arm. Moving forward, all new patients in each of the two trials will be randomized to either the 36 mg dose arm or placebo until the predetermined total number of patients are enrolled in each of the two trials. We expect patient enrollment to continue through mid-2018, with data from the trials anticipated by the first quarter of 2019. In addition, a Phase III trial for SPN-810 treating IA in adolescents who have ADHD is anticipated to start mid-2018. We do not expect this trial to materially affect the timing for filing the New Drug Application (NDA) for SPN-810.

We are developing SPN-812 as a novel non-stimulant treatment for ADHD. We initiated four Phase III clinical trials in 2017. The program consists of four three-arm, placebo-controlled trials: two of which are pediatric trials and two of which are adolescent trials. We expect patient enrollment to continue through mid-2018 and to have data from this Phase III program available by the first quarter of 2019.

We have a successful track record of developing and launching novel products by applying proprietary technologies to known drugs, to improve existing therapies and to expand the treatment to new indications. Our key proprietary technology platforms include: Microtrol, Solutrol and EnSoTrol. These technologies have been utilized to create ten marketed products, including Trokendi XR and Oxtellar XR, Adderall XR (developed for Shire), Intuniv (developed for Shire), Mydayis (developed for Shire), and Orenitram (developed for United Therapeutics Corporation), as well as our key product candidates SPN-810 and SPN-812.

Products and Product Candidates

The table below summarizes our current portfolio of novel products and product candidates.

Product	Indication	Status
Oxtellar XR	Epilepsy	In the market
Trokendi XR	Epilepsy	In the market
	Migraine*	In the market
SPN-810	IA**	Phase III
SPN-812	ADHD	Phase III
SPN-809	Depression	Phase II ready

*
Prophylaxis of migraine headache in adults and adolescents.

**
Initial program is in patients with ADHD, with plans to add other indications, such as IA in patients with autism, PTSD, bipolar disorder, schizophrenia, and some forms of dementia.

We are continuing to expand our intellectual property portfolio to provide additional protection for our technologies, products, and product candidates. We currently have eight U.S. patents issued covering Oxtellar XR and nine U.S. patents issued covering Trokendi XR, with the patents expiring no earlier than 2027 for each product.

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

  •
  Advance our pipeline toward commercialization.  We are continuing with the Phase III clinical trials for SPN-810, a novel treatment for IA in patients who have ADHD and with the Phase III clinical trials for SPN-812, a novel non-stimulant treatment for ADHD.

  •
  Target strategic business development opportunities.  We are actively exploring a broad range of strategic opportunities that fit well with our strong presence in CNS while also exploring other specialty pharmaceutical areas such as orphan or rare diseases. These strategic options include: in-licensing products and/or entering into development collaborations with commercialization rights; opportunities that leverage and/or expand our sales force call points for our marketed products and product candidates; co-development partnerships outside the U.S. for our pipeline products; and growth opportunities through value-creating and transformative merger and acquisition transactions, including both commercial stage and development stage products.

  •
  Continue to grow our pipeline.  We plan to continue to evaluate and develop additional CNS product candidates that we believe have significant commercial potential through our internal research and development efforts.

Our Neurology Portfolio

Oxtellar XR is the first once-daily extended release oxcarbazepine product indicated for patients with epilepsy, and Trokendi XR is the first once-daily extended release topiramate product indicated for patients with epilepsy and prophylaxis of migraine in the U.S. market. These products differ from the immediate release products by offering once-daily dosing and unique pharmacokinetic profiles which we believe can have very positive clinical effects for many patients. We believe a once-daily dosing regimen improves adherence, making it more probable that patients maintain sufficient levels of medication in their bloodstreams to protect against seizures. In addition, we believe that the unique smooth and steady pharmacokinetic profiles of our once-daily formulations reduce the peak to trough blood level fluctuations, typically associated with immediate release products, and that may result in increased adverse events (AEs), more side effects and decreased efficacy.

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

Migraine Overview

Approximately 1 in 7 Americans, roughly 38 million individuals, are affected by migraine. The World Health Organization categorizes migraine as one of the most disabling medical illnesses worldwide.

Migraine is a painful complex neurological disorder, consisting of recurring, painful attacks that can significantly disrupt time with loved ones, education, and careers. Migraine headaches are often characterized by throbbing pain, extreme sensitivity to light or sound, and, potentially, nausea and vomiting.

We believe extended release products, and in particular Trokendi XR, may offer important advantages for treatment of migraine. The release profiles of extended release products can produce more consistent and steadier plasma concentrations as compared to immediate release products, potentially resulting in fewer side effects, better tolerability, fewer emergency room visits, and improved efficacy. Improved tolerability may help patients improve adherence, have fewer breakthrough migraines and, correspondingly, help patients enjoy a better quality of life.

Trokendi XR

Trokendi XR is a once-daily extended release topiramate product indicated for patients with epilepsy and for prevention of migraine headache in the U.S. market, and is designed to improve patient adherence over the current immediate release products which must be taken multiple times per day. Trokendi XR is indicated for initial monotherapy in patients 6 years of age and older with partial onset or primary generalized tonic-clonic seizures, as add-on therapy in patients 6 years of age and older with partial onset or primary generalized tonic-clonic seizures or with seizures associated with Lennox-Gastaut syndrome, and for prophylaxis of migraine headaches in adults and adolescents 12 years of age and older. Trokendi XR's pharmacokinetic profile results in lower peak plasma concentrations, higher trough plasma concentrations, and slower plasma uptake rates. This results in smoother and more consistent plasma concentrations than immediate release topiramate formulations can deliver. We believe that such a profile mitigates blood level fluctuations that are frequently associated with many side effects, which mitigates the likelihood of breakthrough seizures and migraine headaches that patients can suffer when taking immediate release products. Side effects may lead patients to skip doses, which could place them at higher risk for breakthrough seizures and migraine headaches.

Oxtellar XR

Oxtellar XR is the only once-daily extended release oxcarbazepine product indicated in the U.S. for adjunctive treatment of patients with epilepsy. Oxtellar XR is indicated for add-on, adjunctive or concomitant therapy of partial seizures in adults and in children 6 years to 17 years of age. With its novel pharmacokinetic profile showing lower peak plasma concentrations, a slower rate of plasma input, and smoother and more consistent blood levels compared to immediate release products, we believe Oxtellar XR improves the tolerability of oxcarbazepine and thereby reduces side effects. In addition, Oxtellar XR once-per-day dosing is designed to improve patient adherence compared to the current immediate release products that must be taken multiple times per day.

Sales and Marketing

We have established a commercial organization in the U.S. to support current and future sales of Oxtellar XR and Trokendi XR. We believe our current sales force of over 200 sales representatives is effectively targeting healthcare providers, primarily neurologists, to support and grow our epilepsy and migraine franchise. Simultaneously promoting two neurology products allows us to leverage our commercial infrastructure with these prescribers.

Assuming we obtain FDA approval for the product candidates currently in our pipeline, we anticipate adding sales representatives to market our products to the relevant population of physicians, primarily psychiatrists.

Manufacturing

We currently depend on third-party commercial manufacturing organizations (CMOs) for all manufacturing operations, including production of raw materials, dosage form product, and product packaging. This encompasses product for commercial use, as well as product for preclinical research and clinical trials.

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

Migraine Competition

Trokendi XR competes with all immediate release and extended release topiramate products, as well as other products used for the prevention of migraine headaches, such as Botox, beta-blockers, valproic acid, amitriptyline. Several calcitonin gene related peptide products are anticipated to be launched starting in 2018.

Our Psychiatry Portfolio

Our psychiatry portfolio includes three product candidates for the treatment of psychiatric disorders. The most advanced product candidate, SPN-810, has fast track status and is expected to be the first product approved for treatment of IA. SPN-812 and SPN-809 employ the same active ingredient, and are being developed for ADHD and depression, respectively. Phase III clinical trials were initiated in 2017 for SPN-812 and SPN-809 is Phase II ready.

IA Overview

The ADHD market represented roughly 75 million prescriptions in 2017, growing 3% over 2016. By 2020, we project that the ADHD market will reach approximately 81.5 million prescriptions. Of these 81.5 million prescriptions, roughly one-third will be written for patients with IA or with IA and other comorbidities.

IA is not limited to individuals with ADHD. We believe, based on our market research that IA occurs in patients with other CNS disorders, including autism, Alzheimer's, bipolar disorder, PTSD, oppositional defiant disorder, conduct disorder, and intermittent explosive disorder. Market research we have conducted indicates that the prevalence of IA in autistic children and adolescents is approximately 45%, and the prevalence of IA in children and adolescents with bipolar disorder is approximately 60%.

ADHD Overview

ADHD is a common CNS disorder characterized by developmentally inappropriate levels of inattention, hyperactivity, and impulsivity. ADHD affects an estimated 6% to 9% of all school-age children and 3% to 5% of adults in the United States(1). An estimated 50% of children with ADHD continue to meet criteria for ADHD into adolescence(2). The ADHD market is projected to grow at 3% annually, to approximately 81.5 million prescriptions by 2020. For the year ended December 31, 2017, according to data from IQVIA, the U.S. market for ADHD prescription drugs was $9.8 billion.

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

Current Treatments for IA in Patients with ADHD

Currently, there are no approved medications in the U.S. for the treatment of IA. IA is a characteristic of individuals who spontaneously react more strongly than normal to stimuli by committing verbal or physical acts against other people, property, or themselves. Based on our discussions with medical experts, the current treatment options for IA in patients with ADHD include psychosocial interventions, such as school-based or family-based behavioral therapies, which are usually not wholly effective. In the large, multisite Multimodal Treatment Study of Children with ADHD(3), a seminal clinical trial designed by experts from key stakeholder communities such as the National Institute of Mental Health, researchers observed that after 14 months of either ADHD medication-only or a regimen that combined ADHD medication with behavioral interventions, 44% of those children with ADHD (or 26% of the total sample size in the trial) who initially exhibited aggression still had what can be described as IA at the end of the trial. This demonstrates that psychosocial interventions may not work for a large percentage of children with ADHD who exhibit aggressive behaviors.

In response, doctors have also tried to treat this group with off-label use of prescription medicines, such as mood stabilizers, stimulants and anti-psychotic drugs. Results have varied, but anti-psychotic drugs appear to have the best therapeutic potential. Unfortunately, many of these agents are associated with adverse effects, including obesity, dyskinesia, lipid abnormalities, marked increases in prolactin, and increase in diabetes, which is of particular concern when treating pediatric populations.

SPN-810 (molindone hydrochloride)

We are developing SPN-810 (molindone hydrochloride) as a novel treatment for IA in patients who have ADHD and who are being treated with standard ADHD medication. During 2014, the FDA granted fast track designation for SPN-810 for the treatment of IA in ADHD patients being treated with standard ADHD medication. The fast track designation allows for more frequent interactions with the FDA, for the early submission of some sections of the marketing application, and carries the potential for an expedited review category for the NDA. Currently, we and the FDA have a SPA for the conduct of our Phase III clinical trial (P301) for SPN-810, using a novel scale to measure IA that was developed by us. We initiated two Phase III clinical trials in 2015 (P301 and P302) that continue to enroll patients through mid-2018, with data from the trials anticipated by the first quarter of 2019. In addition, a Phase III trial for SPN-810 treating IA in adolescents who have ADHD is anticipated to start mid-2018.

Molindone hydrochloride was previously marketed in the United States as an anti-psychotic drug to treat schizophrenia under the trade name Moban, albeit at much higher dosages (up to 225mg/day) than we are using in our development program (18 and 36 mg/day). Moban has not been commercially available since 2010 and the FDA has confirmed that the withdrawal from the market was not due to issues with safety or efficacy. Molindone hydrochloride is differentiated from other anti-psychotic drugs in that it is less likely to be associated with weight gain and, in preclinical models, has not caused increases in prolactin levels as seen with other anti-psychotic drugs.

In addition, we believe the lower doses tested for the proposed indication of IA in ADHD should be better tolerated than the higher doses approved to treat schizophrenia. The Phase IIb trial with

(3)
The MTA Cooperative Group, A 14-month randomized clinical trial of treatment strategies for attention- deficit/hyperactivity disorder, published December 1999 in Archives of General Psychiatry.

SPN-810, which included 121 patients, showed that there was no difference in weight gain between patients treated with SPN-810 and those treated with placebo. If we are successful in developing SPN-810 as a novel treatment for IA in patients who have ADHD, we may then develop the product as a candidate for treating other indications; e.g., patients with IA in autism, PTSD, bipolar disorder, schizophrenia, and some forms of dementia. In the aggregate, we believe the addressable market for SPN-810 is greater than $6.3 billion, including $3.2 billion in ADHD, $0.8 billion in autism and $2.3 billion in PTSD.

We are developing an intellectual property position regarding the novel synthesis process for the active ingredient, its novel use in IA, and novel formulations. Patents, if issued, could expire from 2029 to 2033. We have one patent issued each in the U.S., Canada, Mexico, Europe, Australia and Japan, covering modified release formulations of molindone hydrochloride. In another patent family, covering the novel process of synthesis of the active ingredient, we have three patents issued in the U.S, and one patent issued each in Europe, Japan, and Australia. The third patent family, covering use of molindone hydrochloride in treating IA, includes two patents issued in Japan and one patent issued in the U.S. We own all of the pending patent applications.

SPN-810 Development Program

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

A secondary efficacy variable was the proportion of children whose impulsive aggressive behavior remitted, with remission defined as R-MOAS ≤ 10 at the end of the study. Low and medium doses of SPN-810 showed statistically significant results versus placebo, with the percent of patients who experienced remission of impulsive aggressive behavior of 51.9% (p=0.009) and 40.0% (p=0.043), respectively.

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

The two serious AEs that occurred were not drug-related. One patient in the low dose arm and two patients in the medium dose arm had severe AEs that were considered either possibly or definitely related to the drug. Six patients in total discontinued the study because of AEs in the active treatment arms: one in low dose; two in medium dose; and three in the high dose arm. AEs requiring dose reduction were infrequent.

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

SPN-812 (viloxazine hydrochloride)

ADHD affects 6% to 9% of all school-age children and 3% to 5% of all adults. Current non-stimulant treatments for ADHD account for about 8% of the total ADHD prescriptions in the U.S. As a novel non-stimulant, SPN-812 has the potential to address a $2.5 billion market opportunity for the treatment of ADHD with non-stimulants. SPN-812, a norepinepherine reuptake inhibitor, would provide an additional option to the few non-stimulant therapies currently available. We believe that SPN-812 could be more effective than other non-stimulant therapies due to its unique pharmacological profile.

We expect SPN-812, if approved, to have five year market exclusivity, given its new chemical entity (NCE) status in the U.S. We are developing an intellectual property position regarding the novel synthesis process for the active ingredient, its novel use in ADHD and its novel extended release delivery.

Patents, if issued, could expire from 2029 to 2033. We have one patent issued each in Europe and Canada, covering a method of treating ADHD using viloxazine. In another family, covering the novel process of active ingredient synthesis, we have two patents issued each in the U.S. and in Mexico, and one patent issued each in Europe, Japan, and Australia. We have three patents issued in the U.S. covering modified release formulations of viloxazine, and one patent issued in Australia. We own all of the pending patent applications.

SPN-812 Development Program

We are developing SPN-812 as a novel non-stimulant treatment for ADHD. Subsequent to the end of Phase II meeting with the FDA in June 2017, we initiated four Phase III clinical trials in 2017. The program consists of four three-arm, placebo-controlled trials: two of which are pediatric trials and two of which are adolescent trials. We expect patient enrollment to continue through mid-2018 and to have data from this Phase III program available by the first quarter of 2019.

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

The treatment groups for SPN-812 using 400 mg, 300 mg and 200 mg showed a standardized mean effect size of 0.63, 0.60 and 0.55 compared to placebo, respectively. Patients receiving SPN-812 using 100 mg had a 16.7 average mean change from baseline in the primary endpoint and a standardized mean effect size of 0.46 compared to placebo, which did not quite reach statistical significance (p=0.089) in this relatively low number of patients.

In addition, patients treated with SPN-812 using 400 mg, 300 mg and 200 mg met the Clinical Global Impression Severity (CGI-S) secondary endpoint with p-values of 0.014, 0.015 and 0.031, respectively, as compared to placebo.

SPN-809 (viloxazine hydrochloride)

SPN-809 is a novel once-daily product candidate for the treatment of depression. SPN-809 is based on the same active ingredient as SPN-812. We currently have an open investigational new drug application (IND) for SPN-809 as a treatment for depression, the indication for which the active ingredient in SPN-809 was approved and marketed in Europe for many years. It was never approved in the U.S.

Because SPN-809 contains the same active ingredient as SPN-812, we expect that many of our activities related to the development of SPN-812 will also benefit the development of SPN-809.

ADHD Competition

Competition in the U.S. ADHD market has increased with the commercial launch of several products in recent years, including the launch of generic versions of branded drugs, such as Adderall XR. Shire plc is one of the leaders in the U.S. ADHD market with three products: Vyvanse, a stimulant prodrug product launched in 2007; Intuniv, a non-stimulant treatment launched in November 2009; and Adderall XR, an extended release stimulant treatment designed to provide once-daily dosing. Other stimulant products for the treatment of ADHD in the U.S. market include the following once-daily formulations: Mydayis, Concerta, Metadate CD, Ritalin LA, Focalin XR, Daytrana, and Adzenys XR-ODT, Cotempla XR ODT, and Aptensio XR. Other non-stimulants are Strattera and Kapvay. We are also aware of clinical development efforts by several other organizations including, Sunovion, Ironshore/Highland, and Otsuka to develop additional treatment options for ADHD. Sunovion recently filed its non-stimulant product, dasotraline, with the FDA in September of 2017 for treatment of adults, children and adolescents with ADHD. FDA approval decision is anticipated in summer of 2018.

Our Proprietary Technology Platforms

We have a successful track record of developing novel extended release products by applying proprietary technologies to known drugs to improve existing therapies and to enable the treatment of new indications. Our key proprietary technology platforms include Microtrol, Solutrol and EnSoTrol. These technologies create novel, customized product profiles designed to enhance efficacy, reduce the frequency of dosing, and improve patient compliance and tolerability. We have employed our technologies in the development of a total of nine products that are currently on the market, including

Trokendi XR and Oxtellar XR, along with eight products being marketed by our partners. Trokendi XR uses the Microtrol multiparticulate delivery platform and Oxtellar XR uses the Solutrol matrix delivery platform. EnSoTrol was utilized to develop Orenitram, an oral formulation of treprostinil diethanolamine, or treprostinil, which was launched by United Therapeutics Corporation in 2014.

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

We have established and continue to build proprietary positions for Oxtellar XR, Trokendi XR, our pipeline product candidates and our technologies in the U.S. and abroad.

Patents for both Oxtellar XR and Trokendi XR have received numerous Paragraph IV Notice Letters and we have filed claims for infringement of our patents against the third-parties. For more information, please see Part I, Item 3—Legal Proceedings contained in this Annual Report on Form 10-K.

Patent Portfolio

Our extended release oxcarbazepine patent portfolio currently includes eleven U.S. patents, eight of which cover Oxtellar XR. We have also obtained two patents each for extended release oxcarbazepine in Europe and Australia, and one patent each in Canada, Japan, China, and Mexico. In addition, we have certain pending U.S. patent applications that cover various extended release formulations containing oxcarbazepine. The eight issued U.S. patents covering Oxtellar XR will expire no earlier than 2027. We own all of the issued patents and the pending patent applications.

In addition to the patents and patent applications relating to Oxtellar XR, we currently have nine U.S. patents that cover Trokendi XR. We have one patent issued each in Mexico, Australia, Japan and Canada for extended release topiramate. We also have two patents issued in Europe for extended release topiramate. The nine issued U.S. patents covering Trokendi XR will expire no earlier than 2027. We own all of the issued patents and pending patent applications.

Our patent portfolio also contains patent applications relating to our other pipeline products. We have four families of pending U.S. non-provisional and foreign counterpart patent applications relating to our SPN-810 product candidate. Patents, if issued, could have terms expiring from 2029 to 2033. We have one patent issued each in the U.S., Canada, Mexico, Europe, Australia and Japan, covering modified release formulations of molindone hydrochloride. In another patent family, covering the novel process of synthesis of the active ingredient, we have three patents issued in the U.S, and one patent issued each in Europe, Japan, and Australia. The third patent family, covering use of molindone hydrochloride in treating IA, includes two patents issued in Japan and one patent issued in the U.S. We own all of the pending patent applications.

With regard to our SPN-812 product candidate, we have three families of pending U.S. non-provisional and foreign counterpart patent applications. Patents, if issued, could expire from 2029 to 2033. We have one patent issued each in Europe and Canada, covering a method of treating ADHD using viloxazine. In another family, covering the novel process of active ingredient synthesis, we have two patents issued each in the U.S. and in Mexico, and one patent issued each in Europe, Japan, and Australia. We have three patents issued in the U.S. covering modified release formulations of viloxazine, and one patent issued in Australia. We own all of the pending patent applications. We own all of the issued patents and the pending patent applications.

The United States patent system permits the filing of provisional and non-provisional patent applications. A non-provisional patent application is examined by the United States Patent and Trademark Office (USPTO), and can mature into a patent once the USPTO determines that the claimed invention meets the standards for patentability. A provisional patent application is not examined for patentability, and automatically expires 12 months after its filing date. As a result, a provisional patent application cannot mature into a patent. The requirements for filing a provisional patent application are not as strict as those for filing a non-provisional patent application. Provisional applications are often used, among other things, to establish an early filing date for a subsequent non-provisional patent application. The term of individual patents depends upon the legal term of the patents in the countries in which they are obtained. In most countries in which we file, the patent term is 20 years from the earliest date of filing a non-provisional patent application. In the U.S., a patent's term may be lengthened by patent term adjustment (PTA), which compensates a patentee for administrative delays by the USPTO in granting a patent. In view of a recent court decision, the USPTO is under greater scrutiny regarding its calculations of PTAs because the USPTO erred in calculating the PTA in that case, which resulted in denying the patentee a portion of the patent term to which it was entitled. Alternatively, a patent's term may be shortened if a patent is terminally disclaimed over another patent.

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

The term of a patent that covers a FDA-approved drug may also be eligible for patent term extension (PTE), which permits patent term restoration as compensation for the patent term lost during the FDA regulatory review process. The Drug Price Competition and Patent Term Restoration Act of 1984, or the Hatch-Waxman Amendments, permits a PTE of up to five years beyond the expiration of the patent. The length of the PTE is related to the length of time the drug is under regulatory review. Patent extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval and only one patent applicable to an approved drug may be extended. Similar provisions are available in Europe and other foreign jurisdictions to extend the term of a patent that covers an approved drug. In the future, if and when our pharmaceutical products receive FDA or other regulatory approval, we may be able to apply for PTEs on patents covering those products. Depending upon the timing, duration and specifics of FDA approval of our SPN-810 and SPN-812 product candidates and issuance of a U.S. patent we may obtain a U.S. patent, that is eligible for limited patent term restoration.

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

To protect our competitive position, it may be necessary to enforce our patent rights through litigation against infringing third parties. We presently have a lawsuit pending against TWi Pharmaceuticals Inc. to enforce our patent rights concerning Oxtellar XR patents. See Part I, Item 3—Legal Proceedings. Litigation to enforce our own patent rights is subject to uncertainties that cannot be quantified in advance. In an adverse outcome in litigation, we could be prevented from commercializing a product or using certain aspects of our technology platforms as a result of patent infringement claims asserted against us. This could have a material adverse effect on our business. In addition, litigation involving our patents carries the risk that one or more of our patents will be held invalid (in whole or in part, on a claim-by-claim basis) or held unenforceable. Such an adverse court ruling could allow third parties to commercialize products or use technologies that are similar to ours, and then compete directly with us, without payment to us. See "Risk Factors—If we are sued for infringing intellectual property rights of third parties, it could be costly and time consuming to defend such a suit. An unfavorable outcome in that litigation could have a material adverse effect on our business."

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

NDAs are either standard 505(b)(1) or 505(b)(2) applications. For a standard 505(b)(1) application, all pertinent information must be part of the regulatory submission under that NDA number. For a 505(b)(2) application, the FDA permits the submission of an NDA where at least some of the information required for approval comes from clinical trials not conducted by or for the applicant and for which the applicant has not obtained a right of reference. The FDA interprets Section 505(b)(2) of the Federal Food, Drug, and Cosmetic Act (FDCA) to permit the applicant to rely upon the FDA's previous findings of safety and effectiveness for an approved product. The FDA requires submission of information needed to support any changes to a previously approved drug, such as published data or new studies conducted by the applicant, including bioavailability or bioequivalence studies, or clinical trials demonstrating safety and effectiveness. The FDA may then approve the new product candidate for all or some of the label indications for which the referenced product has been approved, as well as for any new indication sought by the Section 505(b)(2) applicant.

In the NDA submissions for our product candidates, we intend to follow the 505(b)(2) development pathway when appropriate.

In addition, under the Pediatric Research Equity Act of 2003 Pediatric research equity act (PREA), which was reauthorized under the Food and Drug Administration Safety and Innovation Act of 2012, an NDA must contain, a priori, or propose clinical work that supports the product's use in all relevant pediatric subpopulations. The FDA may grant deferrals for submission of data or full or partial waivers of the data requirements.

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

Since our product approvals, we have gained more knowledge about our abilities to create formulations, and programs that would enable us to meet our deferred pediatric commitments, and we have identified a need to renegotiate the commitments made at the time of NDA approvals for both Oxtellar XR and Trokendi XR. Supernus is actively interfacing with the FDA on these programs and these commitments.

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

Customers

The majority of our product sales are to wholesalers and distributors who, in turn, sell the products to pharmacies, hospitals and other customers. Three customers, AmerisourceBergen Drug Corporation, Cardinal Health, Inc. and McKesson Corporation, individually accounted for more than 10% of our total revenue in 2017, and collectively accounted for 97% of our total revenue in 2017.

Employees

As of December 31, 2017, we employed 422 full-time employees; 90 employees are engaged in research and development activities and 332 employees are engaged in selling, general and administrative activities. We consider relations with our employees to be good. None of our employees is represented by a labor union.

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

Any product candidate that we in-license or acquire may require additional development prior to commercial sale, including extensive clinical testing and approval by the FDA and applicable foreign regulatory authorities. All product candidates are prone to risks of failure typical of pharmaceutical product development, including the possibility that a product candidate will not be shown to be sufficiently safe and effective for approval by regulatory authorities.

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

Immediate release oxcarbazepine and topiramate products, which use the same APIs as Oxtellar XR and Trokendi XR, are known to cause various side effects, including but not limited to dizziness, paresthesia, headaches, cognitive deficiencies such as memory loss and speech impediment, digestive problems, somnolence, double vision, gingival enlargement, nausea, weight gain, oral malformation birth defects, visual field defects, infant small for gestational age and fatigue. The use of Oxtellar XR and Trokendi XR may cause similar side effects as compared to their reference products, or may cause additional or different side effects.

Products that were on the market and used the same API as our product candidates, SPN-810 and SPN-812, were known to cause various side effects, including but not limited to drowsiness, depression, hyperactivity, euphoria, extrapyramidal reactions, nausea, headache, diarrhea, vomiting, sleep difficulties, agitation, exacerbation of anxiety, sleepiness , mouth dryness, tachycardia, constipation, and urinary difficulties. The labels for those products also included precautions and warnings about, among other things, tardive dyskinesia, neuroleptic malignant syndrome, elevation of prolactin levels, convulsive events in patients that are treated for or have a prior history of epilepsy, inhibition of hepatic metabolism of certain drugs, risk of suicide before antidepressant clinical improvement, need for monitoring patients with cardiac, hepatic or renal insufficiency, or patients at risk for angle-closure glaucoma. The use of SPN-810 and SPN-812 may cause similar side effects as compared to these reference products, or may cause additional or different side effects.

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

  •
  May change its approval policies or adopt new regulations; or

  •
  May not approve the labeling claims that we believe are necessary or desirable for the successful commercialization of our product candidates, or may approve them with warnings and precautions that could limit the acceptance of our product candidates and their success

  •
  May not approve the addition of new indications to the label of our existing products.

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

In some foreign jurisdictions, particularly Canada and Europe, the pricing of prescription pharmaceuticals is subject to strict governmental control. In these countries, pricing negotiations with governmental authorities can take six to 12 months or longer after the receipt of regulatory approval and product launch. To obtain favorable reimbursement for the indications sought or pricing approval in some countries, we may be required to conduct a clinical trial that compares the cost-effectiveness of our products or product candidates, if approved, to other available therapies. If reimbursement for our products or product candidates is unavailable in any country in which reimbursement is sought, limited in scope or amount, or if pricing is set at unsatisfactory levels, our business could be materially harmed, and could be unprofitable.

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

Our failure to develop successfully and market our product candidates would impair our ability to grow.

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

Third parties have and may receive approval to manufacture and market their own versions of extended release oxcarbazepine or topiramate AEDs in the U.S. For example, Upsher-Smith launched Qudexy XR (extended release topiramate) and its own authorized generic, both of which compete with Trokendi XR. Since Trokendi XR was not granted marketing exclusivity by the FDA, we may not be able to prevent the submission or approval of another full NDA for any competitor's extended or controlled release topiramate product candidate. However, we do have the right to defend our products against third parties who may infringe or are infringing our patents.

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

We face significant competition in attracting and retaining talented employees. Further, managing succession for, and retention of, key executives is critical to our success, and our failure to do so could have an adverse impact on our future performance.

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

Effective succession planning is also important to our long-term success. Failure to ensure effective transfer of knowledge and smooth transitions involving key employees and members of our management team could hinder our strategic planning and execution. In addition, our failure to adequately plan for succession of senior management and other key management roles or the failure of key employees to successfully transition into new roles could have a material adverse effect on our business and results of operations.

We are highly dependent on the development, regulatory, commercial and financial expertise of our management, particularly Jack A. Khattar, our President and Chief Executive Officer. Mr. Khattar has an employment agreement and other members of the senior management team have executive retention agreements, but these agreements do not guarantee the services of these executives will continue to be available to us. If we lose key members of our management team, we may not be able to find suitable replacements in a timely fashion, if at all. We cannot be certain that future management transitions will not disrupt our operations or generate concern among employees and those with whom we do business.

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

There are currently no marketed products and no known products in development for the treatment of IA in patients with ADHD, autism, or PTSD. However, the off-label use of risperidone (Risperdal) and aripiprazole (Abilify) to treat these conditions is common. These products are approved for irritability in autism which, as a result, may influence use of products to treat IA in patients with ADHD.

In addition, we are aware of several companies that have various product candidates under development for ADHD which may compete with our SPN-812 product candidate. Such companies include Sunovion, Ironshore/Highland and Otsuka.

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

Even though U.S. regulatory approval has been obtained for Trokendi XR and Oxtellar XR, the FDA may still impose significant restrictions on their indicated uses or marketing or impose ongoing requirements for costly post-approval studies. For example, both Trokendi XR and Oxtellar XR were approved on the basis of post-approval commitments, including that we develop additional age-appropriate formulations of the drugs and conduct post-approval clinical studies in accordance with certain timelines laid out in the approval letters. Although we have made significant efforts to meet these timelines, in certain cases we have been unable to meet these timelines. The commitments required the creation of new drug product formulations, which we have not been able to accomplish in the original timeline. To date, the only consequence of our failure to meet our PREA commitment deadlines has been a notation on FDA websites devoted to making the status of PREA commitments publicly known. We are also required to conduct an additional post-approval study with respect to Trokendi XR for the treatment of prophylaxis of migraine. If we do not meet our post-marketing commitments and are unable to show good cause for our inability to adhere to the timetables laid out in the approval letters, the FDA could take enforcement action against us, including withdrawal of approval. While we believe that we can show good cause for our inability to meet the timelines for our post-approval study requirements, the FDA may disagree.

Our product candidates would also be, and our approved product and our collaborators' approved products are, subject to ongoing FDA requirements governing the labeling, packaging, storage, advertising, promotion, recordkeeping and submission of safety and other information. In addition, manufacturers of drug products and their facilities are subject to continual review and periodic inspections by the FDA and other regulatory authorities for compliance with current good manufacturing practice (cGMP) regulations. If we, our collaborators or a regulatory authority discovers previously unknown problems with a product, including side effects that are unanticipated in severity or frequency, or problems with the facility where the product is manufactured, a regulatory authority may impose restrictions on that product or the manufacturer, including requiring withdrawal of the product from the market or suspension of manufacturing. If we or our collaborators, or our or our collaborators' approved products or product candidates, or the manufacturing facilities for our or our collaborators' approved products or product candidates fail to comply with applicable regulatory requirements, a regulatory authority may:

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

In addition, our product labeling, advertising and promotion of our approved products, are subject to regulatory requirements and continuing regulatory review. The FDA strictly regulates the promotional claims that may be made about prescription products. In particular, a product may not be promoted for uses that are not approved by the FDA as reflected in the product's approved labeling. Notwithstanding, physicians may nevertheless prescribe our products to their patients in a manner that is inconsistent with the approved label, which is known as "off label use". The FDA and other authorities actively enforce the laws and regulations prohibiting the promotion of off-label uses, and a company that is found to have promoted off-label uses may be subject to significant sanctions. For example, on October 31, 2016 the FDA sent us an untitled letter alleging that certain marketing claims made in a promotional video for Oxtellar XR suggested that the drug was intended for uses outside its FDA-approved label. Following receipt of the untitled letter, we removed the promotional video in question and revised other promotional materials for Oxtellar XR as a precautionary measure, and FDA closed the matter. The federal government has levied large civil and criminal fines against companies for alleged improper promotion and has enjoined several companies from engaging in off-label promotion. If we are found to have promoted off-label uses, we may be enjoined from such off-label promotion and become subject to significant liability, which would have an adverse effect on our reputation, business and revenues, if any.

Further, the FDA's policies may change and additional government regulations may be enacted that could affect our products or prevent, limit or delay regulatory approval of our product candidates. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained, which would adversely affect our business, prospects and ability to achieve or sustain profitability.

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

We depend on wholesalers and distributors for retail distribution of Oxtellar XR and Trokendi XR; if we lose any of our significant wholesalers or distributors, our business could be harmed.

The majority of our sales of Oxtellar XR and Trokendi XR are to wholesalers and distributors who, in turn, sell the products to pharmacies, hospitals and other customers. For the year ended December 31, 2017, three wholesale pharmaceutical distributors, AmerisourceBergen Drug Corporation, Cardinal Health, Inc. and McKesson Corporation, individually accounted for more than 10% of our total revenue in 2017, and collectively accounted for 97% of our total revenue in 2017. The loss by us of any of these wholesale pharmaceutical distributors' accounts or a material reduction in their purchases could have a material adverse effect on our business, results of operations, financial condition and prospects.

In addition, these wholesale customers comprise a significant part of the distribution network for pharmaceutical products in the United States. This distribution network has undergone, and may continue to undergo, significant consolidation marked by mergers and acquisitions. As a result, a small number of large wholesale distributors control a significant share of the market. Consolidation of drug wholesalers has increased, and may continue to increase, competitive and pricing pressures on pharmaceutical products. We cannot assure you that we can manage these pricing pressures or that wholesaler purchases will not fluctuate unexpectedly from period to period.

Our sales of Oxtellar XR and Trokendi XR can be greatly affected by the inventory levels our respective wholesalers carry. We monitor wholesaler inventory of Oxtellar XR and Trokendi XR using a combination of methods. Pursuant to distribution service agreements with our three largest wholesale customers, we receive inventory level reports. For most other wholesalers where we do not receive inventory level reports, however, our estimates of wholesaler inventories may differ significantly from actual inventory levels. Significant differences between actual and estimated inventory levels may result in excessive production (requiring us to hold substantial quantities of unsold inventory), inadequate supplies of products in distribution channels, and insufficient product available at the retail level. These changes may cause our revenues to fluctuate significantly from quarter to quarter, and in some cases may cause our operating results for a particular quarter to be below our expectations or the expectations of securities analysts or investors. In addition, at times, wholesaler purchases may exceed customer demand, resulting in reduced wholesaler purchases in later quarters, which may result in substantial fluctuations in our results of operations from period to period. If our financial results are below expectations for a particular period, the market price of our common stock may drop significantly.

If the FDA or other applicable regulatory authorities approve generic products that compete with any of our products or product candidates, the sales of those products or product candidates would be adversely affected.

Once an NDA, including a Section 505(b)(2) application, is approved, the product covered thereby becomes a "listed drug" which can be cited by potential competitors in support of approval of an ANDA. FDCA, FDA regulations and other applicable regulations and policies provide incentives to manufacturers to create modified, non-infringing versions of a drug to facilitate the approval of an ANDA or other application for generic substitutes. These manufacturers might only be required to conduct a relatively inexpensive study to show that their product has the same active ingredient(s), dosage form, strength, route of administration, and conditions of use or labeling, as our product or product candidate and that the generic product is bioequivalent to our product. Bioequivalence implies that a product is absorbed in the body at the same rate and to the same extent as our product or product candidate. These generic equivalents, which must meet the same quality standards as branded pharmaceuticals, would be significantly less costly than ours to bring to market. Companies that produce generic equivalents are generally able to offer their products at lower prices. Thus, regardless of the regulatory approval pathway, after the introduction of a generic competitor, a significant percentage of the sales of any branded product are typically lost to the generic product, through both price and volume erosion. Accordingly, competition from generic equivalents would materially, permanently and adversely impact our revenues, profitability and cash flows and substantially limit our ability to obtain a return on the investments we have made in our products and product candidates. In particular, as disclosed in Part I, Item 3—Legal Proceedings of this Annual Report on Form 10-K, we received Paragraph IV Notice Letters against our Oxtellar XR and Trokendi XR Orange Book patents from several generic drug makers. We filed a lawsuit against each of these drug makers alleging infringement of our Oxtellar XR and Trokendi XR patents. In March 2017, we signed settlement agreements with two generic drug makers, Actavis and Zydus, concerning our Trokendi XR patents. In August 2017, the U.S. District Court ruled in our favor against TWi concerning Oxtellar XR patents. TWi filed a Notice of Appeal to the United States Court of Appeals for the Federal Circuit. While we intend to vigorously defend our product rights against TWi concerning Oxtellar XR patents, in the event that we are not successful in the lawsuit, our future sales of Oxtellar XR will be significantly, adversely and permanently affected by competition from this generic drug.

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

Our commercial success depends upon our ability and the ability of our collaborators to develop, manufacture, market and sell our approved products and our product candidates and use our proprietary technologies without infringing the proprietary rights of third parties. Numerous U.S. and foreign issued patents and pending patent applications, which are owned by third parties, exist in the fields in which we and our collaborators are developing product candidates. As the pharmaceutical industry expands and more patents are issued, the risk increases that our collaborators' approved products or our product candidates may give rise to claims of infringement of the patent rights of others. There may be issued patents of third parties of which we are currently unaware that may be infringed by our collaborators' approved products or Oxtellar XR or Trokendi XR, which could prevent us from being able to maximize revenue generated by our products or our product candidates. Because patent applications can take many years to issue, there may be currently pending patent applications which may later result in issued patents that our collaborators' approved products or our product candidates may infringe.

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

We are a party to and rely on several arrangements with third parties, such as those with Afecta and Rune, which give us rights to intellectual property that are necessary for the development of certain of our product candidates, including SPN-810 and SPN-809, respectively. In addition, we may enter into similar arrangements in the future for other product candidates. Our current arrangements impose various development, financial and other obligations on us. If we materially breach these obligations or if Afecta or Rune fail to adequately perform their respective obligations, these exclusive arrangements could be terminated, which would result in our inability to develop, manufacture and sell products that are covered by such intellectual property.

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

The U.S. government (federal and certain states) and other non-U.S. governments have shown significant and increased interest in pursuing healthcare reform and changes to the delivery system. Government-adopted reform measures could adversely impact the pricing of healthcare products and services in the U.S. or internationally and adversely impact the amount of reimbursement available from governmental agencies or commercial third-party payors. The continuing efforts of the U.S. and foreign governments, insurance companies, managed care organizations, employers and other payors of healthcare services to contain or reduce health care costs may adversely affect our ability to set prices for any approved product or to increase price once launched. These initiatives could adversely impact our ability to generate revenues and achieve and maintain profitability.

In both the U. S. (federal and certain states) and some foreign jurisdictions, there have been a number of legislative and regulatory proposals and initiatives to change the health care system in ways that could adversely affect our ability to sell any approved product profitably. Some of these proposed reforms could result in reduced reimbursement rates for our products, which would adversely affect our business strategy, operations and financial results. In March 2010, President Obama signed into law a comprehensive change to the U.S. healthcare system, known as the Patient Protection and Affordable Care Act of 2010, as amended by the HealthCare and Education Reconciliation Act of 2010. These laws and their regulations, which we refer to collectively as the HealthCare Reform Law, have far reaching consequences for pharmaceutical companies like us, and possible revisions to the HealthCare Reform Law are the subject of ongoing legislative debates.

The HealthCare Reform Law has continued the downward pressure on pharmaceutical pricing, especially under the Medicare and Medicaid programs, and increased the industry's regulatory burdens and operating costs. Among the provisions of the HealthCare Reform Law of importance to our products and product candidates are the following:

  •
  An annual, nondeductible fee payable by any entity that manufactures or imports specified branded prescription drugs and biologic agents payable to the U.S. federal government based on each company's market share of prior year total sales of branded products to certain federal healthcare programs;

  •
  An increase in the statutory minimum rebates a manufacturer must pay under the Medicaid Drug Rebate Program;

  •
  A methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected;

  •
  A Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer's outpatient drugs to be covered under Medicare Part D;

  •
  Extension of manufacturers' Medicaid rebate liability to individuals enrolled in Medicaid managed care organizations;

  •
  Expansion of eligibility criteria for Medicaid programs in certain states;

  •
  Expansion of the entities eligible for discounts under the Public Health Service pharmaceutical pricing program;

  •
  A requirement to annually report drug samples that manufacturers and distributors provide to physicians; and

  •
  A Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research.

Since its enactment, there have been judicial and Congressional challenges to certain aspects of the Affordable Care Act. The Trump Administration and U.S. Congress have attempted and will likely continue to seek to modify, repeal, or otherwise invalidate all, or certain provisions of, the Affordable Care Act. Since January 2017, President Trump has signed two Executive Orders and other directives designed to delay, circumvent or loosen the implementation of certain provisions mandated by the Affordable Care Act that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or otherwise circumvent some of the requirements for health insurance mandated by the Affordable Care Act. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the Affordable Care Act. While Congress has not passed repeal legislation, on December 22, 2017, the President signed the Tax Cuts and Jobs Act (Tax Act), which includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the Affordable Care Act on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the "individual mandate." Additionally, on January 23, 2018, President Trump signed a continuing resolution on appropriations for fiscal year 2018 that delayed the implementation of certain Affordable Care Act-mandated fees, including the so-called "Cadillac" tax on certain high cost employer-sponsored insurance plans, the annual fee imposed on certain health insurance providers based on market share, and the medical device excise tax on non-exempt medical devices. Congress may consider other legislation to repeal or replace elements of the Affordable Care Act. It is difficult to predict the extent to which any of these changes to the Affordable Care Act, or additional changes, if made, may impact our business or financial condition.

In addition, other legislative changes have been adopted since the Affordable Care Act was enacted. These changes include aggregate reductions in Medicare payments to providers of 2% per fiscal year, which went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2025 unless additional Congressional action is taken. The American Taxpayer Relief Act of 2012 also further reduced Medicare payments to several types of providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These laws may result in additional reductions in Medicare and other healthcare funding, which could have a material adverse effect on our customers and, accordingly, our financial operations. More recently, there have been several U.S. Congressional inquiries and proposed bills designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. Individual states in the United States have also become increasingly active in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs. Legally mandated price controls on payment amounts by third-party payors or other restrictions could harm our business, results of operations, financial condition and prospects or prevent us from being able to commercialize our products.

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

The financial impact of the HealthCare Reform Law on our business is on-going, and there can be no assurance that our business will not be materially harmed by future implementation of or changes to the HealthCare Reform Law. In addition, if we are not in full compliance with the HealthCare Reform Law, we could face enforcement action, fines and other penalties and we could receive adverse publicity.

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

  •
  FDCA, which among other things, strictly regulates drug product marketing, prohibits manufacturers from marketing drug products for off-label use and regulates the distribution of drug samples; and

  •
  State law equivalents of each of the above federal laws, such as state anti-kickback laws, physician payment and drug pricing transparency laws, and false claims laws which may apply to our business practices, including, but not limited to, research, distribution, sales and marketing arrangements and to claims for items or services reimbursed by any third-party payor, including commercial insurers; state laws that require pharmaceutical companies to comply with the pharmaceutical industry's voluntary compliance guidelines and the applicable compliance guidance promulgated by the federal government, or otherwise restrict payments that may be made to healthcare providers; and state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by federal laws, thus complicating compliance efforts.

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

Our personnel, systems and facilities currently in place may not be adequate to support future growth. Our future financial performance and our ability to compete effectively will depend, in part, on our ability to effectively manage our recent and any future growth. In 2017, we increased from 363 employees to 422 employees and increased revenues to $302.2 million from $215.0 million in 2016. Our need to effectively execute our growth strategy requires that we:

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

Our operations rely on sophisticated information technology and equipment systems and infrastructure, a disruption of which could harm our operations.

We may not be able to make improvements to our management information and control systems in an efficient or timely manner and may discover deficiencies in existing systems and controls. In addition, we rely on various information technology and equipment systems, some of which are dependent on services provided by third parties, to manage our technology platform and operations. These systems provide critical data and services for internal and external users, including procurement and inventory management, transaction processing, financial, commercial and operational data, human resources management, legal and tax compliance information and other information and processes necessary to operate and manage our business. These systems are complex and are frequently updated as technology improves, and include software and hardware that is licensed, leased or purchased from third parties. If our information technology or equipment systems fail to function properly due to internal errors or defects, implementation or integration issues, catastrophic events or power outages, we may experience a material disruption in our ability to manage our business operations. Failure or disruption of these systems could have an adverse effect on our operating results and financial condition. In addition, we may not be able to make improvements to our management information and control systems in an efficient or timely manner and may discover deficiencies in existing systems and controls. Any failure to manage, expand, and update our information technology infrastructure or any failure in the operation of this infrastructure could harm our business.

Our business involves the use of hazardous materials, and we must comply with environmental laws and regulations, which can be expensive and restrict how we do business.

Our activities and our third-party manufacturers' and suppliers' activities involve the controlled storage, use and disposal of hazardous materials owned by us. We and our manufacturers and suppliers are subject to federal, state, city and local laws and regulations governing the use, manufacture, storage, handling and disposal of these hazardous materials. Although we believe that the safety procedures we use for handling and disposing of these materials comply with the standards prescribed by these laws and regulations, we cannot eliminate the risk of accidental contamination or injury from these materials. In the event of an accident, local, city, state or federal authorities may curtail the use of these materials and interrupt our business operations, including our commercialization and research and development efforts. Although we believe that the safety procedures utilized by our third-party manufacturers for handling and disposing of these materials generally comply with the standards prescribed by these laws and regulations, we have no direct control over our third-party manufacturers and therefore cannot guarantee that this is the case or eliminate the risk of accidental contamination or that such safety procedures will injury from these materials. In such an event, we may be held liable for any resulting damages and such liability could exceed our resources. We do not currently maintain biological or hazardous materials insurance coverage. While we have implemented processes and procedures to try to ensure that the suppliers we use are complying with all applicable regulations, there can be no assurances that such suppliers in all instances will comply with such processes and procedures or otherwise with applicable regulations. Noncompliance could result in our marketing and distribution of contaminated, defective or dangerous products which could subject us to liabilities and could result in the imposition by governmental authorities of procedures or penalties that could restrict or eliminate our ability to purchase products. Any or all of these effects could adversely affect our business, financial condition and results of operations.

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

  •
  The completion of our $90.0 million private placement offering of 7.50% Convertible Senior Secured Notes in May 2013; and

  •
  The monetization of certain future royalty streams in 2014, under our existing license for Orenitram.

We have incurred significant operating losses since inception. As of December 31, 2017, we had an accumulated deficit of approximately $26.8 million. Substantially all of our operating losses resulted from costs incurred in connection with our development programs, expenses associated with launching our products, and from selling, general and administrative costs associated with our operations. We expect our research and development costs to continue to be substantial and to increase with respect to our product candidates as we advance those product candidates through preclinical studies, clinical trials, manufacturing scale-up and other pre-approval activities. We expect our selling, general and administrative costs to continue to increase as we continue to support the ongoing commercialization of our products.

Our prior losses have had an adverse effect on our stockholders' equity and cash position. While we anticipate maintaining profitability in 2018 and beyond, we cannot be certain that we will do so. Any potential future losses, if and when they occur, could have an adverse impact on our stockholders' equity and working capital. Furthermore, since the completion of our initial public offering in May 2012, we have incurred additional costs associated with operating as a public company.

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

Our net earnings and other operating results will be affected by numerous factors, including:

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

As a public company, we are subject to Section 404 of the Sarbanes-Oxley Act relating to internal controls over financial reporting. We expect to incur significant expense and devote substantial management effort toward ensuring compliance with Section 404. We currently do not have an internal audit group and we may need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge. We expect that we will have to compete in the market place for qualified accounting and financial staff and we may have difficulties identifying and attracting qualified persons. Implementing any necessary changes to our internal controls may require specific compliance training for our directors, officers and employees, entail substantial costs to modify or replace our existing accounting systems, and take a significant period of time to complete. Such changes may not, however, be effective in maintaining the adequacy of our internal controls. Any failure to maintain that adequacy, or consequent inability to produce accurate consolidated financial statements or other reports on a timely basis, could increase our operating costs and could materially impair our ability to operate our business. We cannot assure that our internal controls over financial reporting will prove to be effective.

We may identify material weaknesses in our internal controls over financial reporting or otherwise fail to maintain an effective system of internal controls, which might cause stockholders to lose confidence in our financial and other public reporting, which would harm our business and the trading price of our common stock.

Effective internal control over financial reporting and adequate disclosure controls and procedures are necessary for us to provide reliable financial reports and are designed to prevent fraud. Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could cause us to fail to meet our reporting obligations. In addition, any testing by us conducted in connection with Section 404(a) of the Sarbanes-Oxley Act, or the subsequent testing by our independent registered public accounting firm in connection with Section 404(b) of the Sarbanes-Oxley Act, may reveal deficiencies in our internal control over financial reporting that are deemed to be material weaknesses. These may require prospective or retroactive changes to our consolidated financial statements or identify other areas for further attention or improvement. Any system of internal controls, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the system are met. Any material weaknesses in our internal controls could cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock.

We are required to disclose changes made in our internal control procedures on a quarterly basis. Our management is required to assess the effectiveness of these controls annually. The annual independent assessment of the effectiveness of our internal controls is very expensive and could continue to detect problems that our management's assessment might not. Undetected material weaknesses in our internal controls could lead to financial statement restatements and require us to incur the expense of remediation.

We are continuing to refine our disclosure controls and other procedures that are designed to ensure that the information that we are required to disclose in the reports that we will file with the Securities and Exchange Commission is properly recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. We are also continuing to improve our internal control over financial reporting. We have expended, and anticipate that we will continue to expend, significant resources in order to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting.

Our ability to use our net operating loss carryforwards and other tax attributes may be limited.

Our ability to utilize our U.S. Federal and state net operating losses or U.S. Federal tax credits is currently limited, and may be limited further, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended. The limitations apply if an ownership change, as defined by Section 382, occurs. Generally, an ownership change occurs when certain shareholders change their aggregate ownership by more than 50 percentage points over their lowest ownership percentage in a testing period, which is typically three years or since the last ownership change. We are already subject to Section 382 limitations due to cumulative ownership changes that, as of November 15, 2013, totaled more than 50%. As of December 31, 2017, we had U.S. Federal net operating loss carryforwards of approximately $32.1 million and research and development tax credit carryforwards of approximately $4.2 million. Future changes in stock ownership may also trigger an additional ownership change and, consequently, another Section 382 limitation. Any limitation may result in expiration of a portion of the net operating loss or tax credit carryforwards before utilization which would reduce our gross deferred income tax assets. As a result, if we earn net taxable income, our ability to use our pre-change net operating loss carryforwards and tax credit carryforwards to reduce U.S. Federal and state income tax may be subject to limitations, which could potentially result in increased future cash tax liability to us.

Risks Related to Securities Markets and Investment in Our Stock

We may issue additional shares of our common stock or instruments convertible into shares of our common stock and thereby materially and adversely affect the market price of our common stock.

Sales of our common stock, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock which would impair our ability to raise future capital through the sale of additional equity securities.

We may conduct future offerings of our common stock, preferred stock or other securities convertible into our common stock to fund acquisitions, finance operations or for other purposes. In addition, as of December 31, 2017, we had outstanding 51,314,850 shares of common stock, of which approximately 1,957,011 shares are restricted securities that may be sold in accordance with the resale restrictions under Rule 144 of the Securities Act or pursuant to a resale registration statement. Also, as of

December 31, 2017, we had outstanding options to purchase 4,280,670 shares of common stock that, if exercised, would result in these additional shares becoming available for sale. Approximately 5.3% of these shares and options are held by senior management of the Company. We have also registered all common stock subject to options outstanding or reserved for issuance under our 2005 Stock Plan, 2012 Equity Incentive Plan and 2012 Employee Stock Purchase Plan. An aggregate of 3,343,432 and 226,084 shares of our common stock are reserved for future issuance under the 2012 Equity Incentive Plan and the 2012 Employee Stock Purchase Plan, respectively.

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

Provisions in our certificate of incorporation and bylaws, as amended, may have the effect of delaying or preventing a change of control. These provisions include the following:

  •
  Our board of directors is divided into three classes serving staggered three-year terms, such that not all members of the board will be elected at one time. This staggered board structure prevents stockholders from replacing the entire board at a single stockholders' meeting;

  •
  Our board of directors has the right to elect directors to fill a vacancy created by the expansion of the board of directors or the resignation, death or removal of a director, which prevents stockholders from being able to fill vacancies on our board of directors;

  •
  Our board of directors may issue, without stockholder approval, shares of preferred stock. The ability to authorize preferred stock makes it possible for our board of directors to issue preferred stock with voting or other rights or preferences that could impede the success of any attempt to acquire us;

  •
  Stockholders must provide advance notice to nominate individuals for election to the board of directors or to propose matters that can be acted upon at a stockholders' meeting. Furthermore, stockholders may only remove a member of our board of directors for cause. These provisions may discourage or deter a potential acquiror from conducting a solicitation of proxies to elect such acquiror's own slate of directors or otherwise attempting to obtain control of our Company;

  •
  Our stockholders may not act by written consent. As a result, a holder, or holders, controlling a majority of our capital stock would not be able to take certain actions outside of a stockholders' meeting;

  •
  Special meetings of stockholders may be called only by the chairman of our board of directors or a majority of our board of directors. As a result, a holder, or holders, controlling a majority of our capital stock would not be able to call a special meeting; and

  •
  A supermajority (75%) of the voting power of outstanding shares of our capital stock is required to amend or repeal or to adopt any provision inconsistent with certain provisions of our certificate of incorporation and to amend our by-laws, which make it more difficult to change the provisions described above.

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

As of December 31, 2017, we had options to purchase 4,280,670 shares of common stock outstanding, with exercise prices ranging from $1.60 to $41.00 per share and a weighted average exercise price of $14.50 per share. Upon the vesting of each of these options, the holder may exercise his or her options, which would result in dilution to investors.

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

  •
  Market conditions and regulatory changes in the pharmaceutical and biotechnology sectors;

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.    PROPERTIES.

Our principal executive offices are located at 1550 East Gude Drive, Rockville, Maryland 20850, where we occupy approximately 44,500 square feet of laboratory and office space. Our lease term expires in April 30, 2020, with an option for a five-year extension. We also lease approximately 20,530 square feet of office space in an adjacent building to our existing office space located at 1500 East Gude Drive, Rockville, MD 20850, with a co-terminus lease term date of April 30, 2020. We believe that these facilities are sufficient for our present and contemplated operations.

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

Supernus Pharmaceuticals, Inc. v. TWi Pharmaceuticals, Inc., et al., C.A. No. 15-369 (RMB)(JS) (D.N.J.)

Supernus Pharmaceuticals, Inc. v. TWi Pharmaceuticals, Inc., et al., Appeal No. 2017-2513 (Fed. Cir.)

We received a Paragraph IV Notice Letter against United States Patent Nos. 7,722,898, 7,910,131, 8,617,600, and 8,821,930 from generic drug maker TWi Pharmaceuticals, Inc. on December 9, 2014. On January 16, 2015, we filed a lawsuit against TWi Pharmaceuticals, Inc. and TWi International LLC (d/b/a TWi Pharmaceuticals USA) (collectively TWi) alleging infringement of United States Patent Nos. 7,722,898, 7,910,131, 8,617,600, and 8,821,930. The Complaint—filed in the U.S. District Court for the District of New Jersey—alleged, inter alia, that TWi infringed our Oxtellar XR patents by submitting to the FDA an ANDA seeking to market a generic version of Oxtellar XR prior to the expiration of our patents. On February 13, 2015, TWi answered the Complaint and denied the substantive allegations of the Complaint. TWi also asserted Counterclaims seeking declaratory judgments of non-infringement and invalidity of United States Patent Nos. 7,722,898 and 7,910,131. On March 20, 2015, we filed our Reply, denying the substantive allegations of those Counterclaims. A four-day bench trial was held between April 3 and April 6, 2017. On August 15, 2017, the Court issued an opinion and order finding that: (i) TWi's ANDA products infringe United States Patent Nos. 7,722,898, 7,910,131, and 8,821,930; and (ii) United States Patent Nos. 7,722,898, 7,910,131, and 8,821,930 are not invalid. The Court entered a final judgment on August 28, 2017: (i) enjoining the FDA from approving TWi's ANDA before the expiration date of United States Patent Nos. 7,722,898, 7,910,131, and 8,821,930; and (ii) enjoining TWi from commercially manufacturing, using, offering to sell, or selling within the United States, or importing into the United States, TWi's ANDA products until the expiration of United States Patent Nos. 7,722,898, 7,910,131, and 8,821,930. On August 31, 2017, TWi filed a Notice of Appeal to the United States Court of Appeals for the Federal Circuit. TWi's appeal is pending.

Supernus Pharmaceuticals, Inc. v. TWi Pharmaceuticals, Inc., et al., C.A. No. 17-2164 (RMB)(JS) (D.N.J.)

We received a second Paragraph IV Notice Letter against United States Patent Nos. 7,722,898, 7,910,131, 8,617,600, 8,821,930, 9,119,791, 9,351,975, and 9,370,525 from generic drug maker TWi Pharmaceuticals, Inc. on February 16, 2017. On March 31, 2017, we filed a lawsuit against TWi Pharmaceuticals, Inc. and TWi International LLC alleging infringement of United States Patent Nos. 7,722,898, 7,910,131, 8,617,600, 8,821,930, 9,119,791, 9,351,975, and 9,370,525. TWi filed a motion to dismiss Supernus's March 31, 2017 Complaint on May 10, 2017. On May 11, 2017, the Court administratively terminated TWi's motion to dismiss for failure to comply with the Court's Individual Rules and Procedures. On May 19, 2017, the Court "administratively terminate[d] this matter pending this Court's decision in the First TWi Action [concerning United States Patent Nos. 7,722,898, 7,910,131, 8,617,600, and 8,821,930]." As of the date of this filing, Civil Action No. 17-2164 (RMB)(JS) (D.N.J.) remains administratively terminated.

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

This action for patent infringement—filed in the U.S. District Court for the District of New Jersey—alleged that Actavis infringed the Trokendi XR patents by, inter alia, submitting to the FDA an ANDA seeking to market a generic version of Trokendi XR prior to the expiration of these patents. Actavis answered these allegations with affirmative defenses and counterclaims of noninfringement and invalidity of the patents in suit. Filing its October 1, 2014 Complaint within 45 days of receiving the first of three Actavis Laboratories FL, Inc. Paragraph IV Notice Letters entitled Supernus to an automatic stay preventing the FDA from approving Actavis's ANDA for 30 months from the date of our receipt of such Notice Letter.

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

This action for patent infringement—filed in the U.S. District Court for the District of New Jersey—alleged that Zydus infringed the Trokendi XR patents by, inter alia, submitting to the FDA an ANDA seeking to market a generic version of Trokendi XR prior to the expiration of these patents. Zydus answered these allegations with affirmative defenses and counterclaims of noninfringement and invalidity of the patents in suit. Filing its November 21, 2014 Complaint within 45 days of receiving the first of three Paragraph IV Notice Letters from Zydus Pharmaceuticals (USA) Inc. entitled Supernus to an automatic stay preventing the FDA from approving Zydus's ANDA for 30 months from the date of our receipt of such Notice Letter.

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

	High	Low
2017
First Quarter	$32.00	$23.10
Second Quarter	$44.95	$29.55
Third Quarter	$50.05	$36.16
Fourth Quarter	$43.25	$33.30
2016
First Quarter	$15.99	$9.51
Second Quarter	$20.38	$14.14
Third Quarter	$26.84	$20.19
Fourth Quarter	$27.10	$17.25

On December 31, 2017, the closing price of our common stock on The NASDAQ Global Market was $39.85 per share. As of December 31, 2017, we had 19 holders of record of our common stock. The actual number of common stockholders is greater than the number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

During the three months ended December 31, 2017, the Company granted options to employees to purchase an aggregate of 55,200 shares of common stock at an exercise price of $40.00 per share. The options are exercisable for a period of ten years from the grant date. These issuances were exempt from registration in reliance on Section 4(a)(2) of the Securities Act as transactions not involving any public offering.

The following graph sets forth the Company's total cumulative stockholder return as compared to the NASDAQ Stock Market Composite Index and the NASDAQ Biotechnology Index, for the period beginning May 1, 2012 and ending December 31, 2017. Total stockholder return assumes $100 invested at the beginning of the period in the common stock of the Company, the stocks represented in the NASDAQ Composite Index and the NASDAQ Pharmaceutical, respectively. Total return assumes reinvestment of dividends; the Company has paid no dividends on its common stock. Historical price performance should not be relied upon as indicative of future stock performance.

 COMPARISON OF 5 YEARS CUMULATIVE TOTAL RETURN*
Among Supernus Pharmaceuticals, Inc., the NASDAQ Composite Index
and the NASDAQ Pharmaceutical Index

*
$100 invested on 12/31/12 in stock or index, including reinvestment of dividends. Fiscal year ending December 31.

Performance Graph Data

	Supernus Pharmaceuticals, Inc.	NASDAQ Composite Index	NASDAQ Pharmaceuticals Index
December 31, 2012	$100.00	$100.00	$100.00
December 31, 2013	105.16	141.63	170.57
December 31, 2014	115.76	162.09	221.26
December 31, 2015	187.45	173.33	229.97
December 31, 2016	352.16	187.19	182.33
December 31, 2017	555.79	242.29	210.44

The performance graph and related information shall not be deemed "soliciting material" or be "filed" with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act or the Exchange Act, except to the extent that the Company specifically incorporates it by reference into such filing.

ITEM 6.    SELECTED FINANCIAL DATA.

The following selected financial data should be read together with the information under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our financial statements and the notes to those consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The selected statements of operations data for the years ended December 31, 2017, 2016 and 2015 and balance sheet data as of December 31, 2017 and 2016 set forth below have been derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The selected statement of earnings data for the years ended December 31, 2014 and 2013 and the balance sheet data as of December 31, 2015, 2014 and 2013 set forth below have been derived from the audited consolidated financial statements for such year not included in this Annual Report on Form 10-K. The historical periods presented here are not necessarily indicative of future results.

 Supernus Pharmaceuticals, Inc.

Consolidated Statements of Earnings Data

(in thousands, except share and per share data)

	Year Ended December 31,
	2017	2016	2015	2014	2013
Revenue
Net product sales	$294,097	$210,078	$143,526	$89,571	$11,552
Royalty revenue	6,367	4,686	3,038	633	—
Licensing revenue	1,774	239	901	2,474	467

Total revenue	302,238	215,003	147,465	92,678	12,019

Costs and expenses
Cost of product sales	15,215	11,986	8,423	5,758	1,104
Research and development	49,577	42,791	29,135	19,586	17,245
Selling, general and administrative	137,905	106,010	89,063	72,612	55,590

Total costs and expenses	202,697	160,787	126,621	97,956	73,939

Operating earnings (loss)	99,541	54,216	20,844	(5,278)	(61,920)

Other income (expense)
Interest income	2,864	1,467	681	387	400
Interest expense	(134)	(543)	(1,229)	(4,963)	(7,849)
Interest expense-nonrecourse liability related to sale of future royalties	(1,434)	(4,548)	(3,541)	(658)	—
Changes in fair value of derivative liabilities	76	448	193	2,809	(13,354)
Loss on extinguishment of debt	(295)	(671)	(2,338)	(2,592)	(9,550)

Total other income (expense)	1,077	(3,847)	(6,234)	(5,017)	(30,353)

Earnings (loss) before income tax	100,618	50,369	14,610	(10,295)	(92,273)
Income tax expense (benefit)	43,334	(40,852)	666	630	—
Net earnings (loss)	57,284	91,221	13,944	(10,925)	(92,273)

Net earnings (loss) attributable to common stockholders	$57,284	$91,221	$13,944	$(10,925)	$(92,273)

Earnings (loss) per common share
Basic	$1.13	$1.84	$0.29	$(0.26)	$(2.90)
Diluted	$1.08	$1.76	$0.28	$(0.26)	$(2.90)
Weighted-average number of common shares outstanding
Basic	50,756,603	49,472,434	47,485,258	42,260,896	31,848,299
Diluted	53,301,150	51,708,983	51,160,380	42,260,896	31,848,299

	Year Ended December 31,
	2017	2016	2015	2014	2013
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents and marketable securities	$140,040	$90,121	$62,190	$74,336	$82,191
Long term marketable securities	133,638	75,410	55,009	19,816	8,756
Working capital	105,451	70,662	49,012	80,603	70,761
Total assets	424,464	309,568	188,626	136,784	110,995
Convertible notes, net of discount	—	4,165	7,085	26,223	34,393
Nonrecourse liability related to sale of future royalties	26,541	30,390	30,528	30,025	—
Accumulated deficit	(26,823)	(84,288)	(175,509)	(189,453)	(178,528)
Total stockholders' equity	267,480	191,755	88,007	40,699	33,464

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and related notes thereto appearing elsewhere in this Annual Report on Form 10-K. In addition to historical information, some of the information in this discussion and analysis contains forward-looking statements reflecting our current expectations and involving risk and uncertainties. For example, statements regarding our expectations as to our plans and strategy for our business, future financial performance, expense levels and liquidity sources are forward-looking statements. Our actual results and the timing of events could differ materially from those discussed in our forward-looking statements because of many factors, including those set forth under the "Risk Factors" section and elsewhere in this report.

Overview

We are a specialty pharmaceutical company focused on developing and commercializing products for the treatment of central nervous system (CNS) diseases. In 2013, we launched Oxtellar XR (extended-release oxcarbazepine) and Trokendi XR (extended-release topiramate), our two novel treatments for epilepsy. In April 2017, we launched Trokendi XR for the prophylaxis of migraine headache in adults and adolescents. Since 2013, we have significantly grown our net product sales.

Oxtellar XR and Trokendi XR were the first once-daily extended release oxcarbazepine and topiramate products, indicated for patients with epilepsy and launched in the U.S. market. Net product sales from these products reached $294.1 million in 2017, growing by more than $80 million as compared to the $210.1 million in net product sales in 2016.

We are continuing to expand our intellectual property portfolio to provide additional protection for our technologies, products, and product candidates. We currently have eight issued U.S. patents covering Oxtellar XR and nine issued U.S. patents covering Trokendi XR, with the patents expiring no earlier than 2027 for each product.

Product Prescriptions

We expect the number of prescriptions filled for Oxtellar XR and Trokendi XR to continue to increase through 2018 and in subsequent years. Data from IQVIA (formerly Intercontinenal Marketing Services (IMS)) shows that 672,709 total prescriptions were filled for both of these drugs during the year ended December 31, 2017, which is 33.8% higher than the 502,854 prescriptions reported for the year ended December 31, 2016.

Since the migraine launch, Trokendi XR has shown robust acceleration in prescription growth. For the fourth quarter of 2017, total prescriptions for Trokendi XR increased by 16,470, or 11.3%, as compared to the third quarter of 2017. This growth is more than four times higher than the increase of 3,654 prescriptions, in the fourth quarter of 2016 over the third quarter of 2016. Similarly, for the same sequential quarter-to-quarter time periods, new prescriptions for Trokendi XR increased by 8,075, or 11.8%, in 2017, as compared to 382, or 0.9%, in 2016.

Net product sales for the year ended December 31, 2017 totaled $294.1 million, an increase of 40.0% over 2016. Net product sales for the fourth quarter of 2017 were $86.3 million, compared to net product sales of $61.1 million for the same quarter last year, an increase of 41.2%.

Operating earnings for the year ended December 31, 2017 totaled $99.5 million compared to operating earnings of $54.2 million in 2016, an increase of $45.3 million or 83.6%.

Patents

In years prior to 2017, we received several Paragraph IV Notice Letters concerning Oxtellar XR and Trokendi XR from various third-parties. (See Part I, Item 3—Legal Proceedings for additional information.) We received no such letters in 2017.

Product Candidates

SPN-810

We are developing SPN-810 as a novel treatment for impulsive aggression (IA) in patients who have attention deficit hyperactivity disorder (ADHD). SPN-810 has been granted fast-track designation by the U.S. Food and Drug Administration (FDA). One of our Phase III clinical trials (P301) is being conducted under a Special Protocol Assessment (SPA) with the FDA, using a novel measurement scale, developed by us. We initiated two Phase III clinical trials in 2015 (P301 and P302), using the same trial design except that under the SPA, an interim analysis was conducted in the first trial when one-half of the patients (146 patients) reached randomization. The purpose of the interim analysis was to assess the efficacy of the doses being tested and to allow for optimization of the trial design of both trials.

The interim analysis has been completed and both trials will continue through completion. The results of the interim analysis led to our discontinuing the 18 mg dose arm. Moving forward, all patients in each of the two trials will be randomized to either the 36 mg dose arm or placebo until the predetermined total number of patients are enrolled in each of the two trials. We expect patient enrollment to continue through mid-2018, with data from the trials anticipated by the first quarter of 2019. In addition, a Phase III trial for SPN-810 treating IA in adolescents who have ADHD is anticipated to start mid-2018.

SPN-812

SPN-812 is being developed as a novel non-stimulant treatment for ADHD. During 2016, we completed a Phase IIb dose ranging trial and announced positive topline results. Subsequent to the end of Phase II meeting with the FDA in June 2017, we initiated four Phase III clinical trials for SPN-812 in September of 2017. The program consists of four three-arm, placebo-controlled trials: two pediatric trials and two adolescent trials. We expect patient enrollment to continue through mid-2018 and to have data from this Phase III program available by the first quarter of 2019.

We expect to incur significant research and development expenses related to the continued development of each of our product candidates from 2017 through FDA approval or until the program terminates.

Collaboration

Mydayis (mixed salts of a single-entity amphetamine product) was originally developed by Shire Laboratories, the former division of Shire that subsequently became Supernus Pharmaceuticals. On June 20, 2017, Shire announced that the FDA approved Mydayis for patients 13 years and older with ADHD. Based on the agreement between the Company and Shire, Shire will pay to the Company a single digit percentage royalty on net sales of the product.

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

We believe the following accounting policies and estimates to be critical:

Revenue Recognition

Revenue from product sales is recognized when: persuasive evidence of an arrangement exists; delivery has occurred and title to the product and associated risk of loss has passed to the customer; the price is fixed or determinable; collection from the customer has been reasonably assured; all performance obligations have been met; and returns and allowances can be reasonably estimated. Product sales are recorded net of estimated rebates, chargebacks, discounts, allowances, patient copay assistance payments and other deductions as well as estimated product returns (collectively, "sales deductions").

We derive our estimated sales deductions from an analysis of historical levels of deductions specific to each product, as well as contractual terms with our customers. In addition, we also consider the impact of actual or anticipated changes in product price, sales trends and changes in managed care coverage and co-pay assistance programs. For a complete description of Trokendi XR and Oxtellar XR gross revenues and gross to net adjustments. (See Part II, Item 8, Financial Statements and Supplemental Data, Note 2, Revenue from Product Sales).

Intangible Assets

Intangible assets consist of patent defense costs, which are deferred legal fees that have been incurred in connection with legal proceedings related to the defense of patents for Oxtellar XR and Trokendi XR (see Part I, Item 3—Legal Proceedings).

Amortization of deferred legal fees commences in the quarter after the costs are incurred. This amortization period is based initially upon the remaining patent life and is adjusted, if necessary, for any settlements or other changes to the expected useful life of the patent. Patent defense costs will be charged to expense in the event of an unsuccessful outcome of the on-going litigation. (see Part II, Item 8—Financial Statements and Supplementary Data, Note 6).

Income Taxes

The provision for income tax is calculated based on our assumptions as to our entitlement to various benefits under the applicable tax laws in the jurisdictions in which we operate. The entitlement to such benefits depends upon our compliance with the terms and conditions set out in those laws.

Accounting for uncertainty in income taxes requires that tax benefits recognized in the financial statements must be at least more likely than not of being sustained based on technical merits. The amount of benefits recorded for these positions is measured as the largest benefit more likely than not to be sustained. Significant judgment is required in making these determinations.

Deferred taxes are determined utilizing the asset and liability method based on the estimated future tax effects of differences between the financial accounting and tax bases of assets and liabilities under the applicable tax laws. Valuation allowances are provided if, based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In the determination of the appropriate valuation allowances, we have considered the most recent projections of future business results and prudent tax planning strategies that may allow us to realize the deferred tax assets.

On December 22, 2017, the U.S. enacted the Tax Cuts and Jobs Act (Tax Act), which, among other provisions, reduced the U.S. corporate tax rate from 35% to 21%, effective January 1, 2018. At December 31, 2017, we have substantially completed our accounting for the tax effects of the Tax Act and have made reasonable estimates of the effects on the existing deferred tax balances in accordance with Staff Accounting Bulletin No. 118, which provides guidance for the application of ASC Topic 740, Income Taxes, in the reporting period in which the Tax Act was signed into law. The Company does not anticipate material adjustments to the provisional amounts, however, final amount could vary from these provisional amounts.

The Act requires significant judgments in interpreting the provisions, analysis of information not previously relevant, and estimates and calculations not previously required. The U.S. Treasury Department, the Internal Revenue Service (IRS), and other standard-setting bodies could interpret or issue guidance on how provisions of the Tax Act will be applied or otherwise administered that may be different from our interpretation. As we complete our analysis of the Tax Act, collect and prepare necessary data, and interpret any additional guidance, we may make adjustments to provisional amounts that we have recorded that may impact our provision for income taxes in the period in which the adjustments are made.

Research and Development Expenses and Related Accrued Clinical Expenses

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

Clinical trials are inherently complex and often involve multiple service providers. Because billing for services often lags by a substantial amount of time, we often are required to estimate a significant portion of our accrued clinical expenses. This process involves reviewing open contracts and communicating with our subject matter expert personnel and the appropriate service provider personnel to identify services that have been performed on our behalf but for which no invoice has been received. We accrue for the estimated but unbilled services performed and the associated cost incurred.

Payments to service providers can either be based on hourly rates for service or based on performance driven milestones. When accruing clinical expenses, we estimate the time period over which services will be performed during the life of the entire clinical program, the total cost of the program, and the level of effort to be expended in each intervening period. To the maximum extent possible, we work with each service provider to obtain an estimate for incurred but unbilled services as of the end of the calendar quarter, including estimates for payments to site investigators.

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

Results of Operations

Comparison of the year ended December 31, 2017 and December 31, 2016

	Year Ended December 31,
			Increase/ (decrease)
	2017	2016
	(in thousands)
Revenue
Net product sales	$294,097	$210,078	$84,019
Royalty revenue	6,367	4,686	1,681
Licensing revenue	1,774	239	1,535

Total revenue	302,238	215,003

Costs and expenses
Cost of product sales	15,215	11,986	3,229
Research and development	49,577	42,791	6,786
Selling, general and administrative	137,905	106,010	31,895

Total costs and expenses	202,697	160,787

Operating earnings	99,541	54,216

Other income (expense)
Interest income	2,864	1,467	1,397
Interest expense	(134)	(543)	(409)
Interest expense-nonrecourse liability related to sale of future royalties	(1,434)	(4,548)	(3,114)
Changes in fair value of derivative liabilities	76	448	(372)
Loss on extinguishment of debt	(295)	(671)	(376)

Total other income (expense)	1,077	(3,847)

Earnings before income taxes	100,618	50,369
Income tax expense (benefit)	43,334	(40,852)	84,186

Net earnings	$57,284	$91,221

Net Product Sales.    The increase in net product sales from 2016 to 2017 is primarily driven by increased prescription volume generated by the launch of the migraine indication for Trokendi XR in April 2017. Price increases in 2017 and 2016 also contributed to the increase in net product sales. Net product sales are based on gross revenue from shipments to distributors, less estimates for discounts, rebates, allowances, other sales deductions and returns.

The table below lists our net product sales by product, in thousands:

	Net Product Sales Year Ended December 31,
			Change in Net Product Sales (%)
	2017	2016
	(in thousands)
Trokendi XR	$226,518	$158,384	43.0%
Oxtellar XR	67,579	51,694	30.7%

Total	$294,097	$210,078	40.0%

Royalty Revenue.    Royalty revenue for the years ended December 31, 2017 and 2016 was $6.4 million and $4.7 million, respectively. Royalty revenue includes non-cash royalty from the Healthcare Royalty

Partners III, L.P. (HC Royalty) agreement and royalty from collaboration partners. The increase is primarily due to royalty earned from collaboration partners.

Licensing Revenue.    Total licensing revenue for the year ended December 31, 2017 and 2016 was $1.8 million as compared to $0.2 million, respectively. The increase of $1.6 million is primarily due to milestone revenue received during the year.

Cost of Product Sales.    Cost of product sales during the year ended December 31, 2017 was $15.2 million, an increase of $3.2 million, or 26.7%, as compared to $12.0 million for the year ended December 31, 2016. The year over year increase is attributable primarily to increased net product unit volume.

Research and Development Expense.    Research and development (R&D) expenses during the year ended December 31, 2017 were $49.6 million as compared to $42.8 million for the year ended December 31, 2016, an increase of $6.8 million or 15.9%. This increase is due to ongoing patient recruitment for Phase III trials for SPN-810 and commencement of Phase III trials for SPN-812.

The table below shows the comparison of selling and marketing and general and administrative expenses for the years ended December 31, 2017 and 2016:

	Selling, General and Administrative Expense Year Ended December 31,
	2017	2016	Change (%)
	(in thousands)
Selling and Marketing	$104,072	$79,997	30.1%
General and Administrative	33,833	26,013	30.1%

Total	$137,905	$106,010	30.1%

Selling and Marketing.    The increase in selling and marketing expenses of approximately $24.1 million for the year ended December 31, 2017, as compared to 2016, is primarily the result of an increase in workforce headcount and headcount related support for our commercial products, coupled with development, production, and execution of promotional and marketing programs to support the launch of the migraine indication for Trokendi XR in April 2017. Of this total, approximately $9.2 million is due to increased compensation, benefits and other employee-related expenses associated with increased headcount in our field sales force and approximately $13.2 million is due to increased expenses for marketing programs, speaker programs, and consulting services to support our commercial products, particularly the launch of the migraine indication for Trokendi XR in 2017.

General and Administrative.    General and administrative expenses (G&A) increased by $7.8 million for the year ended December 31, 2017 as compared to 2016, primarily due to approximately $5.6 million in increased patent amortization expense.

Interest Income.    For the years ended December 31, 2017 and 2016, we recognized $2.9 million and $1.5 million, respectively, of interest income earned on our cash, cash equivalents and marketable securities. The increase is primarily attributable to an increase in cash, cash equivalents and marketable securities holdings year over year.

Interest Expense.    Interest expense was $0.1 million for the year ended December 31, 2017 as compared to $0.5 million for the year ended December 31, 2016. The decrease of $0.4 million was primarily due to a decrease in the principal amount of our outstanding 7.5% Convertible Senior Secured Notes (the Notes). As of July 2017, all Notes were converted and no longer outstanding. For the year ended

December 31, 2017, a total of $4.6 million aggregate principal amount of Notes and related accrued interest were converted into 0.9 million shares of common stock.

Interest Expense—Non-recourse Liability Related to Sale of Future Royalties.    Non-cash interest expense related to our non-recourse royalty liability was $1.4 million during the year ended December 31, 2017 as compared to $4.5 million for the year ended December 31, 2016. The decrease of $3.1 million for this non-cash expense item was primarily due to reduced projections of future royalties related to Orenitram.

Changes in Fair Value of Derivative Liability.    During the year ended December 31, 2017, we recognized a non-cash gain of $76,000 related to a change in the estimated fair value of the interest make-whole derivative liability related to the Notes. For the year ended December 31, 2016, we recognized a non-cash gain of $0.4 million related to a change in the estimated fair value of the interest make-whole derivative liability related to the Notes. The "make-whole fundamental change" provision (as defined in the Indenture governing the Notes) expired in May 2017.

Loss on Extinguishment of Debt.    For the year ended December 31, 2017, we recognized a non-cash loss on extinguishment of debt of $0.3 million related to the conversion of $4.6 million aggregate principal amount of Notes. For the year ended December 31, 2016, we recognized a non-cash loss on extinguishment of debt of $0.7 million related to the conversion of $3.9 million aggregate principal amount of Notes.

Income Tax.    For the year ended December 31, 2017, we recorded $43.3 million of income tax expense. The increase of $84.2 million from the prior year is primarily due to the release of all of our valuation allowance on deferred tax assets of $56.0 million in 2016. The 2017 provision also included the effect of the write-down of $9.7 million of deferred tax assets to reflect the estimated impact of the new Tax Act, effective January 1, 2018. The Tax Act decreased the U.S. corporate income tax rate from 35% to 21%, among other things.

Net Earnings.    Net earnings for the year ended December 31, 2017 was $57.3 million, compared to net earnings of $91.2 million during the year ended December 31, 2016, a decrease of $33.9 million. This decrease was primarily due to the increase in R&D and selling, general and administrative (SG&A) spending, the increase in income tax expense as a result of the elimination of valuation allowance against deferred tax assets in 2016, and the impact of the Tax Act.

Comparison of the year ended December 31, 2016 and December 31, 2015

	Year Ended December 31,
			Increase/ (decrease)
	2016	2015
	(in thousands)
Revenue
Net product sales	$210,078	$143,526	66,552
Royalty revenue	4,686	3,038	1,648
Licensing revenue	239	901	(662)

Total revenue	215,003	147,465

Costs and expenses
Cost of product sales	11,986	8,423	3,563
Research and development	42,791	29,135	13,656
Selling, general and administrative	106,010	89,063	16,947

Total costs and expenses	160,787	126,621

Operating earnings	54,216	20,844

Other income (expense)
Interest income	1,467	681	786
Interest expense	(543)	(1,229)	686
Interest expense-nonrecourse liability related to sale of future royalties	(4,548)	(3,541)	(1,007)
Changes in fair value of derivative liabilities	448	193	255
Loss on extinguishment of debt	(671)	(2,338)	1,667

Total other expenses	(3,847)	(6,234)

Earnings before income taxes	50,369	14,610
Income tax (benefit) expense	(40,852)	666	(41,518)

Net earnings	$91,221	$13,944

Net Product Sales.    The increase in net product sales from 2015 to 2016 is primarily driven by increased prescription volume. Price increases in 2016 and 2015 also contributed to the increase in net product sales. Net product sales are based on gross revenue from shipments to distributors, less estimates for discounts, rebates, allowances, other sales deductions and returns.

The table below lists our net product sales by product, in thousands:

	Net Product Sales Year Ended December 31,
			Change in Net Product Sales (%)
	2016	2015
	(in thousands)
Trokendi XR	$158,384	$110,361	43.5%
Oxtellar XR	51,694	33,165	55.9%

Total	$210,078	$143,526	46.4%

Royalty Revenue.    Non-cash royalty revenue of $4.7 million and $3.0 million was generated during the years ended December 31, 2016 and 2015, respectively, pursuant to the agreement with HC Royalty.

Licensing Revenue.    Total licensing revenue for the year ended December 31, 2016 and 2015 was $0.2 million and $0.9 million, respectively. There was $0.8 million in revenue generated from achievement of milestones in the year ended December 31, 2015.

Cost of Product Sales.    Cost of product sales during the year ended December 31, 2016 was $12.0 million, an increase of $3.6 million, or 42.9%, as compared to $8.4 million for the year ended December 31, 2015. The year over year increase is attributable primarily to increased unit volume.

Research and Development Expense.    R&D expenses during the year ended December 31, 2016 were $42.8 million as compared to $29.1 million for the year ended December 31, 2015, an increase of $13.7 million or 47.1%. During 2016, we continued to recruit patients for our two Phase III trials for SPN-810 as well as recruiting patients for our Phase IIb trial for SPN-812. The Phase IIb trial for SPN-812 was completed in 2016.

The table below shows the comparison of selling and marketing and general and administrative expenses for the years ended December 31, 2016 and 2015:

	Selling, General and Administrative Expense Year Ended December 31,
	2016	2015	Change (%)
	(in thousands)
Selling and Marketing	$79,997	$69,095	15.8%
General and Administrative	26,013	19,968	30.3%

Total	$106,010	$89,063	19.0%

Selling and Marketing.    Our selling and marketing expenses were $80.0 million for the year ended December 31, 2016 as compared to $69.1 million for the year ended December 31, 2015, an increase of $10.9 million or 15.8%. The increase in selling and marketing expenses is primarily due to support of our commercial products and development of promotional materials and programs in preparation for the launch of the migraine indication for Trokendi XR in 2017.

General and Administrtive.    G&A expenses were $26.0 million for the year ended December 31, 2016, as compared to $20.0 million for the year ended December 31, 2015, an increase of $6.0 million or 30.3%. The increase in G& A expenses is primarily due to: higher accounting and professional fees associated with restating our 2014, 2015, and 2016 financial statements; increased patent amortization expense; increased information technology expenses, and executive compensation.

Interest Income.    For the years ended December 31, 2016 and 2015, we recognized $1.5 million and $0.7 million, respectively, of interest income earned on our cash, cash equivalents, and marketable securities. The increase was primarily attributable to an increase in cash, cash equivalents and marketable securities holdings year over year.

Interest Expense.    Interest expense was $0.5 million for the year ended December 31, 2016 as compared to $1.2 million for the year ended December 31, 2015. The decrease of $0.7 million was primarily due to a decrease in the principal amount of our outstanding Notes, from $8.5 million at December 31, 2015 to $4.6 million at December 31, 2016. During the year ended December 31, 2016, a total of $3.9 million of Notes and related accrued interest were converted into 0.8 million shares of common stock.

Interest Expense—Non-recourse Liability Related to Sale of Future Royalties.    Non-cash interest expense related to our non-recourse royalty liability was $4.5 million for the year ended December 31, 2016 as compared to $3.5 million for the year ended December 31, 2015. The increase of $1.0 million for this non-cash expense item was primarily due to an increase in our projection of future royalties related to Orenitram.

Changes in Fair Value of Derivative Liability.    During the years ended December 31, 2016 and 2015, we recognized a non-cash gain of $0.4 million and $0.2 million, respectively, related to a change in the estimated fair value of the interest make-whole derivative liability related to our Notes. This gain is attributable to the passage of time and because our stock price remained above the conversion price.

Loss on Extinguishment of Debt.    For the year ended December 31, 2016, we recognized a non-cash loss on extinguishment of debt of $0.7 million related to the conversion of $3.9 million aggregate principal amount of the Notes. For the year ended December 31, 2015, we recognized a non-cash loss on extinguishment of debt of $2.3 million related to the conversion of $27.5 million aggregate principal amount of the Notes.

Income Tax.    For the year ended December 31, 2016, we recorded $40.9 million of current tax benefit related primarily to releasing all of our valuation allowance on deferred tax assets. For the year ended December 31, 2015, we recorded $0.7 million of current tax expense related to an increase in our reserve for an uncertain tax position related to the Alternative Minimum Tax.

Net Earnings.    We realized net earnings of $91.2 million for the year ended December 31, 2016, compared to net earnings of $13.9 million for the year ended December 31, 2015, an increase of $77.3 million. This change was primarily due to the revenue generated from our two commercial products, Oxtellar XR and Trokendi XR, offset by an increase in R&D and SG&A spending, and the impact of the elimination of the valuation allowance on our deferred tax asset as described above.

Liquidity and Capital Resources

We believe our increasing levels of net product sales will be sufficient to finance our operations in 2018 and subsequent years, including the increased R&D expenses for our clinical trials, increased expenses to support our commercial products, and the increased expenses in anticipation of launching our product candidates. We expect to incur significantly increased R&D expenses for 2018 to support the development of SPN-810 and SPN-812, including their respective Phase III trials. We expect our selling, general and administrative expenses to continue to increase in the foreseeable future, as we continue to invest in the commercialization of Trokendi XR and Oxtellar XR, and in areas such as compliance, finance, management of our intellectual property portfolio and information technology systems and personnel, in each case, commensurate with the growth of our business.

Our working capital at December 31, 2017 was $105.5 million, an increase of $34.8 million compared to our working capital of $70.7 million at December 31, 2016. In addition, our long term marketable securities at December 31, 2017 were $133.6 million, an increase of $58.2 million, as compared to $75.4 million at December 31, 2016.

Our stockholders' equity increased by $75.7 million during the year ended December 31, 2017, primarily as a result of net earnings, issuance of shares related to the conversion of the Notes, option exercises and share-based compensation.

As of December 31, 2017, all $90.0 million aggregate principal amount of Notes have converted into equity. Cumulatively, we issued a total of approximately 17.0 million shares of common stock in the conversion of the aggregate principal amount of the Notes. We issued an additional 2.2 million shares of common stock and also paid approximately $1.7 million in cash in settlement of the interest make-whole provision related to the converted Notes. Our obligations under the Indenture governing the Notes were satisfied and discharged.

We achieved positive cash flow and profitability from operations in each quarter of 2017 and 2016. While we expect continued profitability in 2018 as we continue to increase sales, we anticipate there may be significant variability from quarter to quarter in our level of profitability due to increasing spending to advance our clinical product candidates.

Cash Flows

The following table sets forth the major sources and uses of cash for the periods set forth below summarized, in thousands:

	Year Ended December 31,
			Increase/ (decrease)
	2017	2016
Net cash provided by (used in):
Operating activities	$114,640	$66,812	$47,828
Investing activities	(86,415)	(35,964)	(50,451)
Financing activities	5,681	2,052	3,629

Net increase in cash and cash equivalents	$33,906	$32,900	$1,006

Operating Activities

Net cash provided by operating activities is comprised of two components: cash provided by operating earnings and cash provided by changes in working capital.

Results for the years ended December 31, 2017 and December 31, 2016 are summarized below, in thousands:

	Year Ended December 31,
			Increase/ (decrease)
	2017	2016
Cash provided by operating earnings	$90,930	$58,364	$32,566
Cash provided by working capital	23,710	8,448	15,262

Net cash provided by operating activities	$114,640	$66,812	$47,828

The increase in net cash provided by operating activities is primarily driven by increased revenue generated from product sales of Trokendi XR and Oxtellar XR. The increase in cash provided by changes in working capital is primarily driven by increased accrued sales deductions associated with our increased revenue.

The changes in certain operating assets and liabilities are, in thousands:

	Year Ended December 31,
	2017	2016	Explanation of Change
Increase in accounts receivable	$(24,059)	$(15,619)	Increased product sales.
Decrease (increase) in inventory	497	(4,214)	Utilization of inventory build-up from migraine launch.
(Increase) decrease in prepaid expenses and other assets	(3,566)	2,306	Progress of clinical trials and timing difference related to prepayments.
Increase in accounts payable, accrued sales deductions, accrued expenses, and income taxes payable	44,599	26,165	Timing of accruals, including compensation, sales deductions, clinical trials, and increased taxes payable.
Other	6,239	(190)

	$23,710	$8,448

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

Net cash used in investing activities for the year ended December 31, 2017 of $86.4 million related to net purchase of marketable securities of $73.2 million, patent defense costs of $11.2 million and property and equipment purchases of $2.0 million. Net cash used in investing activities for the year ended December 31, 2016 of $36.0 million related to net purchase of marketable securities of $15.6 million, patent defense costs of $18.8 million and property and equipment purchases of $1.6 million.

Financing Activities

Net cash provided by financing activities of $5.7 million and $2.1 million for the years ended December 31, 2017 and 2016, respectively, is from proceeds received from issuance of common stock due to stock option exercises.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations and commitments as of December 31, 2017 (except as noted below), in thousands:

Contractual Obligations	Less than 1 Year	1 - 3 Years	3 - 5 Years	Greater than 5 Years	Total
Operating leases(1)	3,349	5,703	—	—	9,052
Purchase obligations(2)	145,575	13,315	21	—	158,911

Total(3)	$148,924	$19,018	$21	$—	$167,963

(1)
Our commitments for operating leases relate to our lease of office equipment, fleet vehicles and office and laboratory space as of December 31, 2017.

(2)
Relates primarily to agreements and purchase orders with contractors and vendors.

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

In addition to the above table, we are contractually obligated to pay to HC Royalty all royalty payments earned under a licensing agreement with United Therapeutics Corporation. Although we have recorded a liability of $26.5 million at December 31, 2017 related to this obligation, it is a non-recourse liability for which we have no obligation to make any cash payments to HC Royalty. Accordingly, this obligation will have no impact on our liquidity at any time and therefore the non-recourse liability has not been included in the table above.

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

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The primary objective of our investment activities is to preserve our capital to fund operations. We also seek to maximize income from our investments without assuming significant interest rate or liquidity risk. Our exposure to market risk is confined to our cash, cash equivalents, marketable securities and long term marketable securities. As of December 31, 2017, we had unrestricted cash, cash equivalents, marketable securities and long term marketable securities of $273.7 million. We do not engage in any hedging activities against changes in interest rates. Because of the short-term maturities of our cash, cash equivalents, marketable securities and long term marketable securities and because we generally hold these securities to maturity, we do not believe that an increase in market rates would have any significant impact on the realizable value of our investments. We do not have any currency or other derivative financial instruments other than the interest make-whole payment associated with our Notes.

We may contract with CROs and investigational sites globally. Currently, we do not have ongoing trials outside the U.S. We do not hedge our foreign currency exchange rate risk. Transactions denominated in currencies other than U.S. dollar are recorded based on exchange rates of the time such transaction arises. As of December 31, 2017, substantially all of our total liabilities were denominated in the U.S. dollar. Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation and changing prices over the years ended December 31, 2017 and 2016 had a significant impact on our consolidated results of operations.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Supernus Pharmaceuticals, Inc.
Consolidated Financial Statements
Years ended December 31, 2017, 2016 and 2015

Report of Independent Registered Public Accounting Firm

To the stockholders and board of directors
Supernus Pharmaceuticals, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Supernus Pharmaceuticals, Inc. and subsidiary (the "Company") as of December 31, 2017 and 2016, the related consolidated statements of earnings, statements of comprehensive earnings, statements of changes in stockholders' equity, and statements of cash flows for each of the years in the three-year period ended December 31, 2017, and the related notes (collectively, the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 1, 2018 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KPMG LLP

We have served as the Company's auditor since 2015.

Baltimore, Maryland
March 1, 2018

 Report of Independent Registered Public Accounting Firm

To the stockholders and board of directors
Supernus Pharmaceuticals, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited Supernus Pharmaceuticals, Inc. and subsidiary' (the "Company") internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the consolidated balance sheets of the Company as of December 31, 2017 and 2016, the related consolidated statements of earnings, statements of comprehensive earnings, statements of changes in stockholders' equity, and statements of cash flows for each of the years in the three-year period ended December 31, 2017, and the related notes (collectively, the consolidated financial statements), and our report dated March 1, 2018 expressed an unqualified opinion on those consolidated financial statements.

Basis for Opinion

The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

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

/s/ KPMG LLP

Baltimore, Maryland
March 1, 2018

Supernus Pharmaceuticals, Inc.

Consolidated Balance Sheets

(in thousands, except share amounts)

	December 31, 2017	December 31, 2016
Assets
Current assets
Cash and cash equivalents	$100,304	$66,398
Marketable securities	39,736	23,723
Accounts receivable, net	65,586	41,527
Inventories, net	16,304	16,801
Prepaid expenses and other current assets	6,521	2,955

Total current assets	228,451	151,404
Long term marketable securities	133,638	75,410
Property and equipment, net	5,124	4,344
Intangible assets, net	36,019	36,350
Other non-current assets	389	331
Deferred income taxes	20,843	41,729

Total assets	$424,464	$309,568

Liabilities and stockholders' equity
Current liabilities
Accounts payable	$6,844	$8,055
Accrued sales deductions	68,343	41,943
Accrued expenses	27,305	27,427
Income taxes payable	15,938	7
Non-recourse liability related to sale of future royalties, current portion	4,283	3,101
Deferred licensing revenue	287	209

Total current liabilities	123,000	80,742
Deferred licensing revenue, net of current portion	1,149	1,501
Convertible notes, net	—	4,165
Non-recourse liability related to sale of future royalties, long term	22,258	27,289
Other non-current liabilities	10,577	4,002
Derivative liabilities	—	114

Total liabilities	156,984	117,813
Stockholders' equity
Common stock, $0.001 par value, 130,000,000 shares authorized at
December 31, 2017 and December 31, 2016; 51,314,850 and 49,971,267 shares issued and outstanding at December 31, 2017 and December 31, 2016, respectively	51	50
Additional paid-in capital	294,999	276,127
Accumulated other comprehensive loss, net of tax	(747)	(134)
Accumulated deficit	(26,823)	(84,288)

Total stockholders' equity	267,480	191,755

Total liabilities and stockholders' equity	$424,464	$309,568

See accompanying notes.

Supernus Pharmaceuticals, Inc.

Consolidated Statements of Earnings

(in thousands, except share and per share data)

	Year Ended December 31,
	2017	2016	2015
Revenue
Net product sales	$294,097	$210,078	$143,526
Royalty revenue	6,367	4,686	3,038
Licensing revenue	1,774	239	901

Total revenue	302,238	215,003	147,465

Costs and expenses
Cost of product sales	15,215	11,986	8,423
Research and development	49,577	42,791	29,135
Selling, general and administrative	137,905	106,010	89,063

Total costs and expenses	202,697	160,787	126,621

Operating earnings	99,541	54,216	20,844

Other income (expense)
Interest income	2,864	1,467	681
Interest expense	(134)	(543)	(1,229)
Interest expense-nonrecourse liability related to sale of future royalties	(1,434)	(4,548)	(3,541)
Changes in fair value of derivative liabilities	76	448	193
Loss on extinguishment of debt	(295)	(671)	(2,338)

Total other income (expense)	1,077	(3,847)	(6,234)

Earnings before income taxes	100,618	50,369	14,610
Income tax expense (benefit)	43,334	(40,852)	666

Net earnings	$57,284	$91,221	$13,944

Earnings per share
Basic	$1.13	$1.84	$0.29
Diluted	$1.08	$1.76	$0.28
Weighted-average number of common shares outstanding
Basic	50,756,603	49,472,434	47,485,258
Diluted	53,301,150	51,708,983	51,160,380

See accompanying notes.

Supernus Pharmaceuticals, Inc.

Consolidated Statements of Comprehensive Earnings

(in thousands)

	Year Ended December 31,
	2017	2016	2015
Net earnings	$57,284	$91,221	$13,944
Other comprehensive earnings:
Unrealized (loss) gain on marketable securities, net of tax	(613)	354	(334)

Other comprehensive (loss) earnings:	(613)	354	(334)

Comprehensive earnings	$56,671	$91,575	$13,610

See accompanying notes.

Supernus Pharmaceuticals, Inc.

Consolidated Statements of Changes in Stockholders' Equity

(in thousands, except share data)

	Common Stock			Accumulated Other Comprehensive Earnings (Loss)
			Additional Paid-in Capital		Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance, December 31, 2014	42,974,463	$43	$230,263	$(154)	$(189,453)	$40,699
Share-based compensation	—	—	4,090	—	—	4,090
Issuance of employee stock purchase plan shares	98,986	—	930	—	—	930
Exercise of stock options	205,640	—	937	—	—	937
Equity issued on conversion of
convertible notes	5,693,062	6	27,083	—	—	27,089
Exercise of warrants	32,523	—	652			652
Net earnings	—	—	—	—	13,944	13,944
Other comprehensive loss	—	—	—	(334)	—	(334)

Balance, December 31, 2015	49,004,674	49	263,955	(488)	(175,509)	88,007
Share-based compensation	—	—	5,926	—		5,926
Issuance of employee stock purchase plan shares	109,244	—	1,494	—	—	1,494
Exercise of stock options	85,694	—	557	—	—	557
Equity issued on conversion of convertible notes	771,655	1	4,161	—	—	4,162
Net earnings	—	—	—	—	91,221	91,221
Unrealized gain on marketable securities, net of tax	—	—	—	354	—	354
Other	—	—	34	—	—	34

Balance, December 31, 2016	49,971,267	50	276,127	(134)	(84,288)	191,755
Cumulative-effct of adoption of ASU 2016-09	—	—	211	—	181	392

Balance at January 1, 2017	49,971,267	50	276,338	(134)	(84,107)	192,147
Share-based compensation	—	—	8,433	—	—	8,433
Issuance of employee stock purchase plan shares	71,256	—	1,888	—	—	1,888
Exercise of stock options	407,477	—	3,793	—	—	3,793
Equity issued on conversion of
convertible notes	864,850	1	4,547	—	—	4,548
Net earnings	—	—	—	—	57,284	57,284
Unrealized loss on marketable securities, net of tax	—	—	—	(613)	—	(613)

Balance, December 31, 2017	51,314,850	$51	$294,999	$(747)	$(26,823)	$267,480

See accompanying notes.

Supernus Pharmaceuticals, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2017	2016	2015
Cash flows from operating activities
Net earnings	$57,284	$91,221	$13,944
Adjustments to reconcile net earnings to net cash provided by operating activities:
Loss on extinguishment of debt	295	671	2,338
Change in fair value of derivative liability	(76)	(448)	(193)
Depreciation and amortization	8,132	2,399	921
Amortization of deferred financing costs and debt discount	50	278	687
Amortization of premium/discount on marketable securities	(563)	242	61
Non-cash interest expense on non-recourse liability related to sale of future royalties	1,434	4,548	3,541
Non-cash royalty revenue	(5,283)	(4,686)	(3,038)
Share-based compensation expense	8,433	5,926	4,090
Deferred income tax provision	21,224	(41,787)	—
Changes in operating assets and liabilities:
Accounts receivable	(24,059)	(15,619)	(8,638)
Inventories	497	(4,214)	854
Prepaid expenses and other current assets	(3,566)	2,306	(1,582)
Accounts payable	(620)	3,470	2,061
Accrued sales deductions	26,400	15,149	18,333
Accrued expenses	2,888	7,539	507
Income taxes payable	15,931	7	—
Deferred licensing revenue	(274)	144	149
Other non-current liabilities	6,513	(334)	489

Net cash provided by operating activities	114,640	66,812	34,524

Cash flows from investing activities
Purchases of marketable securities	(101,889)	(47,364)	(63,859)
Sales and maturities of marketable securities	28,657	31,824	37,581
Purchases of property, plant and equipment	(2,029)	(1,603)	(2,104)
Deferred legal fees	(11,154)	(18,821)	(10,907)

Net cash used in investing activities	(86,415)	(35,964)	(39,289)

Cash flows from financing activities
Proceeds from issuance of common stock	5,681	2,052	1,867

Net cash provided by financing activities	5,681	2,052	1,867

Net change in cash and cash equivalents	33,906	32,900	(2,898)
Cash and cash equivalents at beginning of year	66,398	33,498	36,396

Cash and cash equivalents at end of year	$100,304	$66,398	$33,498

Supplemental cash flow information:
Cash paid for interest	$134	$493	$825
Income taxes paid	$1,588	$—	$—
Noncash financial activity:
Conversion of convertible notes and interest make-whole	$4,548	$4,162	$27,089
Exercise of warrants	$—	$—	$652
Deferred legal fees included in accounts payable and accrued expenses	$521	$5,122	$9,789
Unsettled purchase of marketable securities included in accrued expenses	$1,004	$—	$—

See accompanying notes.

Supernus Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements

Years ended December 31, 2017, 2016 and 2015

1. Organization and Nature of Operations

Supernus Pharmaceuticals, Inc. (the Company) was incorporated in Delaware and commenced operations in 2005. The Company is a specialty pharmaceutical company focused on developing and commercializing products for the treatment of central nervous system (CNS) diseases. The Company markets two products, Oxtellar XR for the treatment of epilepsy and Trokendi XR for the prophylaxis of migraine headache and treatment of epilepsy, and has several proprietary product candidates in clinical development that address the psychiatry market.

The Company launched Oxtellar XR and Trokendi XR in 2013 for the treatment of epilepsy and launched Trokendi XR for the prophylaxis of migraine headache in adolescents and adults in April 2017.

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

Use of Estimates

The preparation of the financial statements in accordance with U.S. GAAP requires the Company to make estimates and judgments in certain circumstances that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. In preparing these consolidated financial statements, management has made its best estimates and judgments of certain amounts included in the financial statements, giving due consideration to materiality. On an ongoing basis, the Company evaluates its estimates, including those related to revenue recognition, future royalty revenue related to Orenitram net product sales, accrued sales deductions, fair value of financial assets and liabilities, derivative liabilities, common stock options, income taxes, preclinical study and clinical trial accruals, and other contingencies. Management bases its estimates on historical experience or on various forecasts, including information received from its service providers, which it has assessed to be reasonable under the circumstances. Actual results could differ from these estimates.

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

Supernus Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2017, 2016 and 2015

2. Summary of Significant Accounting Policies (Continued)

income securities. The Company places all investments with government, industrial, or financial institutions whose debt is rated as investment grade. The Company classifies all available-for-sale marketable securities with maturities greater than one year from the balance sheet date as non-current assets.

The Company's investments are classified as available-for-sale and are carried at estimated fair value. Any unrealized holding gains or losses are reported, net of any reported tax effects, as accumulated other comprehensive earnings (loss), which is a separate component of stockholders' equity.

Realized gains and losses, and declines in value judged to be other-than-temporary, if any, are included in consolidated results of operations. A decline in the market value of any available-for-sale security below cost that is deemed to be other-than-temporary results in a reduction in fair value, with that reduction charged to earnings in that period. A new cost basis for the security is then established. Dividend and interest income is recognized when earned. The cost of securities sold is calculated using the specific identification method.

The Company established the Supernus Supplemental Executive Retirement Plan (SERP) for the sole purpose of receiving funds for executives from a previous SERP and providing a continuing deferral program under the Supernus SERP. As of December 31, 2017 and 2016, the estimated fair value of the mutual fund investment securities within the SERP was approximately $335,000 and $275,000, respectively. The fair value of these assets is included within other non-current assets on the consolidated balance sheets. A corresponding noncurrent liability is also included in the consolidated balance sheets to reflect the Company's obligation for the SERP. The Company has not made, and has no plans to make, contributions to the SERP. The securities are restricted in nature and can only be used for purposes of paying benefits under the SERP.

Accounts Receivable, Net

Accounts receivable are reported on the consolidated balance sheets at outstanding amounts, less an allowance for doubtful accounts and discounts. The Company extends credit without requiring collateral. The Company writes off uncollectible receivables when the likelihood of collection is remote. The Company evaluates the collectability of accounts receivable on a regular basis, but no less frequently than quarterly. An allowance, when needed, is based upon various factors, including the financial condition and payment history of customers, an overall review of collections experience on other accounts, and economic factors or events expected to affect future collections experience.

The Company recorded no allowance for bad debt in 2017 and approximately $42,000 allowance for bad debts as of December 31, 2016. No accounts were written off in 2017 and 2016.

The Company recorded an allowance of approximately $8.9 million and $5.6 million for expected sales discounts as of December 31, 2017 and December 31, 2016, respectively.

Supernus Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2017, 2016 and 2015

2. Summary of Significant Accounting Policies (Continued)

The following table includes those customers, who are wholesalers and distributors, that represent more than 10% of total net product sales for 2017 and more than 10% of the accounts receivable balance on the consolidated balance sheet as of December 31, 2017:

	Percent of Net Product Sales	Percent of Accounts Receivable, net
Customer A	30%	46%
Customer B	30%	22%
Customer C	37%	28%

	97%	96%

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents, accounts receivable and marketable securities. The counterparties are various corporations and financial institutions of high credit standing.

Substantially all of the Company's cash and cash equivalents are maintained with U.S. government agencies and well known corporations. Deposits held with banks may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand and, therefore, management believes they bear minimal default risk.

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

Supernus Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2017, 2016 and 2015

2. Summary of Significant Accounting Policies (Continued)

Intangible Assets

Intangible assets consist of patent defense costs, which are deferred legal fees that have been incurred in connection with legal proceedings related to the defense of patents for Oxtellar XR and Trokendi XR. Patent defense costs will be charged to expense in the event of an unsuccessful outcome of the ongoing litigation. Patents are carried at cost less accumulated amortization, which is calculated on a straight-line basis over the estimated useful lives of the patents. Amortization commences in the quarter after the costs are incurred. The amortization period is based initially upon the remaining patent life and is adjusted, if necessary, for any subsequent settlements or other changes to the expected useful life of the patent. The carrying value of the patents is assessed for impairment annually during the fourth quarter of each year, or more frequently if impairment indicators exist. There were no indicators of impairment identified at December 31, 2017.

Impairment of Long-Lived Assets

Long-lived assets consist primarily of property and equipment and patent defense costs. The Company assesses the recoverability of its long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If indications of impairment exist, projected future undiscounted cash flows associated with the asset are compared to the carrying value to determine whether the asset's value is recoverable. Evaluating for impairment requires judgment, including the estimation of future cash flows, future growth rates and profitability, and the expected life over which cash flows will occur. Changes in the Company's business strategy or adverse changes in market conditions could impact impairment analyses and require the recognition of an impairment charge equal to the excess of the carrying value of the long-lived asset over its estimated fair value. There were no indicators of impairment identified for the Company's long-lived assets as of December 31, 2017.

Deferred Financing Costs

Deferred financing costs consist of financing costs incurred by the Company in connection with the issuance of the Company's 7.50% Convertible Senior Secured Notes (see Note 8). The Company amortized deferred financing costs over the term of the related debt using the effective interest method. All related deferred financing costs have been written off, coincident with the conversion of all remaining Notes in 2017. The was no remaining balance at December 31, 2017.

Preclinical Study and Clinical Trial Accruals

The Company estimates preclinical study and clinical trial expenses based on the services performed pursuant to contracts with research institutions, clinical investigators, and clinical research organizations (CROs) that conduct activities on our behalf. In recording service fees, the Company estimates the time period over which the related services will be performed and compares the level of effort expended through the end of each period to the cumulative expenses recorded and payments made for such services. As appropriate, it accrues additional service fees or defers any non-refundable advance payments until the related services are performed. If the actual timing of the performance of services or the level of effort varies from the estimate, the Company will adjust its accrued expenses or deferred advance payments accordingly. If the Company later determines that it no longer expects the services

Supernus Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2017, 2016 and 2015

2. Summary of Significant Accounting Policies (Continued)

associated with a nonrefundable advance payment to be rendered, the advance payment will be charged to expense in the period in which such determination is made.

Revenue from Product Sales

Revenue from product sales is recognized when: persuasive evidence of an arrangement exists; delivery has occurred and title to the product and associated risk of loss has passed to the customer; the price is fixed or determinable; collection from the customer has been reasonably assured; all performance obligations have been met; and returns and allowances can be reasonably estimated. Product sales are recorded net of estimated rebates, chargebacks, allowances, discounts, patient copay assistance and other deductions as well as estimated product returns (collectively, "sales deductions").

Our products are distributed through wholesalers and pharmaceutical distributors. Each of these wholesalers and distributors takes title and ownership to the product upon physical receipt of the product and then distributes our products to pharmacies.

Sales Deductions

Allowances for estimated sales deductions are provided for the following:

  •
  Rebates. Rebates include mandated discounts under the Medicaid Drug Rebate Program, the Medicare coverage gap program, as well as negotiated discounts with commercial healthcare providers. Rebates are amounts owed after the final dispensing of product to a benefit plan participant has occurred and are based upon contractual agreements or legal requirements with the public sector (e.g., Medicaid) and with private sector benefit providers (e.g., commercial managed care providers). The allowance for rebates is based on statutory and contractual discount rates and anticipated rebates based on a plan provider's utilization.

  Rebates are generally invoiced and paid quarterly in arrears so that the accrual balance consists of an estimate of the amount expected to be incurred for the current quarter's activity, plus an accrual balance for known or estimated prior quarters' unpaid rebates. If actual rebates vary from estimates, we may need to adjust balances of such rebates to reflect the actual expenditures of the Company with respect to these programs, thereby affecting revenue in the period of adjustment.

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

Years ended December 31, 2017, 2016 and 2015

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

Revenue Recognition of License Revenue

License and Collaboration Agreements

We have entered into collaboration agreements to have both Oxtellar XR and Trokendi XR commercialized outside of the U.S. These agreements generally include an up-front license fee and ongoing milestone payments upon the achievement of specific events. We believe that when milestones meet all of the necessary criteria to be considered substantive, these should be recognized as revenue when achieved. For up-front license fees, we have estimated the service period of the contract and are recognizing this revenue on a straight-line basis over the respective service period.

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

Supernus Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2017, 2016 and 2015

2. Summary of Significant Accounting Policies (Continued)

substantive milestone, and therefore the resulting payment would be considered part of the consideration for the single unit of accounting and amortized over the appropriate period.

The Company recorded $1.5 million of milestone revenue during the year ended December 31, 2017. There was no milestone revenue during the year ended December 31, 2016 and $0.8 million of milestone revenue for the year ended December 31, 2015.

Royalty Revenue

We recognize non-cash royalty revenue for royalty amounts earned pursuant to a royalty agreement with United Therapeutics. In 2014, the Company sold certain of these royalty rights to Healthcare Royalty Partners III, L.P. (HC Royalty) (see Note 15). Accordingly, the Company records non-cash royalty revenue when payments are made from United Therapeutics to HC Royalty in connection with these agreements. Royalty revenue also includes royalty amounts received from collaboration partners, including Shire Pharmaceuticals Inc., based on net product sales of Mydayis.

Cost of Product Sales

The cost of product sales consists primarily of materials, third-party manufacturing costs, freight and distribution costs, allocation of labor, quality control and assurance, and other manufacturing overhead costs.

Research and Development Costs

Research and development costs are expensed as incurred. Research and development costs consist primarily of: employee-related expenses, including salaries and benefits; share-based compensation expense; expenses incurred under agreements with CROs; fees paid to clinical investigators who are participating in our clinical trials; fees paid to consultants and other vendors that conduct the Company's clinical trials; the cost of acquiring and manufacturing clinical trial materials; the cost of manufacturing materials used in process validation, but only to the extent that those materials are manufactured prior to receiving regulatory approval and are not expected to be sold commercially; facilities costs that do not have an alternative future use; related depreciation and other allocated expenses; license fees for, and milestone payments related to in-licensed products and technologies; and costs associated with animal testing activities and regulatory approvals.

Advertising Expense

The costs of the Company's advertising efforts are expensed as incurred. The Company incurred approximately $33.8 million, $21.9 million and $19.3 million in advertising costs for the years ended December 31, 2017, 2016 and 2015, respectively. These expenses are recorded in the selling, general and administrative expense line item.

Share-Based Compensation

Employee share-based compensation is measured based on the estimated fair value as of the grant date. The grant date fair value is calculated using the Black-Scholes option-pricing model, which requires the use of subjective assumptions including stock volatility, expected term, risk-free rate, and

Supernus Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2017, 2016 and 2015

2. Summary of Significant Accounting Policies (Continued)

the fair value of the underlying common stock. The Company recognizes expense using the straight-line method.

The Company records the expense for stock option grants to non-employees based on the estimated fair value of the stock option using the Black-Scholes option pricing model. The fair value of non-employee awards is re-measured at each reporting period. As a result, stock compensation expense for non-employee awards with vesting is affected by subsequent changes in the fair value of the Company's common stock, with those changes recorded in the relevant period.

Income Taxes

The Company utilizes the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax reporting bases of assets and liabilities and are measured using tax rates and laws that are expected to be in effect when the differences are expected to reverse. When appropriate, valuation allowances are established to reduce deferred tax assets to the amounts expected to be realized.

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

Recently Issued Accounting Pronouncements

Accounting Pronouncements Adopted in 2017

In March 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-09, "Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting." The standard is intended to simplify several areas of accounting for share-based compensation arrangements, including the income tax impact, classification on the statement of cash flows and forfeitures. ASU 2016-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, and early adoption is permitted. The Company adopted ASU 2016-09 on January 1, 2017 using the modified retrospective approach. As a result, the Company recorded a cumulative effect adjustment of $211,000 to increase the 2017 beginning of period additional paid-in capital balance, with an offset to accumulated deficit for historical forfeiture assumptions. Additionally, the Company recorded an opening balance sheet adjustment of $392,000 to increase its deferred tax asset, with an offset to accumulated deficit, primarily to recognize excess tax benefits (i.e. windfalls) from stock option exercises in prior years and the impact of the $211,000 adjustment to historical forfeiture expense.

New Accounting Pronouncements Not Yet Adopted

In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers," and has subsequently issued a number of amendments to ASU 2014-09. The new standard, as amended,

Supernus Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2017, 2016 and 2015

2. Summary of Significant Accounting Policies (Continued)

provides a comprehensive model to be used in the accounting for revenue arising from contracts with customers and supersedes current revenue recognition guidance, including industry-specific guidance. The standard's stated core principle is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve this core principle, ASU 2014-09 includes provisions with a five step model that includes identifying the contract with a customer, identifying the performance obligations in the contract, determining the transaction price, allocating the transaction price to performance obligations, and recognizing revenue when, or as, an entity satisfies a performance obligation. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers.

The new standard will be effective for the Company beginning January 1, 2018 and permits two methods of adoption: the full retrospective method, which requires the standard to be applied to each prior period presented, or the modified retrospective method, which requires the cumulative effect of adoption to be recognized as an adjustment to opening retained earnings in the period of adoption. The Company will adopt the standard using the modified retrospective method on January 1, 2018.

We have completed an analysis of existing contracts with our customers and assessed the differences in accounting for such contracts under ASU 2014-09 compared with current revenue accounting standards. Based on our review of current customer contracts, we do not expect the implementation of ASU 2014-09 to have a material quantitative impact on our consolidated financial statements as the timing of revenue recognition for product sales is not expected to significantly change. Under the new standard, we expect the timing of revenue recognition for upfront licensing fees from our license and collaboration agreements and royalty arrangements to be accelerated. In addition, royalties from sales of licensed products will be recognized as the underlying sales of product occur by the licensee. The Company has substantially completed its impact assessment and expects the cumulative effect adjustment to retained earnings on January 1, 2018, reflecting the acceleration of revenue recognition, is not material. The adoption of the new standard will also result in additional revenue-related disclosures in the footnotes to our consolidated financial statements. The Company continues to evaluate the impact of the new guidance on its financial statement disclosures.

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

In August 2017, the FASB issued ASU 2017-12, "Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities." ASU 2017-12 provides new guidance about income statement classification and eliminates the requirement to separately measure and report hedge ineffectiveness. The entire change in fair value for qualifying hedge instruments included in the effectiveness measurement will be recorded in other comprehensive income (OCI) and amounts deferred in OCI will be reclassified to earnings in the same income statement line item in which the earnings effect of the hedged item is reported. This standard will be effective for the first annual period beginning after December 15, 2018, including interim periods within those periods. Early

Supernus Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2017, 2016 and 2015

2. Summary of Significant Accounting Policies (Continued)

adoption is permitted. The Company is currently assessing the impact that this standard will have on its consolidated financial statements, but does not expect it to have a material impact.

In May 2017, the FASB issued ASU 2017-09, "Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting," which clarifies when to account for a change to the terms or conditions of a share-based payment award as a modification. Under the new guidance, modification accounting is required only if the fair value, the vesting conditions, or the classification of the award (as equity or liability) changes as a result of the change in terms or conditions. ASU 2017-09 is effective for all annual periods, and interim periods within those annual periods, beginning after December 15, 2017, with early adoption permitted. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15, "Classification of Certain Cash Receipts and Cash Payments." The standard eliminates diversity in the practice of how certain cash receipts and cash payments are presented and classified in the statement of cash flows under Topic 230, Statement of Cash Flows, and other Topics. ASU 2016-15 is effective for annual reporting periods, and interim periods therein, beginning after December 15, 2017. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

The Company has evaluated all other ASUs issued through the date the consolidated financials were issued in this Annual Report on Form 10-K and believes that no other ASU will have a material impact on the Company's consolidated financial statements.

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

Years ended December 31, 2017, 2016 and 2015

3. Fair Value of Financial Instruments (Continued)

In accordance with the fair value hierarchy described above, the following tables show the fair value of the Company's financial assets and liabilities that are required to be measured at fair value, in thousands of dollars:

	Fair Value Measurements at December 31, 2017
	Total Carrying Value at December 31, 2017	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$100,304	$100,304	$—	$—
Marketable securities	39,736	2,118	37,618	—
Corporate debt securities	132,477	448	132,029
Government debt securities	1,161	—	1,161
Marketable securities—restricted (SERP)	335	—	335	—

Total assets at fair value	$274,013	$102,870	$171,143	$—

	Fair Value Measurements at December 31, 2016
	Total Carrying Value at December 31, 2016	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$66,398	$66,398	$—	$—
Marketable securities	23,723	656	23,067	—
Corporate debt securities	74,343	1,717	72,626
Government debt securities	1,067		1,067
Marketable securities—restricted (SERP)	275	—	275	—

Total assets at fair value	$165,806	$68,771	$97,035	$—

Liabilities:
Derivative liabilities	$114	$—	$—	$114

The fair value of the restricted marketable securities is included within other non-current assets in the consolidated balance sheets.

The Company's Level 1 assets include cash held with banks, certificates of deposit, and money market funds.

Level 2 assets include the SERP (Supplemental Executive Retirement Plan) assets, commercial paper and investment grade corporate and government debt securities and other fixed income securities. Level 2 securities are valued using third-party pricing sources that apply applicable inputs and other relevant data in their models to estimate fair value.

Supernus Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2017, 2016 and 2015

3. Fair Value of Financial Instruments (Continued)

Level 3 liabilities include the estimated fair value of the interest make-whole liability associated with the Company's Notes, which are recorded as derivative liabilities. The "make-whole fundamental change" provision (as defined in the Indenture governing the Notes) expired on May 1, 2017.

The carrying amounts of other financial instruments, including accounts receivable, accounts payable and accrued expenses approximate fair value due to their short-term maturities.

Unrestricted marketable securities held by the Company were as follows, in thousands of dollars:

At December 31, 2017:

Available for Sale	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate and government debt securities	$174,235	48	(909)	$173,374

At December 31, 2016:

Available for Sale	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate and government debt securities	$99,487	86	(440)	$99,133

The contractual maturities of the unrestricted available for sale marketable securities held by the Company were as follows, in thousands of dollars:

December 31, 2017
Less Than 1 Year	$39,736
1 year to 2 years	42,921
2 year to 3 years	43,021
3 years to 4 years	47,696
Greater Than 4 Years	—

Total	$173,374

The Company has not experienced any other-than-temporary losses on its marketable securities and restricted marketable securities. The cost of securities sold is calculated using the specific identification method.

Supernus Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2017, 2016 and 2015

4. Inventories

Inventories consist of the following, in thousands of dollars:

	December 31, 2017	December 31, 2016
Raw materials	$2,995	$2,091
Work in process	8,873	8,874
Finished goods	4,436	5,836

	$16,304	$16,801

5. Property and Equipment

Property and equipment consist of the following, in thousands of dollars:

	December 31, 2017	December 31, 2016
Computer equipment	$1,226	$1,206
Software	2,004	1,807
Lab equipment and furniture	8,331	6,758
Leasehold improvements	2,731	2,642
Construction in progress	178	28

	14,470	12,441
Less accumulated depreciation and amortization	(9,346)	(8,097)

	$5,124	$4,344

Depreciation and amortization expense on property and equipment was approximately $1.2 million, $1.1 million, and $0.7 million for the years ended December 31, 2017, 2016 and 2015, respectively.

6. Intangible Assets

Intangible assets consist of patent defense costs, which are deferred legal fees incurred in conjunction with defending patents for Oxtellar XR and Trokendi XR.

The following sets forth the gross carrying amount and related accumulated amortization of the intangible assets, in thousands of dollars:

	Weighted- Average Life	December 31, 2017	December 31, 2016
Capitalized patent defense costs	5.9 - 10 years	$44,185	$37,633
Less accumulated amortization		(8,166)	(1,283)

		$36,019	$36,350

In March 2017, the Company entered into two settlements with various companies related to Trokendi XR patent litigation. The remaining unamortized aggregate capitalized patent defense cost for Trokendi XR is amortized over the remaining useful life of the patents at issue or January 1, 2023, which is the

Supernus Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2017, 2016 and 2015

6. Intangible Assets (Continued)

date the Company is obligated under the settlements to grant a non-exclusive license to the patents at issue.

Amortization expense on intangible assets was approximately $6.9 million, $1.3 million and $0.2 million for the years ended December 31, 2017, 2016 and 2015, respectively.

Anticipated annual amortization expense on intangible assets for each of the next five years from 2018 to 2022, is approximately $5.2 million per year.

There were no indicators of impairment identified.

7. Accrued Expenses

Accrued expenses are comprised of the following, in thousands of dollars:

	December 31, 2017	December 31, 2016
Accrued compensation	$10,279	$9,145
Accrued professional fees	2,890	6,447
Accrued clinical trial and clinical supply costs	6,996	4,350
Accrued product costs	726	1,794
Accrued interest expense	—	61
Other accrued expenses	6,414	5,630

	$27,305	$27,427

8. Convertible Senior Secured Notes

On May 3, 2013, the Company issued $90.0 million aggregate principal amount of Notes in a private placement offering. As of July 2017, the notes were fully converted into equity.

The Company issued the Notes under an Indenture, dated May 3, 2013 (the Indenture), between the Company and U.S. Bank National Association, as Trustee and Collateral Agent. The Notes provided for 7.50% interest per annum on the principal amount of the Notes, payable semi-annually in arrears on May 1 and November 1 of each year. The Notes would have matured on May 1, 2019, unless earlier converted, redeemed or repurchased by the Company. The Notes were convertible into the Company's common stock (Common Stock) as described in the Indenture. The conversion rate for the Notes was equal to 188.7059 shares of Common Stock per $1,000 principal amount of notes (which is equivalent to an initial conversion price of approximately $5.30 per share of Common Stock). All of the Notes have converted to Common Stock and as of December 31, 2017, there were no Notes outstanding.

The Company incurred approximately $3.5 million of financing costs (including the underwriters' fee) in connection with the issuance of the Notes. Approximately $0.9 million of this amount was allocated to additional paid-in capital and the remaining $2.6 million was recorded as a deferred cost and amortized over the term of the Notes.

Supernus Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2017, 2016 and 2015

8. Convertible Senior Secured Notes (Continued)

The table below summarizes activity related to the Notes from issuance on May 3, 2013 through December 31, 2017, in thousands of dollars:

Gross proceeds	$90,000
Initial value of interest make-whole derivative reported as debt discount	(9,270)
Conversion option reported as debt discount and APIC	(22,336)
Conversion of debt to equity—principal	(85,425)
Conversion of debt to equity—accretion of debt discount and deferred financing costs	25,767
Accretion of debt discount and deferred financing costs	5,429

December 31, 2016 carrying value	4,165
Conversion of debt to equity—principal	(4,575)
Conversion of debt to equity—accretion of debt discount and deferred financing costs	360
Accretion of debt discount and deferred financing costs	50

December 31, 2017 carrying value	$—

For the year ended December 31, 2017, approximately $4.6 million aggregate principal amount of Notes were presented to the Company for conversion. Accordingly, the Company issued approximately 0.9 million shares of Common Stock in conversion of the principal amount of the Notes. As a result of the conversions, the Company incurred a loss of approximately $0.3 million on extinguishment of debt during the year ended December 31, 2017. This amount was included as a separate component of other income (expense) on the Consolidated Statement of Earnings.

For the year ended December 31, 2016, approximately $3.9 million aggregate principal amount of Notes were presented to the Company for conversion. Accordingly, the Company issued approximately 0.7 million shares of Common Stock in conversion of the principal amount of the Notes. The Company issued an additional 24,000 shares of Common Stock in settlement of the interest make-whole provision related to the converted Notes. As a result of the 2016 conversions, the Company incurred a loss on extinguishment of debt of approximately $0.7 million for the year ended December 31, 2016.

9. Stockholders' Equity

Common Stock

The holders of our Common Stock are entitled to one vote for each share of Common Stock held.

During the period from November 1, 2013 through December 31, 2017, the Company issued 17.0 million shares of Common Stock as a result of the conversion of approximately $90.0 million aggregate principal amount of Notes. In addition, the Company issued approximately 2.2 million shares of Common Stock in settlement of the interest-make whole provision associated with those conversions.

Supernus Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2017, 2016 and 2015

10. Share-Based Payments

Stock Option Plans

The Company has adopted the Supernus Pharmaceuticals, Inc. 2012 Equity Incentive Plan (the 2012 Plan), which is stockholder approved, and provides for the grant of stock options and certain other awards, including stock appreciation rights (SAR), restricted and unrestricted stock, stock units, performance awards, cash awards and other awards that are convertible into or otherwise based on the Company's common stock, to the Company's key employees, directors, consultants and advisors. The 2012 Plan is administered by the Company's Board of Directors and the Company's Compensation Committee and provides for the issuance of up to 8,000,000 shares of the Company's Common Stock. Option awards are granted with an exercise price equal to the estimated fair value of the Company's Common Stock at the grant date. Option awards granted to employees, consultants and advisors generally vest in four annual installments, starting on the first anniversary of the date of the grant and have ten-year contractual terms. Option awards granted to the directors generally vest over a one year term and have ten-year contractual terms.

Share-based compensation recognized related to the grant of employee and non-employee stock options, SAR, Employee Stock Purchase Plan (ESPP) awards and non-vested stock was as follows, in thousands of dollars:

	Year Ended December 31,
	2017	2016	2015
Research and development	$1,387	$1,107	$874
Selling, general and administrative	7,046	4,819	3,216

Total	$8,433	$5,926	$4,090

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model and the assumptions in the following table:

	Year Ended December 31,
	2017	2016	2015
Fair value of common stock	$25.30 - $41.00	$12.98 - $22.80	$9.13 - $21.21
Expected volatility	53.61% - 60.6%	60.9% - 64.5%	60.9% - 64.6%
Dividend yield	0%	0%	0%
Expected term	6.25 years	6.25 years	6.25 years
Risk-free interest rate	1.90% - 2.18%	1.14% - 2.15%	1.54% - 1.74%
Expected forfeiture rate	0%	5%	5%

Fair Value of Common Stock—The fair value of the Common Stock underlying the option grants was determined based on observable market prices of the Company's Common Stock.

Expected Volatility—Volatility is a measure of the amount by which a financial variable such as a share price has fluctuated (historical volatility) or is expected to fluctuate (expected volatility) during a period. The Company has identified several public entities of similar size, complexity, and stage of development. Accordingly, historical volatility has been calculated using the volatility of these companies, as well as taking into consideration the Company's actual volatility since our IPO. As our

Supernus Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2017, 2016 and 2015

10. Share-Based Payments (Continued)

historical experience is not sufficient to calculate volatility for our option grants, the Company will continue to use the guideline peer group volatility information until the historical volatility of its own Common Stock is sufficient on its own to measure expected volatility for future option grants.

Dividend Yield—The Company has never declared or paid dividends and has no plans to do so in the foreseeable future.

Expected Term—This is the period of time that the options granted are expected to remain unexercised. Options granted have a maximum term of ten years. The Company determines the average expected life of stock options according to the "simplified method" as described in Staff Accounting Bulletin 110, which is the mid-point between the vesting date and the end of the contractual term. Over time, management will track estimates of the expected life of the option term so that estimates will approximate actual experience for similar options.

Risk-Free Interest Rate—This is the U.S. Treasury note rate during the week each option grant was issued during the year, with a term that most closely resembles the expected term of the option.

Expected Forfeiture Rate—Prior to 2017, the forfeiture rate was the estimated percentage of options granted that are anticipated to be forfeited or canceled on an annual basis before becoming fully vested. Under ASU 2016-09, adopted January 1, 2017, the forfeiture rate is zero. The Company accounts for forfeitures as they occur.

The following table summarizes stock option and SAR activity:

	Number of Options	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)
Outstanding, December 31, 2015	2,699,007	$8.94	7.92
Granted	1,058,850	$13.32
Exercised	(85,694)	$6.51
Forfeited	(28,075)	$12.23

Outstanding, December 31, 2016	3,644,088	$10.25	7.59
Granted	1,130,155	$26.57
Exercised	(407,477)	$9.31
Forfeited	(86,096)	$17.24

Outstanding, December 31, 2017	4,280,670	$14.50	7.37

As of December 31, 2017:
Vested and expected to vest	4,280,670	$14.50	7.37
Exercisable	1,952,769	$9.35	6.16

As of December 31, the aggregate intrinsic value of options outstanding is $108.5 million, $54.7 million, and $12.6 million for 2017, 2016, and 2015, respectively. As of December 31, the aggregate intrinsic value of options vested and expected to vest is $108.5 million, $54.0 million, and $12.4 million, for 2017, 2016, and 2015, respectively. As of December 31, the aggregate intrinsic value of options which are exercisable is $59.6 million, $25.0 million, and $5.0 million, for 2017, 2016, and 2015, respectively.

Supernus Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2017, 2016 and 2015

10. Share-Based Payments (Continued)

The weighted-average, grant-date, fair value of options which were granted for the years ended December 31, 2017, 2016 and 2015 was $14.35, $7.66 and $6.05 per share, respectively.

The total fair value of the underlying Common Stock related to shares that vested during the years ended December 31, 2017, 2016 and 2015 was approximately $5.4 million, $3.9 million and $2.6 million, respectively.

The total intrinsic value of options exercised amounted to approximately $12.8 million, $1.1 million and $1.6 million, respectively, during the years ended December 31, 2017, 2016 and 2015.

As of December 31, 2017 and 2016, the total unrecognized compensation expense was approximately $17.6 million and $9.8 million, respectively, which the Company expects to recognize over a weighted-average period of 2.8 and 2.7 years, respectively.

11. Earnings per Share

Basic earnings per common share is determined by dividing earnings attributable to common stockholders by the weighted-average number of common shares outstanding during the period, without consideration of common stock equivalents. Diluted earnings per share is computed by dividing the earnings attributable to common stockholders by the weighted-average number of common share equivalents outstanding for the period. The treasury stock method is used to determine the dilutive effect of the Company's stock option grants, SAR, and potential ESPP awards, and the if-converted method is used to determine the dilutive effect of the Company's Notes.

The following Common Stock equivalents were excluded in the calculation of diluted earnings per share because their inclusion would be anti-dilutive as applied to the earnings from continuing operations applicable to common stockholders for the years ended December 31, 2017, 2016 and 2015:

	Year Ended December 31,
	2017	2016	2015
Warrants to purchase common stock	—	—	20,957
Stock options, stock appreciation rights, and ESPP awards	40,009	22,944	25,027

Supernus Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2017, 2016 and 2015

11. Earnings per Share (Continued)

The following table sets forth the computation of basic and diluted net earnings per share for the years ended December 31, 2017, 2016 and 2015, in thousands of dollars, except share and per share amounts:

	Year Ended December 31,
	2017	2016	2015
Numerator, in thousands:
Net earnings used for calculation of basic EPS	$57,284	$91,221	$13,944
Interest expense on convertible debt	134	543	1,229
Changes in fair value of derivative liabilities	(76)	(448)	(589)
Loss on extinguishment of debt	295	671	2,338
Loss on extinguishment of outstanding debt,
as if converted	(321)	(1,182)	(2,494)

Total adjustments	32	(416)	484

Net earnings used for calculation of diluted EPS	$57,316	$90,805	$14,428

Denominator:
Weighted average shares outstanding, basic	50,756,603	49,472,434	47,485,258
Effect of dilutive potential common shares:
Shares underlying Convertible Senior Secured Notes	285,257	1,222,363	2,459,009
Shares issuable to settle interest make-whole derivatives	7,012	71,537	804,507
Stock options and stock appreciation rights	2,252,278	942,649	411,606

Total potential dilutive common shares	2,544,547	2,236,549	3,675,122

Weighted average shares outstanding, diluted	53,301,150	51,708,983	51,160,380

Net earings per share, basic	$1.13	$1.84	$0.29
Net earnings per share, diluted	$1.08	$1.76	$0.28

12. Income Taxes

On December 22, 2017, the U.S. enacted the Tax Cuts and Jobs Act (Tax Act), resulting in significant modifications to existing law. The Tax Act, among other things, lowered the U.S. corporate income tax rate from 35 percent to 21 percent effective January 1, 2018. The Tax Act also enhanced and extended through 2026 the option to claim accelerated depreciation on qualified property and expanded limitations on the deductibility of executive compensation.

The Company recognized the income tax effects of the Tax Act in accordance with Staff Accounting Bulletin No. 118, which provides guidance for the application of ASC Topic 740, Income Taxes, in the reporting period in which the Tax Act was signed into law. The Company's financial results in 2017 reflect the income tax effects of the Tax Act for which the accounting under ASC Topic 740 is provisional for those specific income tax effects of the Tax Act for which the accounting under ASC Topic 740 is incomplete but a reasonable estimate could be determined. The Company did not identify items for which the income tax effects of the Tax Act have not been completed and a reasonable estimate could not be determined as of December 31, 2017.

Supernus Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2017, 2016 and 2015

12. Income Taxes (Continued)

The changes to existing U.S. tax laws as a result of the Tax Act that have most significant impact to the Company's federal income taxes is the reduction of the U.S. corporate income tax rate. The Company's deferred tax assets and liabilities were remeasured to reflect the reduction in the U.S. corporate income tax rate from 35 percent to 21 percent. The Company wrote down its net deferred tax assets as of December 31, 2017 by $9.7 million to reflect the estimated impact of the decrease in federal statutory rates on the value of its net deferred tax asset and recorded a corresponding net one-time income tax expense of $9.7 million, all of which was non-cash. Additionally, the provisional amount recognized by the Company in 2017 attributable to the accelerated depreciation on qualified property is not material. Based on analysis by the Company, the impact on the deductibility of executive compensation as it relates to the stock compensation is also not material.

The Company had substantially completed its analysis of the income tax effects of the Tax Act and does not anticipate material adjustments to the recorded amounts, however, the final results could vary from these recorded amounts. The net one-time charge related to the effects of the Tax Act may differ due to, among other things, further refinements of our calculations, changes in interpretations and assumptions that that Company has made, and related accounting policy decisions that the Company may take as a result of the Tax Act. Additionally potential further guidance, regulations, interpretations and rulings may be forthcoming from accounting and regulatory bodies and federal and state tax agencies, which could result in additional impacts. The Company will complete its analysis over a one-year measurement period ending December 22, 2018 and any adjustments during this measurement period will be included in net earnings from continuing operations as adjustment to income tax expense in the reporting period in which such adjustments are determined.

The components of the income tax (benefit)/ expense for the years ended December 31, 2017, 2016 and 2015 were as follow, in thousands of dollars:

	Year Ended December 31,
	2017	2016	2015
Current
Federal	$18,288	$544	$624
State	3,822	78	42
Deferred
Federal	21,493	(39,898)	—
State	(269)	(1,576)	—

Total	$43,334	$(40,852)	$666

Supernus Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2017, 2016 and 2015

12. Income Taxes (Continued)

A reconciliation of the expected income tax (benefit)/ expense computed using the U.S. Federal statutory income tax rate to the Company's effective income tax rate is as follows, in thousands of dollars:

	Year Ended December 31,
	2017	2016	2015
Income tax expense computed at U.S. Federal statutory tax rate	$35,217	$17,629	$5,114
Permanent items	(2,311)	715	601
State income taxes	2,714	(1,523)	42
Change in valuation allowance	—	(56,019)	(4,705)
Uncertain income tax position	(1,137)	143	533
Research and development credits	(2,196)	(1,902)	(979)
Other	1,353	105	60
Deferred rate change	9,694	—	—

Income tax expense/ (benefit)	$43,334	$(40,852)	$666

The significant components of the Company's deferred income tax assets (liabilities) were as follow, in thousands of dollars:

	As of December 31,
	2017	2016
Deferred tax assets:
Net operating loss carryforward	$5,072	$24,926
Deferred rent credit	211	417
Accrued compensation and non-qualified stock options	7,090	8,128
Deferred financing costs	—	128
Depreciation and amortization	2,073	706
Research and development credits	3,795	7,119
Capitalized overhead into inventory (UNICAP §263A)	480	1,086
Nonrecourse liability related to sale of future royalties	6,377	11,223
Other	645	878
AMT credit	1,613	1,581
Accrued sales deductions	8,449	—

Net deferred tax asset	35,805	56,192
Deferred tax liability:
Debt discount on convertible notes	—	(141)
Infringement legal cost	(10,557)	(13,899)
Depreciation	(264)	(423)
Section 481(a)	(4,141)	—

Net deferred taxes	$20,843	$41,729

Supernus Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2017, 2016 and 2015

12. Income Taxes (Continued)

In assessing the realizability of deferred income tax assets, management considers whether it is more-likely-than-not that some or all of the deferred income tax assets will not be realized. The ultimate realization of the deferred income tax assets is dependent upon the generation of future taxable income during the periods in which the net operating loss (NOL) and tax credit carryforwards are available. Management considers projected future taxable income, the scheduled reversal of deferred income tax liabilities, and available tax planning strategies that can be implemented by the Company in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the NOL and credit carryforwards are available to reduce income taxes payable, management had determined it is more-likely-than-not to realize such net deferred tax assets.

As of December 31, 2017, the U.S. Federal and state NOL carryforwards amounted to approximately $32.1 million ($6.7 million tax effected) and $8.1 million ($0.5 million tax effected), respectively, and will expire in various years beginning in 2030. As of December 31, 2017, the Company has available research and development credit carryforwards of approximately $4.2 million, which expire, if unused, starting in 2026. The use of the Company's U.S. Federal and State NOL carryforwards and research and development credits are restricted in annual use due to changes in the Company's ownership. For the year ended December 31, 2017, the Company utilized NOLs of approximately $51.0 million and expects the remaining $32.1 million of Federal NOL carryforwards to become available over the years from 2018 to 2020, in amounts ranging from $7.1 million to $18.4 million per year. In addition, the Company has available research and development credits of approximately $4.2 million, expected to become available in 2019 to 2020. The Company's state NOLs will have a similar limitation to the amount noted for the U.S. Federal NOLs. Additionally, despite the NOL carryforwards, the Company may have a future tax liability due to state and local income tax requirements. The Company paid no Federal income taxes in the years ended December 31, 2016 or 2015.

The Company accounts for uncertain income tax positions pursuant to the guidance in FASB ASC Topic 740, Income Taxes. The Company recognizes interest and penalties related to uncertain tax positions, if any, in income tax expense. As of December 31, 2017, the Company accrued interest of a nominal amount and penalties of $0.1 million related to uncertain tax positions. The Company's income taxes have not been subject to examination by any tax jurisdictions since its inception in 2005. Due to NOL and research and development credit carryforwards, all U.S. Federal and state income tax returns filed by the Company are subject to examination by the taxing jurisdictions. Some uncertain income tax position liabilities have been recorded against the Company's deferred income tax assets to offset such tax attribute carryforwards and other positions that can't be offset by tax attributes until a liability has been booked.

Supernus Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2017, 2016 and 2015

12. Income Taxes (Continued)

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows, in thousands of dollars:

	Year Ended December 31,
	2017	2016	2015
Balance as of January 1	$9,299	$9,341	$8,964
Gross increases (decreases) related to prior-year tax positions	947	—	(5)
Gross increases related to current-year tax positions	1,178	662	646
Gross decreases related to prior-year tax positions	—	(375)	—
Gross decreases related to current-year tax positions	—	(169)	(243)
Change in tax rates	(2,565)	(160)	(21)

Balance as of December 31	$8,859	$9,299	$9,341

As of December 31, 2017 and 2016, the Company recorded zero and $0.5 million of current tax expense on setting up an uncertain tax position related to the Alternative Minimum Tax. The Company also recorded a $0.4 million expense on setting up an uncertain tax position related to state tax nexus. The Company does not anticipate a significant increase or decrease in the uncertain income tax benefits within the next 12 months.

13. Commitments and Contingencies

The Company has concurrent leases for office and lab space that extend through April 2020. The Company may elect to extend the term of the leases for an additional five-year term. The leases provide for a tenant improvement allowance of approximately $2.1 million in aggregate. During the year ended December 31, 2017, approximately $79,000 of the allowance was utilized and is included in fixed assets and deferred rent. During the year ended December 31, 2016, none of the allowance was utilized. During the year ended December 31, 2015, approximately $0.2 million of the allowance was utilized and is included in fixed assets and deferred rent. As of December 31, 2017, $0.4 million is available for tenant improvements.

Rent expense for the leased facilities and leased vehicles for the years ended December 31, 2017, 2016 and 2015 was approximately, $2.7 million, $2.7 million and $2.6 million, respectively.

Future minimum lease payments under non-cancelable operating leases as of December 31, 2017 are as follows, in thousands of dollars:

Year ending December 31:
2018	3,349
2019	5,249
Thereafter	454

$9,052

Supernus Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2017, 2016 and 2015

13. Commitments and Contingencies (Continued)

The Company has obtained exclusive licenses from third parties for proprietary rights to support the product candidates in the Company's psychiatry portfolio. Under license agreements with Afecta Pharmaceuticals, Inc. (Afecta), the Company has exclusive worldwide rights to selected product candidates, including an exclusive license to SPN-810. We may pay up to $300,000 upon the achievement of certain milestones, none of which is owed as of December 31, 2017. The Company is obligated to pay royalties to Afecta as a low single digit percentage of worldwide net product sales.

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

14. Employee Benefit Plan

On January 2, 2006, the Company established the Supernus Pharmaceuticals, Inc. 401(k) Profit Sharing Plan (the 401(k) Plan) for its employees under Section 401(k) of the Internal Revenue Code (Code). Under the 401(k) Plan, all full-time employees who are at least 18 years old are eligible to participate in the 401(k) Plan. Employees may participate starting on the first day of the month following employment. Employees may contribute up to the lesser of 90% of eligible compensation or the applicable limit as established by the Code.

Employees are 100% vested in their contributions to the 401(k) Plan. The Company matches 100% of a participant's contribution for the first 3% of their salary deferral and matches 50% of the next 2% of their salary deferral. As determined by the Board, the Company may elect to make a discretionary contribution not exceeding 60% of the annual compensation paid to all participating employees. The Company's contributions to the 401(k) Plan were approximately $1.8 million, $1.6 million, and $1.4 million for the years ended December 31, 2017, 2016 and 2015, respectively.

15. Collaboration Agreements

In the third quarter of 2014, the Company received a $30.0 million payment pursuant to a Royalty Interest Acquisition Agreement related to the purchase by HC Royalty of certain of the Company's rights under the agreement with United Therapeutics Corporation related to the commercialization of Orenitram (treprostinil) Extended-Release Tablets. Full ownership of the royalty rights will revert to the Company if and when a certain threshold is reached per the terms of the Agreement. We have recorded a non-recourse liability related to this transaction of $30 million and have begun to amortize this amount to recognize non-cash royalty revenue as royalties are received by HC Royalty from United Therapeutics. We also recognized non-cash interest expense related to this liability that accrues at an effective interest rate, with that interest rate determined based on projections of HC Royalty's rate of return.

We recognized non-cash royalty revenue of $5.3 million, $4.7 million and $3.0 million for the year ended December 31, 2017, 2016 and 2015, respectively. We recognized non-cash interest expense of

Supernus Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

Years ended December 31, 2017, 2016 and 2015

15. Collaboration Agreements (Continued)

$1.4 million $4.5 million and $3.5 million for the years ended December 31, 2017, 2016 and 2015, respectively.

16. Quarterly Financial Information (unaudited), see accompanying accountants' report

Quarterly financial information for fiscal 2017 and 2016 are presented in the following table, in thousands of dollars, except per share data, unaudited:

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2017
Revenue	$57,576	$75,829	$80,398	$88,435
Total costs and expenses	40,788	49,762	58,056	54,091
Operating earnings	16,788	26,067	22,342	34,344
Net earnings	10,297	17,368	15,961	13,658
Net earnings per share, basic	0.21	0.34	0.31	0.27
Net earnings per share, diluted	0.19	0.32	0.29	0.26
2016
Revenue	$44,194	$51,626	$56,810	$62,374
Total costs and expenses	37,757	39,981	36,971	46,078
Operating earnings	6,437	11,645	19,839	16,296
Net earnings	4,825	10,251	61,826	14,320
Net earnings per share, basic	0.10	0.21	1.25	0.29
Net earnings per share, diluted	0.08	0.18	1.18	0.26

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

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2017, the end of the period covered by this report. Based on that evaluation, under the supervision and with the participation of our management, including our CEO and CFO, we concluded that our disclosure controls and procedures were effective as of December 31, 2017.

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

All internal control systems, no matter how well designed, have inherent limitations. Because of their inherent limitations, internal control over financial reporting may not prevent or detect all misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2017 based on criteria related to internal control over financial reporting described in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO 2013 Framework). Based on management's assessment using these criteria, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2017.

KPMG LLP, an independent registered public accounting firm, has audited the Company's consolidated financial statements included in this Annual Report on Form 10-K and, as part of its audit, has issued an unqualified opinion on the effectiveness of the Company's internal control over financial reporting as of December 31, 2017 which is included in this Annual Report on Form 10-K.

Remediation of Material Weaknesses in Internal Control over Financial Reporting

Last year-end, based on our assessment of the effectiveness of internal control over financial reporting as of December 31, 2016 as previously disclosed under "Item 9A. Controls and Procedures" in our Annual Report on Form 10-K, management identified the following material weaknesses in internal control:

  •
  Lack of adequately trained resources with assigned responsibility and accountability over the design and operation of internal controls;

  •
  Lack of an effective risk assessment process for identifying changes in financial reporting and internal controls impacted by changes in information technology systems;

  •
  Lack of effective operation of controls over the completeness and accuracy of key assumptions used to determine the returns portion of an accrued sales deduction; and lack of effective operation of GITCs (General Information Technology Controls) over the Microsoft Dynamics AX and employee expense reimbursement system.

To remediate the first two material weaknesses, management recruited personnel with relevant experience working with internal controls and procedures. Specifically, management created a new Associate Director position whose primary responsibility is to oversee remediation efforts with respect to the design, implementation and operation of internal controls over financial reporting and the documentation of financial reporting processes and related internal controls. Management also hired replacements for the Associate Controller and Accounting Manager. Each of the three new employees brings an increased level of expertise to the financial close and reporting process, with a strong background in internal controls over financial reporting.

Additionally, during the second quarter of 2017, management sponsored several mandatory training sessions focused on the design and operation of internal controls, including outlining best practices for personnel that are accountable for financial reporting and internal control over financial reporting. These personnel included not only individuals within the Finance organization, but also the key business stakeholders and process owners who are responsible for the recognition and measurement of financial transactions and the control operators within our internal control framework. These training sessions, along with focused follow-on sessions specific to each key business process and process owner, focused not only on best practices for ensuring completeness, accuracy and accountability, but also focused on IT systems and GITCs and ensuring the control operators were appropriately identifying and assessing risks associated with changes to information technology systems.

With respect to the material weakness associated with the lack of effective operation of controls over the completeness and accuracy of key assumptions and computations in determining the returns portion of our accrued sales deductions, management performed a full retrospective review of the returns data to ensure all inputs were appropriately identified and validated as complete and accurate along with ensuring the accuracy of all subsequent calculations utilizing that data. Going forward, management has enhanced existing process level controls to achieve this objective on an ongoing periodic basis.

With respect to the material weakness associated with the lack of effective operation of GITCs over the Microsoft Dynamics AX and employee expense reimbursement systems, management has implemented new controls and enhanced existing controls over IT applications. Specifically, management implemented process level controls to review appropriate user access commensurate with their job responsibilities and authorities, program change controls to ensure the completeness, accuracy and authorization of IT program changes as they are required and logging of system administrator activity, including actions made directly to the Dynamics AX database.

Management is satisfied that these remediation activities are sufficient to conclude that there is effective operation of controls over the completeness and accuracy of key assumptions used to determine the returns portion of an accrued sales deduction; and effective operation of GITCs over the Microsoft Dynamics AX and employee expense reimbursement system as of the fourth quarter of 2017.

Changes in Internal Control over Financial Reporting

Our management, including our CEO and CFO, evaluated changes in our internal control over financial reporting that occurred during the quarterly period ended December 31, 2017. Other than the remediation of the material weaknesses described above under "Remediation of Material Weaknesses in Internal Control over Financial Reporting," there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rule 13a-15 that occurred during the quarter ended December 31, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION.

Not applicable.

 PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this item is incorporated by reference to the similarly named section of our Proxy Statement for our 2018 Annual Meeting to be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2017.

ITEM 11.    EXECUTIVE COMPENSATION.

The information required by this item is incorporated by reference to the similarly named section of our Proxy Statement for our 2018 Annual Meeting to be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2017.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by Item 201(d) of Regulation S-K is set forth below. The remainder of the information required by this Item 12 is incorporated by reference to our definitive proxy statement for our 2018 Annual Meeting to be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2017.

The following table shows the number of securities that may be issued pursuant to our equity compensation plans (including individual compensation arrangements) as of December 31, 2017:

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)	Weighted-average exercise price of outstanding options, warrants and rights(1)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column(2))
Equity compensation plans approved by security holders	4,280,670	$14.50	3,343,432
Equity compensation plans not approved by security holders	—	—	—

Total	4,280,670	$14.50	3,343,432

(1)
The securities that may be issued are shares of the Company's Common Stock, issuable upon conversion of outstanding stock options.

(2)
The securities that remain available for future issuance are issuable pursuant to the 2012 Equity Incentive Plan.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this item is incorporated by reference to the similarly named section of our Proxy Statement for our 2018 Annual Meeting to be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2017.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this item is incorporated by reference to the similarly named section of our Proxy Statement for our 2018 Annual Meeting to be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2017.

 PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

  (a)(1)            Index to consolidated Financial Statements

The Financial Statements listed in the Index to Consolidated Financial Statements are filed as part of this Annual Report on Form 10-K. See Part II, Item 8, "Financial Statement and Supplementary Data."

  (a)(2)            Financial Statement Schedules

Other financial statement schedules for the years ended December 31, 2017 and 2016 have been omitted since they are either not required, not applicable, or the information is otherwise included in the consolidated financial statements or the notes to consolidated financial statements.

  (a)(3)            Exhibits

The Exhibits listed in the accompanying Exhibit Index are attached and incorporated herein by reference and filed as part of this report.

ITEM 16:    FORM 10-K SUMMARY

None.

EXHIBIT INDEX

Exhibit Number		Description
3.1	*	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-1, File No. 333-184930, as amended on November 14, 2012.)

3.2	*	Amended and Restated By-laws of the Registrant (incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-1, File No. 333-184930, as amended on November 26, 2012.)

4.1	*	Specimen Stock Certificate evidencing the shares of common stock (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-1, File No. 333-171375, as amended on March 16, 2012.)

10.1	*+	2005 Stock Plan and form agreements there under (incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-1, File No. 333-171375, as amended on December 23, 2010).

10.2	*+	Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.2 to the Company's Registration Statement on Form S-1, File No. 333-171375, as amended on December 23, 2010).

10.3	*+	Employment Agreement, dated as of December 22, 2005, by and between the Registrant and Jack Khattar (incorporated by reference to Exhibit 10.3 to the Company's Registration Statement on Form S-1, File No. 333-171375, as amended on December 23, 2010).

10.4	*+	Stock Restriction Agreement, dated December 22, 2005, by and between the Registrant and Jack Khattar (incorporated by reference to Exhibit 10.4 to the Company's Registration Statement on Form S-1, File No. 333-171375, as amended on December 23, 2010).

10.5	*	Lease, dated as of April 19, 1999, by and between ARE Acquisitions, LLC and Shire Laboratories Inc. (incorporated by reference to Exhibit 10.5 to the Company's Registration Statement on Form S-1, File No. 333-171375, as amended on December 23, 2010).

10.6	*	First Amendment to Lease, dated as of November 1, 2002, by and between ARE Acquisitions, LLC and Shire Laboratories Inc. (incorporated by reference to Exhibit 10.6 to the Company's Registration Statement on Form S-1, File No. 333-171375, as amended on December 23, 2010).

10.7	*	Second Amendment to Lease, dated as of December 22, 2005, by and among ARE-East Gude Lease, LLC, Shire Laboratories Inc. and Supernus Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.7 to the Company's Registration Statement on Form S-1, File No. 333-171375, as amended on December 23, 2010).

10.8	*	Third Amendment to Lease, dated as of November 24, 2010, by and between ARE-East Gude Lease, LLC and the Registrant (successor-in-interest to Shire Laboratories Inc.) (incorporated by reference to Exhibit 10.8 to the Company's Registration Statement on Form S-1, File No. 333-171375, as amended on December 23, 2010).

10.9	†*	Asset Purchase and Contribution Agreement, dated as of December 22, 2005, by and among the Registrant, Shire Laboratories Inc. and Shire plc (incorporated by reference to Exhibit 10.10 to the Company's Registration Statement on Form S-1, File No. 333-171375, as amended on March 16, 2012).

Exhibit Number		Description
10.10	†*	Guanfacine License Agreement, dated as of December 22, 2005, by and among the Registrant, Shire LLC and Shire plc, as amended (incorporated by reference to Exhibit 10.11 to the Company's Registration Statement on Form S-1, File No. 333-171375, as amended on March 16, 2012).

10.11	†*	Exclusive License Agreement, dated as of June 6, 2006, by and between the Registrant and United Therapeutics Corporation (incorporated by reference to Exhibit 10.12 to the Company's Registration Statement on Form S-1, File No. 333-171375, as amended on March 16, 2012).

10.12	†*	Exclusive Option and License Agreement, dated as of April 27, 2006, by and between the Registrant and Afecta Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.13 to the Company's Registration Statement on Form S-1, File No. 333-171375, as amended on March 16, 2012).

10.13	†*	Purchase and Sale Agreement, dated as of June 9, 2006, by and between the Registrant and Rune HealthCare Limited (incorporated by reference to Exhibit 10.14 to the Company's Registration Statement on Form S-1, File No. 333-171375, as amended on March 16, 2012).

10.14	†*	Exclusive License Agreement, dated as of November 2, 2007, by and between the Registrant and Afecta Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.15 to the Company's Registration Statement on Form S-1, File No. 333-171375, as amended on March 16, 2012).

10.15	*	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.20 to the Company's Registration Statement on Form S-1, File No. 333-171375, as amended on February 14, 2012.

10.16	*+	Offer Letter, dated June 10, 2005, to Dr. Padmanabh P. Bhatt from the Registrant (incorporated by reference to Exhibit 10.22 to the Company's Registration Statement on Form S-1, File No. 333-171375, as amended on March 16, 2012).

10.17	*+	Amended and Restated Employment Agreement, dated February 29, 2012, by and between the Registrant and Jack Khattar (incorporated by reference to Exhibit 10.23 to the Company's Registration Statement on Form S-1, File No. 333-171375, as amended on March 16, 2012).

10.18	*+	Form of Time-Based Incentive Stock Option Agreement under the Supernus Pharmaceuticals, Inc. 2012 Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.26 to the Company's Registration Statement on Form S-1, File No. 333-171375, as amended on April 11, 2012).

10.19	*+	Form of Non-Statutory Time-Based Stock Option Agreement under the Supernus Pharmaceuticals, Inc. 2012 Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.27 to the Company's Registration Statement on Form S-1, File No. 333-171375, as amended on April 11, 2012).

10.20	*+	Offer letter to Stefan K.F. Schwabe dated June 25, 2012 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2012, filed on November 2, 2012, File No. 001-35518).

10.21	†*	Commercial Supply Agreement, dated August 23, 2012, by and among Patheon, Inc. and the Company (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on February 7, 2013, File No., 001-35518).

Exhibit Number		Description
10.22	*	Lease Agreement, dated February 6, 2013, by and among ARE-1500 East Gude, LLC and the Company (incorporated by reference to Exhibit 10.33 to the Company's Annual Report on Form 10-K for the period ended December 31, 2012, filed on March 15, 2013, File No. 001-35518).

10.23	†*	Commercial Supply Agreement dated December 15, 2012 by and among Catalent Pharma Solutions, LLC and the Company (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on August 21, 2013, File No. 001-35518).

10.24	*+	Compensatory Arrangements of Certain Executive Officers for 2018 (incorporated by reference to Item 5.02 of the Form 8-K filed on February 20, 2018, File No. 001-35518).

10.25	*	Royalty Interest Acquisition Agreement, dated July 1, 2014, by and between Supernus Pharmaceuticals, Inc. and HealthCare Royalty Partners III, L.P. (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on July 8, 2014, File No. 001-35518).

10.26	*	Security Agreement, dated July 1, 2014, by and between Supernus Pharmaceuticals, Inc. and HealthCare Royalty Partners III, L.P. (incorporated by reference to Exhibit 10.2 to the Form 8-K filed on July 8, 2014, File No. 001-35518).

10.27	*+	Form of Executive Retention Agreement (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on September 18, 2014, File No. 001-35518).

10.28	*+	Amendment to Amended and Restated Employment Agreement, dated August 8, 2014, by and between Supernus Pharmaceuticals, Inc. and Jack Khattar (incorporated by reference to Exhibit 10.2 to the Form 8-K filed on August 11, 2014, File No. 001-35518).

10.29	*	Fourth Amendment to Lease Agreement, dated October 20, 2014, by and between ARE-Acquisitions, LLC and Supernus Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on October 24, 2014, File No. 001-35518).

10.30	*	First Amendment to Lease Agreement, dated October 20, 2014, by and between ARE-1500 East Gude, LLC and Supernus Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.2 to the Form 8-K filed on October 24, 2014, File No. 001-35518).

10.31	*+	Second Amendment to Amended and Restated Employment Agreement, dated March 2, 2016, by and between Supernus Pharmaceuticals, Inc. and Jack Khattar (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on March 4, 2016, File No. 001-35518).

10.32	†*	Settlement Agreement, dated October 14, 2015, by and between Supernus Pharmaceuticals, Inc., Par Pharmaceutical Companies, Inc., and Par Pharmaceutical, Inc. (incorporated by reference to Exhibit 10.36 to the Company's Annual Report on Form 10-K for the period ended December 31, 2015, filed on March 9, 2016, File No. 001-35518).

10.33	*+	Supernus Pharmaceuticals, Inc. Second Amended and Restated 2012 Equity Incentive Plan (incorporated by reference to Appendix A to the Company's Proxy Statement on Form DEF 14A, filed on April 19, 2016, File No. 001-35518).

10.34	*+	Supernus Pharmaceuticals, Inc. Second Amended and Restated 2012 Employee Stock Purchase Plan (incorporated by reference to Appendix B to the Company's Proxy Statement on Form DEF 14A, filed on April 19, 2016, File No. 001-35518).

10.35	†*	Settlement Agreement, dated March 6, 2017, by and between Supernus Pharmaceuticals, Inc., Zydus Pharmaceuticals (USA) Inc., and Cadila Healthcare Limited (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2017, filed on May 9, 2017, File No. 001-35518).

Exhibit Number		Description
10.36	†*	Term Sheet Agreement, dated March 6, 2017, by and between Supernus Pharmaceuticals, Inc., Actavis Laboratories, FL, Inc., Actavis Pharma, Inc., and Watson Laboratories, Inc. (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2017, filed on May 9, 2017, File No. 001-35518).

10.37	†*	Settlement Agreement, dated March 13, 2017, by and between Supernus Pharmaceuticals, Inc., Actavis Laboratories, FL, Inc., Actavis Pharma, Inc., and Watson Laboratories, Inc. (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2017, filed on May 9, 2017, File No. 001-35518).

14	*	Code of Ethics (incorporated by reference to Exhibit 14 to the Company's Annual Report on Form 10-K for the period ended December 31, 2012, filed on March 15, 2013, File No. 001-35518).

21	*	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to the Company's Registration Statement on Form S-1, File No. 333-184930, as amended on November 28, 2012).

23.1	**	Consent of KPMG LLP

31.1	**	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	**	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

32.1	**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101 INS	**	XBRL Instance Document.

101 SCH	**	XBRL Taxonomy Extension Schema Documents.

101 CAL	**	XBRL Taxonomy Extension Calculation Linkbase Document.

101 DEF	**	XBRL Taxonomy Extension Definition Linkbase Document.

101 LAB	**	XBRL Taxonomy Extension Label/Linkbase Document.

101 PRE	**	XBRL Taxonomy Extension Presentation Linkbase Document.

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

Date: March 1, 2018

Pursuant to the requirements of the Securities Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities and the dates indicated below:

Signature	Title	Date

/s/ JACK A. KHATTAR	President and Chief Executive Officer and Director (Principal Executive Officer)	March 1, 2018
/s/ GREGORY S. PATRICK	Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 1, 2018
/s/ CHARLES W. NEWHALL, III.	Director and Chairman of the Board	March 1, 2018
/s/ GEORGES GEMAYEL	Director	March 1, 2018
/s/ FREDERICK M. HUDSON	Director	March 1, 2018
/s/ JOHN M. SIEBERT, PH.D.	Director	March 1, 2018