Form 10-Q
period 2018-03-31
SUPERNUS PHARMACEUTICALS INC
filed 2018-05-10
CIK 1356576

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐ Emerging growth company☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☒ No

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of the close of business on May 2, 2018 was 51,796,466.

SUPERNUS PHARMACEUTICALS, INC.

FORM 10-Q — QUARTERLY REPORT

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2018

PART I — FINANCIAL INFORMATION

Supernus Pharmaceuticals, Inc.

Consolidated Balance Sheets

(in thousands, except share amounts)

	March 31,	December 31,
	2018	2017
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$444,140	$100,304
Marketable securities	45,585	39,736
Accounts receivable, net	67,864	65,586
Inventories, net	19,075	16,304
Prepaid expenses and other current assets	6,582	6,521
Total current assets	583,246	228,451
Long term marketable securities	175,064	133,638
Property and equipment, net	5,003	5,124
Intangible assets, net	34,858	36,019
Other non-current assets	735	389
Deferred income taxes	26,254	20,843

Total assets	$825,160	$424,464

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$3,333	$6,844
Accrued sales deductions	73,034	68,343
Accrued expenses	25,024	27,305
Income taxes payable	16,265	15,938
Non-recourse liability related to sale of future royalties, current portion	1,432	4,283
Deferred licensing revenue	—	287
Total current liabilities	119,088	123,000
Deferred licensing revenue, net of current portion	—	1,149
Convertible notes, net	318,225	—
Non-recourse liability related to sale of future royalties, long term	24,370	22,258
Other non-current liabilities	11,608	10,577
Total liabilities	473,291	156,984

Stockholders’ equity
Common stock, $0.001 par value, 130,000,000 shares authorized at March 31, 2018 and December 31, 2017; 51,633,991 and 51,314,850 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	52	51
Additional paid-in capital	352,257	294,999
Accumulated other comprehensive loss, net of tax	(2,291)	(747)
Retained earnings (accumulated deficit)	1,851	(26,823)
Total stockholders’ equity	351,869	267,480

Total liabilities and stockholders’ equity	$825,160	$424,464

See accompanying notes.

Supernus Pharmaceuticals, Inc.

Consolidated Statements of Earnings

(in thousands, except share and per share data)

	Three Months Ended March 31,
	2018	2017
	(unaudited)
Revenue
Net product sales	$89,120	$56,369
Royalty revenue	1,309	1,149
Licensing revenue	—	58

Total revenue	90,429	57,576

Costs and expenses
Cost of product sales	3,278	2,949
Research and development	18,908	9,601
Selling, general and administrative	36,849	28,238

Total costs and expenses	59,035	40,788

Operating earnings	31,394	16,788
Other income (expense)
Interest income	1,206	531
Interest expense	(717)	(90)
Interest expense-nonrecourse liability related to sale of future royalties	(701)	(959)
Changes in fair value of derivative liabilities	—	54
Loss on extinguishment of debt	—	(101)

Total other expense	(212)	(565)

Earnings before income taxes	31,182	16,223

Income tax expense	4,830	5,926
Net earnings	$26,352	$10,297

Earnings per share
Basic	$0.51	$0.21
Diluted	$0.49	$0.19

Weighted-average number of common shares outstanding
Basic	51,536,474	50,158,634
Diluted	53,788,346	52,764,442

See accompanying notes.

Supernus Pharmaceuticals, Inc.

Consolidated Statements of Comprehensive Earnings

(in thousands)

	Three Months Ended March 31,
	2018	2017
	(unaudited)

Net earnings	$26,352	$10,297
Other comprehensive earnings:
Unrealized (loss) gain on marketable securities, net of tax of ($614) and $0, respectively	(1,544)	166
Other comprehensive (loss) earnings:	(1,544)	166

Comprehensive earnings	$24,808	$10,463

See accompanying notes.

Supernus Pharmaceuticals, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Three Months ended March 31,
	2018	2017
	(unaudited)
Cash flows from operating activities
Net earnings	$26,352	$10,297

Adjustments to reconcile net earnings to net cash provided by operating activities:
Loss on extinguishment of debt	—	101
Change in fair value of derivative liability	—	(54)
Depreciation and amortization	1,707	741
Amortization of deferred financing costs and debt discount	612	31
Amortization of premium/discount on marketable securities	89	(344)
Non-cash interest expense on non-recourse liability related to sale of future royalties	701	959
Non-cash royalty revenue	(1,300)	(1,149)
Share-based compensation expense	2,635	1,827
Deferred income tax provision	(1,120)	4,258
Changes in operating assets and liabilities:
Accounts receivable	(798)	2,643
Inventories	(2,771)	(2,366)
Prepaid expenses and other current assets	(62)	(1,619)
Other non-current assets	(342)	—
Accounts payable	(3,440)	(3,133)
Accrued sales deductions	4,691	1,507
Accrued expenses	(1,132)	(1,865)
Income taxes payable	327	1,668
Deferred licensing revenue	—	(58)
Other non-current liabilities	984	(86)
Net cash provided by operating activities	27,133	13,358

Cash flows from investing activities
Purchases of marketable securities	(57,757)	(22,193)
Sales and maturities of marketable securities	7,343	5,140
Purchases of property, plant and equipment	(253)	(300)
Deferred legal fees	(343)	(3,408)
Net cash used in investing activities	(51,010)	(20,761)

Cash flows from financing activities
Proceeds from issuance of convertible notes	402,500	—
Convertible notes issuance financing costs	(10,435)	—
Proceeds from issuance of warrants	65,688	—
Purchases of convertible note hedges	(92,897)	—
Proceeds from issuance of common stock	2,857	604
Net cash provided by financing activities	367,713	604

Net change in cash and cash equivalents	343,836	(6,799)
Cash and cash equivalents at beginning of year	100,304	66,398
Cash and cash equivalents at end of period	$444,140	$59,599

Supplemental cash flow information:
Income taxes paid	$5,623	$—

Non-cash financial activity:
Conversion of convertible notes and interest make-whole	$—	$1,023
Deferred legal fees included in accounts payable and accrued expenses	$304	$6,584

See accompanying notes.

Supernus Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements

For the Three Months ended March 31, 2018 and 2017

(unaudited)

1.  Organization and Business

Supernus Pharmaceuticals, Inc. (the Company) was incorporated in Delaware and commenced operations in 2005. The Company is a specialty pharmaceutical company focused on developing and commercializing products for the treatment of central nervous system (CNS) diseases. The Company markets two products, Oxtellar XR for the treatment of epilepsy and Trokendi XR for the prophylaxis of migraine headache and treatment of epilepsy. The Company has several proprietary product candidates in clinical development that address the psychiatry market.

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

As permitted under Generally Accepted Accounting Principles in the United States (U.S. GAAP), certain notes and other information have been omitted from the interim unaudited consolidated financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC.

In the opinion of management, the consolidated financial statements reflect all adjustments necessary to fairly present the Company’s financial position, results of earnings, and cash flows for the periods presented. These adjustments are of a normal recurring nature. The Company, which is primarily located in the United States (U.S.), operates in one operating segment.

The results of operations for the three months ended March 31, 2018 are not necessarily indicative of the Company’s future financial results.

Use of Estimates

The preparation of the Company’s consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, as well as related disclosure of contingent assets and liabilities. Actual results could differ materially from the Company’s estimates. To the extent that there are material differences between these estimates and actual results, the Company’s financial condition or operating results will be affected. The Company bases its estimates on historical experience or on various forecasts, including information received from its service providers and other assumptions that the Company believes are reasonable under the circumstances. The Company evaluates these estimates on an ongoing basis.

Cash and Cash Equivalents

The Company considers all investments in highly liquid financial instruments with an original maturity of three months or less to be cash equivalents.

Marketable Securities

Marketable securities consist of investments in U.S. Treasury bills and notes, certificates of deposit, various U.S. governmental agency debt securities, corporate and municipal bonds and other fixed income securities. The Company places all investments with government, industrial or financial institutions whose debt is rated as investment grade. The Company classifies all available-for-sale marketable securities with maturities greater than one year from the balance sheet date as non-current assets.

The Company’s investments are classified as available-for-sale and are carried at estimated fair value. Except for changes in fair value of equity securities which are recognized through net income, any unrealized holding gains or losses are reported, net of any reported tax effects, as accumulated other comprehensive earnings (loss), which is a separate component of stockholders’ equity.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents, accounts receivable and marketable securities. The counterparties are various corporations and financial institutions of high credit standing, as described above.

Substantially all of the Company’s cash and cash equivalents are maintained in U.S. government agencies and debt of well-known, investment grade, corporations. Deposits held with banks may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand and, therefore, management believes they bear minimal default risk.

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

Intangible Assets

Intangible assets consist of patent defense costs, which are deferred legal fees that have been incurred in connection with legal proceedings related to the defense of patents for Oxtellar XR and Trokendi XR. Patent defense costs will be charged to expense in the event of an unsuccessful outcome of the ongoing litigation. Patents are carried at cost less accumulated amortization, which is calculated on a straight line basis over the estimated useful lives of the patents. Amortization commences in the quarter after the costs are incurred. The amortization period is based initially upon the remaining patent life and is adjusted, if necessary, for any subsequent settlements or other changes to the expected useful life of the patent. The carrying value of the patents is assessed for impairment annually during the fourth quarter of each year, or more frequently if impairment indicators exist. There were no indicators of impairment identified at March 31, 2018 or December 31, 2017.

Impairment of Long-Lived Assets

Long-lived assets consist primarily of property and equipment and patent defense costs. The Company assesses the recoverability of its long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If indications of impairment exist, projected future undiscounted cash flows associated with the asset are compared to the carrying value to determine whether the asset’s value is recoverable. Evaluating for impairment requires judgment, including the estimation of future cash flows, future growth rates and profitability, and the expected life over which cash flows will occur. Changes in the Company’s business strategy or adverse changes in market conditions could impact impairment analyses and require the recognition of an impairment charge equal to the excess of the carrying value of the long-lived asset over its estimated fair value. There were no indicators of impairment identified for the Company’s long-lived assets at March 31, 2018 or December 31, 2017.

Deferred Financing Costs

Deferred financing costs consist of financing costs incurred by the Company in connection with the closing of the Company’s $402.5 million of 0.625% Convertible Senior Notes due 2023 (the 2023 Notes) (see Note 8). The Company amortizes deferred financing costs over the term of the related debt using the effective interest method. When extinguishing debt, the related deferred financing costs are written off.

Preclinical Study and Clinical Trial Accruals

The Company estimates preclinical study and clinical trial expenses based on the services performed pursuant to contracts with research institutions, clinical investigators, clinical research organizations (CROs) and other service providers that conduct activities on its behalf. In recording service fees, the Company estimates the time period over which the related services will be performed and compares the level of effort expended through the end of each period to the cumulative expenses recorded and payments made for such services. As appropriate, it accrues additional service fees or defers any non-refundable advance payments until the related services are performed. If the actual timing of the performance of services or the level of effort varies from the estimate, the Company will adjust its accrued expenses or deferred advance payments accordingly. If the Company later determines that it no longer expects the services associated with a nonrefundable advance payment to be rendered, the advance payment will be charged to expense in the period in which such determination is made.

Revenue Recognition

In May 2014, the Financial Accounting Standards Board (FASB) issued a comprehensive new standard, Accounting Standards Codification (ASC) 606, “Revenue from Contracts with Customers” and all the related amendments, which amended revenue recognition principles. The Company adopted the new standard on January 1, 2018. While results for reporting periods beginning after January 1, 2018 are presented under the new guidance, prior period amounts are not adjusted and continue to be reported under the accounting standards in effect for the prior period. The accounting policy for revenue recognition for periods prior to January 1, 2018 is described in Note 2 of the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

	Three Months Ended March 31,
	2018	2017
	(unaudited)
Net Product Sales:
Trokendi XR	$70,555	$42,009
Oxtellar XR	18,565	14,360
Total Net Product Sales	89,120	56,369
Royalty Revenues	1,309	1,149
Licensing Revenue	—	58
Total Revenues	$90,429	$57,576

Revenue from Product Sales

Revenue from product sales is recognized when control of the Company’s products is transferred to the customer, which consists of wholesalers and pharmaceutical distributors. Product sales are recorded net of various forms of variable consideration, including estimated rebates, chargebacks, allowances, discounts, patient co-pay assistance and other deductions as well as estimated product returns (collectively, “sales deductions”). Variability in the transaction price for its products pursuant to its contracts with customers primarily arises from these amounts. Significant judgment is required in estimating sales deductions, considering historical experience, current contract prices under applicable programs, unbilled claims, processing time lags and inventory levels in the distribution channel. If actual results in the future vary from its estimates, the Company adjusts these estimates, which would affect net product sales and earnings in the period such variances become known.

The Company’s products are distributed through wholesalers and pharmaceutical distributors. Each of these wholesalers and distributors takes control of the product, including title and ownership to the product, upon physical receipt of the product and then distributes the Company’s products to pharmacies.

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

Rebates are generally invoiced and paid quarterly in arrears so that the accrual balance consists of an estimate of the amount expected to be incurred for the current quarter’s activity, plus an accrual balance for known or estimated prior quarters’ unpaid rebates. If actual rebates vary from estimates, the Company may need to adjust the balances of such rebates to reflect its actual expenditures with respect to these programs, which would affect net product sales and earnings in the period of adjustment. Allowances for estimated rebates are recorded as current liabilities in Accrued Sales Deductions.

•                  Co-pay assistance:  Patients who pay in cash or have commercial healthcare insurance and meet certain eligibility requirements may receive co-pay assistance from the Company. The intent of this program is to reduce the patient’s out of pocket costs when filling a prescription. Liabilities for co-pay assistance are based on actual program participation as well as estimates of program activity using data provided by third-party administrators. Allowances for estimated co-pay are recorded as current liabilities in Accrued Sales Deductions.

•                  Distributor/wholesaler deductions and discounts:  U.S. specialty distributors and wholesalers are offered various forms of consideration including allowances, service fees and prompt payment discounts as consideration for distributing our products. Distributor allowances and service fees arise from contractual agreements with distributors and are generally a percentage of the price at which the Company sells product to distributors and wholesalers. Wholesale customers are offered a prompt pay discount for payment within a specified period. Allowances for estimated discounts are recorded as a deduction in Accounts Receivable, net, which is recorded under current assets.

•                  Returns:  Sales of the Company’s products are not subject to a general right of return; however, the Company will accept the return of product that is damaged or defective when shipped directly from our warehouse. The Company will also accept expired product six months prior to and up to 12 months subsequent to its expiry date. Product that has been used to fill patient prescriptions is no longer subject to any right of return. Returned product is expired and cannot be re-sold, therefore a right of return asset is not recorded. Allowances for estimated returns are recorded as current liabilities in Accrued Sales Deductions.

•                  Chargebacks:  Chargebacks are discounts that occur when contracted customers purchase directly from an intermediary distributor or wholesaler. Contracted customers, which currently consist primarily of Public Health Service institutions and federal government entities purchasing via the Federal Supply Schedule, generally purchase the Company’s products at a discounted price. The distributor or wholesaler, in turn, charges back the difference between the price initially paid by the distributor or wholesaler and the discounted price paid to the distributor or wholesaler by the customer. The allowance for distributor/wholesaler chargebacks is based on sales to contracted customers. Allowances for estimated chargebacks are recorded as current liabilities in Accrued Sales Deductions.

Customer orders are generally fulfilled within a few days of receipt resulting in minimal order backlog. Open purchase orders for products from customers are expected to be fulfilled within the next twelve months and there are no minimum product purchase requirements.

The Company does not capitalize costs to obtain or fulfill a contract. Compensation costs offered to certain employees are expensed as incurred and recorded in the selling, general and administrative expense line item.

License Revenue

License and Collaboration Agreements

The Company has entered into collaboration agreements to commercialize both Oxtellar XR and Trokendi XR outside of the United States which involve the right to use its intellectual property as a functional license. These agreements generally include an up-

front license fee and ongoing milestone payments upon the achievement of specific events. These agreements may also require minimum royalty payments based on sales of products developed from the applicable intellectual property.

Up-front license fees are recognized once the license has been delivered to the customer. Milestones are a form of variable consideration that are recognized when either the underlying events have been achieved or the sales-based targets have been met.

Milestones can be either event-based or based on underlying target levels of the sale of licensed products by the collaborative partner (sales-based milestone). Both types of milestone payments are non-refundable. The Company evaluates whether achieving the milestones is considered probable and estimates the amount to be included in the transaction price using the most likely amount method. This can involve management’s judgment that includes assessing factors that are outside of the Company’s influence such as: likelihood of regulatory success; limited availability of third party information; and expected duration of time until achievement of event. These factors will be evaluated based on the specific facts and circumstances. If it is probable that a significant revenue reversal would not occur, the value of the associated milestone is included in the transaction price.

Event-based milestones are recognized in the period that the related event, such as regulatory approval, occurs. Sales-based milestones are recognized as revenue when the sales target is achieved. Milestone payments that are not within the control of the Company, such as approvals from regulatory authorities or where attainment of the specified event is dependent on the development activities of a third-party, are not considered probable of being achieved until those approvals are received or the specified event occurs. Revenue is recognized from the satisfaction of performance obligations in the amount billable to the customer.

There was no milestone revenue during the three months ended March 31, 2018 or 2017. Revenue associated with future milestones will be recognized when the related event occurs or sales-based target is achieved. There are no guaranteed minimum amounts owed to the Company related to license and collaboration agreements.

Royalty Revenue

The Company recognizes non-cash royalty revenue for royalty amounts earned pursuant to a royalty agreement with United Therapeutics that involves the right to use its intellectual property as a functional license. In 2014, the Company sold certain of these royalty rights to Healthcare Royalty Partners III, L.P. (HC Royalty) (see Note 14). Accordingly, the Company records non-cash royalty revenue based on estimated sales by United Therapeutics that result in payments made from United Therapeutics to HC Royalty in connection with these agreements.

Royalty revenue also includes royalty amounts received from collaboration partners, including from Shire Pharmaceuticals based on net product sales of Mydayis. Royalty revenue is only recognized when the underlying sale occurs. The Shire arrangement also involves the right to use the Company’s intellectual property as a functional license and royalty revenue is recognized based on estimated net product sales by Shire in the current period.

There are no guaranteed minimum amounts owed to the Company related to royalty revenue agreements.

For the three months ended March 31, 2018, revenue recognized from performance obligations related to prior periods (for example, due to changes in transaction price) was not material in the aggregate for Net Product Sales, License Revenue and Royalty Revenue.

Accounts Receivable, net

Accounts receivable are reported on the consolidated balance sheets at outstanding amounts due from customers, less an allowance for doubtful accounts and discounts. The Company extends credit without requiring collateral. The Company writes off uncollectible receivables when the likelihood of collection is remote. The Company evaluates the collectability of accounts receivable on a regular basis. An allowance, when needed, is based upon various factors including the financial condition and payment history of customers, an overall review of collections experience on other accounts, and economic factors or events expected to affect future collections experience. All arrangements are payable no later than one year after the transfer of the product. The Company does not assess whether a contract has a significant financing component if the expectation at contract inception is such that the period between the transfer of the promised good to the customer and receipt of payment will be one year or less. There are no significant financing components.

The Company recorded no allowance for bad debt as of March 31, 2018 or March 31, 2017 and there were no impairment losses on accounts receivable for the three months ending March 31, 2018.

The Company recorded an allowance of approximately $9.4 million and $8.9 million for expected sales discounts to wholesalers and distributors as of March 31, 2018 and December 31, 2017, respectively.

There were no contract assets or liabilities recorded as of January 1, 2018 or March 31, 2018.

Cost of Product Sales

The cost of product sales consists primarily of materials, third-party manufacturing costs, freight and distribution costs, allocation of labor, quality control and assurance, and other manufacturing overhead costs.

Research and Development Costs

Research and development costs are expensed as incurred. Research and development costs consist primarily of: employee-related expenses, including: salaries and benefits; share-based compensation expense; expenses incurred under agreements with CROs; fees paid to clinical investigators who are participating in our clinical trials; fees paid to consultants and other vendors that conduct the Company’s clinical trials; the cost of acquiring and manufacturing clinical trial materials; the cost of manufacturing materials used in process validation, but only to the extent that those materials are manufactured prior to receiving regulatory approval and are not expected to be sold commercially; facilities costs that do not have an alternative future use; related depreciation and other allocated expenses; license fees for, and milestone payments related to in-licensed products and technologies; and costs associated with animal testing activities and regulatory approvals.

Advertising Expense

The costs of the Company’s advertising efforts are expensed as incurred. The Company incurred approximately $7.9 million and $6.7 million in advertising costs for the three months ended March 31, 2018 and 2017, respectively. These expenses are recorded in the selling, general and administrative expense line item.

Share-Based Compensation

Employee share-based compensation is measured based on the estimated fair value as of the grant date. The grant date fair value is calculated using the Black-Scholes option-pricing model, which requires the use of subjective assumptions, including stock volatility, expected term, risk-free rate, and the fair value of the underlying common stock. The Company recognizes expense using the straight-line method.

The Company records the expense for stock option grants to non-employees based on the estimated fair value of the stock option using the Black-Scholes option pricing model. The fair value of awards to non-employees is re-measured at each reporting period. As a result, stock compensation expense for non-employee awards with vesting is affected by subsequent changes in the fair value of the Company’s common stock, with those changes recorded in the relevant period.

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

The Company accounts for uncertain tax positions in its consolidated financial statements when it is more-likely-than-not that the position will be sustained upon examination by the tax authorities. Such tax positions must initially and subsequently be measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the tax authority, assuming full knowledge of the position and relevant facts. The Company’s policy is to recognize any interest and penalties related to income taxes as income tax expense in the relevant period.

Recently Issued Accounting Pronouncements

Accounting Pronouncements Adopted in 2018

In May 2014, the FASB issued Accounting Standards Update (ASU) No. 2014-09, “Revenue from Contracts with Customers,” and has subsequently issued a number of amendments to ASU 2014-09, which provides a comprehensive model to be used in the accounting for revenue arising from contracts with customers and supersedes current revenue recognition guidance, including industry-specific guidance.

On January 1, 2018, the Company adopted the new Accounting Standards Codification (ASC) 606, “Revenue from Contracts with Customers” and all the related amendments (the New Revenue Standard) using the modified retrospective method applied to those contracts which had not been completed as of January 1, 2018. The Company recognized the cumulative effect of initially applying the new revenue standard as an adjustment to the opening balance of retained earnings.

The Company recorded a decrease to the accumulated deficit of $2.3 million as of January 1, 2018 due to the cumulative impact of adopting the New Revenue Standard. The decrease resulted from the acceleration of both up-front licensing fees from license and collaboration agreements and the acceleration of royalties from sales of licensed product. Under the New Revenue Standard, up-front licensing fees will be recognized when the license is delivered to the customer and royalties from the sale of licensed product will be recognized as the underlying sales of product occur by the licensee. There were no changes in the timing of revenue recognition related to net product sales.

The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods, in thousands of dollars:

	December 31, 2017	Adjustments	January 1, 2018
	As Reported	(unaudited)	(unaudited)

Accounts receivable, net	$65,586	$1,620	$67,206
Deferred licensing revenue	287	(287)	—
Deferred licensing revenue, net of current portion	1,149	(1,149)	—
Deferred income taxes (asset)	20,843	(734)	20,109
Accumulated deficit	26,823	(2,322)	24,501

For the three months ended March 31, 2018, revenue recognized from performance obligations related to prior periods (for example, due to changes in transaction price) was not material in the aggregate for Net Product Sales, License Revenue and Royalty Revenue.

Adoption of the New Revenue Standard had no material impact on the Company’s consolidated balance sheets or statements of earnings and had no impact on cash from or used in total operating, investing or financing activities on the Company’s consolidated statements of cash flows.

In May 2017, the FASB issued ASU 2017-09, “Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting,” which clarifies when to account for a change to the terms or conditions of a share-based payment award as a modification. Under the new guidance, modification accounting is required only if the fair value, the vesting conditions, or the classification of the award (as equity or liability) changes as a result of the change in terms or conditions. ASU 2017-09 is effective for all annual periods, and interim periods within those annual periods, beginning after December 15, 2017, with early adoption permitted. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15, “Classification of Certain Cash Receipts and Cash Payments.” The standard eliminates diversity in the practice of how certain cash receipts and cash payments are presented and classified in the statement of cash flows under Topic 230, Statement of Cash Flows, and other Topics. ASU 2016-15 is effective for annual reporting periods, and interim periods therein, beginning after December 15, 2017. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

New Accounting Pronouncements Not Yet Adopted

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842).” The standard requires a lessee to recognize assets and liabilities on the balance sheet for leases with lease terms greater than 12 months. ASU 2016-02 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018, and early adoption is permitted. The Company expects the ASU to have a material impact on its consolidated balance sheet due to the recognition of assets and liabilities principally for certain leases currently accounted for as operating leases. The Company does not expect it to have a material impact on its cash flows or results of operations.

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

The Company has evaluated all other ASUs issued through the date the consolidated financial statements were issued in this Quarterly Report on Form 10-Q and believes that no other ASUs will have a material impact on the Company’s consolidated financial statements.

3.  Fair Value of Financial Instruments

The fair value of an asset or liability represents the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. Such transactions to sell an asset or transfer a liability are assumed to occur in the principal or most advantageous market for the asset or liability. Accordingly, fair value is determined based on a hypothetical transaction at the measurement date, considered from the perspective of a market participant rather than from a reporting entity’s perspective.

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

	Fair Value Measurements at
	March 31, 2018
	(unaudited)
			Significant
	Total Carrying	Quoted Prices	Other	Significant
	Value at	in Active	Observable	Unobservable
	March 31,	Markets	Inputs	Inputs
	2018	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and cash equivalents	$444,140	$444,140	$—	$—
Marketable securities	45,585	1,872	43,713	—
Long term marketable securities:
Corporate debt securities	171,916	693	171,223	—
Government debt securities	3,148	—	3,148	—
Other non-current assets:
Marketable securities - restricted (SERP)	339	—	339	—
Total assets at fair value	$665,128	$446,705	$218,423	$—

	Fair Value Measurements at
	December 31, 2017
			Significant
	Total Carrying	Quoted Prices	Other	Significant
	Value at	in Active	Observable	Unobservable
	December 31,	Markets	Inputs	Inputs
	2017	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and cash equivalents	$100,304	$100,304	$—	$—
Marketable securities	39,736	2,118	37,618	—
Long term marketable securities:
Corporate debt securities	132,477	448	132,029
Government debt securities	1,161	—	1,161
Other non-current assets:
Marketable securities - restricted (SERP)	335	—	335	—
Total assets at fair value	$274,013	$102,870	$171,143	$—

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

The carrying value, face value and estimated fair value of the 2023 Notes were approximately $318.2 million, $402.5 million and $428.7 million, respectively, as of March 31, 2018. The fair value was estimated based on actual trade information as well as quoted prices provided by bond traders, which would be characterized within Level 2 of the fair value hierarchy.

The carrying amounts of other financial instruments, including accounts receivable, accounts payable and accrued expenses approximate fair value due to their short-term maturities.

Unrestricted marketable securities held by the Company were as follows, in thousands of dollars:

At March 31, 2018 (unaudited):

Available for Sale	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate and government debt securities	$223,554	11	(2,916)	$220,649

At December 31, 2017:

Available for Sale	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate and government debt securities	$174,235	48	(909)	$173,374

The contractual maturities of the unrestricted available for sale marketable securities held by the Company were as follows, in thousands of dollars:

March 31,
2018
(unaudited)
Less Than 1 Year	$45,585
1 year to 2 years	49,737
2 year to 3 years	56,661
3 years to 4 years	68,666
Greater Than 4 Years	—
Total	$220,649

The Company has not experienced any other-than-temporary losses on its marketable securities and restricted marketable securities. The cost of securities sold is calculated using the specific identification method.

4. Inventories

Inventories consist of the following, in thousands of dollars:

	March 31,	December 31,
	2018	2017
	(unaudited)
Raw materials	$1,773	$2,995
Work in process	10,004	8,873
Finished goods	7,298	4,436
	$19,075	$16,304

5.  Property and Equipment

Property and equipment consist of the following, in thousands of dollars:

	March 31,	December 31,
	2018	2017
	(unaudited)
Lab equipment and furniture	$8,690	$8,331
Leasehold improvements	2,778	2,731
Software	2,051	2,004
Computer equipment	1,230	1,226
Construction in progress	20	178
	14,769	14,470
Less accumulated depreciation and amortization	(9,766)	(9,346)
	$5,003	$5,124

Depreciation and amortization expense on property and equipment was approximately $420,000 and $302,000 for the three months ended March 31, 2018 and 2017, respectively.

6. Intangible Assets

Intangible assets consist of patent defense costs, which are deferred legal fees incurred in conjunction with defending patents for Oxtellar XR and Trokendi XR.

The following sets forth the gross carrying amount and related accumulated amortization of the intangible assets, in thousands of dollars:

	Weighted-	March 31,	December 31,
	Average Life	2018	2017
	(unaudited)
Capitalized patent defense costs	4.75 - 9 years	$44,311	$44,185
Less accumulated amortization		(9,453)	(8,166)
		$34,858	$36,019

In March 2017, the Company entered into two settlements with various companies related to Trokendi XR patent litigation. The remaining unamortized aggregate capitalized patent defense cost for Trokendi XR have subsequently been amortized over the remaining useful life of the patents at issue, or January 1, 2023, which is the date the Company is obligated under the settlements to grant a non-exclusive license to the patents at issue.

Amortization expense on intangible assets was approximately $1.3 million and $439,000 for the three months ended March 31, 2018 and 2017, respectively.

There were no indicators of impairment identified.

7.  Accrued Expenses

Accrued expenses are comprised of the following, in thousands of dollars:

	March 31,	December 31,
	2018	2017
	(unaudited)
Accrued clinical trial and clinical supply costs	$8,590	6,996
Accrued compensation	8,228	10,279
Accrued product costs	1,976	726
Accrued professional fees	1,514	2,890
Accrued interest expense	105	—
Other accrued expenses	4,611	6,414
	$25,024	$27,305

8.   Convertible Senior Notes

On March 14, 2018, the Company entered into a Purchase Agreement (the Purchase Agreement) with Jefferies LLC, J.P. Morgan Securities LLC and Cowen and Company, LLC, as the initial purchasers (collectively, the Initial Purchasers), in connection with the offering and sale of $350 million aggregate principal amount of 2023 Notes.  The Company also granted the Initial Purchasers an over-allotment option to purchase, within a 30-day period, up to an additional $52.5 million principal amount of additional 2023 Notes on the same terms and conditions, which the Initial Purchasers exercised in full on March 15, 2018.

On March 19, 2018, the sale of the 2023 Notes was settled and the 2023 Notes were issued pursuant to an Indenture, dated as of March 19, 2018 (the Indenture), between the Company and Wilmington Trust, National Association, as trustee.  The Indenture includes customary terms and covenants, including certain events of default after which the 2023 Notes may be due and payable immediately. The 2023 Notes do not contain any financial or operating covenants or any restrictions on the payment of dividends, the issuance of other indebtedness or the issuance or repurchase of securities by the Company.

The Company will pay interest on the 2023 Notes at an annual rate of 0.625%, payable semi-annually in arrears on April 1 and October 1 of each year, beginning on October 1, 2018. The 2023 Notes will mature on April 1, 2023, unless earlier converted or repurchased by the Company.

Noteholders may convert their 2023 Notes at their option only in the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on June 30, 2018, if the last reported sale price per share of the Company’s common stock for each of at least 20 trading days (whether or not consecutive) during the 30 consecutive trading days ending on, and including the last trading day of the immediately preceding calendar quarter exceeds 130% of the conversion price, or a price of approximately $77.13 per share, on such trading day; (2) during the five consecutive business days immediately after any 10 consecutive trading day period (such 10 consecutive trading day period, the “measurement period”) in which the trading price per $1,000 principal amount of notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price per share of the Company’s common stock on such trading day and the conversion rate on such trading day; (3) upon the occurrence of certain corporate events or distributions on the Company’s common stock, as specified in the Indenture; and (4) at any time from, and including, October 1, 2022 until the close of business on the second scheduled trading day immediately before the maturity date. The Company will settle conversions by paying or delivering, as applicable, cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock, at its election, based on the applicable conversion rate. The initial conversion rate is 16.8545 shares per $1,000 principal amount of the 2023 Notes, which represents an initial conversion price of approximately $59.33 per share, and is subject to adjustment as specified in the Indenture.

If a “make-whole fundamental change” (as defined in the Indenture) occurs, then the Company will in certain circumstances increase the conversion rate for a specified period of time.  If a “fundamental change” (as defined in the Indenture) occurs, then noteholders may require the Company to repurchase their 2023 Notes at a cash repurchase price equal to the principal amount of the 2023 Notes to be repurchased, plus accrued and unpaid interest, if any.

The Company may not redeem the 2023 Notes at its option before maturity.

In the event of conversion, holders would forgo all future interest payments, any unpaid accrued interest and the possibility of further stock price appreciation. Upon the receipt of conversion requests, the settlement of the 2023 Notes will be paid pursuant to the terms of the Indenture. In the event that all of the 2023 Notes are converted, the Company would be required to repay the $402.5 million in principal value and any conversion premium in any combination of cash and shares of its common stock (at the Company’s option).

The 2023 Notes are the Company’s senior, unsecured obligations and will be equal in right of payment with the Company’s future senior, unsecured indebtedness, senior in right of payment to the Company’s future indebtedness that is expressly subordinated to the 2023 Notes and effectively subordinated to the Company’s future secured indebtedness, to the extent of the value of the collateral securing that indebtedness. The 2023 Notes will be structurally subordinated to all future indebtedness and other liabilities, including trade payables.

Convertible Notes Hedge and Warrant Transactions

In connection with the pricing of the 2023 Notes on March 14, 2018, and in connection with the exercise of the over-allotment option by the Initial Purchasers on March 15, 2018, the Company entered into separate privately negotiated convertible note hedge transactions (collectively, the Convertible Note Hedge Transactions) with each of the call spread counterparties. The Convertible Note Hedge Transactions cover, subject to customary anti-dilution adjustments substantially similar to those applicable to the 2023 Notes, the number of shares of the Company’s common stock underlying the 2023 Notes, as described above. The Company issued 402,500 convertible note hedge options, including options purchased on the exercise of the overallotment option. In the event that shares or cash are deliverable to holders of the 2023 Notes upon conversion at limits defined in the Indenture, counterparties to the convertible note hedges will be required to deliver up to approximately 6.8 million shares of the Company’s common stock or pay cash to the Company in a similar amount as the value that the Company delivers to the holders of the 2023 Notes based on a conversion price of $59.33 per share. The total cost of the convertible note hedge transactions was $92.9 million.

Concurrently with entering into the Convertible Note Hedge Transactions on each such date, the Company also entered into separate privately negotiated warrant transactions (collectively, the Warrant Transactions) with each of the call spread counterparties whereby the Company sold to the call spread counterparties warrants to purchase, subject to customary anti-dilution adjustments, up to the same number of shares of the Company’s common stock.

The Convertible Note Hedge Transactions and the Warrant Transactions are separate contracts entered into by the Company with the Call Spread Counterparties are not part of the terms of the 2023 Notes and will not affect the noteholders’ rights under the 2023 Notes. Holders of the 2023 Notes will not have any rights with respect to the Convertible Note Hedge Transactions or the

Warrant Transactions. The Company issued a total of 6,783,939 warrants. The warrants entitle the holder to one share per warrant at the strike price through 2023. The strike price of the Warrant Transactions will initially be $80.9063 per share of the Company’s common stock (subject to adjustment). The Company received proceeds of approximately $65.7 million from the sale of these warrants.

The Convertible Note Hedge Transactions are expected to reduce generally the potential dilution with respect to the Company’s common stock upon conversion of the 2023 Notes and/or offset any potential cash payments the Company is required to make in excess of the principal amount of converted 2023 Notes, as the case may be, upon any conversion of the 2023 Notes. The Warrant Transactions are intended to partially offset the cost to the Company of the purchased Convertible Note Hedge Transactions; however, the Warrant Transactions could have a dilutive effect with respect to the Company’s common stock to the extent that the market price per share of the Company’s common stock, as measured under the terms of the Warrant Transactions, exceeds the strike price of the warrants. As these transactions meet certain accounting criteria under ASC 815-40-25, the convertible note hedges and warrants are recorded in stockholders’ equity and are not accounted for as derivatives. The net cost incurred in connection with the convertible note hedges and warrant transactions was recorded as a reduction to additional paid-in capital in the consolidated balance sheet as of March 31, 2018.

In accordance with accounting guidance on embedded conversion features, the Company valued and bifurcated the conversion option associated with the 2023 Notes from the respective host debt instrument, which is referred to as debt discount, and initially recorded the conversion option of $76.4 million in additional paid-in capital on the consolidated balance sheet. The resulting debt discount on the 2023 Notes is being amortized to interest expense at an effective interest rate of 5.41% over the contractual term of the 2023 Note.

The Company incurred approximately $10.4 million of debt financing costs. Approximately $2.0 million of this amount is allocated to the additional paid-in capital and the remaining $8.4 million is recorded as deferred costs and is being amortized to interest expense over the contractual term of the 2023 Note.

The liability component of the 2023 Notes consisted of the following, in thousands of dollars, unaudited:

March 31,
2018
Principal amount of the 2023 Notes	$402,500
Debt discount	(76,434)
Deferred financing costs	(8,453)
Accretion of debt discount and deferred financing costs	612
March 31, 2018 carrying value	318,225

No 2023 Notes were converted in the three months ended March 31, 2018.

9. Summary Stockholders’ Equity

The following summary table provides details related to the activity in certain captions within Stockholders’ Equity for the three months ended March 31, 2018, in thousands of dollars:

	Common Stock	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)
	(unaudited)

Balance, December 31, 2017	$51	$294,999	$(26,823)
Cumulative-effect of adoption of ASC 606	—	—	2,322
Balance, January 1, 2018	51	294,999	(24,501)
Share-based compensation	—	2,635	—
Exercise of stock options	1	2,857	—
Equity component of convertible notes issurance, net of tax	—	56,215	—
Purchases of convertible note hedges, net of tax	—	(70,137)
Issuance of warrants	—	65,688
Net income	—	—	26,352
Balance, March 31, 2018	$52	$352,257	$1,851

10. Share-Based Payments

Stock Option Plans

The Company has adopted the Supernus Pharmaceuticals, Inc. 2012 Equity Incentive Plan, as amended (the 2012 Plan), which is stockholder approved, and provides for the grant of stock options and certain other awards, including stock appreciation rights (SAR), restricted and unrestricted stock, stock units, performance awards, cash awards and other awards that are convertible into or otherwise based on the Company’s common stock, to the Company’s key employees, directors, consultants and advisors. The 2012 Plan is administered by the Company’s Board of Directors and the Company’s Compensation Committee and provides for the issuance of up to 8,000,000 shares of the Company’s common stock. Option awards are granted with an exercise price equal to the estimated fair value of the Company’s common stock at the grant date. Option awards granted to employees, consultants and advisors generally vest in four annual installments, starting on the first anniversary of the date of the grant and have ten-year contractual terms. Option awards granted to the directors generally vest over a one year term and have ten year contractual terms.

Share-based compensation recognized related to the grant of employee and non-employee stock options, SAR, Employee Stock Purchase Plan (ESPP) awards and non-vested stock was as follows, in thousands of dollars:

	Three Months Ended March 31,
	2018	2017
	(unaudited)
Research and development	$418	$317
Selling, general and administrative	2,217	1,510
Total	$2,635	$1,827

The following table summarizes stock option and SAR activity:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)

Outstanding, December 31, 2017	4,280,670	$14.50	7.37
Granted (unaudited)	699,452	$39.40
Exercised (unaudited)	(318,851)	$8.93
Forfeited (unaudited)	(14,000)	$19.30
Outstanding, March 31, 2018 (unaudited)	4,647,271	$18.62	7.64

As of December 31, 2017:
Vested and expected to vest	4,280,670	$14.50	7.37
Exercisable	1,952,769	$9.35	6.16

As of March 31, 2018:
Vested and expected to vest (unaudited)	4,647,271	$18.62	7.64
Exercisable (unaudited)	2,433,560	$11.55	6.56

11.  Earnings per Share

Basic earnings per common share is determined by dividing earnings attributable to common stockholders by the weighted-average number of common shares outstanding during the period, without consideration of common stock equivalents. Diluted earnings per share is computed by dividing the earnings attributable to common stockholders by the weighted-average number of common share equivalents outstanding for the period. The treasury stock method is used to determine the dilutive effect of the Company’s stock option grants, SAR, warrants, potential ESPP awards, and the 2023 Notes.

The following common stock equivalents were excluded in the calculation of diluted earnings per share because their inclusion would be anti-dilutive as applied to the earnings from continuing operations applicable to common stockholders for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017
	(unaudited)
Warrants to purchase common stock	1,752,793	—
Convertible notes	22,634	—
Convertible notes hedges	23	—
Stock options, stock appreciation rights, and ESPP awards	208,661	223,273

The following table sets forth the computation of basic and diluted net earnings per share for the three months ended March 31, 2018 and 2017, in thousands of dollars, except share and per share amounts:

	Three Months Ended March 31,
	2018	2017
	(unaudited)
Numerator, in thousands:
Net earnings used for calculation of basic EPS	$26,352	$10,297

Interest expense on convertible debt	—	90
Changes in fair value of derivative liabilities	—	(54)
Loss on extinguishment of debt	—	101
Loss on extinguishment of outstanding debt, as if converted	—	(320)
Total adjustments	—	(183)
Net earnings used for calculation of diluted EPS	$26,352	$10,114

Denominator:
Weighted average shares outstanding, basic	51,536,474	50,158,634

Effect of dilutive potential common shares:
Shares underlying Convertible Senior Notes	—	683,743
Shares issuable to settle interest make-whole derivatives	—	7,012
Stock options and stock appreciation rights	2,251,872	1,915,053
Total potential dilutive common shares	2,251,872	2,605,808
Weighted average shares outstanding, diluted	53,788,346	52,764,442

Net earings per share, basic	$0.51	$0.21
Net earnings per share, diluted	$0.49	$0.19

12. Income Taxes

The following table provides a comparative summary of our income tax expense and effective tax rate for the three months ended March 31, 2018 and 2017, in thousands of dollars:

	Three Months ended March 31,
	2018	2017
	(unaudited)
Income tax expense	$4,830	$5,926
Effective tax rate	15.5%	36.5%

The income tax expense for the three months ended March 31, 2018 is driven by the U.S. federal and state income tax regulations. The decrease in the income tax expense and the decrease in effective tax rate for the three months ended March 31, 2018 as compared to the same period in the prior year is primarily attributable to the reduction of the U.S Corporation income tax rate, from 35% to 21%, as a result of Tax Cuts and Jobs Act passed on December 22, 2017.

In addition, during the first quarter of 2018, the Company recorded an income tax benefit of approximately $2.0 million, as a result of the Company recognizing excess tax benefits related to the employee exercise of stock options. This benefit caused the effective tax rate to be significantly less than the Company’s historical or statutory annual effective tax rate.

13. Commitments and Contingencies

The Company has concurrent leases for its current headquarters office and lab space that extend through April 2020. The Company may elect to extend the term of the leases for an additional five-year term. The leases provide for a tenant improvement allowance of approximately $2.1 million in aggregate. During the three months ended March 31, 2018, none of the allowance was utilized. During the three months ended March 31, 2017, $50,000 of the allowance was utilized and is included in fixed assets and deferred rent. As of March 31, 2018, $0.4 million is available for tenant improvements.

The Company has entered into a new lease agreement, effective February 27, 2018, with Rockside-700 LLC, for its new headquarters. The term of the new lease commences upon the Company’s substantial completion of the initial buildout of the premises, but in no event later than July 10, 2019, and shall continue until April 30, 2033, unless earlier terminated in accordance with the terms of the new lease (the Lease Term). Under the new lease, the Company has the option to extend the Lease Term for two additional five-year periods. The new lease provides for a tenant improvement allowance of approximately $8.9 million in aggregate. The Company has the right to terminate the lease if, by September 30, 2018, the landlord fails to obtain certain site approval pre-requisites per the lease agreement. As of March 31, 2018, none of the tenant improvement allowance has been received and the full amount of the allowance is available for tenant improvements.

Rent expense for the leased facilities and leased vehicles was approximately $0.9 million and $0.7 million for the three months ended March 31, 2018 and 2017, respectively.

Future minimum lease payments under non-cancelable operating leases as of March 31, 2018 are as follows, in thousands of dollars, unaudited:

Year ending December 31:
2018 (remaining)	2,555
2019	3,363
2020	2,665
Thereafter	301
$8,884

The Company has obtained exclusive licenses from third parties for proprietary rights to support the product candidates in the Company’s psychiatry portfolio. Under license agreements with Afecta Pharmaceuticals, Inc. (Afecta), the Company has exclusive worldwide rights to selected product candidates, including an exclusive license to SPN-810. The Company may pay up to $300,000 upon the achievement of certain milestones, none of which was owed as of March 31, 2018. The Company is obligated to pay royalties to Afecta as a low single digit percentage of worldwide net product sales.

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

14. Collaboration Agreements

In the third quarter of 2014, the Company received a $30.0 million payment pursuant to a Royalty Interest Acquisition Agreement related to the purchase by HC Royalty of certain of the Company’s rights under the agreement with United Therapeutics Corporation related to the commercialization of Orenitram (treprostinil) Extended-Release Tablets. The Company will retain full ownership of the royalty rights if and when a certain cumulative payment threshold is reached per the terms of the agreement. The Company has recorded a non-recourse liability related to this transaction and has begun to amortize this amount to recognize non-cash royalty revenue. Revenue recognition is based on estimated net product sales by United Therapeutics that result in payments made from United Therapeutics to HC Royalty in connection with these agreements. The Company also recognized non-cash interest expense related to this liability that accrues at an effective interest rate, which is determined based on projections of HC Royalty’s rate of return.

The Company recognized non-cash royalty revenue of $1.3 million for the three months ended March 31, 2018 as compared to $1.1 million for the three months ended March 31, 2017. The Company recognized non-cash interest expense of $0.7 million for the three months ended March 31, 2018 as compared to $1.0 million for the three months ended March 31, 2017.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to help the reader understand the results of operations and the financial condition of Supernus Pharmaceuticals, Inc. (the Company, we, us, or our). The interim financial statements included in this report and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our audited consolidated financial statements and notes thereto for the year ended December 31, 2017 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 1, 2018.

In addition to historical information, this Quarterly Report on Form 10-Q  contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. These forward-looking statements may include declarations regarding the Company’s belief or current expectations of management, such as statements including the words “budgeted,” “anticipate,” “project,” “estimate,” “expect,” “may,” “believe,” “potential,” and similar statements or expressions, which are intended to be among the statements that are forward-looking statements, as such statements reflect the reality of risk and uncertainty that is inherent in our business. Actual results may differ materially from those expressed or implied by such forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which are made as of the date this report was filed with the Securities and Exchange Commission. Our actual results and the timing of events could differ materially from those discussed in our forward-looking statements as a result of many factors, including those set forth under the “Risk Factors” section of our Annual Report on Form 10-K and elsewhere in this report as well as in other reports and documents we file with the Securities and Exchange Commission from time to time. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances occurring after the date of this Quarterly Report on Form 10-Q.

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

Oxtellar XR and Trokendi XR are the first once-daily extended release oxcarbazepine and topiramate products, launched in 2013 for the treatment of epilepsy in the U.S. market. During 2017, we launched Trokendi XR for the additional indication of prophylaxis of migraine headache in adults and adolescents. These products differ from immediate release products by offering once-daily dosing and unique pharmacokinetic profiles which we believe can have positive clinical effects for many patients. We believe a once-daily dosing regimen improves adherence, making it more probable that patients maintain sufficient levels of medication in their bloodstream to protect against seizures and migraines. In addition, we believe that the unique smooth and steady pharmacokinetic profiles of our once-daily formulations reduce the peak to trough blood level fluctuations that are typically associated with immediate release products and which may result in increased adverse events (AEs), more side effects and decreased efficacy.

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

**                                  Initial program is for IA in patients with ADHD, with plans to add other indications, such as IA in patients with autism, PTSD, bipolar disorder, schizophrenia, and some forms of dementia.

We are continuing to expand our intellectual property portfolio to provide additional protection for our technologies, products, and product candidates. We currently have eight U.S. patents issued covering Oxtellar XR and nine U.S. patents issued covering Trokendi XR, with the patents expiring no earlier than 2027 for each product.

Commercial Products

Trokendi XR

Trokendi XR, the first once-daily extended release topiramate product indicated for patients with epilepsy in the U.S. market, is designed to improve patient adherence over the current immediate release products, which must be taken multiple times per day. In 2017, we launched Trokendi XR for prophylaxis of migraine headache in adults and adolescents.

Oxtellar XR

Oxtellar XR is the only once-daily extended release oxcarbazepine product indicated for the treatment of patients with epilepsy in the U.S. as adjunctive therapy.

Product Prescriptions

We expect the number of prescriptions filled for Oxtellar XR and Trokendi XR to continue to increase through 2018 and in subsequent years. Data from IQVIA (formerly Intercontinental Marketing Services (IMS)) shows that 200,878 total prescriptions were filled for both of these drugs during the three months ended March 31, 2018, which is 49% higher than the 134,644 prescriptions reported for the same prior year period.

Total prescriptions for Trokendi XR increased by 62,616 or 62% in first quarter of 2018 over the first quarter of 2017. Total prescriptions for Oxtellar XR increased by 3,618 or 11% in first quarter of 2018 over the first quarter of 2017.

Patents

We are in litigation versus TWi Pharmaceuticals, Inc. alleging infringement of some our Orange Book listed Oxtellar XR patents. In August 2017, we prevailed against TWi in the U.S. District Court for the District of New Jersey. TWi has appealed the decision to the U.S. Court of Appeals for the Federal Circuit. (See Part II, Item 1—Legal Proceedings for additional information.)

Product Candidates

SPN-810

We are developing SPN-810 as a novel treatment for IA in children and adolescents who have ADHD. SPN-810 has been granted fast-track designation by the U.S. Food and Drug Administration (FDA). One of our Phase III clinical trials (P301) is being conducted under a Special Protocol Assessment (SPA) with the FDA, using a novel measurement scale developed by us. We initiated two Phase III clinical trials in 2015 (P301 and P302) in children, using the same trial design and the same novel measurement scale except that under the SPA, an interim analysis was conducted in the first trial when one-half of the patients (146 patients) reached randomization. The purpose of the interim analysis was to assess the efficacy of the doses being tested and to allow for optimization of the trial design of both trials.

The interim analysis was completed and both trials will continue through completion. The results of the interim analysis led to our discontinuing the 18 mg dose arm. Moving forward, all patients in each of the two trials are randomized to either the 36 mg dose arm or placebo until the predetermined total number of patients are enrolled in each of the two trials. We expect patient enrollment to continue through mid-2018, with data from the trials anticipated by the first quarter of 2019.

A Phase III trial for SPN-810 treating IA in adolescents who have ADHD is anticipated to start mid-2018. Patients completing the Phase III trials can continue treatment under our open label extension trial.

SPN-812

SPN-812 is being developed as a novel non-stimulant treatment for ADHD. During 2016, we completed a Phase IIb dose ranging trial and announced positive topline results. Subsequent to the end of Phase II meeting with the FDA in June 2017, we initiated four Phase III clinical trials for SPN-812 in September of 2017. The program consists of four three-arm, placebo-controlled trials: two children trials and two adolescent trials. We expect patient enrollment to continue through mid-2018 and to have data from this Phase III program available by the first quarter of 2019. Patients completing the Phase III trials can continue treatment under our open label extension trial.

We expect to incur significant research and development expenses related to the continued development of each of our product candidates from 2018 through FDA approval or until the program terminates.

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

We believe the following accounting policies and estimates to be critical:

Revenue Recognition

Revenue from product sales is recognized when control of our products is transferred to the customer, who are wholesalers and pharmaceutical distributors. Product sales are recorded net of various forms of variable consideration, including estimated rebates, chargebacks, allowances, discounts, patient co-pay assistance and other deductions as well as estimated product returns (collectively, “sales deductions”)

We derive our estimated sales deductions from an analysis of historical levels of deductions specific to each product, as well as contractual terms with our customers. In addition, we also consider the impact of actual or anticipated changes in product price, sales trends and changes in managed care coverage and co-pay assistance programs. We adjust our estimates at the earlier of when the most likely amount of consideration we expect to receive changes or when the consideration becomes fixed. For a complete description of Trokendi XR and Oxtellar XR gross revenues and gross to net adjustments, see Part I, Item 1, Financial Statements, Note 2, Revenue from Product Sales.

Income Taxes

The provision for income tax is calculated based on our assumptions as to our entitlement to various benefits under the applicable tax laws in the jurisdictions in which we operate. The entitlement to such benefits depends upon our compliance with the terms and conditions set out in those laws.

We utilize the asset and liability method of accounting for income taxes. Deferred tax assets and liabilities are determined based on the difference between the financial statement carrying amounts and the tax basis of assets and liabilities using enacted tax rates in effect for the year in which the temporary differences are expected to reverse. Valuation allowances are provided if, based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In the determination of the appropriate valuation allowances, we have considered the most recent projections of future business results and prudent tax planning strategies that may allow us to realize the deferred tax assets.

Accounting for uncertainty in income taxes requires that tax benefits recognized in the financial statements must be at least more likely than not of being sustained based on technical merits. The amount of benefits recorded for these positions is measured as the largest benefit more likely than not to be sustained. We evaluate these uncertain tax positions and adjust the related tax asset and liabilities in light of changing facts and circumstances. Significant judgment is required in making these determinations and assessments. To the extent future expectation changes, we would assess the recoverability of our deferred tax assets at that time and record adjustments to the income tax expense in that period.

On December 22, 2017, the Tax Cuts and Jobs Act (Tax Act) was enacted in to law. The Tax Act, among other provisions, decreased the U.S. statutory corporate tax rate for years beginning after December 31, 2017 from 35% to 21% effective January 1, 2018. We have estimated the impact of the Tax Act by incorporating assumptions based upon our current interpretation and analysis of the law to date. The Company does not anticipate material adjustments to the provision amounts; however, final amounts could vary from these provisional amounts. The Act requires significant judgments in interpreting the provisions, analysis of information not previously relevant, and estimates and calculations not previously required. The U.S. Treasury Department, the Internal Revenue Service (IRS), and other standard-setting bodies could interpret or issue guidance on how provisions of the Tax Act will be applied or otherwise administered that may be different from our interpretation. As we complete our analysis of the Tax Act, collect and prepare necessary data, and interpret any additional guidance, we may make adjustments to provisional amounts that we have recorded that may impact our provision for income taxes in the period in which the adjustments are made.

Research and Development Expenses and Related Accrued Clinical Expenses

Research and development expenditures are expensed as incurred. Research and development costs primarily consist of employee-related expenses, including salaries and benefits; share-based compensation expense; expenses incurred under agreements with clinical research organizations (CROs), fees paid to investigators who are participating in our clinical trials, consultants and other vendors that conduct the Company’s clinical trials; the cost of acquiring and manufacturing clinical trial materials; the cost of manufacturing materials used in process validation, to the extent that those materials are manufactured prior to receiving regulatory approval for those products and are not expected to be sold commercially; facilities costs that do not have an alternative future use; related depreciation and other allocated expenses; license fees for and milestone payments related to in-licensed products and technologies; and costs associated with animal testing activities and regulatory approvals.

Clinical trials are inherently complex and often involve multiple service providers. Because billing for services often lags by a substantial amount of time, we often are required to estimate and accrue a significant portion of our clinical expenses. This process involves reviewing open contracts and communicating with our subject matter expert personnel and the appropriate service provider personnel to identify services that have been performed on our behalf but for which no invoice has been received. We accrue for the estimated but unbilled services performed and the associated cost incurred.

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

Results of Operations

Comparison of the three months ended March 31, 2018 and March 31, 2017

	Three Months ended March 31,		Increase/
	2018	2017	(decrease)
	(unaudited, in thousands)
Revenue
Net product sales	$89,120	$56,369	32,751
Royalty revenue	1,309	1,149	160
Licensing revenue	—	58	(58)
Total revenue	90,429	57,576
Costs and expenses
Cost of product sales	3,278	2,949	329
Research and development	18,908	9,601	9,307
Selling, general and administrative	36,849	28,238	8,611
Total costs and expenses	59,035	40,788
Operating earnings	31,394	16,788
Other income (expense)
Interest income	1,206	531	675
Interest expense	(717)	(90)	627
Interest expense-nonrecourse liability related to sale of future royalties	(701)	(959)	(258)
Changes in fair value of derivative liabilities	—	54	(54)
Loss on extinguishment of debt	—	(101)	(101)
Total other expenses	(212)	(565)
Earnings before income taxes	31,182	16,223
Income tax expense	4,830	5,926	(1,096)
Net earnings	$26,352	$10,297

Net Product Sales.  The increase in net product sales from 2017 to 2018 is primarily driven by increased prescription volume generated by the launch of the migraine indication for Trokendi XR in April 2017. Price increases in 2017 and 2018 also contributed to the increase in net product sales. Net product sales are based on gross revenue from shipments to wholesalers and distributors, less estimates for discounts, rebates, allowances, other sales deductions and returns.

The table below lists our net product sales by product, in thousands.

	Net Product Sales		Change in Net Product
	Q1 2018	Q1 2017	Sales (%)
	(unaudited)

Trokendi XR	$70,555	$42,009	68.0%
Oxtellar XR	18,565	14,360	29.3%
Total	$89,120	$56,369	58.1%

Royalty Revenue. Non-cash royalty revenue for the three months ended March 31, 2018 and 2017 was $1.3 million and $1.1 million, respectively. Royalty revenue includes non-cash royalty from the Healthcare Royalty Partners III, L.P. (HC Royalty) agreement and royalty from collaboration partners. The increase is primarily due to increased non-cash royalty revenue as a result of increased sales of Orenitram.

Licensing Revenue. There was no milestone revenue earned during the three months ended March 31, 2018. Total licensing revenue for the three months ended March 31, 2017 was $58,000. The decrease from prior year is primarily due to the adoption of the new revenue recognition standard (ASC 606), which resulted in accelerated amortization of previously deferred up-front license revenue. The impact of the adoption was recorded as adjustment in the opening balance of the retained earnings.

Cost of Product Sales. Cost of product sales during the three months ended March 31, 2018 was $3.3 million, an increase of $0.4 million, or 12%, as compared to $2.9 million for the three months ended March 31, 2017. The quarter over quarter increase is attributable primarily to increased net product unit volume, offset by manufacturing efficiencies.

Research and Development Expense.  Research and development (R&D) expenses during the three months ended March 31, 2018 were $18.9 million as compared to $9.6 million for the three months ended March 31, 2017, an increase of $9.3 million or 97%. This increase is primarily due to the initiation of the four Phase III clinical trials for SPN-812, ongoing patient recruitment for the Phase III trials for SPN-810, and their related open label extension trials.

The table below shows the comparison of selling and marketing and general and administrative expenses for the three months ended March 31, 2018 and 2017:

	Selling, General and Administrative Expense
	Three Months Ended March 31,
	2018	2017	Change (%)
	(unaudited, in thousands)

Selling and Marketing	$26,676	$21,648	23.2%
General and Administrative	10,173	6,590	54.4%
Total	$36,849	$28,238	30.5%

Selling and Marketing.  The increase in selling and marketing expenses of approximately $5.0 million for the three months ended March 31, 2018 as compared to 2017, is primarily the result of an increase in salesforce headcount and headcount related expenses, coupled with development, production, and execution of promotional and marketing programs to support the launch of the migraine indication for Trokendi XR in April 2017. Of this total, approximately $3.1 million is due to increased compensation, benefits and other employee-related expenses associated with increased headcount in our field sales force. In addition, approximately $1.0 million is due to increased expenses for marketing programs, speaker programs, and consulting services to support our commercial products, particularly the launch of the migraine indication for Trokendi XR in 2017.

General and Administrative.  General and administrative expenses (G&A) increased by $3.6 million for the three months ended March 31, 2018, as compared to 2017. Of this total, approximately $1.3 million is due to increased compensation, benefits and other employee-related expenses associated with increased administrative headcount and approximately $0.9 million is due to an increase in patent amortization expense.

Interest Income. For the three months ended March 31, 2018 and 2017, we recognized $1.2 million and $0.5 million, respectively, of interest income earned on our cash, cash equivalents and marketable securities. The increase is primarily attributable to an increase in cash, cash equivalents and marketable securities holdings quarter over quarter.

Interest Expense.  Interest expense was $0.7 million for the three months ended March 31, 2018 as compared to $90,000 for the three months ended March 31, 2017. The increase of $0.6 million was primarily due to the interest on the 0.625% Convertible Senior Notes due 2023 (2023 Notes) entered into in 2018.

Interest Expense—Non-recourse Liability Related to Sale of Future Royalties. Non-cash interest expense related to our non-recourse royalty liability was $0.7 million for the three months ended March 31, 2018 as compared to $1.0 million for the three months ended March 31, 2017. The decrease of $0.3 million for this non-cash expense was primarily due to reduction in the principal amount of the liability related to the sale of future royalties on Orenitram.

Changes in Fair Value of Derivative Liability.  The “make-whole fundamental change” provision (as defined in the Indenture governing the 7.5% Convertible Senior Secured Notes due 2019 expired in May 2017. For the three months ended March 31, 2017, we recognized a non-cash gain of $54,000 related to a change in the estimated fair value of the interest make-whole derivative liability of the 2019 Notes. For the three months ended March 31, 2018, there was no derivative liability recorded in connection with the 2023 Notes.

Loss on Extinguishment of Debt.  There were no 2023 Notes converted in the three month ended March 31, 2018. For the three months ended March 31, 2017, we recognized a non-cash loss on extinguishment of debt of $0.1 million related to the conversion of $1.0 million aggregate principal amount of the 2019 Notes.

Income Tax.  For the three months ended March 31, 2018, we recorded $4.8 million of income tax expense. The decrease of $1.1 million from the three months ended March 31, 2017 is primarily due to the reduction of the U.S Corporation income tax rate from, 35% to 21%, as a result of the Tax Cuts and Jobs Act passed on December 22, 2017 and the tax benefit from the exercise of employee stock options.

Net Earnings.  Net earnings for the three months ended March 31, 2018 were $26.4 million, compared to net earnings of $10.3 million during the three months ended March 31, 2017, an increase of $16.1 million. This increase was primarily due to the revenue generated from our two commercial products, Trokendi XR and Oxtellar XR, offset by an increase in R&D and SG&A spending.

Liquidity and Capital Resources

We believe our increasing levels of net product sales will be sufficient to finance our operations in 2018 and subsequent years, including the increased R&D expenses for our clinical trials, increased expenses to support our commercial products, and the increased expenses in anticipation of launching our product candidates. We expect to incur significantly increased R&D expenses for 2018 to support the development of SPN-810 and SPN-812, including their respective Phase III trials. We expect our selling, general and administrative expenses to continue to increase in the foreseeable future, as we continue to invest in the commercialization of Trokendi XR and Oxtellar XR, and in areas such as compliance, finance, management of our intellectual property portfolio, information technology systems, and personnel, in each case, commensurate with the growth of our business.

Our working capital at March 31, 2018 was $464.2 million, an increase of $358.7 million compared to our working capital of $105.5 million at December 31, 2017. This increase is primarily attributable to the net proceeds generated by the issuance of $402.5 million in convertible notes. In addition, our long term marketable securities at March 31, 2018 were $175.0 million, an increase of $41.4 million, as compared to $133.6 million at December 31, 2017.

Our stockholders’ equity increased by $84.4 million during the three months ended March 31, 2018, primarily as a result of net earnings, option exercises, share-based compensation, issuance of the convertible notes and warrants, offset by purchase of convertible note hedges.

On March 14, 2018, we issued $402.5 million in aggregate principal amount of 0.625% Convertible Senior Notes due 2023 (2023 Notes) pursuant to an indenture, dated as of March 19, 2018 (the Indenture) between us and Wilmington Trust, National Association, as trustee. The Indenture includes customary terms and covenants, including certain events of default after which the 2023 Notes may be due and payable immediately. Interest on the notes, at an annual rate of 0.625%, is payable semi-annually in arrears on April 1 and October 1 of each year. As of March 31, 2018, outstanding aggregate principal amount of 2023 Notes was $402.5 million. We will settle conversions by paying or delivering, as applicable, cash, shares of our common stock or a combination of cash and shares of the Company’s common stock, at its election, based on applicable conversion rate. The initial conversion rate is 16.8545 shares per $1,000 principal amount of the 2023 Notes, which represents an initial conversion price of approximately $59.33 per share, and is subject to adjustments specified in the Indenture. We may not redeem the 2023 Notes at our option before maturity.

We also entered into separately negotiated convertible note hedge transactions (collectively, the Convertible Note Hedge Transactions). The Convertible Note Hedge Transactions cover, subject to customary anti-dilution adjustments substantially similar to those applicable to the 2023 Notes, the number of shares of our common stock underlying the 2023 Notes. Concurrently with entering into the Convertible Note Hedge Transactions on each such date, we also entered into separate privately negotiated warrant transactions (collectively, the Warrant Transactions) whereby we sold warrants to purchase, subject to customary anti-dilution adjustments, up to the same number of shares of our common stock. The Convertible Note Hedge Transactions and the Warrant Transactions are separate contracts entered into by the Company. The Convertible Note Hedge Transactions are expected to reduce generally the potential dilution with respect to the Company’s common stock upon conversion of the 2023 Notes and/or offset any potential cash payments we are required to make in excess of the principal amount of converted Notes, as the case may be, upon any conversion of the 2023 Notes. The Warrant Transactions are intended to partially offset the cost to the purchased Convertible Note Hedge Transactions; however, the Warrant Transactions could have a dilutive effect with respect to our common stock to the extent that the market price per share of our common stock, as measured under the terms of the Warrant Transactions, exceeds the strike price of the warrants.

We achieved positive cash flow and profitability from operations in the three months ended March 31, 2018 and 2017. While we expect continued profitability in 2018 as we continue to increase sales, we anticipate there may be significant variability from quarter to quarter in our level of profitability due to increasing spending to advance our clinical product candidates.

Cash Flows

The following table sets forth the major sources and uses of cash for the periods set forth below (summarized, in thousands):

	Three Months Ended March 31,
	2018	2017	Change
	(unaudited)
Net cash provided by (used in):

Operating activities	$27,133	$13,358	$13,775

Investing activities	(51,010)	(20,761)	(30,249)

Financing activities	367,713	604	367,109

Net increase in cash and cash equivalents	$343,836	$(6,799)	$350,635

Operating Activities

Net cash provided by operating activities is comprised of two components: cash provided by operating earnings and cash provided by changes in working capital.

Results for the three months ended March 31, 2018 and March 31, 2017 are summarized below, in thousands:

	Three Months Ended March 31,
	2018	2017	Change
	(unaudited)

Cash provided by operating earnings	$29,676	$16,667	$13,009

Cash used in working capital	(2,543)	(3,309)	766

Net cash provided by operating activities	$27,133	$13,358	$13,775

The increase in net cash provided by operating activities is primarily driven by increased revenue generated from product sales of Trokendi XR and Oxtellar XR. The increase in cash provided by changes in working capital is primarily driven by increased accrued sales deductions associated with our increased revenue.

The changes in certain operating assets and liabilities are, in thousands:

	Three Months Ended March 31,
	2018	2017	Explanation of Change
	(unaudited)

(Increase) Decrease in accounts receivable	$(798)	$2,643	Increased product sales.
Increase in inventory	(2,771)	(2,366)	Increased product sales.
Increase in prepaid expenses, other current assets, and other non-current assets	(404)	(1,619)	Progress of clinical trials and timing differences primarily related to prepayment of insurance in first quarter of 2017.
Increase (decrease) in accounts payable, accrued sales deductions, accrued expenses, and income taxes payable	446	(1,823)	Timing of accruals, including compensation, clinical trials, increased accrued sales deductions due to increased product sales, and increased taxes payable.
Other	984	(144)
	$(2,543)	$(3,309)

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

Net cash used in investing activities for the three months ended March 31, 2018 of $51.0 million related to net purchase of marketable securities of $50.4 million, property and equipment purchases of $0.3 million and patent defense costs of $0.3 million. Net cash used in investing activities for the three months ended March 31, 2017 of $20.8 million related to net purchase of marketable securities of $17.1 million, property and equipment purchases of $0.3 million and patent defense costs of $3.4 million.

Financing Activities

Net cash provided by financing activities of $367.7 million and $0.6 million for the three months ended March 31, 2018 and 2017, respectively, is from proceeds from issuance of convertible notes and warrants, offset by payments made for the convertible note hedges, and from proceeds received from issuance of common stock due to stock option exercises and financing costs.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations and commitments as of March 31, 2018 (except as noted below), in thousands, unaudited:

	Less than	1 - 3	3 - 5	Greater than
Contractual Obligations	1 Year	Years	Years	5 Years	Total

Convertible Senior Notes (1)	$—	$	$402,500	$—	$402,500
Interest on Convertible Notes (1)	2,516	5,031	5,031	—	12,578
Operating Leases (2)	3,401	7,362	4,217	26,649	41,629
Purchase Obligations (3)	191,029	22,115	43	—	213,187
Total (4)	$196,946	$34,508	$411,791	$26,649	$669,894

(1)                                 Relates to the 2023 Notes (see Note 8 in the Notes to the Consolidated Financial Statements in Part I.)

(2)                                 Our commitments for operating leases relate to our lease of office equipment, fleet vehicles and lease of current and new headquarters office and laboratory space as of March 31, 2018. We have the right to terminate the new headquarter lease if, by September 30, 2018, the landlord fails to obtain certain site approval pre-requisites per the lease agreement.

(3)                                 Relates primarily to agreements and purchase orders with contractors and vendors.

(4)                                 This table does not include (a) any milestone payments which may become payable to third parties under license agreements or contractual agreements regarding our clinical trials, as the timing and likelihood of such payments are not known, (b) any royalty payments to third parties as the amounts, timing and likelihood of such payments are not known and (c) contracts that are entered into in the ordinary course of business which are not material in the aggregate in any period presented above.

(5)                                 As of March 31, 2018, we had liabilities related to uncertain tax positions. Due to uncertainties in the timing of potential tax audits, the timing of the resolution of these positions is uncertain and we are unable to make a reasonably reliable estimate of the timing of payments in individual years beyond 12 months. As a result, liabilities related to uncertain tax positions are not included in the above table.

In addition to the above table, we are contractually obligated to pay to HC Royalty all royalty payments earned under a licensing agreement with United Therapeutics Corporation. Although we have recorded a liability of $25.8 million at March 31, 2018 related to this obligation, it is a non-recourse liability for which we have no obligation to make any cash payments to HC Royalty. Accordingly, this obligation will have no impact on our liquidity at any time. Therefore the non-recourse liability has not been included in the table above.

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

We have also entered into a purchase and sale agreement with Rune HealthCare Limited (Rune), where we obtained the exclusive worldwide rights to a product concept from Rune. There are no future milestone payments owing to Rune under this agreement. If we receive approval to market and sell any products based on the Rune product concept for SPN-809, we will be obligated to pay royalties at a low single digit percentage of worldwide net sales.

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

Recently Issued Accounting Pronouncements

For a discussion of new accounting pronouncements, see Note 2 in the Notes to the Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The primary objective of our investment activities is to preserve our capital to fund operations and to facilitate business development activities. We also seek to maximize income from our investments without assuming significant interest rate or liquidity risk. Our exposure to market risk is confined to our cash, cash equivalents, marketable securities and long term marketable securities. As of March 31, 2018, we had unrestricted cash, cash equivalents, marketable securities and long term marketable securities of $664.8 million. We do not engage in any hedging activities against changes in interest rates. Because of the short-term maturities of our cash, cash equivalents, marketable securities and long term marketable securities and because we generally hold these securities to maturity, we do not believe that an increase in market rates would have any significant impact on the realizable value of our investments. We do not have any currency or other derivative financial instruments other than the outstanding warrants to purchase common stock and the convertible note hedges.

We may contract with CROs and investigational sites globally. Currently, we do not have ongoing trials outside the United States. We do not hedge our foreign currency exchange rate risk. Transactions denominated in currencies other than the U.S. dollar are recorded based on exchange rates at the time such transaction arises. As of December 31, 2017, substantially all of our total liabilities were denominated in the U.S. dollar. Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation and changing prices over the three months ended March 31, 2018 and March 31, 2017 had a significant impact on our consolidated results of operations.

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

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2018, the end of the period covered by this report. Based on that evaluation, under the supervision and with the participation of our management, including our CEO and CFO, we concluded that our disclosure controls and procedures were effective as of March 31, 2018.

Changes in Internal Control over Financial Reporting

Our management, including our CEO and CFO, has evaluated any changes in our internal control over financial reporting that occurred during the three months ended March 31, 2018, and has concluded that there was no change that occurred during the three months ended March 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

From time to time and in the ordinary course of business, we are subject to various claims, charges and litigation. We may be required to file infringement claims against third parties for the infringement of our patents. We have filed such claims previously for infringement of the Orange Book patents listed for our products Oxtellar XR and Trokendi XR.  Currently, we are in litigation versus TWi Pharmaceuticals, Inc. as summarized below.

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

Item 1A. Risk Factors

Investing in our common stock involves a high degree of risk. Before making an investment decision, you should carefully consider the risks described below with all of the other information we include in this Quarterly Report on Form 10-Q, including our condensed consolidated financial statement and related notes, and the additional information in the other reports we file with the Securities and Exchange Commission. These risks may result in material harm to our business and our financial condition and results of operations. In this event, the market price of our common stock may decline and you could lose part or all of your investment.

The risks described below reflect substantive changes from, or additions to, the risks described in our Annual Report on Form 10-K for the year ended December 31, 2017.

Our indebtedness and liabilities could limit the cash flow available for our operations, expose us to risks that could adversely affect our business, financial condition and results of operations and impair our ability to satisfy our obligations under the notes.

We incurred $402.5 million of additional indebtedness as a result of the sale of 0.625% Convertible Senior Notes due 2023 (the “Notes”). We may also incur additional indebtedness to meet future financing needs. Our indebtedness could have significant negative consequences for our security holders and our business, results of operations and financial condition by, among other things:

•                  increasing our vulnerability to adverse economic and industry conditions;

•                  limiting our ability to obtain additional financing;

•                  requiring the dedication of a substantial portion of our cash flow from operations to service our indebtedness, which will reduce the amount of cash available for other purposes;

•                  limiting our flexibility to plan for, or react to, changes in our business;

•                  diluting the interests of our existing stockholders as a result of issuing shares of our common stock upon conversion of the Notes; and

•                  placing us at a possible competitive disadvantage with competitors that are less leveraged than us or have better access to capital.

Our business may not generate sufficient funds, and we may otherwise be unable to maintain sufficient cash reserves, to pay amounts due under our indebtedness, including the notes, and our cash needs may increase in the future.

The issuance or sale of shares of our common stock, or rights to acquire shares of our common stock, could depress the trading price of our common stock and the Notes.

We may conduct future offerings of our common stock, preferred stock or other securities that are convertible into or exercisable for our common stock to finance our operations or fund acquisitions, or for other purposes. In addition, as of March 31, 2018, 4,647,271 shares of our common stock were reserved for future issuance upon the exercise of outstanding options, 2,657,980 shares were reserved for future issuance under our 2012 Equity Incentive Plan and 225,794 shares were reserved for future issuance under our 2012 Employee Stock Purchase Plan. The indenture for the Notes will not restrict our ability to issue additional equity securities in the future.  If we issue additional shares of our common stock or rights to acquire shares of our common stock, if any of our existing stockholders sells a substantial amount of our common stock, or if the market perceives that such issuances or sales may occur, then the trading price of our common stock, and, accordingly, the notes may significantly decrease. In addition, our issuance of additional shares of common stock will dilute the ownership interests of our existing common stockholders, including noteholders who have received shares of our common stock upon conversion of their notes.

We may be unable to raise the funds necessary to repurchase the Notes for cash following a fundamental change, or to pay any cash amounts due upon conversion, and our other indebtedness may limit our ability to repurchase the notes or pay cash upon their conversion.

Noteholders may require us to repurchase their Notes following a fundamental change at a cash repurchase price generally equal to the principal amount of the notes to be repurchased, plus accrued and unpaid interest, if any.  In addition, upon conversion, we must satisfy part or all of our conversion obligation in cash unless we elect to settle conversions solely in shares of our common stock.  We may not have enough available cash or be able to obtain financing at the time we are required to repurchase the notes or pay the cash amounts due upon conversion.  In addition, applicable law, regulatory authorities and the agreements governing our other indebtedness may restrict our ability to repurchase the notes or pay the cash amounts due upon conversion. Our failure to repurchase Notes or to pay the cash amounts due upon conversion when required will constitute a default under the indenture. A default under the indenture or the fundamental change itself could also lead to a default under agreements governing our other indebtedness, which may result in that other indebtedness becoming immediately payable in full. We may not have sufficient funds to satisfy all amounts due under the other indebtedness and the notes.

Provisions in the indenture could delay or prevent an otherwise beneficial takeover of us.

Certain provisions in the Notes and the indenture could make a third party attempt to acquire us more difficult or expensive. For example, if a takeover constitutes a fundamental change, then noteholders will have the right to require us to repurchase their Notes for cash. In addition, if a takeover constitutes a fundamental change, then we may be required to temporarily increase the conversion rate of the Notes. In either case, and in other cases, our obligations under the Notes and the indenture could increase the cost of acquiring us or otherwise discourage a third party from acquiring us or removing incumbent management, including in a transaction that noteholders or holders of our common shares may view as favorable.

The accounting method for the Notes could adversely affect our reported financial condition and results.

The accounting method for reflecting the Notes on our balance sheet, accruing interest expense for the Notes and reflecting the underlying shares of our common stock in our reported diluted earnings per share may adversely affect our reported earnings and financial condition.

We expect that, under applicable accounting principles, the initial liability carrying amount of the Notes will be the fair value of a similar debt instrument that does not have a conversion feature, valued using our cost of capital for straight, unconvertible debt. We expect to reflect the difference between the net proceeds from this offering and the initial carrying amount as a debt discount for accounting purposes, which will be amortized into interest expense over the term of the notes. As a result of this amortization, the interest expense that we expect to recognize for the Notes for accounting purposes will be greater than the cash interest payments we will pay on the Notes, which will result in lower reported net income. The lower reported income resulting from this accounting treatment could depress the trading price of our common stock and the notes.

In addition, because we intend to settle conversions by paying the conversion value in cash up to the principal amount being converted and any excess in shares, we expect to be eligible to use the treasury stock method to reflect the shares underlying the notes in our diluted earnings per share. To apply the treasury stock method, we will need to consider on a quarterly basis our ability and intent to settle conversions by paying the conversion value in cash up to the principal amount being converted. Under the treasury method, if the conversion value of the Notes exceeds their principal amount for a reporting period, then we will calculate our diluted earnings per share assuming that all the Notes were converted and that we issued shares of our common stock to settle the excess.  However, if reflecting the Notes in diluted earnings per share in this manner is anti-dilutive, or if the conversion value of the Notes does not exceed their principal amount for a reporting period, then the shares underlying the Notes will not be reflected in our diluted earnings per share.  If accounting standards change in the future or we determine that we are no longer able or intend to settle the conversion value in cash up to the principal amount being converted, and we, therefore, are not permitted to use the treasury stock method, then our diluted earnings per share may decline.

Furthermore, if any of the conditions to the convertibility of the notes is satisfied, then we may be required under applicable accounting standards to reclassify the liability carrying value of the notes as a current, rather than a long-term, liability. This reclassification could be required even if no noteholders convert their notes and could materially reduce our reported working capital.

The convertible note hedge transactions and the warrant transactions may affect the value of the notes and our common stock.

In connection with the pricing of the Notes, we entered into privately negotiated convertible note hedge transactions with the hedge counterparties. The convertible note hedge transactions cover, subject to customary anti-dilution adjustments, the number of shares of common stock that will initially underlie the Notes sold. We also entered into separate, privately negotiated warrant transactions with the hedge counterparties relating to the same number of shares of our common stock, subject to customary anti-dilution adjustments.

In connection with establishing their initial hedge positions with respect to the convertible note hedge transactions and the warrant transactions, we believe that the hedge counterparties and/or their affiliates entered into various cash-settled, over-the-counter derivative transactions with respect to our common stock and/or purchase shares of our common stock concurrently. In addition, we expect that the hedge counterparties and/or their affiliates will modify their hedge positions with respect to the convertible note hedge transactions and the warrant transactions from time to time, and are likely to do so during any observation period (as defined in the indenture) for the Notes, by purchasing and/or selling shares of our common stock and/or other securities of ours, including the Notes in privately negotiated transactions and/or open-market transactions or by entering into and/or unwinding various over-the-counter derivative transactions with respect to our common stock.

The effect, if any, of these activities on the market price of our common stock and the trading price of the Notes will depend on a variety of factors, including market conditions, and cannot be ascertained at this time. Any of these activities could, however, adversely affect the market price of our common stock and/or the trading price of the Notes and, consequently, adversely affect your ability to convert the notes and/or the value of the consideration that you receive upon conversion of the notes. In addition, the hedge counterparties and/or their affiliates may choose to engage in, or to discontinue engaging in, any of these transactions with or without notice at any time, and their decisions will be in their sole discretion and not within our control.

We are subject to counterparty risk with respect to the convertible note hedge transactions.

The hedge counterparties are financial institutions, and we will be subject to the risk that they might default under the convertible note hedge transactions. Our exposure to the credit risk of the hedge counterparties will not be secured by any collateral. Global economic conditions have from time to time resulted in the actual or perceived failure or financial difficulties of many financial institutions, including the bankruptcy filing by Lehman Brothers Holdings Inc. and its various affiliates. If a hedge counterparty becomes subject to insolvency proceedings, we will become an unsecured creditor in those proceedings with a claim equal to our exposure at that time under our transactions with that hedge counterparty. Our exposure will depend on many factors, but, generally, the increase in our exposure will be correlated to the increase in the market price and in the volatility of our common stock.  In addition, upon a default by a hedge counterparty, we may suffer adverse tax consequences and more dilution than we currently anticipate with respect to our common stock. We can provide no assurances as to the financial stability or viability of any hedge counterparty.

Conversion of the Notes or exercise of the warrants evidenced by the warrant transactions may dilute the ownership interest of existing stockholders, including noteholders who have previously converted their notes.

At our election, we may settle Notes tendered for conversion entirely or partly in shares of our common stock.  Furthermore, the warrants evidenced by the warrant transactions are expected to be settled on a net-share basis. As a result, the conversion of some or all of the Notes or the exercise of some or all of such warrants may dilute the ownership interests of existing stockholders.  Any sales in the public market of the common stock issuable upon such conversion of the Notes or such exercise of the warrants could adversely affect prevailing market prices of our common stock. In addition, the existence of the Notes may encourage short selling by market participants because the conversion of the Notes could depress the price of our common stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)           Sales of Unregistered Securities.

During the three months ended March 31, 2018, the Company granted options to employees to purchase an aggregate of 699,452 shares of common stock at an exercise price of $39.40 per share. Once vested, the options are exercisable for a period of ten years from the grant date. These issuances were exempt from registration in reliance on Section 4(a)(2) of the Securities Act as transactions not involving any public offering.

On March 19, 2018, the Company issued $402.5 million aggregate principal amount of 0.625% Convertible Senior Notes due 2023 (the “Notes”) to qualified institutional buyers. The Company issued the Notes under an Indenture, dated March 19, 2018, between the Company and Wilmington Trust, National Association, as trustee. The issuance of the Notes was exempt from registration in reliance on Rule 144 promulgated under the Securities Act.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None

Item 6. Exhibits

The following exhibits are filed or furnished as part of this Quarterly Report on Form 10-Q:

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label/Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUPERNUS PHARMACEUTICALS, INC.

DATED: May 10, 2018	By:	/s/ Jack A. Khattar
Jack A. Khattar
President, Secretary and Chief Executive Officer

DATED: May 10, 2018	By:	/s/ Gregory S. Patrick
Gregory S. Patrick
Vice President and Chief Financial Officer

EXHIBIT INDEX

Number	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label/Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.