Form 10-Q
period 2018-06-30
SUPERNUS PHARMACEUTICALS INC
filed 2018-08-09
CIK 1356576

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐

(Do not check if a Smaller reporting company)	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☒ No

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of the close of business on August 3, 2018 was 52,214,334.

SUPERNUS PHARMACEUTICALS, INC.

FORM 10-Q — QUARTERLY REPORT

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2018

PART I — FINANCIAL INFORMATION

Supernus Pharmaceuticals, Inc.

Consolidated Balance Sheets

(in thousands, except share amounts)

	June 30, 2018	December 31, 2017
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$35,205	$100,304
Marketable securities	139,208	39,736
Accounts receivable, net	74,842	65,586
Inventories, net	20,680	16,304
Prepaid expenses and other current assets	14,581	6,521
Total current assets	284,516	228,451
Long term marketable securities	503,312	133,638
Property and equipment, net	4,897	5,124
Intangible assets, net	33,794	36,019
Other non-current assets	752	389
Deferred income taxes	25,528	20,843
Total assets	$852,799	$424,464

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$2,943	$6,844
Accrued sales deductions	70,044	68,343
Accrued expenses	29,288	27,305
Income taxes payable	—	15,938
Non-recourse liability related to sale of future royalties, current portion	1,659	4,283
Deferred licensing revenue	—	287
Total current liabilities	103,934	123,000
Deferred licensing revenue, net of current portion	—	1,149
Convertible notes, net	321,920	—
Non-recourse liability related to sale of future royalties, long term	23,867	22,258
Other non-current liabilities	12,586	10,577
Total liabilities	462,307	156,984

Stockholders’ equity
Common stock, $0.001 par value, 130,000,000 shares authorized at June 30, 2018 and December 31, 2017; 52,179,334 and 51,314,850 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	52	51
Additional paid-in capital	361,971	294,999
Accumulated other comprehensive loss, net of tax	(4,119)	(747)
Retained earnings (accumulated deficit)	32,588	(26,823)
Total stockholders’ equity	390,492	267,480
Total liabilities and stockholders’ equity	$852,799	$424,464

See accompanying notes.

Supernus Pharmaceuticals, Inc.

Consolidated Statements of Earnings

(in thousands, except share and per share data)

	Three Months ended June 30,		Six Months ended June 30,
	2018	2017	2018	2017
	(unaudited)		(unaudited)
Revenue
Net product sales	$97,030	$73,328	$186,150	$129,697
Royalty revenue	1,758	1,179	3,067	2,328
Licensing revenue	750	1,322	750	1,380
Total revenue	99,538	75,829	189,967	133,405

Costs and expenses
Cost of product sales	3,683	3,861	6,961	6,809
Research and development	20,038	10,823	38,946	20,425
Selling, general and administrative	40,097	35,078	76,946	63,316

Total costs and expenses	63,818	49,762	122,853	90,550

Operating earnings	35,720	26,067	67,114	42,855
Other income (expense)
Interest income	3,664	656	4,870	1,187
Interest expense	(4,324)	(58)	(5,041)	(147)
Interest expense-nonrecourse liability related to sale of future royalties	(1,204)	(160)	(1,905)	(1,119)
Changes in fair value of derivative liabilities	—	23	—	76
Loss on extinguishment of debt	—	(103)	—	(204)
Total other income (expense)	(1,864)	358	(2,076)	(207)

Earnings before income taxes	33,856	26,425	65,038	42,648

Income tax expense	3,119	9,057	7,949	14,983
Net earnings	$30,737	$17,368	$57,089	$27,665

Earnings per share:
Basic	$0.59	$0.34	$1.10	$0.55
Diluted	$0.57	$0.32	$1.06	$0.52

Weighted-average number of common shares outstanding:
Basic	51,919,894	50,530,968	51,729,243	50,345,830
Diluted	54,203,308	53,223,714	54,021,941	53,026,323

See accompanying notes.

Supernus Pharmaceuticals, Inc.

Consolidated Statements of Comprehensive Earnings

(in thousands)

	Three Months ended June 30,		Six Months ended June 30,
	2018	2017	2018	2017
	(unaudited)		(unaudited)
Net earnings	$30,737	$17,368	$57,089	$27,665
Other comprehensive earnings (loss):
Unrealized (loss) gain on marketable securities, net of tax	(1,828)	184	(3,372)	350
Other comprehensive earnings (loss)	(1,828)	184	(3,372)	350

Comprehensive earnings	$28,909	$17,552	$53,717	$28,015

See accompanying notes.

Supernus Pharmaceuticals, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Six Months ended June 30,
	2018	2017
	(unaudited)
Cash flows from operating activities
Net earnings	$57,089	$27,665

Adjustments to reconcile net earnings to net cash provided by operating activities:
Loss on extinguishment of debt	—	204
Change in fair value of derivative liability	—	(76)
Depreciation and amortization	3,487	2,084
Amortization of deferred financing costs and debt discount	4,307	50
Amortization of premium/discount on marketable securities	(1,835)	(327)
Non-cash interest expense on non-recourse liability related to sale of future royalties	1,905	1,119
Non-cash royalty revenue	(2,780)	(2,328)
Share-based compensation expense	5,703	4,087
Deferred income tax provision (benefit)	(395)	11,672
Changes in operating assets and liabilities:
Accounts receivable	(7,776)	(9,630)
Inventories	(4,376)	178
Prepaid expenses and other current assets	(8,060)	(1,791)
Other non-current assets	(342)	—
Accounts payable	(3,838)	50
Accrued sales deductions	1,701	5,678
Accrued expenses	2,964	(1,283)
Income taxes payable	(15,938)	1,601
Deferred licensing revenue	—	(130)
Other non-current liabilities	1,873	477
Net cash provided by operating activities	33,689	39,300

Cash flows from investing activities
Purchases of marketable securities	(491,655)	(48,468)
Sales and maturities of marketable securities	19,466	12,419
Purchases of property, plant and equipment	(557)	(852)
Deferred legal fees	(401)	(9,224)
Net cash used in investing activities	(473,147)	(46,125)

Cash flows from financing activities
Proceeds from issuance of convertible notes	402,500	—
Convertible notes issuance financing costs	(10,435)	—
Proceeds from issuance of warrants	65,688	—
Purchases of convertible note hedges	(92,897)	—
Proceeds from issuance of common stock	9,503	2,164
Net cash provided by financing activities	374,359	2,164

Net change in cash and cash equivalents	(65,099)	(4,661)
Cash and cash equivalents at beginning of year	100,304	66,398
Cash and cash equivalents at end of period	$35,205	$61,737

Supplemental cash flow information:
Cash paid for interest	$—	$134
Income taxes paid	$29,279	$1,710

Non-cash financial activity:
Conversion of convertible notes and interest make-whole	$—	$2,984
Deferred legal fees included in accounts payable and accrued expenses	$480	$1,884

See accompanying notes.

Supernus Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements

For the Six Months ended June 30, 2018 and 2017

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

As permitted under Generally Accepted Accounting Principles in the United States (U.S. GAAP), certain notes and other information have been omitted from the interim unaudited consolidated financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC.

In the opinion of management, the consolidated financial statements reflect all adjustments necessary to fairly present the Company’s financial position, results of earnings, and cash flows for the periods presented. These adjustments are of a normal recurring nature. The Company, which is primarily located in the United States (U.S.), operates in one operating segment.

The results of operations for the three and six months ended June 30, 2018 are not necessarily indicative of the Company’s future financial results.

Use of Estimates

The preparation of the Company’s consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, as well as related disclosure of contingent assets and liabilities. Actual results could differ materially from the Company’s estimates. To the extent that there are material differences between these estimates and actual results, the Company’s financial condition or operating results will be affected. The Company bases its estimates on historical experience or on various forecasts, including information received from its service providers and other assumptions that the Company believes are reasonable under the circumstances. The Company evaluates the methodology employed in its estimates on an ongoing basis.

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

Substantially all of the Company’s cash and cash equivalents are maintained in U.S. government agency debt and debt of well-known, investment grade, corporations. Deposits held with banks may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand and, therefore, management believes they bear minimal default risk.

The majority of our product sales are to wholesalers and distributors who, in turn sell the products to pharmacies, hospitals, and other customers.  Three wholesale pharmaceutical distributors collectively accounted for more than 90% of our total revenue for the six months ended June 30, 2018.

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

Deferred Financing Costs

Deferred financing costs consist of costs incurred by the Company in connection with the closing of the Company’s sale of $402.5 million of 0.625% Convertible Senior Notes due 2023 (the 2023 Notes) (see Note 8). The Company amortizes deferred financing costs over the term of the related debt using the effective interest method. When extinguishing debt, the related deferred financing costs are written off.

Preclinical Study and Clinical Trial Accruals

The Company estimates preclinical study and clinical trial expenses based on the services performed pursuant to contracts with research institutions, clinical investigators, clinical research organizations (CROs) and other service providers that conduct activities on its behalf. In recording service fees, the Company estimates the time period over which the related services will be performed and compares the level of effort expended through the end of each period to the cumulative expenses recorded and payments made for such services. As appropriate, the Company accrues additional service fees or defers any non-refundable advance payments until the related services are performed. If the actual timing of the performance of services or the level of effort varies from the estimate, the Company will adjust its accrued expenses or deferred advance payments accordingly. If the Company later determines that it no longer expects the services associated with a nonrefundable advance payment to be rendered, the remaining portion of that advance payment will be charged to expense in the period in which such determination is made.

Revenue Recognition

In May 2014, the Financial Accounting Standards Board (FASB) issued a comprehensive new standard, Accounting Standards Codification (ASC) 606, “Revenue from Contracts with Customers” and its related amendments, which amended revenue recognition principles. The Company adopted the new standard on January 1, 2018. While results for reporting periods beginning after January 1, 2018 are presented under the new guidance, prior period amounts are not adjusted and continue to be reported under the accounting standards in effect for the prior period. The accounting policy for revenue recognition for periods prior to January 1, 2018 is described in Note 2 of the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

	Three Months ended June 30,
	2018	2017
	(unaudited)	(unaudited)
Net Product Sales:
Trokendi XR	$76,474	$55,989
Oxtellar XR	20,556	17,339
Total Net Product Sales	97,030	73,328
Royalty Revenues	1,758	1,179
Licensing Revenue	750	1,322
Total Revenues	$99,538	$75,829

	Six Months ended June 30,
	2018	2017
	(unaudited)	(unaudited)
Net Product Sales:
Trokendi XR	$147,029	$97,998
Oxtellar XR	39,121	31,699
Total Net Product Sales	186,150	129,697
Royalty Revenues	3,067	2,328
Licensing Revenue	750	1,380
Total Revenues	$189,967	$133,405

Revenue from Product Sales

Revenue from product sales is recognized when control of the Company’s products is transferred to the customer, which consists of wholesalers and pharmaceutical distributors. Product sales are recorded net of various forms of variable consideration, including estimated rebates paid to managed care plans, chargebacks, allowances, discounts, patient co-pay assistance and other deductions as well as estimated product returns (collectively, “sales deductions”). Variability in the transaction price for its products pursuant to its contracts with customers primarily arises from these amounts. Significant judgment is required in estimating sales deductions, considering historical experience, current contract prices under applicable programs, unbilled claims, processing time lags and inventory levels in the distribution channel. If actual results in the future vary from its estimates, the Company adjusts these estimates, which would affect net product sales and earnings in the period such variances become known.

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

•                  Returns:  Sales of the Company’s products are not subject to a general right of return; however, the Company will accept the return of product that is damaged or defective when shipped directly from our warehouse. The Company will also accept expired product six months prior to and up to 12 months subsequent to its expiry date. Product that has been used to fill patient prescriptions is no longer subject to any right of return. Returned product (i.e., damaged, defective or expired) cannot be re-sold, therefore a right of return asset is not recorded. Allowances for estimated returns are recorded as current liabilities in Accrued Sales Deductions.

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

Customer orders are generally fulfilled within a few days of receipt, resulting in minimal order backlog. Open purchase orders for products from customers are expected to be fulfilled within the next twelve months. There are no minimum product purchase requirements.

Incremental costs of obtaining a contract include only those costs that the Company would not have incurred if the contract had not been obtained, for example sales commissions. Costs of obtaining a contract that are incremental and recoverable are capitalized and amortized on a straight-line basis over the expected customer relationship period. As a practical expedient, the Company expenses costs to obtain a contract as incurred if the expected amortization period of the asset would have been a year or less or if the amount is immaterial. These costs are recorded in selling, general and administrative expenses in the consolidated statement of earnings. Costs to fulfill a contract are expensed as incurred and recorded in cost of product sales in the consolidated statement of earnings.

As of June 30, 2018, the Company had not capitalized any costs of obtaining any of its contracts and had not incurred any costs to fulfill any contracts.

License Revenue

License and Collaboration Agreements

The Company has entered into collaboration agreements to commercialize both Oxtellar XR and Trokendi XR outside of the United States which involve the right to use the Company’s intellectual property as a functional license. These agreements generally include an up-front license fee and ongoing milestone payments upon the achievement of specific events. These agreements may also require minimum royalty payments based on sales of products developed from the applicable intellectual property.

Up-front license fees are recognized once the license has been delivered to the customer.

Milestones are a form of variable consideration that are recognized when either the underlying events have been achieved (event-based milestone) or the sales-based targets have been met by the collaborative partner (sales-based milestone). Both types of milestone payments are non-refundable. The Company evaluates whether achieving the milestones is considered probable and estimates the amount to be included in the transaction price using the most likely amount method. This can involve management’s judgment that includes assessing factors that are outside of the Company’s influence, such as: likelihood of regulatory success; availability of third party information; and expected duration of time until achievement of event. These factors will be evaluated based on the specific facts and circumstances. If it is probable that a significant revenue reversal would not occur, the value of the associated milestone is included in the transaction price.

Event-based milestones are recognized in the period that the related event, such as regulatory approval, occurs. Sales-based milestones are recognized as revenue when the sales target is achieved. Milestone payments that are not within the control of the Company, such as approval from regulatory authorities or where attainment of the specified event is dependent on the development activities of a third-party, are not considered probable of being achieved until the specified event occurs. Revenue is recognized from the satisfaction of performance obligations in the amount billable to the customer.

The Company recorded $750,000 of milestone revenue for both the three and six months ended June 30, 2018 and $1.3 million of milestone revenue for both the three and six months ended June 30, 2017, respectively. Revenue associated with future milestones will be recognized when the related event occurs or sales-based target is achieved. There are no guaranteed minimum amounts owed to the Company related to license and collaboration agreements.

Royalty Revenue

The Company recognizes non-cash royalty revenue for royalty amounts earned pursuant to a royalty agreement with United Therapeutics that involves the right to use the Company’s intellectual property as a functional license. In 2014, the Company sold certain of these royalty rights to Healthcare Royalty Partners III, L.P. (HC Royalty) (see Note 14). Accordingly, the Company records non-cash royalty revenue based on estimated sales by United Therapeutics that result in payments made from United Therapeutics to HC Royalty in connection with these agreements.

Royalty revenue also includes royalty amounts received from collaboration partners, including from Shire Plc (Shire) based on net product sales of Shire’s product, Mydayis. Royalty revenue is only recognized when the underlying sale occurs. The Shire arrangement also involves the right to use the Company’s intellectual property as a functional license and royalty revenue is recognized based on estimated net product sales by Shire in the current period.

There are no guaranteed minimum amounts owed to the Company related to royalty revenue agreements.

For the three and six months ended June 30, 2018, revenue recognized from performance obligations related to prior periods (for example, due to changes in transaction price) was not material in the aggregate for Net Product Sales, License Revenue and Royalty Revenue.

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

The Company recorded no allowance for bad debt as of June 30, 2018 and December 31, 2017. There were no impairment losses on accounts receivable for the three and six months ended June 30, 2018 and June 30, 2017.

The Company recorded an allowance of approximately $9.3 million and $8.9 million for expected sales discounts, related to prompt pay discounts and contractual fee for service arrangements, to wholesalers and distributors as of June 30, 2018 and December 31, 2017, respectively.

There were no contract assets or liabilities recorded as of January 1, 2018 or June 30, 2018.

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

Advertising Expense

Advertising expense includes costs of promotional materials and activities, such as marketing materials, marketing programs and speaker programs. The costs of the Company’s advertising efforts are expensed as incurred. The Company incurred approximately $11.1 million and $19.0 million in advertising costs for the three and six months ended June 30, 2018 and approximately $9.8 million and $16.5 million in advertising costs for the three and six months ended June 30, 2017, respectively. These expenses are recorded in the selling, general and administrative expense line item.

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

On January 1, 2018, the Company adopted ASC 606, “Revenue from Contracts with Customers” and all the related amendments (the New Revenue Standard) using the modified retrospective method applied to those contracts which had not been completed as of January 1, 2018. The Company recognized the cumulative effect of initially applying the New Revenue Standard as an adjustment to the opening balance of retained earnings.

The Company recorded a decrease of $2.3 million to the accumulated deficit of January 1, 2018 due to the cumulative impact of adopting the New Revenue Standard. The decrease resulted from the acceleration of both up-front licensing fees from license and collaboration agreements and the acceleration of royalties from sales of licensed product. Under the New Revenue Standard, up-front licensing fees will be recognized when the license is delivered to the customer and royalties from the sale of licensed product will be recognized as the underlying sales of product occur by the licensee. There were no changes in the timing of revenue recognition related to net product sales.

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

New Accounting Pronouncements Not Yet Adopted

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842).” The standard requires a lessee to recognize a right-of-use asset and a lease liability on the balance sheet for leases with lease terms greater than 12 months. ASU 2016-02 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018, and early adoption is permitted. The Company is evaluating the impact that adopting this new standard will have on its consolidated financial statements. The Company expects the ASU to have a material impact on its consolidated balance sheet due to the recognition of assets and liabilities, principally for certain leases currently accounted for as operating leases. The Company does not expect the ASU to have a material impact on its cash flows or results of operations.

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

	Fair Value Measurements at
	June 30, 2018
	(unaudited)
			Significant
	Total Carrying	Quoted Prices	Other	Significant
	Value at	in Active	Observable	Unobservable
	June 30,	Markets	Inputs	Inputs
	2018	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and cash equivalents	$35,205	$35,205	$—	$—
Marketable securities	139,208	1,376	137,832	—
Long term marketable securities:
Corporate debt securities	500,173	689	499,484	—
Government debt securities	3,139	—	3,139	—
Other non-current assets:
Marketable securities - restricted (SERP)	356	1	355	—
Total assets at fair value	$678,081	$37,271	$640,810	$—

	Fair Value Measurements at
	December 31, 2017
			Significant
	Total Carrying	Quoted Prices	Other	Significant
	Value at	in Active	Observable	Unobservable
	December 31,	Markets	Inputs	Inputs
	2017	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and cash equivalents	$100,304	$100,304	$—	$—
Marketable securities	39,736	2,118	37,618	—
Long term marketable securities:
Corporate debt securities	132,477	448	132,029	—
Government debt securities	1,161	—	1,161	—
Other non-current assets:
Marketable securities - restricted (SERP)	335	—	335	—
Total assets at fair value	$274,013	$102,870	$171,143	$—

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

The carrying value, face value and estimated fair value of the 2023 Notes were approximately $321.9 million, $402.5 million and $491.0 million, respectively, as of June 30, 2018. The fair value was estimated based on actual trade information as well as quoted prices provided by bond traders, which would be characterized within Level 2 of the fair value hierarchy.

The carrying amounts of other financial instruments, including accounts receivable, accounts payable and accrued expenses approximate fair value due to their short-term maturities.

Unrestricted marketable securities held by the Company were as follows, in thousands of dollars:

At June 30, 2018 (unaudited):

Available for Sale	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate and government debt securities	$647,253	12	(4,745)	$642,520

At December 31, 2017:

Available for Sale	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate and government debt securities	$174,235	48	(909)	$173,374

The contractual maturities of the unrestricted available for sale marketable securities held by the Company were as follows, in thousands of dollars:

June 30,
2018
(unaudited)
Less Than 1 Year	$139,208
1 year to 2 years	165,451
2 year to 3 years	169,167
3 years to 4 years	168,694
Greater Than 4 Years	—
Total	$642,520

The Company has not experienced any other-than-temporary losses on its marketable securities and restricted marketable securities. The cost of securities sold is calculated using the specific identification method.

4. Inventories

Inventories consist of the following, in thousands of dollars:

	June 30,	December 31,
	2018	2017
	(unaudited)
Raw materials	$2,914	$2,995
Work in process	6,142	8,873
Finished goods	11,624	4,436
	$20,680	$16,304

5.  Property and Equipment

Property and equipment consist of the following, in thousands of dollars:

	June 30,	December 31,
	2018	2017
	(unaudited)
Lab equipment and furniture	$8,804	$8,331
Leasehold improvements	2,848	2,731
Software	2,122	2,004
Computer equipment	1,230	1,226
Construction in progress	140	178
	15,144	14,470
Less accumulated depreciation and amortization	(10,247)	(9,346)
	$4,897	$5,124

Depreciation and amortization expense on property and equipment was approximately $500,000 and $900,000 for the three and six months ended June 30, 2018, and approximately $300,000 and $600,000 for the three and six months ended June 30, 2017, respectively.

There were no indicators of impairment identified.

6.  Intangible Assets

Intangible assets consist of patent defense costs, which are legal fees incurred in conjunction with defending patents for Oxtellar XR and Trokendi XR.

The following sets forth the gross carrying amount and related accumulated amortization of the intangible assets, in thousands of dollars:

	Weighted-	June 30,	December 31,
	Average Life	2018	2017
		(unaudited)
Capitalized patent defense costs	4.5 -8.75 years	$44,546	$44,185
Less accumulated amortization		(10,752)	(8,166)
		$33,794	$36,019

In March 2017, the Company entered into two settlements with various companies related to Trokendi XR patent litigation. The remaining unamortized aggregate capitalized patent defense costs for Trokendi XR have subsequently been amortized over the remaining useful life of the patents at issue, or January 1, 2023, which is the date the Company is obligated under the settlements to grant a non-exclusive license to the patents at issue.

Amortization expense on intangible assets was approximately $1.3 million and $2.6 million for the three and six months ended June 30, 2018, and approximately $1.0 million and $1.4 million for the three and six months ended June 30, 2017, respectively.

There were no indicators of impairment identified.

7.  Accrued Expenses

Accrued expenses are comprised of the following, in thousands of dollars:

	June 30,	December 31,
	2018	2017
	(unaudited)
Accrued clinical trial and clinical supply costs	$11,810	$6,996
Accrued compensation	10,302	10,279
Accrued product costs	1,217	726
Accrued professional fees	1,912	2,890
Accrued interest expense	734	—
Other accrued expenses	3,313	6,414
	$29,288	$27,305

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

On March 19, 2018, the sale of the 2023 Notes was settled and the 2023 Notes were issued pursuant to an Indenture, dated as of March 19, 2018 (the Indenture), between the Company and Wilmington Trust, National Association, as trustee.  The Indenture includes customary terms and covenants, including certain events of default upon which the 2023 Notes may be due and payable immediately. The Indenture governing the 2023 Notes does not contain any financial or operating covenants or any restrictions on the payment of dividends, the issuance of other indebtedness or the issuance or repurchase of securities by the Company.

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

In the event of conversion, holders would forgo all future interest payments, any unpaid accrued interest and the possibility of further stock price appreciation. Upon the receipt of conversion requests, the settlement of the 2023 Notes will be paid pursuant to the terms of the Indenture. In the event that all of the 2023 Notes are converted, the Company would be required to repay the $402.5 million in principal value and any conversion premium in cash, shares or any combination of cash and shares of its common stock (at the Company’s option).

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

The Convertible Note Hedge Transactions and the Warrant Transactions are separate contracts entered into by the Company with the Call Spread Counterparties, are not part of the terms of the 2023 Notes and will not affect the noteholders’ rights under the 2023 Notes. Holders of the 2023 Notes will not have any rights with respect to the Convertible Note Hedge Transactions or the Warrant Transactions. The Company issued a total of 6,783,939 warrants. The warrants entitle the holder to one share per warrant at the strike price through 2023. The strike price of the Warrant Transactions will initially be $80.9063 per share of the Company’s common stock (subject to adjustment). The Company received proceeds of approximately $65.7 million from the sale of these warrants.

The Convertible Note Hedge Transactions are expected to reduce generally the potential dilution with respect to the Company’s common stock upon conversion of the 2023 Notes and/or offset any potential cash payments the Company is required to make in excess of the principal amount of converted 2023 Notes, as the case may be, upon any conversion of the 2023 Notes. The Warrant Transactions are intended to partially offset the cost to the Company of the purchased Convertible Note Hedge Transactions; however, the Warrant Transactions could have a dilutive effect with respect to the Company’s common stock to the extent that the market price per share of the Company’s common stock, as measured under the terms of the Warrant Transactions, exceeds the strike price of the warrants. As these transactions meet certain accounting criteria under ASC 815-40-25, the convertible note hedges and warrants are recorded in stockholders’ equity and are not accounted for as derivatives. The net cost incurred in connection with the convertible note hedges and warrant transactions was recorded as a reduction to additional paid-in capital in the consolidated balance sheet as of June 30, 2018.

In accordance with accounting guidance on embedded conversion features, the Company valued and bifurcated the conversion option associated with the 2023 Notes from the respective host debt instrument, which is referred to as debt discount, and initially recorded the conversion option of $76.4 million in additional paid-in capital on the consolidated balance sheet. The resulting debt discount on the 2023 Notes is being amortized to interest expense at an effective interest rate of 5.41% over the contractual term of the 2023 Notes.

The Company incurred approximately $10.4 million of debt financing costs. Approximately $2.0 million of this amount is allocated to the additional paid-in capital and the remaining $8.4 million is recorded as deferred costs and is being amortized to interest expense over the contractual term of the 2023 Notes.

The liability component of the 2023 Notes consisted of the following, in thousands of dollars, unaudited:

June 30,
2018
Principal amount of the 2023 Notes	$402,500
Debt discount	(76,434)
Deferred financing costs	(8,453)
Accretion of debt discount and deferred financing costs	4,307
June 30, 2018 carrying value	$321,920

No 2023 Notes were converted in the six months ended June 30, 2018.

9.  Summary Stockholders’ Equity

The following summary table provides details related to the activity in certain captions within Stockholders’ Equity for the six month period ended June 30, 2018, in thousands of dollars:

	Common Stock	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)
	(unaudited)

Balance, December 31, 2017	$51	$294,999	$(26,823)
Cumulative-effect of adoption of ASC 606	—	—	2,322
Balance, January 1, 2018	51	294,999	(24,501)
Share-based compensation	—	5,703	—
Issuance of ESPP shares	—	1,184	—
Exercise of stock options	1	8,319	—
Equity component of convertible notes issuance, net of tax	—	56,215	—
Purchases of convertible note hedges, net of tax	—	(70,137)	—
Issuance of warrants	—	65,688	—
Net income	—	—	57,089
Balance, June 30, 2018	$52	$361,971	$32,588

10.  Share-Based Payments

Stock Option Plans

The Company has adopted the Supernus Pharmaceuticals, Inc. 2012 Equity Incentive Plan, as amended (the 2012 Plan), which is stockholder approved, and provides for the grant of stock options and certain other awards, including stock appreciation rights (SAR), restricted and unrestricted stock, stock units, performance awards, cash awards and other awards that are convertible into or otherwise based on the Company’s common stock, to the Company’s key employees, directors, consultants and advisors. The 2012 Plan is administered by the Company’s Board of Directors and the Company’s Compensation Committee and provides for the issuance of up to 8,000,000 shares of the Company’s common stock. Option awards are granted with an exercise price equal to the estimated fair value of the Company’s common stock at the grant date. Option awards granted to employees, consultants and advisors generally vest in four equivalent annual installments, starting on the first anniversary of the date of the grant and have ten-year contractual terms. Option awards granted to the directors generally vest over a one year term and have ten year contractual terms.

Share-based compensation recognized related to the grant of employee and non-employee stock options, SAR, Employee Stock Purchase Plan (ESPP) awards and non-vested stock was as follows, in thousands of dollars:

	Three Months ended June 30,		Six Months ended June 30,
	2018	2017	2018	2017
	(unaudited)		(unaudited)
Research and development	$534	$398	$952	$715
Selling, general and administrative	2,534	1,862	4,751	3,372
Total	$3,068	$2,260	$5,703	$4,087

The following table summarizes stock option and SAR activity:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)

Outstanding, December 31, 2017	4,280,670	$14.50	7.37
Granted (unaudited)	734,465	$39.84
Exercised (unaudited)	(829,518)	$10.03
Forfeited (unaudited)	(168,816)	$24.26
Outstanding, June 30, 2018 (unaudited)	4,016,801	$19.65	7.52

As of December 31, 2017:
Vested and expected to vest	4,280,670	$14.50	7.37
Exercisable	1,952,769	$9.35	6.16

As of June 30, 2018:
Vested and expected to vest (unaudited)	4,016,801	$19.65	7.52
Exercisable (unaudited)	1,947,495	$12.07	6.35

11.  Earnings per Share

Basic earnings per common share is determined by dividing earnings attributable to common stockholders by the weighted-average number of common shares outstanding during the period, without consideration of common stock equivalents. Diluted earnings per share is computed by dividing the earnings attributable to common stockholders by the weighted-average number of common share equivalents outstanding for the period. The treasury stock method is used to determine the dilutive effect of the Company’s stock option grants, SAR, warrants, ESPP awards, and the 2023 Notes.

The following common stock equivalents were excluded in the calculation of diluted earnings per share because their inclusion would be anti-dilutive as applied to the earnings from continuing operations applicable to common stockholders for the three and six months ended June 30, 2018 and 2017:

	Three Months ended June 30,		Six Months ended June 30,
	2018	2017	2018	2017
	(unaudited)		(unaudited)
Warrants to purchase common stock	4,362,485	—	2,816,135	—
Convertible notes	66,961	—	61,104	—
Convertible notes hedges	67	—	61	—
Stock options, stock appreciation rights, and ESPP awards	137,565	122,666	184,760	206,448

The following table sets forth the computation of basic and diluted net earnings per share for the three and six months ended June 30, 2018 and 2017, in thousands of dollars, except share and per share amounts:

	Three Months ended June 30,		Six Months ended June 30,
	2018	2017	2018	2017
	(unaudited)		(unaudited)
Numerator, in thousands:
Net earnings used for calculation of basic EPS	$30,737	$17,368	$57,089	$27,665

Interest expense on convertible debt	—	58	—	147
Changes in fair value of derivative liabilities	—	(23)	—	(76)
Loss on extinguishment of debt	—	103	—	204
Loss on extinguishment of outstanding debt, as if converted	—	(258)	—	(321)
Total adjustments	—	(120)	—	(46)
Net earnings used for calculation of diluted EPS	$30,737	$17,248	$57,089	$27,619

Denominator:
Weighted average shares outstanding, basic	51,919,894	50,530,968	51,729,243	50,345,830

Effect of dilutive potential common shares:	—	—	—	—
Shares underlying Convertible Senior Notes	—	421,708	—	551,235
Shares issuable to settle interest make-whole derivatives	—	4,631	—	7,013
Stock options and stock appreciation rights	2,283,414	2,266,407	2,292,698	2,122,245
Total dilutive potential common shares	2,283,414	2,692,746	2,292,698	2,680,493
Weighted average shares outstanding, diluted	54,203,308	53,223,714	54,021,941	53,026,323

Net earnings per share, basic	$0.59	$0.34	$1.10	$0.55
Net earnings per share, diluted	$0.57	$0.32	$1.06	$0.52

12.  Income Taxes

The following table provides a comparative summary of the Company’s income tax expense and effective tax rate for the three and six months ended June 30, 2018 and 2017, in thousands of dollars:

	Three Months ended June 30,		Six Months ended June 30,
	2018	2017	2018	2017
	(unaudited)		(unaudited)
Income tax expense	$3,119	$9,057	$7,949	$14,983
Effective tax rate	9.2%	34.3%	12.2%	35.1%

The income tax expense for the three and six months ended June 30, 2018, is attributable to U.S. federal and state income taxes. The decrease in the income tax expense and the effective tax rate for the three and six months ended June 30, 2018 as compared to the same periods in the prior year is primarily attributable to the reduction of the U.S. corporate income tax rate, from 35% to 21%, as a result of the Tax Cuts and Jobs Act passed on December 22, 2017.

In addition, for the three and six months ended June 30, 2018, the Company recorded income tax benefits of approximately $4.4 million and $6.4 million, respectively, as a result of the Company recognizing excess tax benefits related to the employee exercise of stock options. These tax benefits caused the effective tax rate to be significantly less than the Company’s statutory annual effective tax rate for the three and six months ended June 30, 2018.

13.  Commitments and Contingencies

The Company has concurrent leases for its current headquarters office and lab space that extend through April 2020. The Company may elect to extend the term of the leases for an additional five-year term. The leases provide for a tenant improvement allowance of approximately $2.1 million in aggregate. During the three and six months ended June 30, 2018, none of the allowance was utilized. During the three and six months ended June 30, 2017, approximately $49,000 and $79,000 of the allowance, respectively, was utilized. These amounts were included in fixed assets and deferred rent. As of June 30, 2018, approximately $400,000 is available for tenant improvements.

The Company has entered into a new lease agreement, effective February 27, 2018, with Rockside-700 LLC, for its new headquarters. The term of the new lease commences upon the Company’s substantial completion of the initial buildout of the premises, but in no event later than July 10, 2019, and shall continue until April 30, 2033, unless earlier terminated in accordance with the terms of the new lease (the Lease Term). Under the new lease, the Company has the option to extend the Lease Term for two additional five-year periods. The new lease provides for a tenant improvement allowance of approximately $8.9 million in aggregate. The Company has the right to terminate the lease if, by September 30, 2018, the landlord fails to obtain certain site approval pre-requisites per the lease agreement. As of June 30, 2018, none of the tenant improvement allowance has been received and the full amount of the allowance is available for tenant improvements.

Rent expense for the leased facilities and leased vehicles was approximately $898,000 and $1.8 million for the three and six months ended June 30, 2018 and approximately $500,000 and $1.2 million for the three and six months ended June 30, 2017, respectively.

Future minimum lease payments under non-cancelable operating leases as of June 30, 2018 are as follows, in thousands of dollars, unaudited:

Year ending December 31:
2018 (remaining)	$1,715
2019	3,393
2020	2,482
Thereafter	1,014
$8,604

The Company has obtained exclusive licenses from third parties for proprietary rights to support the product candidates in the Company’s psychiatry portfolio. Under license agreements with Afecta Pharmaceuticals, Inc. (Afecta), the Company has exclusive worldwide rights to selected product candidates, including an exclusive license to SPN-810. The Company may pay up to $300,000 upon the achievement of certain milestones, none of which was owed as of June 30, 2018. The Company is obligated to pay royalties to Afecta as a low single digit percentage of worldwide net product sales.

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

14.  Collaboration Agreements

In the third quarter of 2014, the Company received a $30.0 million payment pursuant to a Royalty Interest Acquisition Agreement related to the purchase by HC Royalty of certain of the Company’s rights under the agreement with United Therapeutics Corporation related to the commercialization of Orenitram (treprostinil) Extended-Release Tablets. The Company will retain full ownership of the royalty rights if and when a certain cumulative payment threshold is reached per the terms of the agreement. The Company has recorded a non-recourse liability related to this transaction and has begun to amortize this amount to recognize non-cash royalty revenue. Revenue recognition is based on estimated net product sales by United Therapeutics that result in payments made from United Therapeutics to HC Royalty in connection with these agreements. The Company also recognized non-cash interest expense related to this liability that accrues at an effective interest rate. That rate is determined based on projections of HC Royalty’s rate of return.

The Company recognized non-cash royalty revenue of $1.5 million and $2.8 million for the three and six months ended June 30, 2018 and $1.2 million and $2.3 million for the three and six months ended June 30, 2017, respectively.  The Company recognized non-cash interest expense of $1.2 million and $1.9 million for the three and six months ended June 30, 2018 and $0.2 million and $1.1 million for the three and six months ended June 30, 2017.

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

Solely for convenience, in this Quarterly Report on Form 10-Q, the trade names are referred to without the TM symbols and the trademark registrations are referred to without the circled R, but such references should not be construed as any indicator that the Company will not assert, to the fullest extent under applicable law, our rights thereto.

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

In addition, we are developing multiple product candidates in psychiatry to address significant unmet medical needs and market opportunities. We are developing SPN-810 (molindone hydrochloride) initially to treat impulsive aggression (IA) in children and adolescents who have attention deficit hyperactivity disorder (ADHD). We plan to subsequently develop SPN-810 for the treatment of IA in other CNS diseases, such as autism, post traumatic stress disorder (PTSD), bipolar disorder, and some forms of dementia. There are currently no approved products in the U.S. indicated for the treatment of IA. We are developing SPN-812 (viloxazine hydrochloride) as a novel, non-stimulant candidate to treat patients who have ADHD.

The table below summarizes our current portfolio of novel products and product candidates.

Product	Indication	Status
Oxtellar XR	Epilepsy	In the market
Trokendi XR	Epilepsy	In the market
	Migraine*	In the market
SPN-810	IA**	Phase III
SPN-812	ADHD	Phase III
SPN-809	Depression	Phase II ready

*                                         Prophylaxis of migraine headache in adults and adolescents.

**                                  Initial program is for IA in patients with ADHD, with plans to add other indications, such as IA in patients with autism, PTSD, bipolar disorder, and some forms of dementia.

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

Oxtellar XR

Oxtellar XR is the only once-daily extended release oxcarbazepine product indicated for the treatment of patients with epilepsy in the U.S. as adjunctive therapy. In April 2018, the U.S. Food and Drug Administration (FDA) accepted for review our efficacy supplement requesting expansion of the current indication for Oxtellar XR to include monotherapy treatment of partial seizures of epilepsy for adults and for children 6 to 17 years of age. We expect a decision by the FDA on this supplement by year-end 2018.

Product Prescriptions

We expect the number of prescriptions filled for Oxtellar XR and Trokendi XR to continue to increase through 2018 and in subsequent years. Data from IQVIA (formerly Intercontinental Marketing Services (IMS)) shows that 415,719 total prescriptions were filled for both of these drugs during the six months ended June 30, 2018, which is 42% higher than the 293,201 prescriptions reported for the same prior year period.

Total prescriptions for Trokendi XR increased by 52,963 or 43% in the second quarter of 2018 over the second quarter of 2017. Total prescriptions for Oxtellar XR increased by 3,321 or 10% in the second quarter of 2018 over the second quarter of 2017.

Patents

We are in litigation against TWi Pharmaceuticals, Inc. alleging infringement of some of our Orange Book listed Oxtellar XR patents. In August 2017, we prevailed against TWi in the U.S. District Court for the District of New Jersey. TWi has appealed the decision to the U.S. Court of Appeals for the Federal Circuit. (See Part II, Item 1—Legal Proceedings for additional information.)

Product Candidates

SPN-810

We are developing SPN-810 as a novel treatment for IA in children and adolescents who have ADHD. SPN-810 has been granted fast-track designation by the FDA. One of our Phase III clinical trials (P301) is being conducted under a Special Protocol Assessment (SPA) with the FDA, using a novel measurement scale developed by us. We initiated two Phase III clinical trials in 2015 (P301 and P302) in children, using the same trial design and the same novel measurement scale except that under the SPA, an interim analysis was conducted in the first trial when one-half of the patients (146 patients) reached randomization. The purpose of the interim analysis was to assess the efficacy of the doses being tested and to allow for optimization of the trial design of both trials.

The interim analysis was completed and both trials will continue through completion. The results of the interim analysis led to our discontinuing the 18 mg dose arm. Moving forward, all patients in each of the two trials are randomized to either the 36 mg dose arm or placebo until the predetermined total number of patients are enrolled in each of the two trials. We expect patient enrollment to continue through 2018. The Company anticipates data from the P301 trial will be available by the first quarter of 2019 and data from the P302 trial will be available in mid-2019. Patients completing the Phase III trials can continue treatment under our open label extension trial.

Patient screening has been initiated in a Phase III trial for SPN-810 treating IA in adolescents who have ADHD.

SPN-812

SPN-812 is being developed as a novel non-stimulant treatment for ADHD. During 2016, we completed a Phase IIb dose ranging trial and announced positive topline results. We initiated four Phase III clinical trials for SPN-812 in September of 2017. The program consists of four three-arm, placebo-controlled trials: P301 and P302 trials in patients 6-11 years old, and P303 and P304 trials in adolescent patients. Patient enrollment is complete in in the P301 trial. Data from this trial is expected to be available in the fourth quarter of 2018. Additionally, we expect data from the remaining three trials to be available by the first quarter of 2019. Patients completing the Phase III trials can continue treatment under our open label extension trial.

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

We believe the following accounting policies and estimates to be critical:

Revenue Recognition

Revenue from product sales is recognized when control of our products is transferred to our customers, who are wholesalers and pharmaceutical distributors. Product sales are recorded net of various forms of variable consideration, including estimated rebates, chargebacks, allowances, discounts, patient co-pay assistance and other deductions as well as estimated product returns (collectively, “sales deductions”)

We derive our estimated sales deductions from an analysis of historical levels of deductions specific to each product, as well as contractual terms with our customers, managed care providers and governmental entities. In addition, we also consider the impact of actual or anticipated changes in product price, sales trends and changes in managed care coverage and co-pay assistance programs. We adjust our estimates at the earlier of when the most likely amount of consideration we expect to receive changes or when the consideration becomes fixed. For a complete description of Trokendi XR and Oxtellar XR gross revenues and gross to net adjustments, see Part I, Item 1, Financial Statements, Note 2, Revenue from Product Sales.

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

Clinical trials are inherently complex and often involve multiple service providers. Because billing for services often lags by a substantial period of time, we often are required to estimate and accrue a significant portion of our clinical expenses. This process involves reviewing open contracts and communicating with our subject matter expert personnel and the appropriate service provider personnel to identify services that have been performed on our behalf but for which no invoice has been received. We accrue for the estimated but unbilled services performed and the associated cost incurred.

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

Results of Operations

Comparison of the three months ended June 30, 2018 and June 30, 2017

	Three Months ended June 30,		Increase/
	2018	2017	(decrease)
	(unaudited, in thousands)
Revenue
Net product sales	$97,030	$73,328	23,702
Royalty revenue	1,758	1,179	579
Licensing revenue	750	1,322	(572)
Total revenue	99,538	75,829
Costs and expenses
Cost of product sales	3,683	3,861	(178)
Research and development	20,038	10,823	9,215
Selling, general and administrative	40,097	35,078	5,019
Total costs and expenses	63,818	49,762
Operating earnings	35,720	26,067
Other income (expense)
Interest income	3,664	656	3,008
Interest expense	(4,324)	(58)	4,266
Interest expense-nonrecourse liability related to sale of future royalties	(1,204)	(160)	1,044
Changes in fair value of derivative liabilities	—	23	(23)
Loss on extinguishment of debt	—	(103)	(103)
Total other expenses	(1,864)	358
Earnings before income taxes	33,856	26,425
Income tax expense	3,119	9,057	(5,938)
Net earnings	$30,737	$17,368

Net Product Sales.  The increase in net product sales from 2017 to 2018 is primarily driven by increased prescription volume generated by the launch of the migraine indication for Trokendi XR in April 2017. Price increases in 2017 and 2018 also contributed to the increase in net product sales. Net product sales are based on gross revenue from shipments to wholesalers and distributors, less estimates for discounts, rebates, allowances, returns and other sales deductions.

The table below lists our net product sales by product, in thousands.

	Net Product Sales
	Three Months ended June 30,		Change in Net Product
	2018	2017	Sales (%)
	(unaudited)

Trokendi XR	$76,474	$55,989	36.6%
Oxtellar XR	20,556	17,339	18.6%

Total	$97,030	$73,328	32.3%

Royalty Revenue. Royalty revenue includes royalty from net product sales of Shire Plc’s (Shire) product, Mydayis, and non-cash royalty revenue from the Healthcare Royalty Partners III, L.P. (HC Royalty) agreement. Non-cash royalty revenue for the three months ended June 30, 2018 and 2017 was $1.5 million and $1.2 million, respectively. The increase is primarily due to increased non-cash royalty revenue as a result of increased sales of Orenitram.

Licensing Revenue. There was $750,000 in milestone revenue earned during the three months ended June 30, 2018. Total licensing revenue for the three months ended June 30, 2017 was $1.3 million. The decrease from prior year is primarily due to the adoption of the new revenue recognition standard, Accounting Standards Codification (ASC) 606, which resulted in accelerated amortization of previously deferred up-front license revenue. The impact of the adoption was recorded as an adjustment to the opening balance of retained earnings in 2018.

Cost of Product Sales. Cost of product sales during the three months ended June 30, 2018 was $3.7 million, a decrease of approximately $200,000 as compared to $3.9 million for the three months ended June 30, 2017. The quarter over quarter decrease is attributable primarily to manufacturing efficiencies, partially offset by higher unit volume.

Research and Development Expense.  Research and development (R&D) expenses during the three months ended June 30, 2018 were $20.0 million as compared to $10.8 million for the three months ended June 30, 2017, an increase of $9.2 million. This increase is primarily due to the initiation of the four Phase III clinical trials for SPN-812, ongoing patient recruitment for the Phase III trials for SPN-810, and their related open label extension trials.

The table below shows the comparison of selling and marketing and general and administrative expenses for the three months ended June 30, 2018 and 2017:

	Selling, General and Administrative Expense
	Three Months ended June 30,
	2018	2017	Change (%)
	(unaudited, in thousands)

Selling and Marketing	$31,421	$27,766	13.2%
General and Administrative	8,676	7,312	18.7%

Total	$40,097	$35,078	14.3%

Selling and Marketing.  Selling and marketing expenses increased by approximately $3.7 million for the three months ended June 30, 2018 as compared to 2017.  Approximately $1.4 million of the total increase is due to increased compensation, benefits and other employee-related expenses associated with increased headcount in our field salesforce and headcount related expenses. In addition, approximately $2.0 million of the total increase is due to increased expenses for promotional and marketing programs, speaker programs, and consulting services to support our commercial products, particularly the migraine indication for Trokendi XR.

General and Administrative.  General and administrative expenses (G&A) increased by $1.4 million for the three months ended June 30, 2018, as compared to 2017. Of this total, approximately $1.0 million is due to increased compensation, benefits and other employee-related expenses associated with increased administrative headcount, and approximately $300,000 is due to an increase in patent amortization expense.

Interest Income. For the three months ended June 30, 2018 and 2017, we recognized $3.7 million and approximately $700,000, respectively, of interest income earned on our cash, cash equivalents and marketable securities. The increase is primarily attributable to an increase in cash, cash equivalents and marketable securities holdings year over year and the net proceeds from the issuance of $402.5 million of 0.625% Convertible Senior Notes due 2023 (2023 Notes).

Interest Expense.  Interest expense was $4.3 million for the three months ended June 30, 2018 as compared to approximately $58,000 for the three months ended June 30, 2017. The increase of $4.3 million was primarily due to the interest on the 2023 Notes, which were issued in 2018. Of the increase, non-cash interest expense from the amortization of deferred financing costs on the 2023 Notes was $3.7 million for the three months ended June 30, 2018.

Interest Expense—Non-recourse Liability Related to Sale of Future Royalties. Non-cash interest expense related to our non-recourse royalty liability was $1.2 million for the three months ended June 30, 2018 as compared to $200,000 for the three months ended June 30, 2017. The increase of $1.0 million for this non-cash expense was primarily due to changes in the projection of future royalties on Orenitram and the liability amortization term as a result of a favorable settlement of patent litigation for United Therapeutics.

Changes in Fair Value of Derivative Liability.  The “make-whole fundamental change” provision in the Indenture governing the 7.5% Convertible Senior Secured Notes due 2019 (2019 Notes) expired in May 2017. For the three months ended June 30, 2017, we recognized a non-cash gain of approximately $23,000 related to a change in the estimated fair value of the interest make-whole derivative liability of the 2019 Notes.

Loss on Extinguishment of Debt.  There were no 2023 Notes converted in the three months ended June 30, 2018. For the three months ended June 30, 2017, we recognized a non-cash loss on extinguishment of debt of approximately $100,000 related to the conversion of $2.0 million aggregate principal amount of the 2019 Notes.

Income Tax.  For the three months ended June 30, 2018, we recorded $3.1 million of income tax expense, a decrease of $5.9 million as compared to the three months ended June 30, 2017 is primarily due to the reduction of the U.S. corporate income tax rate from, 35% to 21%, as a result of the Tax Cuts and Jobs Act passed on December 22, 2017 and the $4.4 million tax benefit from the exercise of employee stock options.

Net Earnings.  Net earnings for the three months ended June 30, 2018 were $30.7 million, compared to net earnings of $17.4 million during the three months ended June 30, 2017, an increase of $13.3 million. This increase was primarily due to the revenue generated from our two commercial products, Trokendi XR and Oxtellar XR, and lower income tax expense, partially offset by an increase in R&D and SG&A spending.

Comparison of the six months ended June 30, 2018 and June 30, 2017

	Six Months ended June 30,		Increase/
	2018	2017	(decrease)
	(unaudited, in thousands)
Revenues:
Net product sales	$186,150	$129,697	56,453
Royalty revenue	3,067	2,328	739
Licensing revenue	750	1,380	(630)
Total revenues	189,967	133,405
Costs and expenses
Cost of product sales	6,961	6,809	152
Research and development	38,946	20,425	18,521
Selling, general and administrative	76,946	63,316	13,630
Total costs and expenses	122,853	90,550
Operating income	67,114	42,855
Other income (expense)
Interest income	4,870	1,187	3,683
Interest expense	(5,041)	(147)	4,894
Interest expense-nonrecourse liability related to sale of future royalties	(1,905)	(1,119)	786
Changes in fair value of derivative liabilities	—	76	(76)
Loss on extinguishment of debt	—	(204)	(204)
Total other expenses	(2,076)	(207)
Earnings before income taxes	65,038	42,648
Income tax expense	7,949	14,983	(7,034)
Net earnings	$57,089	$27,665

Net Product Sales.  The increase in net product sales from 2017 to 2018 is primarily driven by increased prescription volume generated by the migraine indication for Trokendi XR. Price increases in 2017 and 2018 also contributed to the increase in net product sales. Net product sales are based on gross revenue from shipments to wholesalers and distributors, less estimates for discounts, rebates, allowances, returns and other sales deductions.

The table below lists our net product sales by product, in thousands.

	Net Product Sales
	Six Months ended June 30,		Change in Net Product
	2018	2017	Sales (%)
	(unaudited)

Trokendi XR	$147,029	$97,998	50.0%
Oxtellar XR	39,121	31,699	23.4%

Total	$186,150	$129,697	43.5%

Royalty Revenue. Royalty revenue includes royalty from net product sales of Shire’s product, Mydayis, and non-cash royalty from the HC Royalty agreement. Non-cash royalty revenue for the six months ended June 30, 2018 and 2017 was $2.8 million and $2.3 million, respectively. The increase is primarily due to increased non-cash royalty revenue as a result of increased sales of Orenitram.

Licensing Revenue. There was $750,000 in milestone revenue earned during the six months ended June 30, 2018. Total licensing revenue for the six months ended June 30, 2017 was $1.4 million. The decrease from prior year is primarily due to the adoption of ASC 606, which resulted in accelerated amortization of previously deferred up-front license revenue. The impact of the adoption was recorded as an adjustment to the opening balance of retained earnings in 2018.

Cost of Product Sales. Cost of product sales during the six months ended June 30, 2018 was $7.0 million, an increase of approximately $200,000 as compared to $6.8 million for the six months ended June 30, 2017. The period over period increase is attributable primarily to increased product unit volume, partially offset by manufacturing efficiencies.

Research and Development Expense.  R&D expenses during the six months ended June 30, 2018 were $38.9 million as compared to $20.4 million for the six months ended June 30, 2017, an increase of $18.5 million. This increase is primarily due to the initiation of the four Phase III clinical trials for SPN-812, ongoing patient recruitment for the Phase III trials for SPN-810, and their related open label extension trials.

The table below shows the comparison of selling and marketing and general and administrative expenses for the six months ended June 30, 2018 and 2017:

	Selling, General and Administrative Expense
	Six Months ended June 30,
	2018	2017	Change (%)
	(unaudited, in thousands)

Selling and Marketing	$59,015	$49,676	18.8%
General and Administrative	17,931	13,640	31.5%

Total	$76,946	$63,316	21.5%

Selling and Marketing.  Selling and marketing expenses increased by approximately $9.3 million for the six months ended June 30, 2018 as compared to 2017.  Approximately $4.7 million of the total increase is due to increased compensation, benefits and other employee-related expenses associated with increased headcount in our field salesforce and headcount related expenses. In addition, approximately $4.1 million of the total increase is due to increased expenses for promotional and marketing programs, speaker programs, and consulting services to support our commercial products, particularly the migraine indication for Trokendi XR.

General and Administrative.  G&A expenses increased by $4.3 million for the six months ended June 30, 2018, as compared to 2017. Of this total, approximately $2.4 million is due to increased compensation, benefits and other employee-related expenses associated with increased administrative headcount, approximately $1.1 million is due to an increase in patent amortization expense, and approximately $900,000 is due to increased professional and consulting services.

Interest Income. For the six months ended June 30, 2018 and 2017, we recognized $4.9 million and $1.2 million, respectively, of interest income earned on our cash, cash equivalents and marketable securities. The increase is primarily attributable to an increase in cash, cash equivalents and marketable securities holdings period over period as a result of the net proceeds from the issuance of the 2023 Notes.

Interest Expense.  Interest expense was $5.0 million for the six months ended June 30, 2018 as compared to approximately $150,000 for the six months ended June 30, 2017. The increase of $4.9 million was primarily due to the interest on the 2023 Notes entered into in March 2018. Of the increase, non-cash interest expense related to the amortization of deferred financing costs on the 2023 Notes was $4.3 million for the six months ended June 30, 2018.

Interest Expense—Non-recourse Liability Related to Sale of Future Royalties. Non-cash interest expense related to our non-recourse royalty liability was $1.9 million for the six months ended June 30, 2018 as compared to $1.1 million for the six months ended June 30, 2017. The increase of approximately $800,000 for this non-cash expense was primarily due to changes in the projected sales of Orenitram and the liability amortization term as a result of favorable settlement of patent litigation for United Therapeutics.

Changes in Fair Value of Derivative Liability.  The “make-whole fundamental change” provision in the Indenture governing the 2019 Notes expired in May 2017. For the six months ended June 30, 2017, we recognized a non-cash gain of approximately $76,000 related to a change in the estimated fair value of the interest make-whole derivative liability of the 2019 Notes.

Loss on Extinguishment of Debt.  There were no 2023 Notes converted in the six months ended June 30, 2018. For the six months ended June 30, 2017, we recognized a non-cash loss on extinguishment of debt of approximately $200,000 related to the conversion of $2.0 million aggregate principal amount of the 2019 Notes.

Income Tax.  For the six months ended June 30, 2018, we recorded $7.9 million of income tax expense. As compared to 2017, this decrease of $7.0 million is primarily due to the reduction of the U.S. corporate income tax rate from, 35% to 21%, as a result of the Tax Cuts and Jobs Act passed on December 22, 2017 and the $6.4 million tax benefit from the exercise of employee stock options.

Net Earnings.  Net earnings for the six months ended June 30, 2018 were $57.1 million, compared to net earnings of $27.7 million during the six months ended June 30, 2017, an increase of $29.4 million. This increase was primarily due to the revenue generated from our two commercial products, Trokendi XR and Oxtellar XR, and lower income tax expense, partially offset by an increase in R&D and SG&A spending.

Liquidity and Capital Resources

We believe our increasing levels of net product sales will be sufficient to finance our operations in 2018 and subsequent years, including the increased R&D expenses for our clinical trials, increased expenses to support our commercial products, and the increased expenses in anticipation of launching our product candidates. We expect to incur R&D expenses for the remainder of 2018 at levels similar to that incurred in the first six months to support the development of SPN-810 and SPN-812, including their respective Phase III trials. We expect our selling, general and administrative expenses to continue to increase for the foreseeable future, as we continue to invest in the commercialization of Trokendi XR and Oxtellar XR, and in areas such as compliance, finance, management of our intellectual property portfolio, information technology systems, and personnel, in each case, commensurate with the growth of our business.

Our working capital at June 30, 2018 was $180.6 million, an increase of $75.1 million compared to our working capital of $105.5 million at December 31, 2017. In addition, our long term marketable securities at June 30, 2018 were $503.3 million, an increase of $369.7 million, as compared to $133.6 million at December 31, 2017. This increase is primarily attributable to the net proceeds generated by the issuance of the 2023 Notes.

Our stockholders’ equity increased by $123.0 million during the six-month period ended June 30, 2018, primarily as a result of net earnings, option exercises, share-based compensation and the issuance of the 2023 Notes and warrants, partially offset by the purchase of convertible note hedges.

On March 14, 2018, we issued $402.5 million in aggregate principal amount of 2023 Notes pursuant to an indenture, dated as of March 19, 2018 (the Indenture) between us and Wilmington Trust, National Association, as trustee. The Indenture includes customary terms and covenants, including certain events of default after which the 2023 Notes may be due and payable immediately. Interest on the 2023 Notes, at an annual rate of 0.625%, is payable semi-annually in arrears on April 1 and October 1 of each year. As of June 30, 2018, the outstanding aggregate principal amount of 2023 Notes was $402.5 million. We will settle conversions of the 2023 Notes by paying or delivering, as applicable, cash, shares of our common stock or a combination of cash and shares of our common stock, at our election, based on the applicable conversion rate. The initial conversion rate is 16.8545 shares per $1,000 principal amount of the 2023 Notes, which represents an initial conversion price of approximately $59.33 per share, and is subject to adjustments specified in the Indenture. We may not redeem the 2023 Notes at our option before maturity.

We also entered into separately negotiated convertible note hedge transactions (collectively, the Convertible Note Hedge Transactions). The Convertible Note Hedge Transactions cover, subject to customary anti-dilution adjustments substantially similar to those applicable to the 2023 Notes, the number of shares of our common stock underlying the 2023 Notes. Concurrently with entering into the Convertible Note Hedge Transactions on each such date, we also entered into separate privately negotiated warrant transactions (collectively, the Warrant Transactions) whereby we sold warrants to purchase, subject to customary anti-dilution adjustments, up to the same number of shares of our common stock. The Convertible Note Hedge Transactions and the Warrant Transactions are separate contracts entered into by the Company. The Convertible Note Hedge Transactions are expected to reduce generally the potential dilution with respect to the Company’s common stock upon conversion of the 2023 Notes and/or offset any potential cash payments we are required to make in excess of the principal amount of converted Notes, as the case may be, upon any conversion of the 2023 Notes. The Warrant Transactions are intended to partially offset the cost to the purchased Convertible Note Hedge Transactions; however, the Warrant Transactions could have a dilutive effect with respect to our common stock to the extent that the market price per share of our common stock, as measured under the terms of the Warrant Transactions, exceeds the strike price of the warrants, or $80.9063 per share of Company’s common stock.

We achieved positive cash flow and profitability from operations in the six months ended June 30, 2018 and 2017. While we expect continued profitability in 2018 as we continue to increase sales, we anticipate there may be significant variability from quarter to quarter in our level of profitability due to increasing spending to advance our clinical product candidates.

Cash Flows

The following table sets forth the major sources and uses of cash for the periods set forth below (summarized, in thousands):

	Six Months ended June 30,
	2018	2017	Change
	(unaudited)
Net cash provided by (used in):

Operating activities	$33,689	$39,300	$(5,611)

Investing activities	(473,147)	(46,125)	(427,022)

Financing activities	374,359	2,164	372,195

Net decrease in cash and cash equivalents	$(65,099)	$(4,661)	$(60,438)

Operating Activities

Net cash provided by operating activities is comprised of two components: cash provided by operating earnings and cash provided by changes in working capital.

Results for the six months ended June 30, 2018 and June 30, 2017 are summarized below, in thousands:

	Six Months ended June 30,
	2018	2017	Change
	(unaudited)

Cash provided by operating earnings	$67,481	$44,150	$23,331

Cash used in working capital	(33,792)	(4,850)	(28,942)

Net cash provided by operating activities	$33,689	$39,300	$(5,611)

The decrease in net cash provided by operating activities is primarily driven by an increase in cash used in working capital due to payments of income taxes.

The changes in certain operating assets and liabilities are, in thousands:

	Six Months ended June 30,
	2018	2017	Explanation of Change
	(unaudited)

Increase in accounts receivable	$(7,776)	$(9,630)	Increased product sales offset by timing of cash collections.
Increase (decrease) in inventory	(4,376)	178	Increased inventory volume production resulting from increased product demand following launch of the migraine indication of Trokendi XR.
Decrease in prepaid expenses, other current assets, and other non-current assets	(8,402)	(1,791)	Progress of clinical trials and timing differences primarily related to prepayment of drug regulatory fees in fourth quarter of 2017 and income tax payments in 2018.
Increase in accounts payable, accrued sales deductions and accrued expenses	827	4,445	Timing of vendor payments and increased accrued sales deductions due to increased product sales.

Increase (decrease) in income taxes payable	(15,938)	1,601	Timing of income tax payments.
Other	1,873	347
	$(33,792)	$(4,850)

Investing Activities

We invest excess cash in marketable securities in accordance with our investment policy. Marketable securities consist of investments which mature in four years or less, including U.S. Treasury and various government agency debt securities, as well as investment grade securities in industrial and financial institutions. Fluctuations in investing activities between periods relate exclusively to the timing of marketable security purchases and the related maturities of these securities.

Net cash used in investing activities for the six months ended June 30, 2018 of $473.1 million primarily relates to net purchases of marketable securities of $472.2 million. Net cash used in investing activities for the six months ended June 30, 2017 of $46.1 million related to net purchase of marketable securities of $36.0 million, patent defense costs of $9.2 million, and property and equipment purchases of approximately $900,000.

Financing Activities

Net cash provided by financing activities of $374.4 million for the six months ended June 30, 2018 is from proceeds from the issuance of the 2023 Notes, the Warrant Transactions, and the issuance of common stock due to stock option exercises, partially offset by payments made for the Convertible Note Hedge Transactions and financing costs.

Net cash provided by financing activities of $2.2 million for the six months ended June 30, 2017 is from proceeds from the issuance of common stock due to stock option exercises.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations and commitments as of June 30, 2018 (except as noted below), in thousands, unaudited:

	Less than	1 - 3	3 - 5	Greater than
Contractual Obligations	1 Year	Years	Years	5 Years	Total

Convertible Senior Notes (1)	$—	$—	$402,500	$—	$402,500
Interest on Convertible Notes (1)	2,516	5,031	4,402	—	11,949
Operating Leases (2)	3,420	7,582	4,238	26,109	41,349
Purchase Obligations (3)	151,171	2,236	39	—	153,446
Total (4)	$157,107	$14,849	$411,179	$26,109	$609,244

(1)                                 Relates to the 2023 Notes (see Note 8 in the Notes to the Consolidated Financial Statements in Part I.)

(2)                                 Our commitments for operating leases relate to our lease of office equipment, fleet vehicles and lease of current and new headquarters office and laboratory space as of June 30, 2018. We have the right to terminate the new headquarters lease if, by September 30, 2018, the landlord fails to obtain certain site approval pre-requisites per the lease agreement.

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

(5)                                 As of June 30, 2018, we had liabilities related to uncertain tax positions. Due to uncertainties in the timing of potential tax audits, the timing of the resolution of these positions is uncertain and we are unable to make a reasonably reliable estimate of the timing of payments in individual years beyond 12 months. As a result, liabilities related to uncertain tax positions are not included in the above table.

In addition to the above table, we are contractually obligated to pay to HC Royalty all royalty payments earned under a licensing agreement with United Therapeutics. Although we have recorded a liability of $25.5 million at June 30, 2018 related to this obligation, it is a non-recourse liability for which we have no obligation to make any cash payments to HC Royalty. Accordingly, this obligation will have no impact on our liquidity at any time. Therefore, the non-recourse liability has not been included in the table above.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The primary objective of our investment activities is to preserve our capital to fund operations and to facilitate business development activities. We also seek to maximize income from our investments without assuming significant interest rate or liquidity risk. Our exposure to market risk is confined to our cash, cash equivalents, marketable securities and long term marketable securities. As of June 30, 2018, we had unrestricted cash, cash equivalents, marketable securities and long term marketable securities of $677.7 million. We do not engage in any hedging activities against changes in interest rates. Because of the short-term maturities of our cash, cash equivalents, marketable securities and long term marketable securities and because we generally hold these securities to maturity, we do not believe that an increase in market rates would have any significant impact on the realizable value of our investments. We do not have any currency or other derivative financial instruments other than the outstanding warrants to purchase common stock and the convertible note hedges.

We may contract with CROs and investigational sites globally. Currently, we do not have ongoing trials outside the United States. We do not hedge our foreign currency exchange rate risk. Transactions denominated in currencies other than the U.S. dollar are recorded based on exchange rates at the time such transaction arises. As of December 31, 2017, substantially all of our total liabilities were denominated in the U.S. dollar. Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation and changing prices over the six months ended June 30, 2018 and 2017 had a significant impact on our consolidated results of operations.

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

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2018, the end of the period covered by this report. Based on that evaluation, under the supervision and with the participation of our management, including our CEO and CFO, we concluded that our disclosure controls and procedures were effective as of June 30, 2018.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

From time to time and in the ordinary course of business, we are subject to various claims, charges and litigation. We may be required to file infringement claims against third parties for the infringement of our patents. We have filed such claims for infringement of the Orange Book patents listed for our product Oxtellar XR.

Supernus Pharmaceuticals, Inc. v. TWi Pharmaceuticals, Inc., et al., C.A. No. 15-369 (RMB)(JS) (D.N.J.)

Supernus Pharmaceuticals, Inc. v. TWi Pharmaceuticals, Inc., et al., Appeal No. 2017-2513 (Fed. Cir.)

We received a Paragraph IV Notice Letter against United States Patent Nos. 7,722,898, 7,910,131, 8,617,600, and 8,821,930 from generic drug maker TWi Pharmaceuticals, Inc. on December 9, 2014. On January 16, 2015, we filed a lawsuit against TWi Pharmaceuticals, Inc. and TWi International LLC (d/b/a TWi Pharmaceuticals USA) (collectively TWi) alleging infringement of United States Patent Nos. 7,722,898, 7,910,131, 8,617,600, and 8,821,930.  The Complaint—filed in the U.S. District Court for the District of New Jersey—alleged, inter alia, that TWi infringed our Oxtellar XR patents by submitting to the FDA an ANDA seeking to market a generic version of Oxtellar XR prior to the expiration of our patents. On February 13, 2015, TWi answered the Complaint and denied the substantive allegations of the Complaint.  TWi also asserted Counterclaims seeking declaratory judgments of non-infringement and invalidity of United States Patent Nos. 7,722,898 and 7,910,131. On March 20, 2015, we filed our Reply, denying the substantive allegations of those Counterclaims.  A four-day bench trial was held between April 3 and April 6, 2017.  On August 15, 2017, the Court issued an opinion and order finding that: (i) TWi’s ANDA products infringe United States Patent Nos. 7,722,898, 7,910,131, and 8,821,930; and (ii) United States Patent Nos. 7,722,898, 7,910,131, and 8,821,930 are not invalid.  The Court entered a final judgment on August 28, 2017: (i) enjoining the FDA from approving TWi’s ANDA before the expiration date of United States Patent Nos. 7,722,898, 7,910,131, and 8,821,930; and (ii) enjoining TWi from commercially manufacturing, using, offering to sell, or selling within the United States, or importing into the United States, TWi’s ANDA products until the expiration of United States Patent Nos. 7,722,898, 7,910,131, and 8,821,930.  On August 31, 2017, TWi filed a Notice of Appeal to the United States Court of Appeals for the Federal Circuit.  The appeal was briefed and oral arguments were heard by the U.S. Court of Appeals for the Federal Circuit on August 6, 2018.

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

Item 1A. Risk Factors

Any investment in our business involves a high degree of risk. Before making an investment decision, you should carefully consider the information we include in this Quarterly Report on Form 10-Q, including our consolidated financial statements and related notes, and the additional information in the other reports we file with the Securities and Exchange Commission along with the risks described in our Annual Report on Form 10-K for the year ended December 31, 2017 and Quarterly Report on Form 10-Q for the quarter ended March 31, 2018. These risks may result in material harm to our business and our financial condition and results of operations. In such an eventuality, the market price of our common stock may decline and you could lose part or all of your investment.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)                               Sales of Unregistered Securities.

During the three months ended June 30, 2018, the Company granted options to employees to purchase an aggregate of 35,013 shares of common stock at a weighted-average exercise price of $48.59 per share. Once vested, the options are exercisable for a period of ten years from the grant date. These issuances were exempt from registration in reliance on Section 4(a)(2) of the Securities Act as transactions not involving any public offering.

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

SUPERNUS PHARMACEUTICALS, INC.

DATED: August 9, 2018	By:	/s/ Jack A. Khattar
Jack A. Khattar
President, Secretary and Chief Executive Officer

DATED: August 9, 2018	By:	/s/ Gregory S. Patrick
Gregory S. Patrick
Vice President and Chief Financial Officer