Form 10-Q
period 2020-03-31
SUPERNUS PHARMACEUTICALS, INC.
filed 2020-05-15
CIK 1356576

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☒ No
Securities registered pursuant to Section 12(b) of the Exchange Act

Title of each class	Outstanding at April 29, 2020	Trading Symbol	Name of each exchange on which registered
Common Stock, $0.001 par value per share	52,538,659	SUPN	The Nasdaq Global Market

SUPERNUS PHARMACEUTICALS, INC.
FORM 10-Q — QUARTERLY REPORT
FOR THE QUARTERLY PERIOD ENDED March 31, 2020

PART I — FINANCIAL INFORMATION

Supernus Pharmaceuticals, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share data)

	March 31,	December 31,
	2020	2019
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$225,767	$181,381
Marketable securities	175,104	165,692
Accounts receivable, net	119,195	87,332
Inventories, net	24,418	26,628
Prepaid expenses and other current assets	12,564	11,611
Total current assets	557,048	472,644
Long term marketable securities	534,712	591,773
Property and equipment, net	18,011	17,068
Intangible assets, net	23,579	24,840
Lease assets	21,911	21,279
Deferred income taxes	34,067	32,063
Other assets	538	615

Total assets	$1,189,866	$1,160,282

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$3,124	$10,141
Accrued product returns and rebates	119,453	107,629
Accrued expenses and other current liabilities	33,003	37,130
Income taxes payable	9,097	2,443
Nonrecourse liability related to sale of future royalties, current portion	3,658	3,244
Total current liabilities	168,335	160,587
Convertible notes, net	349,232	345,170
Nonrecourse liability related to sale of future royalties, long term	18,369	19,248
Lease liabilities, long term	30,804	30,440
Other liabilities	9,743	9,409
Total liabilities	576,483	564,854

Stockholders’ equity
Common stock, $0.001 par value; 130,000,000 shares authorized; 52,537,159 and 52,533,348 shares issued and outstanding as of March 31, 2020 and December 31, 2019, respectively	53	53
Additional paid-in capital	392,430	388,410
Accumulated other comprehensive earnings (loss), net of tax	(166)	7,417
Retained earnings	221,066	199,548
Total stockholders’ equity	613,383	595,428

Total liabilities and stockholders’ equity	$1,189,866	$1,160,282

See accompanying notes.

Supernus Pharmaceuticals, Inc.
Condensed Consolidated Statements of Earnings
(in thousands, except share and per share data)

	Three Months ended March 31,
	2020	2019
	(unaudited)
Revenues
Net product sales	$92,490	$83,099
Royalty revenues	2,486	2,375
Total revenues	94,976	85,474

Costs and expenses
Cost of goods sold	4,152	3,684
Research and development	18,937	15,394
Selling, general and administrative	42,875	40,968

Total costs and expenses	65,964	60,046

Operating earnings	29,012	25,428

Other income (expense)
Interest expense	(5,755)	(5,870)
Interest income, net	5,777	4,681
Total other income (expense)	22	(1,189)

Earnings before income taxes	29,034	24,239

Income tax expense	7,516	5,899
Net earnings	$21,518	$18,340

Earnings per share
Basic	$0.41	$0.35
Diluted	$0.40	$0.34

Weighted-average shares outstanding
Basic	52,534,787	52,336,443
Diluted	53,581,051	53,985,385

See accompanying notes.

Supernus Pharmaceuticals, Inc.
Condensed Consolidated Statements of Comprehensive Earnings
(in thousands)

	Three Months ended March 31,
	2020	2019
	(unaudited)
Net earnings	$21,518	$18,340
Other comprehensive (loss) earnings
Unrealized (loss) gain on marketable securities, net of tax	(7,583)	4,585
Other comprehensive (loss) earnings	(7,583)	4,585

Comprehensive earnings	$13,935	$22,925

See accompanying notes.

Supernus Pharmaceuticals, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
Three Months ended March 31, 2020 and 2019
(unaudited, in thousands, except share data)

j	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Earnings (Loss)	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2019	52,533,348	$53	$388,410	$7,417	$199,548	$595,428
Share-based compensation	—	—	3,988	—	—	3,988
Exercise of stock options	3,811	—	32	—	—	32
Net earnings	—	—	—	—	21,518	21,518
Unrealized loss on marketable securities, net of tax	—	—	—	(7,583)	—	(7,583)
Balance, March 31, 2020	52,537,159	$53	$392,430	$(166)	$221,066	$613,383

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Earnings (Loss)	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2018	52,316,583	$52	$369,637	$(3,158)	$86,492	$453,023
Share-based compensation	—	—	3,287	—	—	3,287
Exercise of stock options	57,665	—	783	—	—	783
Net earnings	—	—	—	—	18,340	18,340
Unrealized gain on marketable securities, net of tax	—	—	—	4,585	—	4,585
Balance, March 31, 2019	52,374,248	$52	$373,707	$1,427	$104,832	$480,018

See accompanying notes.

Supernus Pharmaceuticals, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)

	Three Months ended March 31,
	2020	2019
	(unaudited)
Cash flows from operating activities
Net earnings	$21,518	$18,340

Adjustments to reconcile net earnings to net cash provided by operating activities:
Share-based compensation expense	3,988	3,287
Depreciation and amortization	1,732	1,679
Amortization of premium/discount on marketable securities	(451)	(1,102)
Amortization of deferred financing costs and debt discount	4,061	3,848
Noncash interest expense	1,366	1,437
Noncash royalty revenue	(1,567)	(1,576)
Noncash operating lease cost	991	879
Deferred income tax benefit	538	279
Changes in operating assets and liabilities:
Accounts receivable	(31,823)	23,013
Inventories	2,210	(859)
Prepaid expenses and other current assets	(454)	(1,799)
Other noncurrent assets	—	(196)
Accounts payable	(7,017)	4,045
Accrued product returns and rebates	11,824	(18,863)
Accrued expenses and other current liabilities	(3,634)	(3,177)
Income taxes payable	6,654	4,856
Other liabilities	(1,020)	(1,098)
Net cash provided by operating activities	8,916	32,993

Cash flows from investing activities
Purchases of marketable securities	(15,382)	(150,167)
Sales and maturities of marketable securities	53,357	47,143
Purchases of property and equipment	(2,537)	(221)
Deferred legal fees	—	(1)
Net cash provided by (used in) investing activities	35,438	(103,246)

Cash flows from financing activities
Proceeds from issuance of common stock	32	783
Net cash provided by financing activities	32	783

Net change in cash and cash equivalents	44,386	(69,470)
Cash and cash equivalents at beginning of year	181,381	192,248
Cash and cash equivalents at end of period	$225,767	$122,778

Supplemental cash flow information
Cash paid for interest on convertible notes	$1,258	$1,258
Income taxes paid	$324	$800

Noncash investing and financing activities
Deferred legal fees and fixed assets included in accounts payable and accrued expenses	$708	$250
Property and equipment additions from utilization of tenant improvement allowance	$—	$282

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

The Company launched Oxtellar XR and Trokendi XR for the treatment of epilepsy in 2013, followed by the launch of Trokendi XR for the prophylaxis of migraine headache in adolescents and adults in 2017. The Company launched Oxtellar XR with an expanded indication to include monotherapy for partial seizures in January 2019.

COVID-19 Impact

The Company is closely monitoring the impact of the COVID-19 pandemic on all aspects of its business operations, and has assessed the impact of the COVID-19 pandemic on its condensed consolidated financial statements as of March 31, 2020. Since the situation surrounding the COVID-19 pandemic remains fluid, the long term duration, nature, and extent of the effects cannot be reasonably estimated at this time.
2. Summary of Significant Accounting Policies
Basis of Presentation

The Company’s condensed consolidated financial statements include the accounts of: Supernus Pharmaceuticals, Inc.; Supernus Europe Ltd.; Biscayne Neurotherapeutics, Inc.; and Biscayne Neurotherapeutics Australia Pty Ltd. These are collectively referred to herein as “Supernus” or “the Company.” All significant intercompany transactions and balances have been eliminated in consolidation.
The Company’s unaudited condensed consolidated financial statements have been prepared in accordance with the requirements of the U.S. Securities and Exchange Commission (SEC) for interim financial information. As permitted under Generally Accepted Accounting Principles in the United States (U.S. GAAP), certain notes and other information have been omitted from the interim unaudited condensed consolidated financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the Company’s most recent Annual Report on Form 10-K, for the year ended December 31, 2019, filed with the SEC.
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
Use of Estimates

The Company bases its estimates on: historical experience; various forecasts; information received from its service providers; information from other sources; and other assumptions that the Company believes are reasonable under the circumstances. Actual results could differ materially from the Company’s estimates. The Company evaluates the methodologies employed in making its estimates on an ongoing basis.

Inventories

Inventories, which are recorded at the lower of cost or net realizable value, include materials, labor, direct costs and indirect costs. These are valued using the first-in, first-out method. The Company writes down inventory that has become obsolete, or has a cost basis in excess of its expected net realizable value. Expired inventory is disposed of, and the related costs are recognized as Cost of goods sold in the condensed consolidated statement of earnings.

Inventories Produced in Preparation of Product Launches

The Company capitalizes inventories produced in preparation for product launches when future commercialization of a product is probable and when future economic benefit is expected to be realized. The determination to capitalize is based on the particular facts and circumstances relating to the product. Capitalization of such inventory begins when the Company determines that (i) positive results have been obtained for the clinical trials that are necessary to support regulatory approval; (ii) uncertainties regarding regulatory approval have been significantly reduced; and (iii) it is probable that these capitalized costs will provide future economic benefit in excess of capitalized costs.
In evaluating whether these conditions are met, the Company considers the following factors: the product candidate’s current status in the regulatory approval process; results from the related pivotal clinical trials; results from meetings with relevant regulatory agencies prior to the filing of regulatory applications; compilation of the regulatory applications; consequent acceptance by the regulatory body; potential impediments to the approval process, such as product safety or efficacy concerns, potential labeling restrictions, and other impediments; historical experience with manufacturing and commercializing similar products as well as the relevant product candidate; and the resilience of the Company’s manufacturing environment, including its supply chain, in determining logistical constraints that could hamper approval or commercialization. In assessing the economic benefit that the Company is likely to realize, the Company considers: the shelf life of the product in relation to the expected timeline for approval; patent related or contract issues that may prevent or delay commercialization; product stability data of all pre-approval production to determine whether there is adequate expected shelf life; viability of commercialization, taking into account competitive dynamics in the marketplace and market acceptance; anticipated future sales; and anticipated reimbursement strategies that may prevail with respect to the product, if approved.

In applying the lower of cost or net realizable value to pre-launch inventory, the Company estimates a range of likely commercial prices based on comparable commercial products and pre-launch discussions with managed care providers.

The Company could be required to write down previously capitalized costs related to pre-launch inventories upon a change in such judgment(s), due to, among other potential factors, a denial or significant delay of approval by regulatory bodies, a delay in commercialization, or other adverse factors.

Revenue from Product Sales

The Company’s customers, who are primarily pharmaceutical wholesalers and distributors, purchase product to fulfill orders from retail pharmacy chains and independent pharmacies of varying size and purchasing power. The Company recognizes gross revenue when its products are physically received by its customers, upon shipment from a third party fulfillment center. Customers take control of our products, including title and ownership, upon physical receipt of our products at the customers' facilities. Customer orders are generally fulfilled within a few days of receipt, resulting in minimal order backlog. The Company does not adjust revenue for any financing effects, in transactions where the Company expects the period between the transfer of the goods or services and collection to be less than one year. There are no minimum product purchase requirements with customers.

The Company recognizes revenue from product sales in an amount that reflects the consideration the Company expects to receive in exchange for those goods or services. Product sales are recorded net of various forms of variable consideration, including: provision for estimated rebates; provision for estimated future product returns; and an estimated allowance for discounts. These are collectively considered "sales deductions."

As described below, variability in the net transaction price for the Company’s products arises primarily from the aforementioned sales deductions. Variable consideration on product sales is only recognized when it is probable that a significant reversal will not occur. Significant judgment is required in estimating certain sales deductions. In making these estimates, the Company considers: historical experience; product price increases; current contractual arrangements under applicable payor programs; unbilled claims; processing time lags; and inventory levels in the wholesale and retail distribution channel. The Company adjusts its estimates of revenue either when the most likely amount of consideration it expects to receive changes, or when the consideration becomes fixed.

If actual results in the future vary from our estimates, the Company adjusts these estimates. These adjustments could materially affect net product sales and earnings in the period that such adjustments are recorded.
Sales Deductions
The Company records product sales net of the following sales deductions:
•Rebates:  Rebates are discounts which the Company pays under either public sector or private sector health care programs. Public sector rebate programs encompass: various Medicaid drug rebate programs; Medicare gap coverage programs; programs covering public health service institutions; and government entities. All federal employees and agencies purchase drugs under the Federal Supply Schedule. Private sector rebate programs include: contractual agreements with managed care providers, under which the Company pays fees to gain access to that provider’s patient drug formulary; and Company sponsored programs, under which the Company defrays or eliminates patient co-payment charges that the patient would otherwise be obligated to pay to their managed care provider in order to fill their prescription.
Rebates paid under public sector programs are generally mandated under law, whereas private sector rebates are generally contractually negotiated by the Company with managed care providers. Both types of rebates vary over time.

Rebates are owed upon dispensing our product to a patient; i.e., filling a prescription. The accrual balance for rebates consists of the following three components. First, because rebates are generally invoiced and paid quarterly in arrears, the accrual balance consists of an estimate of the amount expected to be incurred for prescriptions dispensed in the current quarter. Second, the accrual balance also includes an estimate for known or estimated prior quarters’ unpaid rebates, to cover prescriptions dispensed in past quarters, but for which no invoice has yet been received. Third, the accrual balance includes an estimate for rebates that will be prospectively owed, for prescriptions filled in future quarters. This pertains to product that has been sold by the Company to wholesalers or distributors, and which resides either as wholesaler/distributor inventory or as inventory held at pharmacies, but as of the end of the reporting period, this product has not been dispensed to a patient.

The Company’s estimates of expected rebate claims vary by program and by type of customer, because the period from the date at which the prescription is filled and the date at which the Company receives and pays the invoice varies substantially. For each of its products, the Company bases its estimates of expected rebate claims on multiple factors, including: historical levels of deductions; contractual terms with managed care providers; actual and anticipated changes in product price; prospective changes in managed care fee for service contracts; prospective changes in co-pay assistance programs; and anticipated changes in program utilization rates i.e., patient participation rates under each specific program. The Company records an estimated liability for rebates at the time the customer takes title to the product (i.e., at the time of sale to wholesalers/distributors), and records this liability as a reduction to gross product sales. This liability is recorded as an increase in Accrued product returns and rebates, in current liabilities on our condensed consolidated balance sheets.

The sensitivity of the Company’s estimates varies by program and by type of customer. If actual rebates vary from estimated amounts, the Company will adjust the balances of such accrued rebates to reflect actual experience with respect to these programs. These adjustments could materially affect the estimated liability balance, net product sales and earnings in the period in which the adjustment(s) is made.

•Returns:  Sales of the Company’s products are not subject to a general right of return. Product that has been used to fill patient prescriptions is no longer subject to any right of return. However, the Company will accept return of product that is damaged or defective when shipped from its third party fulfillment center.
The Company will accept return of expired product six months prior to and up to 12 months subsequent to the product’s expiry date. Expired or defective returned product cannot be re-sold and is therefore destroyed.

The Company records an estimated liability for product returns at the time the customer takes title to the product (i.e., at time of sale) as a reduction to gross product sales. This liability is recorded as an increase in Accrued product returns and rebates, in current liabilities on our condensed consolidated balance sheets. The Company estimates the liability for returns based primarily on the actual returns experience for its two commercial products.

Because the Company’s products have a shelf life of 48 months from date of manufacture, and because the Company accepts return of product up to 12 months post expiry, there is a significant time lag of several years between the time when the product is sold and the time when the Company issues credit on expired product. The Company’s returns policy generally permits product returns to be processed at current wholesaler price rather than at historical acquisition price. Hence, the Company’s estimated liability for product returns is affected by price increases taken subsequent to the date of sale.

When the Company adjusts its estimates for product returns, the adjustment affects the estimated liability, product sales and earnings in the period of adjustment. Those adjustments may be material to our financial results.

•Sales discounts:  Distributors and wholesalers of the Company's pharmaceutical products are generally offered various forms of consideration, including allowances, service fees and prompt payment discounts for distributing our products. Distributor and wholesaler allowances and service fees arise from contractual agreements, and are estimated as a percentage of the price at which the Company sells product to them. In addition, distributors and wholesalers are offered a prompt pay discount for payment within a specified period. The Company accounts for these discounts at the time of sale, as a reduction to gross product sales, and records these discounts as a valuation allowance against Accounts receivable on the condensed consolidated balance sheets.
License Revenues
License and Collaboration Agreements

The Company has entered into collaboration agreements to facilitate commercialization of both Oxtellar XR and Trokendi XR outside of the U.S. Those agreements include the right to use the Company’s intellectual property as a functional license, and generally include an up-front license fee and ongoing milestone payments upon the achievement of certain specific events. These agreements may also require minimum royalty payments based on sales of products which use the applicable intellectual property.

Up-front license fees are recognized once the license has been executed between the Company and its licensee.

Milestones are a form of variable consideration that are recognized when either the underlying events have transpired (i.e., event-based milestone) or when the sales-based targets have been met by the collaborative partner (i.e., sales-based milestone). Both types of milestone payments are nonrefundable. The Company estimates the amount of the milestone to be included in the transaction price by using the most likely amount method. The Company includes in the transaction price some or all of the amount of variable consideration (i.e., the value of the associated milestone), but includes this only to the extent that it is probable that a significant revenue reversal will not occur when the uncertainty associated with the variable consideration is subsequently resolved. Assessing whether it is probable that a significant revenue reversal will not occur once the uncertainty related to the variable consideration is subsequently resolved requires management judgment, and may require assessing factors that are outside of the Company’s influence, such as: likelihood of regulatory success; availability of third party information; and expected time period until achievement of the event. These factors are evaluated based on the specific facts and circumstances.

Event-based milestones are recognized in the period that the related event, such as regulatory approval, occurs. Sales-based milestones are recognized as revenue only when the sales-based target is achieved.

There are no guaranteed minimum amounts owed to the Company related to license and collaboration agreements.
Royalty Revenues

The Company recognizes noncash royalty revenue for amounts earned pursuant to its royalty agreement with United Therapeutics Corporation (United Therapeutics), based on estimated product sales by United Therapeutics (see Note 3). This agreement includes the right to use the Company’s intellectual property as a functional license. In 2014, the Company sold certain of these royalty rights to Healthcare Royalty Partners III, L.P. (HC Royalty) (see Note 17, Commitments and Contingencies). Sales of Orenitram by United Therapeutics result in payments made by United Therapeutics to HC Royalty, in accordance with these agreements. Consequent to this agreement, the Company recorded a nonrecourse liability related to this transaction, and amortizes this amount as noncash royalty revenue.

The Company also recognizes noncash interest expense related to this liability, and accrues interest expense at an effective interest rate (see Note 16). The interest rate is determined based on projections of HC Royalty’s rate of return.

Royalty revenue also includes cash royalty amounts received from collaboration partners, including from Shire Plc (Shire, a subsidiary of Takeda Pharmaceutical Company Ltd), based on net product sales in the current period of Shire’s product, Mydayis. Royalty revenue is only recognized when the underlying product sale by Shire occurs. The Shire arrangement also includes Shire's right to use the Company’s intellectual property as a functional license.

There are no guaranteed minimum amounts owed to the Company related to any of these royalty revenue agreements.

Research and Development Expense and Related Accrued Research and Development Expenses

Research and development expenditures are expensed as incurred. These expenses include: salaries, benefits and share-based compensation; contract research and development services provided by third parties; costs for conducting preclinical and clinical studies; cost of acquiring or manufacturing clinical trial materials; regulatory costs; facilities costs; depreciation expense and other allocated expenses; and license fees and milestone payments related to in-licensed products and technologies. Assets acquired that are used for research and development and that have no future alternative use are expensed as in-process research and development.

The Company estimates preclinical and clinical trial expenses based on services performed pursuant to contracts with research institutions, clinical investigators, clinical research organizations (CROs) and other service providers that provide services on the Company’s behalf. In recording service fees, the Company estimates the cost of those services which have been performed on behalf of the Company during the current period, and compares those costs with the cumulative expenses recorded and cumulative payments made for such services. As appropriate, the Company accrues additional service fees, or defers nonrefundable advance payments, until the related services are performed. If the actual timing of the performance of services or the level of effort varies from the estimate, the Company adjusts its accrued expenses, or its deferred advance payments, accordingly. If the Company subsequently determines that it no longer expects the services associated with a nonrefundable advance payment to be rendered, the remaining portion of that advance payment is charged to expense in the period in which such a determination is made.

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

Any unrealized holding gains or losses on debt securities are reported, net of any tax effects, as a component of other comprehensive earnings (loss) in the condensed consolidated statement of comprehensive earnings. Realized gains and losses are included in interest income, and are determined using the specific identification method for determining the cost of securities sold.

The Company adopted Accounting Standards Update (ASU) No. 2016-13, Financial Instruments - Credit Losses (Topic 326) on January 1, 2020, using the allowance approach. Declines in fair value below amortized cost related to credit losses (i.e., impairment due to credit losses), if any, are included in the condensed consolidated statement of earnings. A corresponding allowance is established. If the estimate of expected credit losses decreases in subsequent periods, the Company will reverse the credit losses through current period earnings, and adjust accordingly the allowance (see Note 2 - Recently Issued Accounting Pronouncements).

Share-Based Compensation

Stock Options

The Company recognizes share-based compensation expense over the service period using the straight-line method. Employee share-based compensation for stock options is measured based on estimated fair value as of the grant date, using the Black-Scholes option-pricing model, in calculating the fair value of option grants as of the grant date. The Company uses the following assumptions for estimating fair value of option grants:

Fair Value of Common Stock—The fair value of common stock underlying the option grants is determined based on observable market prices of the Company’s common stock.

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

Risk-Free Interest Rate—This is the observed U.S. Treasury Note rate, as of the week each option grant is issued, with a term that most closely resembles the expected term of the option.

Expected Forfeiture Rate—Forfeitures are accounted for as they occur.

Restricted Stock Units (RSUs)

Compensation expense is recorded based on amortizing the fair market value as of the date of the grant over the implied service period. RSUs generally vest one year from the date of grant and are subject to continued service requirements.

Performance Stock Units (PSUs)

Performance-Based Awards

Compensation expense for performance-based awards is recognized based on amortizing the fair market value as of the grant date over the periods during which the achievement of the performance is probable. Performance-based PSU awards require certain performance targets to be achieved in order for these awards to vest. These awards vest on the date of achievement of the performance target.

Market-Based Awards

Compensation expense for market-based awards is recognized on a straight-line basis over the requisite service period, regardless of whether the market condition is satisfied. Market-based PSU awards subject to market-based performance targets require achievement of the performance target in order for these units to vest. The Company estimates fair value as of the grant date and expected term using a Monte Carlo simulation that incorporates option-pricing inputs covering the period from the grant date through the end of the derived requisite service period. The expected volatility as of grant date is estimated based historical daily volatility of the Company's common stock over the expected term of the award. The risk-free interest rate is based on the U.S. Treasury Note rate, as of the week the award is issued, with a term that most closely resembles the expected term of the award.

Advertising Expense

Advertising expense includes the cost of promotional materials and activities, such as printed marketing materials, marketing programs and speaker programs. The cost of the Company's advertising efforts are expensed as incurred.
The Company incurred approximately $11.6 million and $9.9 million in advertising costs for the three months ended March 31, 2020 and 2019, respectively. These expenses are recorded as a component of Selling, general and administrative expenses in the condensed consolidated statements of earnings.

Income Taxes
The Company utilizes the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax reporting bases for assets and liabilities, and are measured using enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. When appropriate, valuation allowances are established to reduce deferred tax assets to the amounts expected to be realized.
The Company accounts for uncertain tax positions in its consolidated financial statements when it is more-likely-than-not that the position will be sustained upon examination by the tax authorities. Such tax positions must initially and subsequently be estimated as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the tax authorities, based on full knowledge of the position and relevant facts. The Company's policy is to recognize any interest and penalties related to income taxes as income tax expense in the relevant period.

Recently Issued Accounting Pronouncements
Accounting Pronouncements Adopted

ASU 2016-13, Financial Instruments—Credit Losses (Topic 326) - The new standard, issued in July 2016, requires credit losses on financial assets to be measured as the net amount expected to be collected, rather than based on incurred losses. For available-for-sale debt securities, the new standard did not revise the definition of impairment; i.e., the investment is impaired if the fair value of the investment is less than its cost. It also did not revise the requirement under ASC 320, for an entity to recognize in net income only the impairment amount related to credit risk, and to recognize, in other comprehensive income, the noncredit impairment amount. The new standard made certain targeted changes to the impairment of available-for-sale debt securities, to eliminate the concept of "other than temporary" from the impairment model. Targeted changes to the impairment model included recognition of credit losses on available-for-sale debt securities using the allowance method, and limiting the allowance to the amount by which fair value is below amortized cost. The new standard also requires enhanced disclosure of credit risk associated with respective assets.

The Company adopted the new standard effective January 1, 2020. The adoption of the standard did not have a material impact on its condensed consolidated financial statements.

ASU 2018-15, Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract - The new standard, issued in August 2018, aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or to obtain internal-use software. This includes hosting arrangements that include an internal-use software license. This ASU also requires that the implementation costs of a hosting arrangement that is a service contract are expensed over the term of the hosting arrangement, which includes reasonably certain renewals.

The Company adopted the new standard effective January 1, 2020. The adoption of the standard did not have a material impact on its condensed consolidated financial statements.

ASU 2018-18, Clarifying the Interaction Between Topic 808 and Topic 606 - The new standard, issued in November 2018, clarifies when transactions between participants in a collaborative arrangement are within the scope of Topic 606.

The Company adopted the new standard effective January 1, 2020. The adoption of the standard did not have a material impact on its condensed consolidated financial statements.

ASU 2018-13, Changes to Disclosure Requirements for Fair Value Measurements (Topic 820) - The new standard, issued in August 2018, improved the effectiveness of disclosure requirements for recurring and nonrecurring fair value measurements. The standard removes, modifies and adds certain disclosure requirements.

The Company adopted the new standard effective January 1, 2020. The adoption of the standard did not have a material impact on its condensed consolidated financial statements.

New Accounting Pronouncements Not Yet Adopted
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
3. Disaggregated Revenues
The following table summarizes the disaggregation of revenues by nature, (dollars in thousands):

	Three Months ended March 31,
	2020	2019
	(unaudited)
Net product sales
Trokendi XR	$68,551	$63,693
Oxtellar XR	23,939	19,406
Total net product sales	$92,490	$83,099
Royalty revenues	2,486	2,375
Total revenues	$94,976	$85,474

Trokendi XR accounted for 74% and 77% of the Company’s total net product sales for the three months ended March 31, 2020 and 2019, respectively.

The Company recognized noncash royalty revenue of $1.6 million for the three months ended March 31, 2020 and 2019, respectively, consequent to the Company's agreement with HC Royalty (see Note 2).

The Company ceased production and distribution of all blister pack configurations for Trokendi XR in 2017. Subsequent to ceasing blister pack production and distribution in 2017, the observed rate of product return for all blister pack configurations of Trokendi XR steadily declined over time. This return rate trend was firmly established over a multi-year period. However, in the first quarter of 2020, the return rate for the final blister pack lots of Trokendi XR produced in 2017 exhibited a return rate significantly higher than had been experienced with all previous lots. The lots for which a higher return rate was observed are the last lots which were produced and distributed.

As a result, the Company changed its estimate of the provision for product returns, based on the most recent experience. This change in estimate resulted in an increase to the provision for product returns of $8.0 million, decreased net product sales of $8.0 million and decreased net earnings of $5.9 million, or $0.11 per basic and per diluted share, for the three months ended March 31, 2020.
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

The Company reports assets and liabilities measured at fair value using a three level hierarchy that prioritizes the inputs used to measure fair value. The three levels of inputs used to measure fair value are as follows:

•Level 1—Inputs are unadjusted, quoted prices in active markets for identical assets. The Company has the ability to access these prices as of the measurement date.

Level 1 assets include: cash held at banks; certificates of deposit; money market funds; investment grade corporate debt securities and U.S. government agency and municipal debt securities.

•Level 2—Level 2 securities are valued using third-party pricing sources that apply relevant inputs and data in their models to estimate fair value. Inputs are quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; inputs other than quoted prices but that are observable for the asset or liability (e.g., interest rates; yield curves); and inputs that are derived principally from or corroborated by observable market data, by correlation, or by other means (i.e., market corroborated inputs).

Level 2 assets include: investment grade corporate debt securities, U.S. government agency and municipal debt securities; other fixed income securities; and SERP (Supplemental Executive Retirement Plan) assets. The fair value of the restricted marketable securities is recorded in Other assets on the condensed consolidated balance sheets.

•Level 3—Unobservable inputs that reflect the Company’s own assumptions. These are based on the best information available, including the Company’s own data.

There were no level 3 assets as of March 31, 2020 or December 31, 2019.
Financial Assets
The Company’s financial assets that are required to be measured at fair value on a recurring basis are as follows (dollars in thousands):

		Fair Value Measurements at March 31, 2020 (unaudited)
	Total Fair Value at March 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Assets:
Cash and cash equivalents
Cash	$19,911	$19,911	$—
Money market funds	205,856	205,856
Marketable securities
Corporate debt securities	174,939	—	174,939
Municipal debt securities	165	—	165
Long term marketable securities
Corporate debt securities	524,683	255	524,428
U.S. government agency debt securities	10,029	—	10,029
Other noncurrent assets
Marketable securities - restricted (SERP)	342	8	334
Total assets at fair value	$935,925	$226,030	$709,895

		Fair Value Measurements at December 31, 2019 (unaudited)
	Total Fair Value at December 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Assets:
Cash and cash equivalents
Cash	$78,912	$78,912	$—
Money market funds	102,469	102,469	—
Marketable securities
Corporate debt securities	165,527	—	165,527
Municipal debt securities	165	—	165
Long term marketable securities
Corporate debt securities	571,828	254	571,574
U.S. government agency and municipal debt securities	19,945	—	19,945
Other noncurrent assets
Marketable securities - restricted (SERP)	418	3	415
Total assets at fair value	$939,264	$181,638	$757,626

The carrying amounts of other financial instruments, including accounts receivable, accounts payable and accrued expenses approximate fair value due to their short-term maturities.
        Unrestricted available-for-sale marketable securities held by the Company are as follows, (dollars in thousands):

	March 31, 2020	December 31, 2019
	(unaudited)
Corporate and U.S. government agency and municipal debt securities
Amortized cost	$710,072	$747,598
Gross unrealized gains	5,362	10,031
Gross unrealized losses	(5,618)	(164)
Total fair value	$709,816	$757,465
The contractual maturities of the unrestricted available-for-sale marketable securities held by the Company are as follows, (dollars in thousands):

March 31, 2020
(unaudited)
Less than 1 year	$175,104
1 year to 2 years	181,141
2 years to 3 years	199,207
3 years to 4 years	154,364
Greater than 4 years	—
Total	$709,816
As of March 31, 2020, there was no impairment due to credit loss on any available-for-sale marketable securities.
Financial Liabilities
The following table sets forth the Company’s financial liabilities that are not carried at fair value, (dollars in thousands):

	March 31, 2020		December 31, 2019
	(unaudited)
	Carrying Value	Fair Value (Level 2)	Carrying Value	Fair Value (Level 2)
2023 Notes	$349,232	$328,038	$345,170	$366,023
The fair value is estimated based on actual trading information, as well as quoted prices provided by bond traders.
5. Convertible Senior Notes Due 2023
The 0.625% Convertible Senior Notes Due 2023 (2023 Notes), which were issued in March 2018, bear interest at an annual rate of 0.625%, payable semi-annually in arrears on April 1 and October 1 of each year. The 2023 Notes will mature on April 1, 2023, unless earlier converted or repurchased by the Company. The Notes are being amortized to interest expense at an effective interest rate of 5.41% over the contractual term of the 2023 Notes. The Company may not redeem the 2023 Notes at its option before maturity. The total principal amount of 2023 Notes is $402.5 million.
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
The Company will settle conversions by paying or delivering, as applicable, cash, shares of the Company’s common stock, or a combination of cash and shares of the Company’s common stock, at its election, based on the applicable conversion rate. The initial conversion rate is 16.8545 shares per $1,000 principal amount of the 2023 Notes, which represents an initial conversion price of approximately $59.33 per share, and is subject to adjustment as specified in the Indenture. In the event of conversion, if converted in cash, the holders would forgo all future interest payments, any unpaid accrued interest, and the possibility of further stock price appreciation.

If a “make-whole fundamental change,” as defined in the Indenture, occurs, then the Company will in certain circumstances increase the conversion rate for a specified period of time. If a “fundamental change,” as defined in the Indenture occurs, then noteholders may require the Company to repurchase their 2023 Notes at a cash repurchase price equal to the principal amount of the 2023 Notes to be repurchased, plus accrued and unpaid interest, if any.
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
Concurrently with entering into the Convertible Note Hedge Transactions, the Company also entered into separate privately negotiated warrant transactions (collectively, the Warrant Transactions) with each of the call spread counterparties. The Company issued a total of 6,783,939 warrants. The warrants entitle the holder to one share per warrant. The strike price of the Warrant Transactions will initially be $80.9063 per share of the Company’s common stock, and is subject to adjustment.
The Convertible Note Hedge Transactions are expected to reduce the potential dilution of the Company’s common stock upon conversion of the 2023 Notes, and/or offset any potential cash payments the Company is required to make in excess of the principal amount of converted 2023 Notes, as the case may be. The Warrant Transactions are intended to partially offset the cost to the Company of the purchased Convertible Note Hedge Transactions; however, the Warrant Transactions could have a dilutive effect with respect to the Company’s common stock to the extent that the market price per share of the Company’s common stock, as measured under the terms of the Warrant Transactions, exceeds the strike price of the warrants.
The liability component of the 2023 Notes consists of the following, (dollars in thousands):

	March 31, 2020	December 31, 2019
	(unaudited)
2023 Notes	$402,500	$402,500
Unamortized debt discount and deferred financing costs	(53,268)	(57,330)
Total carrying value	$349,232	$345,170
No 2023 Notes were converted as of March 31, 2020 or December 31, 2019.
6. Share-Based Payments
Share-based compensation expense is as follows (dollars in thousands):

	Three Months ended March 31,
	2020	2019
	(unaudited)
Research and development	$681	$574
Selling, general and administrative	3,307	2,713
Total	$3,988	$3,287

Stock Option and Stock Appreciation Rights
The following table summarizes stock option and stock appreciation rights (SAR) activities:

	Number of Options	Weighted- Average Exercise Price (per share)	Weighted- Average Remaining Contractual Term (in years)
Outstanding, December 31, 2019	4,606,559	$23.05	6.66
Granted	1,105,925	$23.99
Exercised	(3,811)	$8.33
Forfeited	(25,275)	$28.12
Outstanding, March 31, 2020 (unaudited)	5,683,398	$23.22	7.08

As of December 31, 2019:
Vested and expected to vest	4,606,559	$23.05	6.66
Exercisable	2,598,112	$15.68	5.48

As of March 31, 2020:
Vested and expected to vest	5,683,398	$23.22	7.08
Exercisable	3,394,315	$18.71	5.75

Restricted Stock Units

During the three months ended March 31, 2020, the Company granted 26,055 RSUs with a weighted average grant date fair value per share of $23.99, which generally vest one year from the date of grant.

Performance Stock Units

Performance-Based Awards

During the three months ended March 31, 2020, the Company granted 15,625 performance-based awards, with a weighted average grant date fair value per share of $23.99, which require certain performance targets to be achieved in order for these awards to vest. Vesting is subject to continued service requirements through the date that the achievement of the performance target is certified.
Market-Based Awards
During the three months ended March 31, 2020, the Company granted 15,625 market-based awards, with a weighted average grant date fair value per share of $23.41, which are subject to market-based performance targets in order for these awards to vest.
7. Earnings per Share

Basic earnings per share (EPS) is calculated using the weighted-average number of common shares outstanding. Diluted EPS is calculated using the weighted-average number of common shares outstanding, including the dilutive effect of the Company’s stock option grants, SARs, RSUs, PSUs, warrants, employee stock purchase plan (ESPP) awards and the 2023 Notes, as determined per the treasury stock method.

Effect of Convertible Notes and Related Convertible Note Hedges and Warrants

In connection with the issuance of the 2023 Notes, the Company entered into Convertible Note Hedge and Warrant Transactions as described further in Note 5, Convertible Senior Notes Due 2023. The expected collective impact of the Convertible Note Hedge and Warrant Transactions is to reduce the potential dilution that may occur between the conversion price of $59.33 per share and the strike price of the warrants of $80.9063 per share.

The 2023 Notes and related Convertible Note Hedge and Warrant Transactions are excluded in the calculation of diluted EPS because inclusion would be anti-dilutive. Specifically, the denominator of the diluted EPS calculation excludes the additional shares related to the 2023 Notes and warrants, because the average price of the Company's common stock was less than the conversion price of the 2023 Notes of $59.33 per share, as well as less than the strike price of the warrants of $80.9063 per share. Prior to actual conversion, the Convertible Note Hedge Transactions are not considered in calculating diluted earnings per share, as their impact would be anti-dilutive.

In addition to the above described effect of the 2023 Notes and the related Convertible Note Hedge and Warrant Transactions, the Company also excluded the common stock equivalents of the following outstanding stock-based awards in the calculation of diluted EPS, because their inclusion would be anti-dilutive:

	Three Months ended March 31,
	2020	2019
	(unaudited)
Stock options, RSUs, PSUs	3,034,099	608,948

The following table sets forth the computation of basic and diluted net earnings per share for the three months ended March 31, 2020 and 2019 (dollars in thousands, except share and per share amounts):

	Three Months ended March 31,
	2020	2019
	(unaudited)
Numerator, dollars in thousands:
Net earnings	$21,518	$18,340

Denominator:
Weighted average shares outstanding, basic	52,534,787	52,336,443

Effect of dilutive securities:
Stock options, PSU, RSU and SAR	1,046,264	1,648,942
Weighted average shares outstanding, diluted	53,581,051	53,985,385

Earnings per share, basic	$0.41	$0.35
Earnings per share, diluted	$0.40	$0.34

8. Income Tax Expense
The following table provides information regarding the Company’s income tax expense for the three months ended March 31, 2020 and 2019, (dollars in thousands):

	Three Months ended March 31,
	2020	2019
	(unaudited)
Income tax expense	$7,516	$5,899
Effective tax rate	25.9%	24.3%
The increases in income tax expense and the effective tax rate for the three months ended March 31, 2020, as compared to the same period in the prior year, are primarily attributable to higher income before taxes, increase in the number of states in which we owe taxes and an increase in non-deductible expenses.
On March 27, 2020, President Trump signed into law the Coronavirus Aid, Relief and Economic Security Act (CARES Act). The CARES Act is an emergency economic stimulus package that includes spending and tax breaks to strengthen the U.S. economy and fund a nationwide effort to curtail the effect of the COVID-19 pandemic. While the CARES Act provides sweeping tax changes in response to the COVID-19 pandemic, some of the more significant provisions which are expected to impact the

Company’s financial statements include removal of certain limitations on utilization of net operating losses and increasing the ability to deduct interest expense, as well as amending certain provisions of the previously enacted Tax Cuts and Jobs Act.

As of March 31, 2020, the Company expects that these provisions will not have a material impact as the Company does not have net operating losses that would fall under these provisions and does not expect interest expense to be limited. The ultimate impact of the CARES Act may differ from this estimate due to changes in interpretations and assumptions, guidance that may be issued and actions the Company may take in response to the CARES Act. The CARES Act is highly detailed and the Company will continue to assess the impact that various provisions will have on its business.
9. Leases

The Company has operating leases for its new headquarters office at 9715 Key West Ave, Rockville, MD; its former headquarters office and lab space at 1550 East Gude Drive in Rockville, MD; and for its fleet vehicles. The Company’s existing leases for its former headquarters office and lab space run through April 2020. With respect to the fleet vehicle leases, given the volume of individual leases involved in the overall arrangement, the Company applies a portfolio approach to effectively account for the operating lease assets and liabilities.
New Headquarters Lease

The Company entered into a new lease agreement, effective January 31, 2019, with Advent Key West, LLC (Landlord), for its new headquarters office in Rockville, MD (Premises). The term of the new headquarters lease commenced on February 1, 2019 (the Commencement Date) and will continue until April 30, 2034, unless earlier terminated in accordance with the terms of the lease. The lease includes options to extend the lease for up to 10 years, beyond 2034. Fixed rent with respect to the Premises began on the Commencement Date. However, the Landlord agreed to a rent abatement from the Commencement Date through April 30, 2020.

The initial fixed rental rate is approximately $195,000 per month for the first 12 months, and will automatically increase by 2% on each anniversary of the Commencement Date. Under the terms of the Lease, the Company provided a security deposit of approximately $195,000, and be required to pay all utility charges for the Premises, in addition to its pro rata share of any operating expenses and real estate taxes.

The lease also provides for a tenant improvement allowance of approximately $10.2 million in the aggregate. As of December 31, 2019, the tenant improvement allowance was fully utilized and recorded as leasehold improvements within Property and equipment on the condensed consolidated balance sheets.

Supplemental balance sheet information related to leases is as follows (dollars in thousands):

	March 31, 2020	December 31, 2019
	(unaudited)
Assets
Lease assets	$21,911	$21,279

Liabilities
Accrued expenses and other current liabilities
Lease liabilities, current	$3,456	$2,825
Non-current
Lease liabilities, long term	30,804	30,440
Total lease liabilities	$34,260	$33,265

Weighted-average remaining lease term (years)	12.1	12.5
Weighted-average discount rate	4.3%	4.4%
Operating lease costs are as follows (dollars in thousands):

	Three Months ended March 31,
	2020	2019
	(unaudited)
Fixed lease cost	$1,497	$1,032
Variable lease cost	627	465
Total operating lease cost	$2,124	$1,497

Supplemental cash flow information related to leases is as follows (dollars in thousands):

	Three Months ended March 31,
	2020	2019
	(unaudited)
Cash paid for operating leases	$1,261	$1,313
Lease assets and tenant receivables obtained for new operating leases	$1,715	$17,136

Future minimum lease payments under noncancellable operating leases, as of March 31, 2020, are as follows (dollars in thousands, unaudited):

2020 (remaining)	$3,672
2021	4,760
2022	4,226
2023	2,537
2024	2,587
Thereafter	26,784
Total future minimum lease payments	$44,566
Less: Imputed interest (1)	(10,306)
Present value of lease liabilities	$34,260
________________________________________________________________
(1) Calculated using the interest rate for each lease.

10. Accounts Receivable

As of March 31, 2020 and December 31, 2019, the Company recorded allowances of approximately $10.3 million and $11.0 million, respectively, for prompt pay discounts and contractual service fees paid to the Company’s customers.

11. Inventories
Inventories consist of the following (dollars in thousands):

	March 31, 2020	December 31, 2019
	(unaudited)
Raw materials	$4,331	$4,582
Work in process	8,221	11,428
Finished goods	11,866	10,618
Total	$24,418	$26,628

As of March 31, 2020 and December 31, 2019, the Company did not capitalize any pre-launch inventory costs.

12. Property and Equipment
Property and equipment consists of the following (dollars in thousands):

	March 31, 2020	December 31, 2019
	(unaudited)
Lab equipment and furniture	$11,538	$11,053
Leasehold improvements	14,974	14,217
Software	2,225	2,225
Computer equipment	2,013	1,839
Construction-in-progress	431	433
	31,181	29,767
Less accumulated depreciation and amortization	(13,170)	(12,699)
Total	$18,011	$17,068
Depreciation and amortization expense on property and equipment was approximately $0.5 million and $0.4 million for the three months ended March 31, 2020 and 2019, respectively.
As of March 31, 2020, there were no identified indicators of impairment.
13. Intangible Assets

Intangible assets consist of patent defense costs, which are deferred legal fees incurred in conjunction with defending patents for Oxtellar XR and Trokendi XR. The Company amortizes these costs over the useful life of the respective patents.

The following sets forth the gross carrying amount and related accumulated amortization of the intangible assets (dollars in thousands):

	Weighted- Average Life (Years)	March 31, 2020	December 31, 2019
	(unaudited)
Capitalized patent defense costs	2.76 - 7.01 years	$43,375	$43,375
Less accumulated amortization		(19,796)	(18,535)
Total		$23,579	$24,840
U.S. patents covering Oxtellar XR and Trokendi XR will expire no earlier than 2027. As regards Trokendi XR, the Company entered into settlement agreements that allow third parties to enter the market by January 1, 2023, or earlier under certain circumstances. Amortization expense on intangible assets was approximately $1.3 million for both three month periods ended March 31, 2020 and 2019, respectively.
As of March 31, 2020, there were no identified indicators of impairment.
14. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following (dollars in thousands):

	March 31, 2020	December 31, 2019
	(unaudited)
Accrued clinical trial costs (1)	$11,224	$13,285
Accrued compensation	9,549	11,223
Accrued professional fees	4,706	3,936
Lease liabilities, current	3,456	2,825
Other accrued expenses	4,068	5,861
Total	$33,003	$37,130
_____________________________________________________________________
(1) Includes preclinical and all clinical trial-related costs.
15. Accrued Product Returns and Rebates
Accrued product returns and rebates consist of the following (dollars in thousands):

	March 31, 2020	December 31, 2019
	(unaudited)
Accrued product rebates	$94,612	$88,811
Accrued product returns	24,841	18,818
Total	$119,453	$107,629

16. Other Income (Expense)
Other income (expense) consist of the following (dollars in thousands):

	Three Months ended March 31,
	2020	2019
	(unaudited)
Interest income	$5,777	$4,681
Interest expense	(4,693)	(4,710)
Interest expense on nonrecourse liability related to sale of future royalties	(1,062)	(1,160)

Total	$22	$(1,189)
Interest expense includes noncash interest expense related to amortization of deferred financing costs and amortization of the debt discount on the 2023 Notes of $4.1 million and $3.8 million for the three months ended March 31, 2020 and 2019, respectively.

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

Royalty Agreement

In the third quarter of 2014, the Company received $30.0 million pursuant to a Royalty Interest Acquisition Agreement related to the purchase by HC Royalty of certain of the Company’s rights under the Company’s agreement with United Therapeutics, related to the commercialization of Orenitram (treprostinil) Extended-Release Tablets. Full ownership of the royalty rights will revert to the Company if and when a certain cumulative payment threshold is reached, per the terms of the agreement (see Note 2, Note 3 and Note 16).

18. Subsequent Events

Joint Development and Option Agreement with Navitor

On April 21, 2020, the Company entered into a Development and Option Agreement (Development Agreement) with Navitor Pharmaceuticals, Inc. (Navitor). Under the terms of the Development Agreement, the Company and Navitor will jointly conduct a Phase II clinical program for NV-5138 in treatment-resistant depression. In addition, Navitor has granted the Company an exclusive option to license or acquire NV-5138 in all world territories, excluding Greater China, prior to initiation of a Phase III clinical program.

In consideration of the rights granted under the Development Agreement, the Company will acquire Series D Preferred Shares of Navitor for $15 million, representing approximately 13% ownership in Navitor. In addition, the Company will pay to Navitor a one time, non-refundable and non-creditable option issue fee of $10 million. Total payments, exclusive of royalty payments on net sales of NV-5138 and development costs under the Development Agreement, have the potential to reach $410 million to $475 million, which include the upfront cash payment of $25 million described above, an additional license or acquisition fee depending on whether the Company ultimately licenses or acquires NV-5138, and subsequent clinical, regulatory and sales milestone payments. The Company will bear all development costs incurred by either the Company or Navitor up to a maximum of $50 million. The Development Agreement provides Navitor an option to request that the Company pay certain development costs in excess of $50 million once expenses reach this threshold and grants the Company a right of first refusal to negotiate for rights to develop and commercialize any composition of matter that has a similar mechanism of action as NV-5138.

CNS Portfolio Acquisition from US WorldMeds

On April 28, 2020, the Company entered into a definitive Sales and Purchase Agreement with US WorldMeds Partners, LLC, pursuant to which the Company will purchase all of the outstanding equity of USWM Enterprises, LLC (USWM Enterprises), comprising the entire issued share capital of USWM Enterprises, for total consideration of $530 million, consisting of an upfront cash payment of $300 million and additional cash payments of up to $230 million upon the achievement of certain commercial milestones. With the acquisition, the Company will add three established, marketed products and one product candidate in late-stage development to its CNS portfolio. The transaction is expected to close in the second quarter of 2020, subject to certain conditions, including the expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act and other customary conditions.

Paragraph IV Filing for Oxtellar XR

On May 14, 2020, the Company received a Paragraph IV Notice Letter from Apotex Inc. and Apotex Corp advising Supernus of the submission by Apotex of an Abbreviated New Drug Application to the U.S. Food and Drug Administration (FDA) seeking approval for oxcarbazepine extended-release tablets. The Company is currently reviewing the details of this Notice Letter and intends to vigorously enforce its intellectual property rights relating to Oxtellar XR.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to help the reader understand the results of operations and the financial condition of Supernus Pharmaceuticals, Inc. (the Company, we, us, or our). The interim financial statements included in this report and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our audited consolidated financial statements and notes thereto for the year ended December 31, 2019 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on February 28, 2020.
In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. These forward-looking statements may include declarations regarding the Company’s belief or current expectations of management, such as statements including the words “budgeted,” “anticipate,” “project,” “forecast,” “estimate,” “expect,” “may,” “believe,” “potential,” and similar statements or expressions, which are intended to be among the statements that are forward-looking statements, as such statements reflect the reality of risk and uncertainty that is inherent in our business. Actual results may differ materially from those expressed or implied by such forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which are made as of the date this report was filed with the Securities and Exchange Commission. Our actual results and the timing of events could differ materially from those discussed in our forward-looking statements as a result of many factors, including those set forth under the “Risk Factors” section of our Annual Report on Form 10-K and elsewhere in this report as well as in other reports and documents we file with the Securities and Exchange Commission from time to time. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances occurring after the date of this Quarterly Report on Form 10-Q.
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

On April 21, 2020, the Company entered into a Development and Option Agreement (Development Agreement) with Navitor Pharmaceuticals, Inc. (Navitor). Under the terms of the Development Agreement, the Company and Navitor will jointly conduct a Phase II clinical program for NV-5138 in treatment-resistant depression.

On April 28, 2020, the Company entered into a Sales and Purchase Agreement to acquire the CNS portfolio of US WorldMeds Partners, LLC. With the acquisition, the Company will add three established, marketed products and a product candidate in late-stage development to its portfolio.

COVID-19 Impact

The Company is closely monitoring the impact of the COVID-19 pandemic on all aspects of our business operations, and has assessed the impact of the COVID-19 pandemic on our condensed consolidated financial statements. Although the COVID-19 pandemic has not significantly impacted our condensed consolidated financial statements as of March 31, 2020 and during the three month period then ended, it may have future impact, especially if the severity worsens, duration lengthens, or the nature of the impacts changes.

The full impact of the COVID-19 pandemic is highly uncertain and subject to change. Such effects may vary significantly across different aspects of our business operations. The Company cannot yet know the full extent of potential delays, impacts on its business, financial conditions, the healthcare systems, or the economy. These effects could have material impact on the Company’s liquidity, capital resources, operations and business. See “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q for additional information on risk factors that could impact our business and results.

The risks and uncertainties resulting from the COVID-19 pandemic may affect our future earnings, cash flows and financial condition. These effects include: adverse impact on research and development activities as a result of temporarily halting additional enrollment in the SPN-812 adult trial; adverse impact on selling and marketing efforts as a result of temporarily halting in-person interactions by our sales force with healthcare providers; adverse impact on net product sales as a result of decreased new prescriptions due to fewer patient visits to physician’s offices to begin or to maintain treatment; potential changes in payer segment mix; and increased use of co-pay programs due to rising unemployment. Financial effects could include impairment of intangible and long-lived assets, increased reserves for sales deductions that could impact our net product sales; and adjustments for market volatility for items subject to fair value measurement, such as marketable securities.

For the three months ended March 31 2020, with the exception of effects already cited, we were able to largely maintain our normal operations. Because the COVID-19 pandemic has not materially impacted our operations or demand for our products, it has also not negatively impacted our liquidity position in a material way. We expect to continue to generate cash flows to meet our short-term liquidity needs and have access to liquidity.

Products and Product Candidates

The table below summarizes our current portfolio of novel products and product candidates:

* Prophylaxis of migraine headache in adults and adolescents.
** SPN-820 = NV-5138 (Navitor Partnership)

        We devote significant resources to research and development of product candidates and proprietary drug technologies. We expect to incur significant expenses as we: invest in research and development related to the continued development of each of our product candidates through U.S. Food and Drug Administration (FDA) approval or until the program terminates; expand product indications for approved products; invest in sales and marketing resources for existing and new products; enter into agreements to purchase products, product candidates or other companies; and invest in support of our business, technology, regulatory and intellectual property portfolio.
Our Neurology Portfolio
Our neurology portfolio includes two commercial products and one product candidate for the treatment of neurological diseases.
Commercial Products
Trokendi XR is a once-daily extended release topiramate product for the prophylaxis of migraine headache and for the treatment of epilepsy. We believe a once-daily dosing regimen improves compliance, making it more probable that patients take their medication and maintain sufficient levels of medication in their bloodstream. Trokendi XR's unique smooth pharmacokinetic profile results in lower peak plasma concentrations, higher trough plasma concentrations, and slower plasma uptake rates. This results in smoother and more consistent plasma concentrations than immediate release topiramate formulations. We believe that such a profile mitigates blood level fluctuations that are frequently associated with many side effects, thereby reducing the likelihood of breakthrough seizures or migraine headaches that patients can suffer when taking immediate release products. Side effects associated with immediate release products may lead patients to skip doses, which could place them at higher risk for breakthrough seizures or migraine headaches.
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

Product Prescriptions
        The following table provides data regarding our prescriptions, as reported by IQVIA, during the periods indicated, including percentage changes in volume:

	Three Months ended March 31,		Change
	2020	2019	Volume	Percent
Prescriptions
Trokendi XR	160,315	160,940	(625)	—%
Oxtellar XR	43,089	38,580	4,509	12%
Total prescriptions	203,404	199,520	3,884	2%
Product Candidate
SPN-817 (huperzine A)
SPN-817 will have new chemical entity status (NCE) in the U.S. market. We expect to develop intellectual property (IP) protecting this product candidate through our own research and development efforts, as well as through in-licensed IP. SPN-817 represents a novel mechanism of action for an anticonvulsant. Development will initially focus on the drug's anticonvulsant activity, which has been shown in preclinical models for treatment of partial seizures and Dravet Syndrome. SPN-817 is in clinical development, and has received an Orphan Drug designation for Dravet Syndrome from the FDA.
SPN-817 Development Program

We plan on studying SPN-817 initially in severe epilepsy disorders. A Phase I proof-of-concept trial is currently underway outside of the U.S. in adult patients with refractory complex partial seizures, studying the safety and pharmacokinetic profile of a new extended release formulation of non-synthetic huperzine A. The Company initiated preclinical Investigational New Drug (IND) enabling activities in the U.S.
We will focus on completing and optimizing the synthesis process of the synthetic drug and developing a novel dosage form. Given the potency of huperzine A, a novel extended release oral dosage form is critical to the success of this program, because initial studies with the immediate release formulations of non-synthetic huperzine A have shown dose-limiting, serious side effects.
Our Psychiatry Portfolio
Our psychiatry portfolio includes two product candidates, SPN-812 and SPN-820, for the treatment of psychiatric disorders.
Product Candidate
SPN-812 (extended release viloxazine hydrochloride)
SPN-812 is a serotonin norepinephrine modulating agent (SNMA), which we are developing as a novel non-stimulant for the treatment of ADHD. We believe SPN-812 could be well-differentiated as compared to other non-stimulant treatments due to its different pharmacological and pharmacokinetic profile. The active ingredient in SPN-812, viloxazine hydrochloride, has an extensive safety record in Europe, where it was previously marketed for many years as an antidepressant, albeit at much higher dosage levels. Viloxazine hydrochloride is a structurally distinct, bicyclic, SNMA with NCE status in the U.S.
The FDA accepted the review of the NDA for SPN-812 for the treatment of children and adolescents with ADHD in January 2020 and assigned a PDUFA target action date of November 8, 2020. We plan to launch it, pending FDA approval, in the fourth quarter of 2020. We expect SPN-812, if approved, to have five-year market exclusivity due to its NCE status in the U.S. Furthermore, we are pursuing IP covering the novel synthesis process for the active ingredient in SPN-812, its novel use in ADHD and its novel extended release product profile.

SPN-812 Development Program
We continue to prepare for the commercial launch of SPN-812 at the end of 2020. The Company remains engaged with the FDA regarding the NDA for SPN-812 for the treatment of ADHD.
We initiated a Phase III program in adults in the third quarter of 2019. The SPN-812 adult trial reached approximately 75% of the targeted enrollment before additional enrollment was put on hold in March 2020 due to the impact of COVID-19. We are employing virtual efforts to ensure that currently enrolled subjects can progress to completion of treatment. This trial was ahead of schedule prior to the COVID-19 pandemic, with a potential data release in the second half of this year. Depending on when the Company can restart enrollment and complete the study, data from the trial may be pushed out into 2021.

Patents
We currently have ten U.S. patents that cover Trokendi XR. We have one patent issued for extended release topiramate in each of the following countries: Mexico; Australia; Japan; and Canada. We have two patents issued in Europe. The ten issued U.S. patents covering Trokendi XR will expire no earlier than 2027. We own all of the issued patents.
The Company has entered into settlement agreements with third parties, permitting sale of a generic version of Trokendi XR on January 1, 2023, or earlier under certain circumstances.
Our extended release oxcarbazepine patent portfolio currently includes twelve U.S. patents, nine of which cover Oxtellar XR. The nine issued U.S. patents covering Oxtellar XR will expire no earlier than 2027. We have two issued patents for extended release oxcarbazepine in both Europe and Australia, and one patent issued in each of the following countries: Canada; Japan; China and Mexico. In addition, we have a pending U.S. patent application that covers various extended release formulations containing oxcarbazepine. We own all of the issued patents and the pending U.S. patent application.
For our pipeline product, SPN-812, we have three families of pending U.S. non-provisional and foreign counterpart patent applications. Patents, if issued, could expire from 2029 to 2033. We have one patent issued each in Europe and Canada, covering a method of treating ADHD using viloxazine hydrochloride. In another family, covering the novel synthesis process of active ingredient, we have four patents issued in the U.S., five patents issued in Mexico, two patents issued in Japan, and one patent issued each in Europe, Canada and Australia. We have four patents issued in the U.S. covering modified release formulations of viloxazine hydrochloride, two patents issued in Japan and Australia and one patent issued in Mexico. We own all of the issued patents and the pending patent applications.
We continue to build our intellectual property portfolio to provide additional protection for our technologies, products and product candidates.
To protect our competitive position, it may be necessary to enforce our patent rights through litigation against infringing third parties. See Part II, Item 1—Legal Proceedings for additional information.
Critical Accounting Policies and the Use of Estimates
The significant accounting policies and basis of presentation for our condensed consolidated financial statements are described in Part I, Item 1, Financial Statements, Note 2, Summary of Significant Accounting Policies, in the Notes to the Condensed Consolidated Financial Statements. Our condensed consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP), requiring us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses, and to disclose material contingent assets and liabilities. Actual results could differ materially from our estimates.
We believe the following accounting policies and estimates to be critical:
Revenue Recognition

Revenue from product sales is recognized when physical control of our products is transferred to our customers, who are primarily pharmaceutical wholesalers and distributors. Product sales are recorded net of various forms of variable consideration, including: estimated rebates; sales discounts; and an estimated liability for future product returns (collectively, “sales deductions”). We adjust our estimates at the earlier of when the most likely amount of consideration we expect to receive changes, or when the consideration becomes fixed. For a complete description of our revenue recognition policy, see Part I, Item 1, Financial Statements, Note 2, Revenue from Product Sales, in the Notes to Condensed Consolidated Financial Statements. In addition, see Results of Operations, Sales deductions and related accruals for more information.

Research and Development Expenses and Related Accrued Research and Development Expenses

Research and development expenditures are expensed as incurred. We estimate preclinical and clinical trial expenses based on services performed pursuant to contracts with research institutions, clinical investigators, clinical research organizations (CROs) and other service providers that conduct activities on the Company’s behalf. If the actual timing of the performance of services or the level of effort varies from our estimate, we adjust our accrued expenses or our deferred advance payments accordingly. For a complete description of our research and development expense, preclinical trial, and clinical trial accrual policies, see Part I, Item 1, Financial Statements, Note 2, Summary of Significant Accounting Policies—Research and Development Expense and Related Accrued Research and Development Expenses, in the Notes to Condensed Consolidated Financial Statements.

Preclinical and clinical trials are inherently complex and often involve multiple service providers. Because billing for services often lags by a month or several months, we are often required to estimate, and therefore accrue, a significant portion of the incurred expenses. This process involves reviewing open contracts and communicating with our subject matter expert personnel, as well as with the appropriate service provider personnel, to identify services that have been performed on our behalf but for which no invoice has been received. This includes services provided by CROs, as well as services provided by clinical investigators and other service providers. We accrue the cost for unbilled services performed, whether partially or fully completed.

Payments to service providers can either be based on hourly rates for service, or based on achievement of performance driven milestones. We work with each service provider to obtain an estimate for services provided but are unbilled as of the end of the calendar quarter, including estimates for payments to site investigators. When accruing clinical trial expenses, we estimate the time period over which services will be performed during the life of the entire clinical program, the total cost of the program, and the level of effort to be expended in each intervening period.

We work diligently to minimize, if not eliminate, estimates based solely on Company generated calculations by relying primarily on estimates provided by our vendors. If we and/or the service provider underestimates or overestimates the costs associated with a service at any given point in time, adjustments to research and development expenses would be necessary in the following periods. Historically, our estimated accrued clinical expenses have closely approximated the actual expenses incurred, with minimal adjustments to expense in the subsequent periods.

Results of Operations
Comparison of the Three Months ended March 31, 2020 and 2019
Revenues
Revenues consist of net product sales of Trokendi XR and Oxtellar XR in the U.S., and royalty and licensing revenues from our collaborative licensing arrangements. The following table provides information regarding our revenues during the periods indicated, (dollars in thousands):

	Three Months ended March 31,		Change
	2020	2019	Amount	Percent
Net product sales
Trokendi XR	$68,551	$63,693	$4,858	8%
Oxtellar XR	23,939	19,406	4,533	23%
Total net product sales	$92,490	$83,099	$9,391	11%
Royalty revenues	2,486	2,375	111	5%
Total revenues	$94,976	$85,474	$9,502	11%
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
Total Net Product Sales
The increase in net product sales for the three months ended March 31, 2020 as compared to the prior year, is primarily due to the favorable impact of the 8% price increase taken January 1, 2020, favorable unit prescription growth for Oxtellar XR and the adverse impact of the pipeline inventory reduction in 2019. These effects were partially offset by unfavorable changes in net sales deductions.
In the fourth quarter of 2018, wholesalers, distributors and pharmacies increased their inventory holdings, as compared to the prevailing inventory levels in the preceding quarter. This action was effectively reversed in the first quarter of 2019. As a result, both gross sales and net product sales in the first quarter of 2019 were adversely impacted, with the impact on net product sales of approximately $10 million.
As regards to sales deductions, patient reimbursement challenges and increased contracting pressure from managed care providers resulted in higher program participation rates, increased per patient costs for our co-pay programs and higher per patient rebate payments to managed care providers. As a result, this increased the provision for sales deductions and reduced net product sales.
Trokendi XR
Trokendi XR net product sales increased by $4.9 million, or 8%, for the three months ended March 31, 2020, as compared to the same period in 2019. This increase was driven by the favorable impact of an 8% price increase in 2020. The adverse impact in sales deductions year over year was essentially offset by the negative impact in the first quarter of 2019 of the aforementioned channel inventory reduction.
Oxtellar XR
Oxtellar XR net product sales increased by $4.5 million, or 23%, for the three months ended March 31, 2020, as compared to the same period in 2019. The increase was primarily attributable to growth in prescription unit volume and the favorable impact from the 2020 price increase of 8%. These effects were partially offset by increased net product sales deductions due to higher per patient payments under both Medicaid and managed care programs, as well as higher co-payment program expenditures.
Sales deductions and related accruals
The Company records accrued product rebates and accrued product returns in Accrued product returns and rebates as current liabilities on our condensed consolidated balance sheets. We record sales discounts as a valuation allowance against Accounts receivable on the condensed consolidated balance sheets. These outstanding amounts are generally affected by changes in the level of gross product sales, changes in the provision for net product sales deductions and timing of payments/credits.
The following table provides a summary of activities with respect to sales deductions and related accruals during the periods indicated, (dollars in thousands):

	Accrued Product Returns and Rebates
	Product Rebates	Product Returns	Allowance for Sales Discounts	Total
Balance at December 31, 2019	$88,811	$18,818	$11,013	$118,642
Provision
Provision for sales in current year	87,114	2,681	15,524	105,319
Adjustments relating to prior year sales	3,716	7,951	147	11,814
Total provision	$90,830	$10,632	$15,671	$117,133
Less: Actual payments/credits	(85,029)	(4,609)	(16,398)	(106,036)
Balance at March 31, 2020	$94,612	$24,841	$10,286	$129,739

Balance at December 31, 2018	$85,003	$22,060	$11,548	$118,611
Provision
Provision for sales in current year	63,941	1,724	11,214	76,879
Adjustments relating to prior year sales	(844)	(42)	(43)	(929)
Total provision	$63,097	$1,682	$11,171	$75,950
Less: Actual payments/credits	(82,010)	(1,632)	(14,909)	(98,551)
Balance at March 31, 2019	$66,090	$22,110	$7,810	$96,010
The total provision for sales deductions on gross product sales increased by $41.2 million, from $76.0 million in 2019 to $117.1 million in 2020. Approximately 67% of this increase, or $27.7 million, was attributable to the year over year increase in the provision for product rebates, from $63.1 million in 2019 to $90.8 million in 2020.

        The year over year increase in the provision for product rebates is primarily attributable to greater utilization of our patient co-payment programs, as well as higher per patient payments under both Medicaid and managed care programs. Growth in prescriptions, and the impact of the 8% price increase taken in January 2020, also contributed to the increase in product rebates.
        The $9.0 million increase in the provision for product returns, from $1.7 million to $10.6 million for the three months ended March 31, 2019 and 2020, respectively, was due primarily to unfavorable actual returns experience in the first quarter of 2020 for discontinued blister pack Trokendi XR configurations.
The Company ceased production and distribution of all blister pack configurations for Trokendi XR in 2017. Subsequent to ceasing blister pack production and distribution in 2017, the observed rate of product return for all blister pack configurations of Trokendi XR steadily declined over time. This return rate trend was firmly established over a multi-year period. However, in the first quarter of 2020, the return rate for the final blister pack lots of Trokendi XR produced in 2017 exhibited a return rate significantly higher than had been experienced with all previous lots. The lots for which a higher return rate was observed are the last lots which were produced and distributed.
As a result, the Company changed its estimate of the provision for product returns, based on the most recent experience. This change in estimate resulted in an increase to the provision for product returns of $8.0 million, decreased net product sales of $8.0 million and decreased net earnings of $5.9 million, or $0.11 per basic and per diluted share, for the three months ended March 31, 2020.
        The provision for sales discounts increased by $4.5 million, from $11.2 million to $15.7 million, for the three months ended March 31, 2019 and 2020. This increase was driven by prescription volume growth.
Royalty Revenues

Royalty revenue includes royalties from the following products (dollars in thousands):

	Three Months ended March 31,		Change
	2020	2019	Amount	Percent
Mydayis (1)	$919	$800	$119	15%
Orenitram (2)	1,567	1,575	(8)	(1)%
Total	$2,486	$2,375	$111	5%

(1) Royalty from net product sales of Mydayis, a product of Shire Plc, a subsidiary of Takeda Pharmaceuticals Company Ltd.
(2) Noncash royalty revenue pursuant to our agreement with Healthcare Royalty Partners III, L.P. (HC Royalty). HC Royalty receives royalty payments from United Therapeutics Corporation (United Therapeutics) based on net product sales of United Therapeutics’ product Orenitram. Supernus records noncash royalty based on these product sales.
Royalty revenues were essentially flat for the three months ended March 31, 2020, compared to the same period in 2019.

Cost of Goods Sold
The following table provides information regarding our cost of goods sold during the periods indicated (dollars in thousands):

	Three Months ended March 31,		Change
	2020	2019	Amount	Percent
Cost of goods sold	$4,152	$3,684	$468	13%
Cost of goods sold during the three months ended March 31, 2020 was $4.2 million, $0.5 million higher than the $3.7 million incurred for the same period in 2019. The increase was primarily attributable to year over year increase in prescriptions, as well as the aforementioned reduction in channel level inventory which occurred in the first quarter of 2019.
Research and Development Expenses
The following table provides information regarding our research and development (R&D) expenses during the periods indicated (dollars in thousands):

	Three Months ended March 31,		Change
	2020	2019	Amount	Percent
Research and development	$18,937	$15,394	$3,543	23%
R&D expenses increased by $3.5 million in the three months ended March 31, 2020 as compared to the same period in 2019. The increase quarter over quarter was primarily driven by enrollment in the SPN-812 Phase III program for adults that was initiated in late 2019.
Selling, General and Administrative Expenses
The following table provides information regarding our selling, general and administrative (SG&A) expenses during the periods indicated (dollars in thousands):

	Three Months ended March 31,		Change
	2020	2019	Amount	Percent
Selling and marketing	$29,041	$30,749	$(1,708)	(6)%
General and administrative	13,834	10,219	3,615	35%
Total	$42,875	$40,968	$1,907	5%
Selling and Marketing. Selling and marketing expenses decreased by $1.7 million in the three months ended March 31, 2020 as compared to the same period in 2019. The change was due to decreased employee-related expenses of $0.5 million and marketing expense for commercial products of $2.3 million, partially offset by increased professional and consulting spending for SPN-812 pre-launch activities of $1.0 million.
General and Administrative. General and administrative expenses increased by $3.6 million for the three months ended March 31, 2020 as compared to the same period in 2019. The change was primarily due to the $1.4 million increase in employee-related expenses due to increased headcount and higher share-based compensation expense, $1.3 million increase in higher occupancy-related costs, and $0.9 million increase in professional and consulting fees.
Other Income (Expense)
The following table provides the components of other income (expense) during the periods indicated (dollars in thousands):

	Three Months ended March 31,		Change
	2020	2019	Amount	Percent
Interest income	$5,777	$4,681	$1,096	23%
Interest expense	(4,693)	(4,710)	17	—%
Interest expense on nonrecourse liability related to sale of future royalties	(1,062)	(1,160)	98	(8)%
Total	$22	$(1,189)	$1,211	(102)%
Interest income increased by $1.1 million for the three months ended March 31, 2020, primarily due to gains from sales and maturity of marketable securities.
        Interest expense for the three months ended March 31, 2020 remained essentially unchanged, compared to the same period in 2019.
Noncash interest expense related to our nonrecourse royalty liability for the three months ended March 31, 2020 remained unchanged as compared to the same period in 2019.
Income Tax Expense
The following table provides information regarding our income tax expense during the periods indicated (dollars in thousands):

	Three Months ended March 31,		Change
	2020	2019	Amount	Percent
Income tax expense	$7,516	$5,899	$1,617	27%
Effective tax rate	25.9%	24.3%
The increases in income tax expense and the effective tax rate for the three months ended March 31, 2020, as compared to the same period in the prior year, was primarily attributable to higher income before taxes, increase in the number of states in which we owe taxes and an increase in non-deductible expenses.
Net Earnings

The following table provides information regarding our net earnings during the periods indicated (dollars in thousands):

	Three Months ended March 31,		Change
	2020	2019	Amount	Percent
Net earnings	$21,518	$18,340	$3,178	17%

The increase in net earnings was primarily due to increased revenue generated from our two commercial products, Trokendi XR and Oxtellar XR.

Liquidity and Capital Resources

We have financed our operations primarily with cash generated from product sales, supplemented by cash generated by revenue from royalty and licensing arrangements as well as proceeds from the sale of equity and debt securities. Continued cash generation is highly dependent on the commercial success of our two commercial products, Trokendi XR and Oxtellar XR. We were cash flow positive and profitable from operations in 2019.

While we expect continued profitability for future years, we anticipate there may be significant variability from year to year in the level of our profits, particularly as we move forward with the anticipated commercial launch of SPN-812 late in 2020, assuming FDA approval.

We believe our existing cash and cash equivalents, marketable securities and cash received from product sales will be sufficient to finance ongoing operations, develop our new products and fund label expansions for existing products. To continue to grow our business over the long-term, we plan to commit substantial resources to: product development and clinical trials of product candidates; product acquisition; and in-licensing; and supportive functions such as compliance, finance, management of our intellectual property portfolio, information technology systems and personnel. In each case, spending would be commensurate with the growth of the business.

We may, from time to time, consider raising additional capital through: new collaborative arrangements; strategic alliances; additional equity and/or debt financings; or financing from other sources, especially in conjunction with opportunistic business development initiatives. We will continue to actively manage our capital structure and to consider all financing opportunities that could strengthen our long-term financial profile. Any such capital raises may or may not be similar to transactions in which we have engaged in the past. There can be no assurance that any such financing opportunities will be available on acceptable terms, if at all.

Financial Condition

Cash and cash equivalents, marketable securities, long term marketable securities, working capital, convertible notes and total stockholder’s equity, as of the periods presented below, are as follows (dollars in thousands):

	March 31	December 31	Change
	2020	2019	Amount	Percent

Cash and cash equivalents	$225,767	$181,381	$44,386	24%
Marketable securities	175,104	165,692	9,412	6%
Long term marketable securities	534,712	591,773	(57,061)	(10)%
Total	$935,583	$938,846	$(3,263)	—%

Working capital	388,713	312,057	76,656	25%

Convertible notes, net (2023 Notes)	349,232	345,170	4,062	1%

Total stockholder's equity	613,383	595,428	17,955	3%
The total cash and cash equivalents, marketable securities and long term marketable securities decreased by $3.3 million in the first three months of 2020, primarily due to decreases in the valuation of long term marketable securities resultant from market volatility.
        Our working capital at March 31, 2020 was $388.7 million, an increase of $76.7 million, as compared to $312.1 million at December 31, 2019. The increase was primarily due to increased accounts receivable of $31.9 million and increased cash, cash equivalents, and marketable securities of $53.8 million offset by increases in current liabilities of $7.7 million during the three months ended March 31, 2020.
As of March 31, 2020 and December 31, 2019, the outstanding principal on our 0.625% Convertible Senior Notes Due 2023 (2023 Notes) was $402.5 million. No 2023 Notes have been converted as of March 31, 2020. Contemporaneous with the issuance of the 2023 Notes, the Company also entered into separate convertible note hedge transactions (collectively, the Convertible Note Hedge Transactions), issuing 402,500 convertible note hedge options. The Convertible Note Hedge Transactions are expected to reduce the potential dilution of the Company's common stock upon conversion of the 2023 Notes. Concurrently with entering into the Convertible Note Hedge Transactions, the Company also entered into separate warrant transactions, issuing a total of 6,783,939 warrants (the Warrant Transactions). See Part I, Item 1, Financial Statements, Note 5, Convertible Senior Notes Due 2023, in the Notes to the Condensed Consolidated Financial Statements, for further discussion of the 2023 Notes and our other indebtedness.
Stockholders’ equity increased by $18.0 million during the three months ended March 31, 2020, primarily as a result of net earnings of $21.5 million coupled with share-based compensation of $4.0 million. These increases were offset by unrealized losses on marketable securities, net of tax of $7.6 million.

Summary of Cash Flows
The following table sets forth the major sources and uses of cash for the periods set forth below (summarized, dollars in thousands):

	Three Months ended March 31,		Change
	2020	2019	Amount
Net cash provided by (used in):

Operating activities
Operating earnings	$32,176	$27,071	$5,105
Working capital	(23,260)	5,922	(29,182)
Total operating activities	8,916	32,993	(24,077)

Investing activities	35,438	(103,246)	138,684

Financing activities	32	783	(751)

Net change in cash and cash equivalents	$44,386	$(69,470)	$113,856
Operating Activities

Net cash provided by operating activities is comprised of two components: cash provided by operating earnings; and cash provided by (used in) changes in working capital. The net cash provided by operating activities, $8.9 million, was primarily driven by increased operating earnings, but reduced by increased working capital. Cash utilized in working capital primarily reflects the timing impacts of cash collections on receivables and settlement of payables, as described below.
The changes in certain operating assets and liabilities are as follows (dollars in thousands):

	Three Months ended March 31,
	2020	2019	Explanation of Change
(Increase) Decrease in:
Accounts receivable	$(31,823)	$23,013	Receivables increase in 2020 is due to increase in prescription volume and timing of receivable collections. Receivables decreased in 2019 because of sequential decline in prescription volume, coupled with channel inventory reduction in first quarter 2019.
Inventories	2,210	(859)	Decreased inventory due to increased product demand; timing of inventory production.
Prepaid expenses, other current assets and other assets	(454)	(1,995)	Timing differences related to deposits for equipment purchases in 2019 and prepaid clinical trial costs.
Increase (Decrease) in:
Accounts payable and accrued expenses and noncurrent liabilities	(10,651)	868	Timing of vendor payments.
Accrued product returns and rebates	11,824	(18,863)	Timing of rebate payments; increased provision for rebates due to growth in prescriptions; growth in Medicaid and managed care rebates; higher expenditures for patient co-pay programs; higher provision for returns in 2020; impact of channel inventory reduction in first quarter 2019.
Income taxes payable	6,654	4,856	Increased current tax provision due to higher taxable income.
Other	(1,020)	(1,098)	Decreased employee-related costs.
Total	$(23,260)	$5,922

Investing Activities

Net cash provided by investing activities was $35.4 million for the three months ended March 31, 2020 as compared to net cash used in investing activities of $103.2 million for the same period in 2019. The change is primarily due to higher levels of purchases of marketable securities in 2019. These purchases reflect investment of excess cash in long term marketable securities.
Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2020 remained essentially unchanged as compared to the same period in 2019.
Contractual Obligations and Commitments
Refer to the “Contractual Obligations and Commitments” section in “Part II, Item 7 — Management’s Discussion and Analysis of Liquidity and Capital Resources” of our Annual Report on Form 10-K for the year ended December 31, 2019, for a discussion of our contractual obligations.
On April 21, 2020, the Company entered into a Development and Option Agreement (Development Agreement) with Navitor Pharmaceuticals, Inc. (Navitor). Under the terms of the Development Agreement, the Company and Navitor will jointly conduct a Phase II clinical program for NV-5138 in treatment-resistant depression. In addition, Navitor has granted the Company an exclusive option to license or acquire NV-5138 in all world territories, excluding Greater China, prior to initiation of a Phase III clinical program. In consideration of the rights granted under the Development Agreement, the Company will make a one time, non-refundable and non-creditable cash payment of $25 million to Navitor in the second quarter of 2020, comprised of an option fee of $10 million and $15 million for preferred equity shares, representing approximately 13% ownership in Navitor. The Company will also bear all development costs incurred up to a maximum of $50 million.

On April 28, 2020, the Company entered into a definitive Sales and Purchase Agreement with US WorldMeds Partners, LLC, pursuant to which the Company will purchase all of the outstanding equity of USWM Enterprises, LLC (USWM Enterprises), comprising the entire issued share capital of USWM Enterprises, for total consideration of $530 million, consisting of an upfront cash payment of $300 million and additional cash payments of up to $230 million upon the achievement of certain commercial milestones. With the acquisition, the Company will add three established, marketed products and a product candidate in late-stage development to its CNS portfolio. The transaction is expected to close in the second quarter of 2020, subject to certain conditions, including the expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act and other customary conditions.

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
Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to certain risks that may affect our results of operations, cash flows and fair value of assets and liabilities, including market risk, interest rate risk, credit risk and liquidity risk. The primary objective of our investment activities is to preserve our capital to fund operations and to facilitate business development activities. We also seek to maximize income from our investments without assuming significant interest rate risk, liquidity risk or risk of default by investing in investment grade securities with maturities of four years or less. We do not enter into financial instruments for trading or speculative purposes.

Our exposure to market risk is confined to investments in cash, cash equivalents, marketable securities and long term marketable securities. As of March 31, 2020 and December 31, 2019, we had unrestricted cash, cash equivalents, marketable securities and long term marketable securities of $935.6 million and $938.8 million, respectively. Our cash and cash equivalents consist primarily of cash held at banks, certificates of deposit and money market funds, all of which have short-term maturities.

Our marketable securities consist of investments in commercial paper, investment grade corporate debt securities and U.S. government agency and municipal debt securities, all of which are reported at fair value. The fair value of our marketable securities is subject to change as a result of potential changes in market interest rates and liquidity conditions in the financial markets including volatility in trading prices resulting from the impact of the COVID-19 pandemic.

In addition, we generally hold our marketable securities to maturity within four years. Because of the relatively short period that we hold our investments and because we generally hold these securities to maturity, we do not believe that an increase in interest rates would have significant impact on the realizable value of our investments.

In connection with the 2023 Notes, we have separately entered into Convertible Note Hedge Transactions and Warrant Transactions to reduce the potential dilution of the Company’s common stock upon conversion of the 2023 Notes. Issuance of warrants was intended to partially offset the cost to purchase the Convertible Note Hedge Transactions.

We do not have any currency or other derivative financial instruments other than outstanding warrants to purchase common stock and the convertible note hedges.

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents, marketable securities and accounts receivable. The counterparties are various corporations, governmental institutions and financial institutions of high credit standing. Substantially all of the Company's cash, cash equivalents and marketable securities are maintained in U.S. government agency debt and debt of well-known, investment grade corporations. Deposits held with banks may exceed the amount of governmental insurance provided on such deposits. Generally, these deposits may be redeemed upon demand and, therefore, these bear minimal default risk.

Credit risk from our accounts receivable is related to our product sales. Three wholesale pharmaceutical distributors, AmerisourceBergen Drug Corporation, Cardinal Health, Inc. and McKesson Corporation, each individually accounted for more than 20% of our total net product sales and accounts receivable, respectively. They also collectively accounted for more than 90% of our total net product sales and accounts receivable.

We monitor the financial performance and creditworthiness of our customers so that we can properly assess and respond to changes in their credit profile. Weakness in economic conditions in the U.S., including the impact of the COVID-19 pandemic, can result in extended collection periods. We continue to monitor these conditions, including volatility of financial markets, and continually assess their possible impact on our business. To date, we have not experienced any significant losses with respect to the collection of our accounts receivable.

We may contract with CROs and investigational sites globally. Currently, we have only one ongoing trial, for SPN-817, outside the U.S. We do not hedge our foreign currency exchange rate risk. Transactions denominated in currencies other than the U.S. dollar are recorded based on exchange rates at the time such transactions arise. As of March 31, 2020 and December 31, 2019, substantially all of our liabilities were denominated in the U.S. dollar.
Inflation generally affects us by increasing our cost of labor and the cost of services provided by our vendors. We do not believe that inflation and changing prices over the three months ended March 31, 2020 and 2019 had a significant impact on our condensed consolidated results of operations.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act has been appropriately recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Moreover, such information is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosure.
We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2020, the end of the period covered by this report. Based on that evaluation, under the supervision and with the participation of our management, including our CEO and CFO, we concluded that our disclosure controls and procedures were effective as of March 31, 2020.

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
As a result of the COVID-19 pandemic, certain employees of the Company began working remotely in March 2020, but these changes to the working environment have not had a material impact on our internal controls over financial reporting. We are continually monitoring and assessing the COVID-19 situation for possible impact on our internal controls, in order to minimize the impact on their design and operating effectiveness.
PART II — OTHER INFORMATION

Item 1. Legal Proceedings
From time to time and in the ordinary course of business, we may be subject to various claims, charges and litigation. We may be required to file infringement claims against third parties for the infringement of our patents.

On May 14, 2020, the Company received a Paragraph IV Notice Letter from Apotex Inc. and Apotex Corp advising Supernus of the submission by Apotex of an Abbreviated New Drug Application to the U.S. Food and Drug Administration (FDA) seeking approval for oxcarbazepine extended-release tablets. The Company is currently reviewing the details of this Notice Letter and intends to vigorously enforce its intellectual property rights relating to Oxtellar XR.
Item 1A. Risk Factors
Any investment in our business involves a high degree of risk. Before making an investment decision, you should carefully consider the information we include in this Quarterly Report on Form 10-Q, including our condensed consolidated financial statements and related notes; the additional information in the other reports we file with the Securities and Exchange Commission; and the risks described in our Annual Report on Form 10-K for the year ended December 31, 2019. These risks may result in material harm to our business and our financial condition and results of operations. If a material, adverse event were to occur, the market price of our common stock may decline and you could lose part or all of your investment.
The risks described below reflect substantive changes from, or additions to, the risks described in our Annual Report on Form 10-K for the year ended December 31, 2019.
The Company’s financial condition and results of operations for fiscal year 2020 and beyond may be materially and adversely affected by the ongoing COVID-19 outbreak.

The Company is currently following the recommendations of local and federal health authorities to minimize exposure risk for its various stakeholders, including employees. The full extent of the impact of COVID-19 on our business and operating results will depend on future developments that are highly uncertain and cannot be accurately predicted, including new information that may emerge concerning COVID-19 and the actions required to contain COVID-19, or treat its impact, among others.

Although the Company currently continues to have uninterrupted wholesale and retail distribution of its products, and the Company does not anticipate a shortage of its commercial products due to COVID-19 at this time, disruptions may occur for the Company’s customers or suppliers that may materially affect the Company’s ability to obtain supplies or components for its products, manufacture additional product, or deliver inventory in a timely manner. This would result in lost sales, additional costs, penalties, or damage to the Company’s reputation.

Workforce limitations and travel restrictions resulting from related government actions taken to contain spread of the disease may impact many aspects of our business. If a significant percentage of our workforce is unable to work, including because of illness or travel or government restrictions in connection with the COVID-19 outbreak, our operations may be negatively impacted. As a result of government restrictions and social distancing guidelines in the United States, there is an increased reliance on working from home for our employees. For example, the Company’s sales force is currently functioning largely utilizing digital engagement tools, tactics and virtual detailing, which may be less effective than the Company’s ordinary course sales and marketing programs. In addition, patients may not be able to get their prescriptions, or visit their physicians which in turn could adversely impact the prescription volumes of our marketed products, Oxtellar XR and Trokendi XR. Similarly, investigative sites, subjects in clinical trials, and vendors that include our contract research organizations, may be subject to the same workforce limitations and travel restrictions. As a result, we may experience delays or disruptions in our preclinical studies, clinical studies, and non-clinical experiments due to unforeseen circumstances including but not limited to, interruption of key clinical trial activities, such as clinical trial site data monitoring, and interruption of clinical trial subject visits and study procedures.

The Company may also experience other unknown impacts from COVID-19 that cannot be predicted. While there has been no specific notice of delay from the federal authorities, potential interruptions, delay or changes to the operations of the U.S. Food and Drug Administration may impact the approval of SPN-812. We may also experience delays in receiving supplies of our product candidates from our contract manufacturing organizations due to staffing shortages, production slowdowns, stoppages, disruptions in delivery systems.

The Company may also require an increased level of working capital if it experiences extended billing and collection cycles as a result of displaced employees at the Company, payors, revenue cycle management contractors, or otherwise. In addition, the disease outbreak could result in a widespread health crisis that could adversely affect the U.S. economy and financial markets, resulting in an economic downturn that could affect customers’ demand for our products and our ability to raise additional capital or obtain financing on favorable terms.

The Company may experience delays in receipt of financial information, which may preclude timely reporting of financial results to investors and to the U.S. Securities and Exchange Commission.

Accordingly, disruptions to the Company’s business as a result of COVID-19 could result in a material adverse effect on the Company’s business, results of operations, financial condition and prospects in the near-term and beyond 2020.

While the Company has developed a comprehensive COVID-19 contingency plan designed to potentially address the challenges and risks presented by this pandemic, there can be no assurance that such plan will be effective in mitigating the effects of the COVID-19 pandemic on our business operations and consequently the potential material adverse impact on our anticipated revenue, earnings and liquidity.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a)  Sales of Unregistered Securities.
During the three months ended March 31, 2020, the Company granted options to employees to purchase an aggregate of 1,105,925 shares of common stock at a weighted-average exercise price of $23.99 per share. Once vested, the options are exercisable for a period of ten years from the grant date. In addition, the Company granted restricted stock units of 26,055 shares at a weighted-average fair value grant date of $23.99 per share and performance stock units of 31,250 shares at a weighted-average fair value grant date of $23.70 per share. These issuances are exempt from registration in reliance on Section 4(a)(2) of the Securities Act as transactions not involving a public offering.
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

101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, formatted in Inline XBRL: (i) Cover Page, (ii) Consolidated Condensed Statements of Income, (iii) Consolidated Condensed Statements of Comprehensive Income, (iv) Consolidated Condensed Balance Sheets, (v) Consolidated Condensed Statements of Shareholders' Equity, (vi) Consolidated Condensed Statements of Cash Flows, and (vii) the Notes to Consolidated Condensed Financial Statements, tagged in summary and detail.

104	The cover page of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, formatted in Inline XBRL (included with the Exhibit 101 attachments).

EXHIBIT INDEX

Number	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, formatted in Inline XBRL: (i) Cover Page, (ii) Consolidated Condensed Statements of Income, (iii) Consolidated Condensed Statements of Comprehensive Income, (iv) Consolidated Condensed Balance Sheets, (v) Consolidated Condensed Statements of Shareholders' Equity, (vi) Consolidated Condensed Statements of Cash Flows, and (vii) the Notes to Consolidated Condensed Financial Statements, tagged in summary and detail.

104	The cover page of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, formatted in Inline XBRL (included with the Exhibit 101 attachments).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUPERNUS PHARMACEUTICALS, INC.

DATED: May 15, 2020	By:	/s/ Jack A. Khattar
Jack A. Khattar President, Secretary and Chief Executive Officer

DATED: May 15, 2020	By:	/s/ Gregory S. Patrick
Gregory S. Patrick Senior Vice President and Chief Financial Officer