Form 10-Q
period 2020-09-30
SUPERNUS PHARMACEUTICALS, INC.
filed 2020-11-06
CIK 1356576

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☒ No
Securities registered pursuant to Section 12(b) of the Exchange Act

Title of each class	Outstanding at October 30, 2020	Trading Symbol	Name of each exchange on which registered
Common Stock, $0.001 par value per share	52,685,121	SUPN	The Nasdaq Global Market

SUPERNUS PHARMACEUTICALS, INC.
FORM 10-Q — QUARTERLY REPORT
FOR THE QUARTERLY PERIOD ENDED September 30, 2020

PART I — FINANCIAL INFORMATION

Supernus Pharmaceuticals, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share data)

	September 30,	December 31,
	2020	2019
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$204,293	$181,381
Marketable securities	147,657	165,692
Accounts receivable, net	133,107	87,332
Inventories, net	42,465	26,628
Prepaid expenses and other current assets	24,493	11,611
Total current assets	552,015	472,644
Long term marketable securities	388,185	591,773
Property and equipment, net	17,395	17,068
Operating lease assets	21,019	21,279
Finance lease asset	21,676	—
Intangible assets, net	402,265	24,840
Goodwill	89,143	—
Deferred income tax assets	—	32,063
Other assets	18,324	615
Total assets	$1,510,022	$1,160,282

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$11,193	$10,141
Accrued product returns and rebates	136,973	107,629
Accrued expenses and other current liabilities	56,289	34,305
Contingent consideration, current portion	82,900	—
Income taxes payable	—	2,443
Operating lease liabilities, current portion	3,741	2,825
Finance lease liability, current portion	3,612	—
Nonrecourse liability related to sale of future royalties, current portion	4,898	3,244
Total current liabilities	299,606	160,587
Convertible notes, net	357,521	345,170
Contingent consideration, long term	33,000	—
Nonrecourse liability related to sale of future royalties, long term	14,960	19,248
Operating lease liabilities, long term	29,522	30,440
Finance lease liability, long term	19,289	—
Deferred income tax liabilities	37,941	—
Other liabilities	9,304	9,409
Total liabilities	801,143	564,854

Stockholders’ equity
Common stock, $0.001 par value; 130,000,000 shares authorized; 52,670,121 and 52,533,348 shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	53	53
Additional paid-in capital	403,396	388,410
Accumulated other comprehensive earnings, net of tax	9,700	7,417
Retained earnings	295,730	199,548
Total stockholders’ equity	708,879	595,428

Total liabilities and stockholders’ equity	$1,510,022	$1,160,282
See accompanying notes.

Supernus Pharmaceuticals, Inc.
Condensed Consolidated Statements of Earnings
(in thousands, except share and per share data)

	Three Months ended September 30,		Nine Months ended September 30,
	2020	2019	2020	2019
	(unaudited)		(unaudited)
Revenues
Net product sales	$152,133	$100,034	$368,607	$285,491
Royalty revenues	3,002	2,106	8,233	6,818
Total revenues	155,135	102,140	376,840	292,309

Costs and expenses
Cost of goods sold(a)	21,388	4,819	33,926	12,547
Research and development	16,839	16,943	58,023	49,307
Selling, general and administrative	54,660	39,343	144,377	118,782
Amortization of intangible assets	6,108	1,306	9,814	3,918
Total costs and expenses	98,995	62,411	246,140	184,554

Operating earnings	56,140	39,729	130,700	107,755

Other income (expense)
Interest income	3,262	5,559	12,988	15,696
Interest expense	(6,088)	(5,662)	(17,658)	(16,930)
Other income (expense), net	(603)	(36)	2,925	54
Total other expense	(3,429)	(139)	(1,745)	(1,180)

Earnings before income taxes	52,711	39,590	128,955	106,575

Income tax expense	12,714	10,730	32,773	26,648
Net earnings	$39,997	$28,860	$96,182	$79,927

Earnings per share
Basic	$0.76	$0.55	$1.83	$1.53
Diluted	$0.74	$0.54	$1.79	$1.48

Weighted-average shares outstanding
Basic	52,658,850	52,453,384	52,583,891	52,392,232
Diluted	53,762,642	53,805,838	53,663,273	53,898,486
___________________________________________
(a) Excludes amortization of acquired intangible assets

See accompanying notes.

Supernus Pharmaceuticals, Inc.
Condensed Consolidated Statements of Comprehensive Earnings
(in thousands)

	Three Months ended September 30,		Nine Months ended September 30,
	2020	2019	2020	2019
	(unaudited)		(unaudited)
Net earnings	$39,997	$28,860	$96,182	$79,927
Other comprehensive earnings
Unrealized gain (loss) on marketable securities, net of tax	(1,659)	1,337	2,283	10,419
Other comprehensive earnings (loss)	(1,659)	1,337	2,283	10,419

Comprehensive earnings	$38,338	$30,197	$98,465	$90,346

See accompanying notes.

Supernus Pharmaceuticals, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
Nine Months ended September 30, 2020 and 2019
(unaudited, in thousands, except share data)

j	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Earnings (Loss)	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2019	52,533,348	$53	$388,410	$7,417	$199,548	$595,428
Share-based compensation	—	—	3,988	—	—	3,988
Issuance of common stock in connection with the Company’s equity award plans	3,811	—	32	—	—	32
Net earnings	—	—	—	—	21,518	21,518
Unrealized loss on marketable securities, net of tax	—	—	—	(7,583)	—	(7,583)
Balance, March 31, 2020	52,537,159	$53	$392,430	$(166)	$221,066	$613,383
Share-based compensation	—	—	4,962	—	—	4,962
Issuance of common stock in connection with the Company’s equity award plans	86,925	—	1,437	—	—	1,437
Net earnings	—	—	—	—	34,667	34,667
Unrealized gain on marketable securities, net of tax	—	—	—	11,525	—	11,525
Balance, June 30, 2020	52,624,084	$53	$398,829	$11,359	$255,733	$665,974
Share-based compensation	—	—	4,490	—	—	4,490
Issuance of common stock in connection with the Company’s equity award plans	46,037	—	77	—	—	77
Net earnings	—	—	—	—	39,997	39,997
Unrealized loss on marketable securities, net of tax	—	—	—	(1,659)	—	(1,659)
Balance, September 30, 2020	52,670,121	$53	$403,396	$9,700	$295,730	$708,879

See accompanying notes.

Supernus Pharmaceuticals, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity (continued)
Nine Months ended September 30, 2020 and 2019
(unaudited, in thousands, except share data)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Earnings (Loss)	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2018	52,316,583	$52	$369,637	$(3,158)	$86,492	$453,023
Share-based compensation	—	—	3,287	—	—	3,287
Issuance of common stock in connection with the Company’s equity award plans	57,665	—	783	—	—	783
Net earnings	—	—	—	—	18,340	18,340
Unrealized gain on marketable securities, net of tax	—	—	—	4,585	—	4,585
Balance, March 31, 2019	52,374,248	$52	$373,707	$1,427	$104,832	$480,018
Share-based compensation	—	—	4,022	—	—	4,022
Issuance of common stock in connection with the Company’s equity award plans	74,788	—	1,640	—	—	1,640
Net earnings	—	—	—	—	32,727	32,727
Unrealized gain on marketable securities, net of tax	—	—	—	4,497	—	4,497
Balance, June 30, 2019	52,449,036	$52	$379,369	$5,924	$137,559	$522,904
Share-based compensation	—	—	3,914	—	—	3,914
Issuance of common stock in connection with the Company’s equity award plans	13,900	—	242	—	—	242
Net earnings	—	—	—	—	28,860	28,860
Unrealized gain on marketable securities, net of tax	—	—	—	1,337	—	1,337
Balance, September 30, 2019	52,462,936	$52	$383,525	$7,261	$166,419	$557,257

See accompanying notes.

Supernus Pharmaceuticals, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)

	Nine Months ended September 30,
	2020	2019
	(unaudited)
Cash flows from operating activities
Net earnings	$96,182	$79,927
Adjustments to reconcile net earnings to net cash provided by operating activities:
Share-based compensation expense	13,440	11,223
Depreciation and amortization	12,621	5,029
Amortization of premium/discount on marketable securities	(3,217)	(3,058)
Amortization of deferred financing costs and debt discount	12,351	11,701
Realized gains from sales of marketable securities	(3,636)	(131)
Change in fair value of contingent consideration	200	—
Noncash interest expense	4,515	4,331
Noncash royalty revenue	(6,320)	(5,028)
Noncash operating lease cost	2,599	2,600
Deferred income tax benefit	(280)	(1,689)
Changes in operating assets and liabilities:
Accounts receivable	(26,840)	16,344
Inventories	(5,437)	155
Prepaid expenses and other current assets	(9,318)	(4,236)
Other noncurrent assets	(2,416)	(141)
Accounts payable	(1,527)	(334)
Accrued product returns and rebates	21,166	(9,013)
Accrued expenses and other current liabilities	8,410	1,120
Income taxes payable	(2,538)	(7,559)
Other liabilities	(3,489)	(1,903)
Net cash provided by operating activities	106,466	99,338

Cash flows from investing activities
Acquisition of USWM, net of cash acquired	(297,200)	—
Investment in Navitor Pharmaceuticals, Inc.	(15,000)	—
Purchases of marketable securities	(87,890)	(361,121)
Sales and maturities of marketable securities	319,421	184,467
Purchases of property and equipment	(3,234)	(707)
Deferred legal fees	(141)	(1)
Net cash used in investing activities	(84,044)	(177,362)

Cash flows from financing activities
Payments on finance lease liability	(1,056)	—
Proceeds from issuance of common stock	1,546	2,665
Net cash provided by financing activities	490	2,665

Net change in cash and cash equivalents	22,912	(75,359)
Cash and cash equivalents at beginning of year	181,381	192,248
Cash and cash equivalents at end of period	$204,293	$116,889

Supplemental cash flow information
Cash paid for interest on convertible notes	$2,516	$2,516
Cash paid for income taxes	42,284	35,933

Noncash investing and financing activities
Contingent consideration liability accrued in USWM Acquisition	$115,900	$—
Deferred legal fees and fixed assets included in accounts payable and accrued expenses	352	495
Property and equipment additions from utilization of tenant improvement allowance	—	387
Lease assets and tenant receivable obtained for new leases	25,225	31,856
See accompanying notes.

Supernus Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
1.    Organization and Business

Supernus Pharmaceuticals, Inc. (the Company) was incorporated in Delaware, commencing operations in 2005. The Company is a pharmaceutical company focused on developing and commercializing products for the treatment of central nervous system (CNS) diseases, marketing five products, including: Oxtellar XR for the treatment of epilepsy; Trokendi XR for the prophylaxis of migraine headache and the treatment of epilepsy; APOKYN and XADAGO for the treatment of Parkinson's disease; and MYOBLOC for the treatment of cervical dystonia and sialorrhea. The Company is also developing multiple proprietary CNS product candidates to address significant unmet medical needs and market opportunities.

The Company launched Oxtellar XR and Trokendi XR for the treatment of epilepsy in 2013, followed by the launch of Trokendi XR for the prophylaxis of migraine headache in adolescents and adults in 2017. The Company launched Oxtellar XR with an expanded indication, including monotherapy for partial seizures in January 2019. On June 9, 2020, the Company completed the acquisition of the CNS portfolio of US WorldMeds Partners, LLC (USWM Acquisition). With the acquisition, the Company acquired the right to further develop and commercialize three marketed products, as well as a product candidate in late-stage development. Refer to Note 3 for further discussion on the USWM Acquisition.

COVID-19 Impact

The Company is closely monitoring the impact of the COVID-19 pandemic on all aspects of its business operations, and has assessed the impact of the COVID-19 pandemic on its condensed consolidated financial statements as of September 30, 2020. Through the first nine months of 2020, the pandemic has had limited effect on the Company's business operations, and no material impact on its condensed consolidated financial statements.

Since the situation surrounding the COVID-19 pandemic remains fluid and the duration uncertain, the long-term nature and extent of the impacts of the pandemic on the Company's business operations and financial position cannot be reasonably estimated at this time.
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

In management’s opinion, the condensed consolidated financial statements include all normal and recurring adjustments necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows. The results of operations for any interim period are not necessarily indicative of the Company’s future quarterly or annual results.

The Company, which is primarily located in the United States (U.S.), operates in one operating segment.

Reclassifications

Certain prior year amounts in the condensed consolidated statements of earnings have been reclassified to conform to the current year presentation, including a reclassification made to separately present amortization of intangible assets. This was previously included in Selling, general and administrative expenses, and now is recorded as a component of Amortization of intangible assets on the condensed consolidated statements of earnings. These reclassifications had no effect on operating earnings or on our other condensed consolidated financial statements for the three and nine months ended September 30, 2020 and 2019.

Consolidation
The Company’s condensed consolidated financial statements include the accounts of: Supernus Pharmaceuticals, Inc.; Supernus Europe Ltd.; Biscayne Neurotherapeutics, Inc. and its wholly owned subsidiary; MDD US Enterprises, LLC (formerly USWM Enterprises, LLC); and MDD US Enterprises, LLC's wholly owned subsidiaries. These are collectively referred to herein as “Supernus” or “the Company.” All significant intercompany transactions and balances have been eliminated in consolidation.

The condensed consolidated financial statements reflect the consolidation of entities in which the Company has a controlling financial interest. In determining whether there is a controlling financial interest, the Company considers if it has a majority of the voting interests of the entity, or if the entity is a variable interest entity (VIE) and if the Company is the primary beneficiary. In determining the primary beneficiary of a VIE, the Company evaluates whether it has both: the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance; and the obligation to absorb losses of, or the right to receive benefits from, the VIE that could potentially be significant to that VIE. The Company's judgment with respect to its level of influence or control of an entity involves the consideration of various factors, including: the form of ownership interest; representation in the entity’s governance; the size of the investment; estimates of future cash flows; the ability to participate in policy making decisions; and the rights of the other investors to participate in the decision making process, including the right to liquidate the entity, if applicable. If the Company is not the primary beneficiary of the VIE, and an ownership interest is maintained in the entity, the interest is accounted for under the equity or cost methods of accounting, as appropriate.

The Company continuously assesses whether it is the primary beneficiary of a VIE, as changes to existing relationships or future transactions may affect its conclusions.
Use of Estimates

The Company bases its estimates on: historical experience; forecasts; information received from its service providers; information from other sources, including public and proprietary sources; and other assumptions that the Company believes are reasonable under the circumstances. Actual results could differ materially from the Company’s estimates. The Company periodically evaluates the methodologies employed in making its estimates.

Business Combinations and Contingent Considerations

To determine whether an acquisition should be accounted for as a business combination or as an asset acquisition, the Company makes certain judgments regarding whether the acquired set of activities and assets meets the definition of a business. Significant judgment is required in assessing whether the acquired processes or activities, along with their inputs, would be substantive so as to constitute a business, as defined by U.S. GAAP.

If the acquired set of activities and assets meets the definition of a business, the Company applies the acquisition method of accounting to that transaction. Otherwise, the transaction is recorded as an asset acquisition rather than a business combination.

In an asset acquisition, any acquired in-process research and development (IPR&D) that does not have an alternative future use is charged to expense as of the acquisition date, and no goodwill is recorded. Under the acquisition method of accounting, assets acquired and liabilities assumed are recorded at their respective fair values as of the acquisition date. The excess of the purchase price over the fair value of the acquired net assets, if applicable, is recorded as goodwill.

The operating results of the acquired business are included in the Company’s condensed consolidated statement of earnings, beginning on the effective acquisition date. Acquisition-related expenses are recognized separately from the business combination, and are expensed as incurred.

Significant judgment is involved in the determination of the fair value assigned to assets acquired and liabilities assumed in a business combination, as well as the estimated useful lives of assets. These estimates can materially affect our consolidated results of operations. The fair value of intangible assets, including acquired IPR&D, are determined using information available as of the acquisition date, and are based on estimates and assumptions that are deemed reasonable by management. Significant estimates and assumptions include, but are not limited to: probability of technical success; revenue growth; and appropriate discount rate. Depending on the facts and circumstances, the Company may deem it necessary to engage an independent valuation expert to assist in valuing significant assets and liabilities.

While the Company uses its best estimates and assumptions to accurately value assets acquired and liabilities assumed as of the acquisition date, estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, the Company may record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill.

Uncertain tax positions and tax-related valuation allowances are initially recorded in connection with a business combination as of the acquisition date. The Company continues to collect information and evaluate these estimates and assumptions on a quarterly basis. The Company records any adjustments to the Company’s preliminary estimates to goodwill.

Upon the conclusion of the measurement period, any subsequent adjustments are recorded to our condensed consolidated statements of earnings in the period that these adjustments are identified.

Contingent Considerations

Certain of the Company’s business combinations involve the potential for future payments that are contingent upon the achievement of certain milestones related to the development or commercial sale of its products, including product development milestones or royalty payments on future product sales. The fair value of these contingent consideration liabilities is determined as of the acquisition date using estimated or forecast inputs. These inputs include: the estimated amount and timing of projected cash flows; volatility of projected cash flows; the probability of milestone achievement (i.e., achievement of the contingent event); and the estimated discount rates and risk-free rate used to present value the probability-weighted cash flows. Subsequent to the acquisition date, at each reporting period prior to resolution of the contingency, the contingent consideration liability is remeasured at current fair value, with changes recorded in earnings in the period of remeasurement.

Similarly, the determination of the initial and subsequent fair value of the contingent consideration liability requires significant judgment by management. Changes in any of the inputs may result in a significantly different fair value adjustment, which can impact the results of operations in the period in which the adjustment is made. These changes are reported on the condensed consolidated statement of earnings in Selling, general and administrative expenses.

Additional information regarding the Company's recent business combination and its assessment of contingent consideration is included in Note 3, USWM Acquisition.

Revenue from Product Sales

The Company’s customers are primarily pharmaceutical wholesalers, specialty pharmacies, and pharmaceutical distributors. Customers purchase product to fulfill orders from retail pharmacy chains and independent pharmacies of varying size and purchasing power. The Company recognizes gross revenue when its products are shipped from a third party fulfillment center and physically received by its customers. The Company's customers take control of its products, including title and ownership, upon physical receipt of its products at their facilities. Customer orders are generally fulfilled within a few days of order receipt, resulting in minimal order backlog. The Company does not adjust revenue for any financing effects as the Company expects the period between the transfer of the goods and collection of payment to be less than one year. There are no minimum product purchase requirements with our customers.

The Company recognizes revenue from product sales in an amount that reflects the consideration the Company expects to ultimately receive in exchange for those goods. Product sales are recorded net of various forms of variable consideration, including: provision for estimated rebates; provision for estimated future product returns; and an estimated provision for discounts. These are collectively considered "sales deductions."

As described below, variability in the net transaction price for the Company’s products arises primarily from the aforementioned sales deductions. Significant judgment is required in estimating certain sales deductions. In making these estimates, the Company considers: historical experience; product price increases; current contractual arrangements under applicable payor programs; unbilled claims; processing time lags for claims; inventory levels in the wholesale, specialty pharmacy, and retail distribution channel; and product life cycle. The Company adjusts its estimates of revenue either when the most likely amount of consideration it expects to receive changes, or when the consideration becomes fixed.

Variable consideration on product sales is only recognized when it is probable that a significant reversal will not occur.

If actual results in the future vary from our estimates, the Company adjusts its estimates in that calendar period. These adjustments could materially affect net product sales and earnings in the period in which the adjustment(s) is recorded.

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
Private sector rebate programs include: contractual agreements with managed care providers, under which the Company pays fees to gain access to that provider’s patient drug formulary; and Company-sponsored programs, under which the Company defrays or eliminates patient co-payment charges that the patient would otherwise be obligated to pay to their managed care provider in order to fill their prescription.
Rebates are owed upon dispensing our product to a patient; i.e., filling a prescription. The accrual balance for rebates consists of the following three components. First, because rebates are generally invoiced and paid quarterly in arrears, the accrual balance consists of an estimate of the amount expected to be incurred for prescriptions dispensed in the current quarter. Second, the accrual balance also includes an estimate for known or estimated prior quarters’ unpaid rebates, covering those prescriptions dispensed in past quarters but for which no invoice has yet been received. Third, the accrual balance includes an estimate for rebates that will be prospectively owed for prescriptions filled in future quarters. This estimate pertains to product that has been sold by the Company to wholesalers or distributors, and which resides either as wholesaler/distributor inventory or as inventory held at pharmacies. As of the end of the reporting period, this product has not been dispensed to a patient.

The Company’s estimates of expected rebate claims vary by program and by type of customer because the period between the date at which the prescription is filled and the date at which the Company receives and pays the invoice varies substantially. For each of its products, the Company bases its estimates of expected rebate claims on multiple factors, including: historical levels of deductions; contractual terms with managed care providers; actual and anticipated changes in product price; prospective changes in managed care fee for service contracts; prospective changes in co-payment assistance programs; and anticipated changes in program utilization rates; i.e., patient participation rates under each specific program.

The Company records an estimated liability for rebates at the time the customer takes title to the product (i.e., at the time of sale to wholesalers/distributors). This liability is recorded as a reduction to gross product sales, and an increase in Accrued product returns and rebates. The liability is recorded as a component of current liabilities on the condensed consolidated balance sheets.

The sensitivity of the Company’s estimates to subsequent adjustment varies by program and by type of customer. If actual rebates vary from estimated amounts, the Company will adjust the balances of such accrued rebates to reflect actual experience. These adjustments could materially affect the estimated liability balance, net product sales, and earnings in the period in which the adjustment(s) is made.
•Returns:  Sales of the Company’s products are not subject to a general right of return. Product that has been used to fill patient prescriptions is no longer subject to any right of return. However, the Company will accept return of product that is damaged or defective when shipped from its third party fulfillment center.
The Company will also accept return of expired product six months prior to and up to 12 months subsequent to the product’s expiry date. Expired or defective returned product cannot be re-sold, and is therefore destroyed.

The Company records an estimated liability for product returns at the time the customer takes title to the product (i.e., at time of sale). The liability is reflected as a reduction to gross product sales, and an increase in Accrued product returns and rebates. This liability is recorded as a component of current liabilities on the condensed consolidated balance sheets. The Company estimates the liability for returns primarily based on the actual returns experience for its five commercial products.

Because the Company’s products have a shelf life up to 60 months from date of manufacture, and because the Company accepts return of product up to 12 months post its expiry date, there is a time lag of several years between the time when the product is sold and the time when the Company issues credit on expired product.

The Company’s returns policy generally permits product returns to be processed at current wholesaler price rather than at historical acquisition price; hence, the Company’s estimated liability for product returns is affected by price increases taken subsequent to the date of sale and prior to its return.

At the time the Company adjusts its estimates for product returns, such adjustment affects the estimated liability, product sales and earnings in the period of adjustment. Those adjustments may be material to our financial results.
•Sales discounts:  Distributors and wholesalers of the Company's pharmaceutical products are generally offered various forms of consideration, including allowances, service fees and prompt payment discounts, for distributing our products. Distributor and wholesaler allowances and service fees arise from contractual agreements, and are estimated as a percentage of the price at which the Company sells product to them. In addition, distributors and wholesalers are offered a prompt pay discount for payment within a specified period. Prompt pay discounts are estimated as a percentage of the price at which the Company sells product.
The Company accounts for these discounts at the time of sale, as a reduction to gross product sales, and records these discounts as a valuation allowance against Accounts receivable on the condensed consolidated balance sheets.
Royalty Revenues

The Company recognizes noncash royalty revenue for amounts earned pursuant to its royalty agreement with United Therapeutics Corporation (United Therapeutics), based on estimated product sales of Orenitram by United Therapeutics (see Note 4). This agreement includes the right to use the Company’s intellectual property as a functional license.

In 2014, the Company sold certain of these royalty rights to Healthcare Royalty Partners III, L.P. (HC Royalty) (see Note 19). Consequent to this agreement, the Company recorded a nonrecourse liability related to this transaction, and amortizes this liability as noncash royalty revenue. Sales of Orenitram by United Therapeutics result in payments from United Therapeutics to HC Royalty, in accordance with this agreement.

The Company also recognizes noncash interest expense related to the nonrecourse liability and accrues interest expense at an estimated effective interest rate (see Note 18). This interest rate is determined based on projections of HC Royalty’s rate of return.

Royalty revenue also includes cash royalty amounts received from other collaboration partners, including from Takeda Pharmaceutical Company Ltd, based on net product sales of Takeda's product, Mydayis, in the current period. Royalty revenue is only recognized when the underlying product sale by Takeda has occurred. The Takeda arrangement also includes Takeda's right to use the Company’s intellectual property as a functional license.

There are no guaranteed minimum amounts owed to the Company related to any of these royalty revenue agreements.

Research and Development Expenses and Related Accrued Research and Development Expenses

Research and development expenditures are expensed as incurred. These expenses include: employee salaries, benefits, and share-based compensation; cost of contract research and development services provided by third parties; costs for conducting preclinical and clinical studies; cost of acquiring or manufacturing clinical trial materials; regulatory costs; research facilities costs; depreciation expense and allocated occupancy expenses; and license fees and milestone payments related to in-licensed products and technologies. Assets that are used for research and development and that have no future alternative use are expensed as incurred in-process research and development.

The Company estimates preclinical and clinical trial expenses based on services performed pursuant to contracts with research institutions, clinical investigators, clinical research organizations (CROs) and other service providers that work on the Company’s behalf. In recording service fees, the Company estimates the cost of those services which have been performed on behalf of the Company during the current period, and compares those costs with the cumulative expenses recorded and cumulative payments made, for such services. As appropriate, the Company accrues additional expense for services that have been delivered, or defers nonrefundable advance payments until the related services are performed.

If the actual timing of the performance of services or the level of effort varies from our estimate, the Company adjusts its accrued expenses or its deferred advance payments, accordingly. If the Company subsequently determines that it no longer expects the services associated with a nonrefundable advance payment to be rendered, the remaining portion of that advance payment is charged to expense in the period in which such a determination is made.

Marketable Securities

Marketable securities consist of investments in: U.S. Treasury bills and notes; bank certificates of deposit; various U.S. governmental agency debt securities; corporate and municipal debt securities; and other fixed income securities. The Company places all investments with governmental, industrial, or financial institutions whose debt is rated as investment grade.

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

The Company adopted Accounting Standards Update (ASU) No. 2016-13, Financial Instruments - Credit Losses (Topic 326) on January 1, 2020, using the allowance approach. Declines in fair value below amortized cost related to credit losses (i.e., impairment due to credit losses), are included in the condensed consolidated statement of earnings, with a corresponding allowance established. If the estimate of expected credit losses decreases in subsequent periods, the Company will reverse the credit losses through current period earnings, and accordingly adjust the allowance (see Recently Issued Accounting Pronouncements).

Inventories

Inventories, which are recorded at the lower of cost or net realizable value, include materials, labor, direct costs and indirect costs. These are valued using the first-in, first-out method. The Company writes down inventory that has become obsolete, or has a cost basis in excess of its expected net realizable value. Expired inventory is destroyed, and the related costs are recognized as Cost of goods sold in the condensed consolidated statement of earnings.

Inventories Produced in Preparation of Product Launches

The Company capitalizes inventories produced in preparation for product launches when future commercialization of a product is probable, and when a future economic benefit is expected to be realized. The determination to capitalize is based on the particular facts and circumstances relating to the product. Capitalization of such inventory begins when the Company determines that (i) positive clinical trial results have been obtained in order to support regulatory approval; (ii) uncertainties regarding regulatory approval have been significantly reduced; and (iii) it is probable that these capitalized costs will provide future economic benefit, in excess of capitalized costs.

In evaluating whether these conditions are met, the Company considers the following factors: the product candidate’s current status in the regulatory approval process; results from the related pivotal and supportive clinical trials; results from meetings with relevant regulatory agencies prior to the filing of regulatory applications; completion of the regulatory applications; consequent acceptance by the regulatory agency; potential impediments to the approval process, such as product safety or efficacy concerns, potential labeling restrictions, and other impediments; historical experience with manufacturing and commercializing similar products as well as manufacture of the relevant product candidate; and the resilience of the Company’s manufacturing environment, and supply chain, in determining logistical constraints that could hamper approval or commercialization.

In assessing the economic benefit that the Company is likely to realize, the Company considers: the shelf life of the product in relation to the expected timeline for approval; patent related or contractual issues that may prevent or delay commercialization; product stability data of all pre-approval production to assess adequacy of expected shelf life; viability of commercialization, taking into account competitive dynamics in the marketplace and market acceptance; anticipated future sales; and anticipated reimbursement strategies that may prevail with respect to the product, to determine product profit margin.

In applying the lower of cost or net realizable value to pre-launch inventory, the Company estimates a range of likely commercial prices based on pricing of competitive commercial products, and pre-launch discussions with managed care providers.

The Company could be required to write down previously capitalized costs related to pre-launch inventories upon a change in facts and circumstances, including among other potential factors, a denial or significant delay of approval by regulatory bodies, a delay in commercialization, or other adverse factors.

Intangible Assets

Intangible assets consist of definite-lived intangible assets, including: acquired developed technology; product rights; and patent defense costs. They also consist of indefinite-lived intangible assets, such as acquired IPR&D.

Patent defense costs are legal fees that have been incurred in connection with legal proceedings related to the defense of patents for Oxtellar XR and Trokendi XR. Patent defense costs are charged to expense in the event of an unsuccessful litigation outcome.

Definite-lived intangible assets are carried at cost less accumulated amortization, with amortization calculated on a straight line basis over the estimated useful lives of the assets. The Company evaluates the estimated remaining useful life of its intangible assets annually, or when events or changes in circumstances warrant a revision to the remaining periods of amortization.

Indefinite-lived intangible assets are not amortized but are tested for impairment annually. Acquired IPR&D in a business combination is considered to be an indefinite-lived asset until the completion or abandonment of the associated research and development efforts. Upon successful completion of the project, the Company will make a determination as to the then-useful life of the intangible asset. This is generally determined by the period over which the substantial majority of the cash flows are expected to be generated. The capitalized amount is then amortized over its estimated useful life. If a project is abandoned, all remaining capitalized amounts are written off immediately. During the period prior to completion or abandonment, the IPR&D asset will not be amortized but will be tested for impairment on an annual basis or when potential indicators of impairment are identified.

Goodwill and Goodwill Impairment Assessment

Goodwill is calculated as the excess of the consideration paid consequent to completing an acquisition compared to the net assets recognized in a business combination. Goodwill represents the future economic benefits arising from the other acquired assets that could not be individually identified and separately quantified.

The Company evaluates goodwill for possible impairment at least annually (during the fourth quarter of each fiscal year), or more often, if and when circumstances indicate that goodwill may be impaired. This includes but is not limited to significant adverse changes in the business climate, market conditions, or other events that indicate that it is more likely than not that the fair value of the reporting unit is less than its carrying value. In performing its goodwill assessment, the Company first performs a qualitative test. If necessary, the Company then performs a quantitative test. To conduct the quantitative impairment test of goodwill, the Company compares the fair value of a reporting unit to its carrying value.

Evaluating for impairment requires judgment, including estimating future cashflows. The Company estimates the fair values of its reporting unit using discounted cash flow models or other valuation models, such as comparative transactions or market multiples. If the reporting unit’s carrying value exceeds its fair value, the Company records an impairment loss to the extent that the carrying value of goodwill exceeds its implied fair value.

Impairment of Long Lived Assets

Long-lived assets consist primarily of property and equipment, operating lease assets and intangible assets. The carrying value of intangible assets is assessed for impairment annually (during the fourth quarter of each year), or more frequently if impairment indicators exist. Impairment indicators include but are not limited to adverse changes in circumstances, or other events that indicate that the carrying amount of an asset may not be recoverable.

Evaluating for impairment requires judgment, including estimating future cash flows, future growth rates, future profitability, and the expected life over which projected cash flows will occur.

For IPR&D assets, the Company also considers various factors and risks for potential impairment, including the current legal and regulatory environment, and the competitive landscape. Adverse clinical trial results, significant trial delays, inability to obtain governmental approval, inability to commercialize a product candidate, and the introduction or advancement of competitive products and product candidates, could result in partial or full impairment of the related intangible asset. In these circumstances, the eventual realized value of the IPR&D asset may vary from its fair value as of the date of acquisition, and impairment charges may be recorded in future periods. Changes in the Company's business strategy or adverse changes in market conditions could likewise adversely affect impairment analyses.

If indications of impairment exist, projected future undiscounted cash flows associated with the asset would be compared to the carrying value of the asset, to determine whether the asset's value is recoverable. If impairment is determined, the Company writes down the asset to its estimated fair value; i.e., the Company recognizes an impairment charge equal to the excess of the carrying value of the long-lived asset over its estimated fair value, as of the time at which such a determination is made.

Share-Based Compensation

Stock Options

The Company recognizes share-based compensation expense over the service period, using the straight-line method. Employee share-based compensation for stock options is determined using the Black-Scholes option-pricing model to compute the fair value of option grants as of their grant date. Forfeitures are accounted for as incurred. The Company uses the following assumptions for estimating the fair value of option grants:

Fair Value of Common Stock—The fair value of the common stock underlying the option grants is determined based on observable market prices of the Company’s common stock.

Expected Volatility—Volatility is a measure of the amount by which the Company’s share price has historically fluctuated on a daily basis and is expected to fluctuate (i.e., expected volatility) in the future.

Dividend Yield—The Company has never declared or paid dividends, and has no plans to do so in the foreseeable future. Dividend yield is therefore zero.

Expected Term—This is the period of time during which options are expected to remain unexercised and is based on historical experience. Options have a maximum contractual term of ten years.

Risk-Free Interest Rate—This is the observed U.S. Treasury Note rate, as of the week each option grant is issued, for a term that most closely resembles the expected term of the option.

Restricted Stock Units (RSUs)

Share-based compensation expense is recorded based on amortizing the fair market value of the RSU as of the date of the grant over the implied service period. RSUs generally vest one year from the date of the grant and are subject to continued service requirements.

Performance Stock Units (PSUs)

Performance-Based Awards

Share-based compensation expense for performance-based awards is recognized based on amortizing the fair market value of the award as of the grant date over the periods during which the achievement of the performance-based award is probable. Performance-based awards require certain performance targets to be achieved in order for the award to vest. Vesting occurs on the date of achievement of the performance target.

Market-Based Awards

Share-based compensation expense for market-based awards is recognized on a straight-line basis over the requisite service period, regardless of whether the market condition has been satisfied. Market-based PSU awards vest upon achievement of the performance target.

The Company estimates the fair value of these awards as of the grant date using a Monte Carlo simulation that incorporates option-pricing inputs. This simulation covers the period from the grant date through the end of the derived requisite service period. Volatility as of the grant date is estimated based on historical daily volatility of the Company's common stock over a period of time which is equivalent to the expected term of the award. The risk-free interest rate is based on the U.S. Treasury Note rate, as of the week the award is issued, with a duration that most closely resembles the expected term of the award.

Advertising Expense

Advertising expense includes the cost of promotional materials and activities, such as printed materials and digital marketing, marketing programs and speaker programs. The cost of the Company's advertising efforts are expensed as incurred.
The Company incurred approximately $15.4 million and $37.9 million in advertising expense for the three and nine months ended September 30, 2020, respectively, and approximately $11.3 million and $32.5 million in advertising expense for the three and nine months ended September 30, 2019, respectively. These expenses are recorded as a component of Selling, general and administrative expenses in the condensed consolidated statements of earnings.
Income Taxes
The Company utilizes the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and deferred tax liabilities are determined based on differences between their financial reporting and tax reporting bases. These differences are measured using enacted tax rates and laws that are expected to be in effect when these differences are expected to reverse. When appropriate, valuation allowances are established to reduce deferred tax assets to the amounts expected to be ultimately realized.
The Company accounts for uncertain tax positions in its consolidated financial statements when it is more-likely-than-not that the position will be sustained upon examination by the tax authorities. Such tax positions are initially and subsequently estimated as the largest amount of the tax benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the tax authorities. These estimates are based on full knowledge of the position and relevant facts.
The Company's policy is to recognize any interest and penalties related to income taxes as income tax expense in the relevant period.

Recently Issued Accounting Pronouncements
Accounting Pronouncements Adopted

ASU 2016-13, Financial Instruments—Credit Losses (Topic 326) - The new standard, issued in July 2016, requires credit losses on financial assets to be measured as the net amount expected to be collected, rather than based on actual incurred losses. For available-for-sale debt securities, the new standard did not revise the definition of impairment; i.e., the investment is impaired if the fair value of the investment is less than its cost. It also did not revise the requirement under ASC 320 for an entity to recognize, in net income, only the impairment amount related to credit risk, and to recognize, as a component of other comprehensive income, the noncredit impairment amount.

The new standard made certain targeted changes to the impairment assessment of available-for-sale debt securities, to eliminate the concept of "other than temporary" from the impairment model. Changes to the impairment model include recognition of credit losses on available-for-sale debt securities using the allowance method, and limiting the allowance to the amount by which fair value is below amortized cost. The new standard also requires enhanced disclosure of credit risk associated with debt securities.

The Company adopted the new standard effective January 1, 2020, using the modified retrospective approach. The adoption of the standard did not have a material impact on its condensed consolidated financial statements.

ASU 2018-15, Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract - The new standard, issued in August 2018, aligns the requirements for capitalizing implementation costs incurred under a service contract for a hosting arrangement with the requirements for capitalizing implementation costs incurred to develop or to obtain internal-use software. This includes hosting arrangements that include an internal-use software license. This ASU also requires that the implementation costs of a hosting arrangement under a service contract to be expensed over the term of the hosting arrangement, including reasonably certain renewals.

The Company adopted the new standard effective January 1, 2020, using the prospective transition approach. The adoption of the standard did not have a material impact on its condensed consolidated financial statements.

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
ASU 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity's Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity's Own Equity - The new standard, issued in August 2020, simplifies the accounting and disclosures for convertible instruments and contracts. This guidance will be effective on January 1, 2022, on a prospective basis, with early adoption permitted but not earlier than January 1, 2021.

The Company is currently evaluating the impact of the new guidance on its consolidated financial statements.
3. USWM Acquisition

On June 9, 2020 (the Closing Date), the Company completed its acquisition of all of the outstanding equity of USWM Enterprises, LLC (USWM Enterprises), a privately-held biopharmaceutical company, pursuant to a Sale and Purchase Agreement with US WorldMeds Partners, LLC (Seller), dated April 28, 2020 (the Agreement). Under the terms of the Agreement, the Company acquired the right to further develop and commercialize APOKYN, XADAGO and the Apomorphine Infusion Pump in the U.S., and MYOBLOC worldwide (the Products). The Company paid the Seller $297.2 million in cash at the Closing Date. As of September 30, 2020, the Company recorded an additional payable to the Seller of $1.0 million as a result of the resolution of contingencies that increased the original cash consideration paid to the Seller. For the nine months ended September 30, 2020, the Company incurred transaction costs of $8.3 million in completing the acquisition. These costs were included in Selling, general and administrative expense, in the condensed consolidated statements of earnings.

Contingent payments of up to $230.0 million are due to the Seller upon the achievement of certain milestones related to the development and sale of the Products. The possible outcomes for the contingent consideration range from $0 to $230.0 million on, an undiscounted basis.

In connection therewith, the Company recorded a contingent consideration liability of $115.7 million, as of the date of acquisition, to reflect the estimated fair value of the contingent consideration. The estimated fair value of the contingent consideration was determined using a Monte Carlo simulation for the sales-based milestones, and the income approach for the other milestones. The key assumptions considered in estimating the value of contingent consideration include: the estimated amount and timing of projected cash flows; probability of milestone achievement; volatility of prospective cash flows; the discount rates and risk-free interest rate.

In each reporting period after the acquisition, the Company will revalue the contingent consideration liability, and will record increases or decreases in the fair value of the liability in its consolidated statements of earnings. Changes in fair value can result from changes in actual and projected milestone achievement, as well as changes to forecasts. The inputs and assumptions may or may not be observable in the market, and reflect assumptions the Company believes would be made by a market participant. During the three months ended September 30, 2020, the Company recorded an increase to the contingent consideration liabilities of $0.2 million.

The acquisition is being accounted for as a business combination under the acquisition method of accounting, in accordance with ASC 805, Business Combinations. The allocation of the purchase price to the assets acquired and liabilities assumed, including the residual amount allocated to goodwill, is based upon preliminary information. The allocation of the purchase price is subject to change during the measurement period (up to one year from the Closing Date), as additional information concerning final asset and liability valuations is obtained. During the measurement period, if the Company obtains new information regarding facts and circumstances that existed as of the Closing Date that, if known, would have resulted in revised estimated values of those assets or liabilities, the Company will accordingly revise the preliminary purchase price allocation. The effect of measurement period adjustments on the estimated fair value elements will be reflected as if the adjustments had been made as of the Closing Date. Residual amounts will be allocated to goodwill. The impact of all changes that do not qualify as measurement period adjustments will be included in current period earnings.

The Company expects to finalize its purchase price allocation within one year of the Closing Date. In addition, The Company continues to analyze and assess relevant information necessary to determine, recognize and record at fair value the assets acquired and liabilities assumed in the following areas: intangible assets; lease assets and liabilities; tax assets and tax liabilities; and certain existing or potential reserves, including those for legal or contract-related matters.

The activities the Company is currently undertaking include, but are not limited to, the following: review of acquired contracts and other contract-related and legal matters; review and evaluation of the accounting policies, tax positions, and other tax-related matters. Further, the Company is in the process of obtaining input from third party valuation firms with respect to the fair value of the acquired tangible and intangible assets, and other information necessary to record and measure the assets acquired and liabilities assumed. Accordingly, the preliminary recognition and measurement of assets acquired and liabilities assumed as of Closing Date are subject to change.

The following table presents the Company’s preliminary estimates of the fair value of the assets acquired and liabilities assumed as of the Closing Date, and subsequent measurement period adjustments recorded during the third quarter of 2020 (dollars in thousands):

	As Initially Reported	Measurement Period Adjustments	As Adjusted
Cash and cash equivalents	$6,994	$—	$6,994
Accounts receivable	18,474	—	18,474
Inventories	10,400	—	10,400
Prepaid expenses and other current assets	3,564	—	3,564
Property and equipment	454	—	454
Finance lease asset(1)	22,747	—	22,747
Intangible assets	387,000	—	387,000
Other assets	340	—	340
Total fair value of assets acquired	449,973	—	449,973
Accounts payable	(2,573)	—	(2,573)
Accrued expenses and other current liabilities	(23,339)	—	(23,339)
Finance lease liability(1)	(22,747)	—	(22,747)
Deferred income tax liabilities, net(2)	(69,515)	—	(69,515)
Total fair value of liabilities assumed	(118,174)	—	(118,174)
Total identifiable net assets	$331,799	$—	$331,799
Goodwill	88,095	1,048	89,143
Total purchase price	$419,894	$1,048	$420,942

Cash consideration to Seller(3)	$297,200	$1,048	$298,248

______________________________________________________________
(1) Refer to Note 10 for further discussion of the acquired finance lease asset and assumed lease liability.
(2) Includes tax attributes that are subject to tax limitations.
(3) Represents total purchase price, less cash and cash equivalents acquired and contingent consideration liabilities, recorded at the Closing Date.

The Company determined the fair value of the inventory using the comparative sales method, which estimated the expected sales price of the product, reduced by all costs expected to be incurred to complete or to dispose of the inventory, with a profit on sale.

The acquired intangible assets include an intangible asset associated with the IPR&D related to the infusion pump product candidate, as well as intangible assets associated with the acquired developed technology and product rights. The Company determined the estimated fair value of the acquired intangible assets as of the Closing Date using the income approach. This is a valuation technique that is based on the market participant's expectations of the cash flows that the intangible assets are forecasted to generate. The projected cash flows from these intangible assets were based on various assumptions, including: estimates of revenues, expenses, and operating profit; and risks related to the viability of and commercial potential for alternative treatments. The cash flows were discounted at a rate commensurate with the level of risk associated with the projected cash flows. In addition to the aforementioned factors, the Company also considered the following factors specific to the valuation of the acquired IPR&D intangible asset: the stage of development as of the Closing Date; the time and resources needed to complete the development and regulatory approval of the product candidate; the inherent difficulties and uncertainties in developing a product candidate, such as obtaining marketing approval from the U.S. Food and Drug Administration and other regulatory agencies; the economic life of the potential commercialized product; and associated commercialization risks. The Company believes the assumptions are representative of those a market participant would use in estimating fair value.

Acquired intangible assets, excluding the acquired IPR&D, will be amortized over their estimated useful lives on a straight-line basis. IPR&D assets are considered to be indefinite-lived, until the successful completion or abandonment of the associated research and development efforts. The following table summarizes the preliminary purchase price allocation, and the preliminary average remaining useful lives for identifiable intangible assets (dollars in thousands):

	Estimated Fair Value	Estimated Useful Lives as of Closing Date (in years)
Acquired In-process Research & Development	$150,000	n/a
Acquired Developed Technology and Product Rights	237,000	10.5 - 12.5
Total intangible assets	$387,000

Goodwill was calculated as the excess of the consideration paid consequent to completing the acquisition, compared to the net assets recognized. Goodwill represents the future economic benefits arising from the other acquired assets, and which could not be individually identified and separately valued. Goodwill is primarily attributable to the additional acquired growth platforms and an expanded revenue base. Goodwill is not expected to be deductible for tax purposes.

The operations of MDD US Enterprises, LLC and its subsidiaries have been included in the Company's condensed consolidated statements of earnings for the period subsequent to the Closing Date and through September 30, 2020. Total revenues of $40.9 million and $51.5 million and net earnings of $5.1 million and $6.8 million were recorded for the three and nine months ended September 30, 2020, respectively.

The following table presents the unaudited pro forma combined financial information for each of the periods presented, as if the USWM Acquisition had occurred on January 1, 2019 (dollars in thousands):

	Three Months ended September 30,		Nine Months ended September 30,
	2020	2019	2020	2019
	(unaudited)		(unaudited)
Pro forma total revenues	$155,135	$140,791	$440,100	$401,332
Pro forma net earnings	39,984	31,599	102,226	76,540

The unaudited pro forma combined financial information is based on historical financial information as well as the Company's preliminary allocation of purchase price; therefore, it is subject to subsequent adjustment upon finalization of the purchase price allocation. In order to reflect the occurrence of the acquisition as if it occurred on January 1, 2019, the unaudited pro forma combined financial information reflects the adoption of ASC 842, Leases; the recognition of additional amortization expense on intangible assets, the removal of historical amortization charges and the elimination of non-recurring acquisition-related transaction costs. Approximately $10.1 million of acquisition-related transaction costs were incurred from the fourth quarter of 2019 through the second quarter of 2020.

The unaudited pro forma combined financial information should not be considered indicative of the results that would have occurred if the acquisition had been consummated on the assumed completion date, nor are they indicative of future results.

4. Disaggregated Revenues
The following table summarizes the disaggregation of revenues by product or source, (dollars in thousands):

	Three Months ended September 30,		Nine Months ended September 30,
	2020	2019	2020	2019
	(unaudited)		(unaudited)
Net product sales
Trokendi XR	$82,906	$77,332	$241,131	$219,989
Oxtellar XR	28,364	22,702	75,983	65,502
APOKYN	34,482	—	43,082	—
XADAGO	2,331	—	3,132	—
MYOBLOC	4,050	—	5,279	—
Total net product sales	$152,133	$100,034	$368,607	$285,491
Royalty revenues	3,002	2,106	8,233	6,818
Total revenues	$155,135	$102,140	$376,840	$292,309

Trokendi XR accounted for 65% and 77% of the Company’s total net product sales for the nine months ended September 30, 2020 and 2019, respectively.

The Company recognized noncash royalty revenue of $2.4 million and $6.3 million, for the three and nine months ended September 30, 2020, respectively. The Company recognized noncash royalty revenue of $1.6 million and $5.0 million, for the three and nine months ended September 30, 2019, respectively.
5.    Fair Value of Financial Instruments

The fair value of an asset or liability represents the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between unrelated market participants.

The Company reports the fair value of assets and liabilities using a three level measurement hierarchy that prioritizes the inputs used to measure fair value. The three levels of inputs used to measure fair value are as follows:

•Level 1—Inputs are unadjusted, quoted prices in active markets for identical assets. The Company has the ability to access these prices as of the measurement date. Level 1 assets include: cash held at banks; certificates of deposit; money market funds; investment grade corporate debt securities; and U.S. government agency and municipal debt securities.

•Level 2—Level 2 securities are valued using third-party pricing sources that apply relevant inputs and data in their models to estimate fair value. Inputs are quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; inputs other than quoted prices but that are observable for the asset or liability (e.g., interest rates; yield curves); and inputs that are derived principally from or corroborated by observable market data, by correlation, or by other means (i.e., market corroborated inputs). Level 2 assets include: investment grade corporate debt securities; U.S. government agency and municipal debt securities; other fixed income securities; and SERP (Supplemental Executive Retirement Plan) assets. The fair value of the restricted marketable securities is recorded in Other assets on the condensed consolidated balance sheets.

•Level 3—Unobservable inputs that reflect the Company’s own assumptions. These are based on the best information available, including the Company’s own data.

There were no level 3 assets as of September 30, 2020 or December 31, 2019.

Financial Assets Recorded at Fair Value
The Company’s financial assets that are required to be measured at fair value on a recurring basis are as follows (dollars in thousands):

		Fair Value Measurements at September 30, 2020 (unaudited)
	Total Fair Value at September 30, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Assets:
Cash and cash equivalents
Cash	$188,974	$188,974	$—
Money market funds	15,319	15,319	—
Marketable securities
Corporate debt securities	147,657	—	147,657
Long term marketable securities
Corporate debt securities	388,185	258	387,927
Other noncurrent assets
Marketable securities - restricted (SERP)	464	2	462
Total assets at fair value	$740,599	$204,553	$536,046

		Fair Value Measurements at December 31, 2019
	Total Fair Value at December 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Assets:
Cash and cash equivalents
Cash	$78,912	$78,912	$—
Money market funds	102,469	102,469	—
Marketable securities
Corporate debt securities	165,527	—	165,527
Municipal debt securities	165	—	165
Long term marketable securities
Corporate debt securities	571,828	254	571,574
U.S. government agency and municipal debt securities	19,945	—	19,945
Other noncurrent assets
Marketable securities - restricted (SERP)	418	3	415
Total assets at fair value	$939,264	$181,638	$757,626

The carrying amounts of other financial instruments, including accounts receivable, accounts payable, and accrued expenses, approximate fair value due to their short-term maturities.

    Unrestricted available-for-sale marketable securities held by the Company are as follows, (dollars in thousands):

	September 30, 2020	December 31, 2019
	(unaudited)
Corporate and U.S. government agency and municipal debt securities
Amortized cost	$522,920	$747,598
Gross unrealized gains	13,835	10,031
Gross unrealized losses	(913)	(164)
Total fair value	$535,842	$757,465
The contractual maturities of the unrestricted available-for-sale marketable securities held by the Company are as follows, (dollars in thousands):

September 30, 2020
(unaudited)
Less than 1 year	$147,657
1 year to 2 years	142,272
2 years to 3 years	136,095
3 years to 4 years	109,818
Greater than 4 years	—
Total	$535,842
As of September 30, 2020, there was no impairment due to credit loss on any available-for-sale marketable securities.
Financial Liabilities Recorded at Fair Value
As of September 30, 2020, the Company had Level 3 liabilities related to the contingent consideration from the USWM Acquisition. The contingent consideration liabilities are measured at fair value on a recurring basis, using the same methodology as of the acquisition date; i.e., using the Monte Carlo simulation for the sales-based milestones, and the income approach for the other milestones. Refer to Note 3 for further discussion of significant inputs and assumptions used for the valuation of the contingent consideration as of the acquisition date.
The inputs and assumptions may not be observable in the market. These reflect the assumptions the Company believes would be made by a market participant. Changes in any of those inputs together, or in isolation, may result in significantly lower or higher fair value measurement.
The following table provides a reconciliation of the beginning and ending balances related to the contingent consideration from the USWM Acquisition (dollars in thousands):

September 30, 2020
(unaudited)
Balance at December 31, 2019	$—
Initial estimate of contingent consideration	115,700
Change in fair value recognized in earnings	200
Balance at September 30, 2020	$115,900
The change in estimated fair value of contingent consideration related to the USWM Acquisition during the three months ended September 30, 2020 is primarily due to changes in estimates associated with the amount and timing of projected cash flows.

Financial Liabilities Recorded at Carrying Value
The following table sets forth the carrying value and fair value of the Company’s financial liabilities that are not carried at fair value (dollars in thousands):

	September 30, 2020		December 31, 2019
	(unaudited)
	Carrying Value	Fair Value (Level 2)	Carrying Value	Fair Value (Level 2)
Convertible notes, net	$357,521	$372,816	$345,170	$366,023

The fair value has been estimated based on actual trading information as well as quoted prices, both provided by bond traders.
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
The 2023 Notes were issued pursuant to an Indenture between the Company and Wilmington Trust, National Association, as trustee. The Indenture includes customary terms and covenants, including certain events of default upon which the 2023 Notes may be due and payable immediately. The Indenture does not contain any financial or operating covenants, or any restrictions on the payment of dividends, the issuance of other indebtedness, or the issuance or repurchase of securities by the Company.
At its election the Company will settle conversions by paying or delivering, as applicable, cash, shares of the Company’s common stock, or a combination of cash and shares of the Company’s common stock, based on the applicable conversion rate. The initial conversion rate is 16.8545 shares per $1,000 principal amount of the 2023 Notes, which represents an initial conversion price of approximately $59.33 per share, and is subject to adjustment as specified in the Indenture. In the event of conversion, if converted in cash, the holders would forgo all future interest payments, any unpaid accrued interest, and the possibility of further stock price appreciation.
If a “make-whole fundamental change,” as defined in the Indenture occurs, then the Company will in certain circumstances increase the conversion rate for a specified period of time. If a “fundamental change,” as defined in the Indenture occurs, then noteholders may require the Company to repurchase their 2023 Notes at a cash repurchase price equal to the principal amount of the 2023 Notes to be repurchased, plus accrued and unpaid interest, if any.
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
The Warrant Transactions were intended to partially offset the cost to the Company of the purchased Convertible Note Hedge Transactions; however, the Warrant Transactions could have a dilutive effect with respect to the Company’s common stock, to the extent that the market price per share of the Company’s common stock, as measured under the terms of the Warrant Transactions, exceeds the strike price of the warrants.

The liability component of the 2023 Notes consists of the following, (dollars in thousands):

	September 30, 2020	December 31, 2019
	(unaudited)
2023 Notes	$402,500	$402,500
Unamortized debt discount and deferred financing costs	(44,979)	(57,330)
Total carrying value	$357,521	$345,170

No 2023 Notes were converted as of September 30, 2020 or December 31, 2019.
7.    Share-Based Payments
Share-based compensation expense is as follows (dollars in thousands):

	Three Months ended September 30,		Nine Months ended September 30,
	2020	2019	2020	2019
	(unaudited)		(unaudited)
Research and development	$777	$680	$2,276	$1,954
Selling, general and administrative	3,713	3,234	11,164	9,269
Total	$4,490	$3,914	$13,440	$11,223

Stock Option and Stock Appreciation Rights
The following table summarizes stock option and stock appreciation rights (SAR) activities:

	Number of Options	Weighted- Average Exercise Price (per share)	Weighted- Average Remaining Contractual Term (in years)
Outstanding, December 31, 2019	4,606,559	$23.05	6.66
Granted	1,210,025	$23.86
Exercised	(56,873)	$9.93
Forfeited	(50,875)	$26.51
Outstanding, September 30, 2020 (unaudited)	5,708,836	$23.32	6.67

As of December 31, 2019:
Vested and expected to vest	4,606,559	$23.05	6.66
Exercisable	2,598,112	$15.68	5.48

As of September 30, 2020:
Vested and expected to vest	5,708,836	$23.32	6.86
Exercisable	3,347,884	$18.96	5.31

Restricted Stock Units

During the nine months ended September 30, 2020, the Company granted 26,055 RSUs, with a weighted average grant date fair value per share of $23.99. These RSUs generally vest one year from the date of grant.

Performance Stock Units

Performance-Based Awards

During the nine months ended September 30, 2020, the Company granted 31,250 performance-based awards, with a weighted average grant date fair value per share of $21.35. These awards require certain performance targets to be achieved in order to vest. Vesting is also subject to continued service requirements through the date that the achievement of the performance target is certified. As of September 30, 2020, all of the performance-based awards were vested and issued as shares outstanding.
Market-Based Awards

During the nine months ended September 30, 2020, the Company granted 15,625 market-based awards, with a weighted average grant date fair value per share of $23.41. These awards are subject to achievement of market-based performance targets in order to vest.
8.    Earnings per Share

Basic earnings per share (EPS) is calculated using the weighted-average number of common shares outstanding. Diluted EPS is calculated using the weighted-average number of common shares outstanding, including the dilutive effect of the Company’s stock option grants, SARs, RSUs, warrants, employee stock purchase plan (ESPP) awards, and the 2023 Notes, as determined per the treasury stock method.

Effect of Convertible Notes and Related Convertible Note Hedges and Warrants

In connection with the issuance of the 2023 Notes, the Company entered into Convertible Note Hedge and Warrant Transactions as described further in Note 6, Convertible Senior Notes Due 2023. The expected collective impact of the Convertible Note Hedge and Warrant Transactions is to reduce the potential dilution that would occur if the price of the Company's common stock was between the conversion price of $59.33 per share and the strike price of the warrants of $80.9063 per share.

The 2023 Notes and related Convertible Note Hedge and Warrant Transactions are excluded in the calculation of diluted EPS because inclusion would be anti-dilutive. Specifically, the denominator of the diluted EPS calculation excludes the additional shares related to the 2023 Notes and warrants because the average price of the Company's common stock was less than the conversion price of the 2023 Notes, $59.33 per share, as well as less than the strike price of the warrants, $80.9063 per share. Prior to actual conversion, the Convertible Note Hedge Transactions are not considered in calculating diluted earnings per share, as their impact would be anti-dilutive.

In addition to the above described effect of the 2023 Notes and the related Convertible Note Hedge and Warrant Transactions, the Company also excluded the common stock equivalents of the following outstanding stock-based awards in the calculation of diluted EPS, because their inclusion would be anti-dilutive:

	Three Months ended September 30,		Nine Months ended September 30,
	2020	2019	2020	2019
	(unaudited)		(unaudited)
Stock options, RSUs, PSUs	2,677,770	1,395,138	2,905,469	961,605

The following table sets forth the computation of basic and diluted net earnings per share for the three and nine months ended September 30, 2020 and 2019 (dollars in thousands, except share and per share amounts):

	Three Months ended September 30,		Nine Months ended September 30,
	2020	2019	2020	2019
	(unaudited)		(unaudited)
Numerator, dollars in thousands:
Net earnings	$39,997	$28,860	$96,182	$79,927

Denominator:
Weighted average shares outstanding, basic	52,658,850	52,453,384	52,583,891	52,392,232

Effect of dilutive securities:
Stock options, RSUs and SARs	1,103,792	1,352,454	1,079,382	1,506,254
Weighted average shares outstanding, diluted	53,762,642	53,805,838	53,663,273	53,898,486

Earnings per share, basic	$0.76	$0.55	$1.83	$1.53
Earnings per share, diluted	$0.74	$0.54	$1.79	$1.48
9.    Income Tax Expense
The following table provides information regarding the Company’s income tax expense for the three and nine months ended September 30, 2020 and 2019 (dollars in thousands):

	Three Months ended September 30,		Nine Months ended September 30,
	2020	2019	2020	2019
	(unaudited)		(unaudited)
Income tax expense	$12,714	$10,730	$32,773	$26,648
Effective tax rate	24.1%	27.1%	25.4%	25.0%

Income tax expense for the three and nine months ended September 30, 2020, as compared to same period in the prior year, increased due to higher income before taxes, increased number of states in which the Company owes taxes and an increase in non-deductible expenses consequent to the USWM Acquisition.

Accordingly, the effective income tax rate for the nine months ended September 30, 2020 also increased, as compared to the same period in prior year. The effective income tax rate for the three months ended September 30, 2020 decreased due to greater research and development tax credits recognized in the quarter.
On March 27, 2020, President Trump signed into law the Coronavirus Aid, Relief and Economic Security Act (CARES Act). The CARES Act is an emergency economic stimulus package that includes spending and tax incentives to strengthen the U.S. economy and to fund a nationwide effort to curtail the effect of the COVID-19 pandemic. While the CARES Act provides sweeping tax changes in response to the COVID-19 pandemic, some of the more significant provisions which are expected to impact the Company’s financial statements include removal of certain limitations on utilization of net operating losses, increasing the ability to deduct interest expense, and amending certain provisions of the previously enacted Tax Cuts and Jobs Act.

As of September 30, 2020, the Company expects that these provisions will not have a material impact, as the Company does not have net operating losses that would fall under the provisions of this legislation, nor does it expect interest expense to be limited. The ultimate impact of the CARES Act may differ from this estimate due to changes in interpretations and assumptions, additional guidance that may be issued, and actions the Company may take in response to the CARES Act. The CARES Act is highly technical and complex. The Company will continue to assess the impact that various provisions may have on its business.
10.    Leases

The Company has entered into operating leases for its new headquarters office, at 9715 Key West Ave, Rockville, MD, and for its fleet vehicles. With respect to the fleet vehicle leases, given the volume of individual leases involved in the overall arrangement, the Company applies a portfolio approach to effectively account for the operating lease assets and liabilities.

Contemporaneous with the USWM Acquisition, USWM Enterprises adopted ASC 842, Leases. USWM Enterprises had an existing contract manufacturing agreement with Merz Pharma GmbH & Co. KGaA (Merz), for the manufacture and supply of MYOBLOC (Merz Agreement). Pursuant to the Merz Agreement, Merz agreed to provide a dedicated manufacturing facility that included a stand-alone building, dedicated clean room suites, dedicated manufacturing and purification equipment, and filling and packaging production lines (collectively, the manufacturing facility) to manufacture MYOBLOC. The Merz Agreement will expire in July 2027, unless the Company and Merz mutually agree to extend the terms. The Merz Agreement may not be terminated for convenience.

Under the terms of the agreement, the Company is required to purchase a minimum quantity of MYOBLOC on an annual basis. This minimum purchase requirement represents the in-substance fixed contract consideration associated with the dedicated manufacturing facility. The in-substance fixed contract consideration was allocated to the lease component, since the Company has elected not to separate lease and non-lease components.

As of the Closing Date, the finance right of use (ROU) lease asset and corresponding ROU lease liability relating to the dedicated manufacturing facility was $22.7 million. The finance ROU lease asset and ROU lease liability represent the present value of estimated future payments; i.e., the minimum purchase obligations as of the Closing Date. The present value was computed by using an incremental borrowing rate of 2.5%. The embedded lease is preliminarily classified as a finance lease.

The Company recognized $0.8 million and $1.1 million of fixed lease costs on the finance lease, respectively, for the three and nine months ended September 30, 2020. Purchases of MYOBLOC in excess of the annual minimum purchase obligations will be recorded as variable lease cost. Refer to Note 3 for further discussion of the USWM Acquisition.

11. Accounts Receivable

As of September 30, 2020 and December 31, 2019, the Company recorded allowances of approximately $11.1 million and $11.0 million, respectively, for prompt pay discounts and contractual service fees paid to the Company’s customers. The Company's customers are primarily pharmaceutical wholesalers and distributors and specialty pharmacies.
12.    Inventories
Inventories consist of the following (dollars in thousands):

	September 30, 2020	December 31, 2019
	(unaudited)
Raw materials	$9,528	$4,582
Work in process	17,571	11,428
Finished goods	15,366	10,618
Total	$42,465	$26,628

As of September 30, 2020, the Company capitalized $11.3 million of pre-launch inventory costs for SPN-812. As of December 31, 2019, the Company had not capitalized any pre-launch inventory costs. Refer to Note 2 for discussion of the Company's accounting policy.

Inventories include acquired inventory from the USWM Acquisition. Refer to Note 3 for further discussion of the USWM Acquisition.

13. Investments in Unconsolidated VIEs

In April 2020, the Company entered into a Development and Option Agreement (Development Agreement) with Navitor Pharmaceuticals, Inc. (Navitor). The Company can terminate the Development Agreement upon 30 days’ notice.

Under the terms of the Development Agreement, the Company and Navitor will jointly conduct a Phase II clinical program for NV-5138 (SPN-820) for treatment-resistant depression. The Company will bear all of the Phase I and Phase II development costs incurred by either party, up to a maximum of $50 million. In addition, the Company will incur certain other research and development support costs.

There are certain additional payment amounts which could be incurred by the Company. These costs are contingent upon Navitor achieving defined development milestones.

The Company has an option to acquire or license NV-5138 (SPN-820), for which additional payments would be required. The Company paid Navitor a one time, nonrefundable, and non-creditable fee of $10 million for the option to acquire or license NV-5138 (SPN-820). This expense is included in Research and development expense in the condensed consolidated statement of earnings for the nine months ended September 30, 2020.

In addition to entering into the Development Agreement, the Company acquired Series D Preferred Shares of Navitor for $15 million, representing an approximately 13% ownership position in Navitor. The Company has determined that Navitor is a VIE. The Company has not consolidated this VIE because the Company lacks the power to direct the activities that most significantly impact Navitor’s economic performance. This investment is accounted for under the practical expedient allowed for equity securities without readily determinable fair value, which is cost minus impairment plus any changes in observable price changes from an orderly transaction of similar investments of Navitor. The investment is recorded in Other assets in the condensed consolidated balance sheets.

As of September 30, 2020, the carrying value of our investment in Navitor was approximately $15 million. The maximum exposure to losses related to Navitor is limited to: the $15 million carrying value of the investment; a maximum of approximately $50 million in expense for Phase I and Phase II development of NV-5138 (SPN-820); and the cost of other development and formulation activities provided by the Company.

We have provided no financing to Navitor other than amounts required under the Development Agreement.
14.    Property and Equipment
Property and equipment consists of the following (dollars in thousands):

	September 30, 2020	December 31, 2019
	(unaudited)
Lab equipment and furniture	$12,374	$11,053
Leasehold improvements	15,185	14,217
Software	2,225	2,225
Computer equipment	2,089	1,839
Construction-in-progress	34	433
	31,907	29,767
Less accumulated depreciation and amortization	(14,512)	(12,699)
Total	$17,395	$17,068
Depreciation and amortization expense on property and equipment was approximately $0.7 million and $1.8 million for the three and nine months ended September 30, 2020, respectively, and approximately $0.4 million and $1.1 million for the three and nine months ended September 30, 2019.

As of September 30, 2020, there were no identified indicators of impairment.

15.    Goodwill and Intangible Assets, Net

Goodwill represents the excess of the USWM Acquisition purchase price over the fair value of the tangible and identifiable intangible net assets acquired. In the third quarter of 2020, the Company recorded measurement period adjustments to goodwill of $1.0 million. Refer to Note 3 for further discussion of the USWM Acquisition.

Intangible assets also includes: patent defense costs, which are deferred legal fees incurred in conjunction with defending patents for Oxtellar XR and Trokendi XR; an acquired IPR&D asset associated with the USWM acquisition; and acquired developed technology and product rights associated with the USWM acquisition. The Company amortizes intangible assets over their useful lives, except for the acquired IPR&D asset.

The following table sets forth the gross carrying amounts and related accumulated amortization of goodwill and intangible assets (dollars in thousands):

	Weighted- Average Life (Years)	September 30, 2020	December 31, 2019
	(unaudited)
Goodwill		$89,143	$—

Acquired In-process Research & Development		$150,000	$—
Intangible assets subject to amortization:
Acquired Developed Technology and Product Rights	10.26 - 12.26	237,000	—
Capitalized patent defense costs	2.25 - 6.50	43,613	43,375
Less accumulated amortization		(28,348)	(18,535)
Total intangible assets, net		$402,265	$24,840

U.S. patents covering Oxtellar XR and Trokendi XR will expire no earlier than 2027. As regards Trokendi XR, the Company entered into settlement agreements that allow third parties to enter the market by January 1, 2023, or earlier under certain circumstances.

Amortization expense for intangible assets was approximately $6.1 million and $9.8 million, for the three and nine month periods ended September 30, 2020, respectively, and approximately $1.3 million and $3.9 million, for the three and nine month periods ended September 30, 2019. The increase in expense is due to amortization of the acquired developed technology and product rights from the USWM Acquisition.

As of September 30, 2020, there were no identified indicators of impairment.

16.    Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following (dollars in thousands):

	September 30, 2020	December 31, 2019
	(unaudited)
Accrued clinical trial costs (1)	$6,264	$13,285
Accrued compensation	14,892	11,223
Accrued professional fees	2,627	3,936
Accrued royalties	14,678	—
Other accrued expenses	17,828	5,861
Total	$56,289	$34,305
_____________________________________________________________________
(1) Includes preclinical and all clinical trial costs.

17.    Accrued Product Returns and Rebates
Accrued product returns and rebates consist of the following (dollars in thousands):

	September 30, 2020	December 31, 2019
	(unaudited)
Accrued product rebates	$110,543	$88,811
Accrued product returns	26,430	18,818
Total	$136,973	$107,629
18.    Interest Expense
Interest expense consists of the following (dollars in thousands):

	Three Months ended September 30,		Nine Months ended September 30,
	2020	2019	2020	2019
	(unaudited)		(unaudited)
Interest expense	$(4,945)	$(4,546)	$(14,430)	$(13,518)
Interest expense on nonrecourse liability related to sale of future royalties	(1,143)	(1,116)	(3,228)	(3,412)
Total	$(6,088)	$(5,662)	$(17,658)	$(16,930)

Interest expense includes noncash interest expense related to amortization of deferred financing costs, and amortization of the debt discount on the 2023 Notes. Expenses of $4.2 million and $12.4 million were incurred for the three and nine months ended September 30, 2020, respectively, and $4.0 million and $11.7 million for the three and nine months ended September 30, 2019, respectively.
19.    Commitments and Contingencies

Product Licenses

The Company has obtained exclusive licenses from third parties for proprietary rights to support the product candidates in the Company’s neurology and psychiatry portfolio. Under these license agreements, the Company may be required to pay certain amounts upon the achievement of defined milestones. If these products are ultimately commercialized, the Company is also obligated to pay royalties to third parties, computed as a percentage of net product sales, for each respective product under a license agreement.

Through the USWM Acquisition, the Company acquired licensing agreements with other pharmaceutical companies for APOKYN, XADAGO and MYOBLOC. The Company is obligated to pay royalties to third parties, computed as a percentage of net product sales, for each of the products under the respective license agreements. Royalty expense incurred is recognized as Cost of goods sold in the condensed consolidated statement of earnings.

Royalty Agreement

In the third quarter of 2014, the Company received $30.0 million pursuant to a Royalty Interest Acquisition Agreement related to the purchase, by HC Royalty, of certain of the Company’s rights under the Company’s agreement with United Therapeutics. These rights are related to the commercialization of Orenitram (treprostinil) Extended-Release Tablets. Per the terms of the agreement, full ownership of the royalty rights will revert to the Company if and when a certain cumulative payment threshold is reached (see Note 2, Note 4 and Note 18).

USWM Enterprise Commitments Assumed

As part of the USWM Acquisition, the Company assumed the remaining commitments of USWM Enterprises and its subsidiaries, which are discussed below.

In addition to the annual minimum purchase quantity requirements of MYOBLOC, amounting to an estimated €3.0 million annually, under the contract manufacturing agreement with Merz for manufacture and supply, USWM Enterprises had an existing license and distribution agreement for XADAGO. This included an annual minimum promotional spend to support the marketing of XADAGO for the first five years of the agreement. As of September 30, 2020, the remaining contractual commitments were $4.1 million, of which $2.1 million is for the period October 2020 to June 2021. (See Note 3 for further discussion on the USWM Acquisition and Note 10 for further discussion on the Merz Agreement).

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

On April 21, 2020, the Company entered into a Development and Option Agreement (Development Agreement) with Navitor Pharmaceuticals, Inc. (Navitor). Under the terms of the Development Agreement, the Company and Navitor will jointly conduct a Phase II clinical program for NV-5138 (SPN-820) in treatment-resistant depression (TRD). Initiation of the Phase II clinical program is targeted in the fourth quarter of 2021.

On April 28, 2020, the Company entered into a Sales and Purchase Agreement to acquire the CNS portfolio of US WorldMeds Partners, LLC (USWM Acquisition). With the acquisition, completed on June 9, 2020, the Company added three established, commercial products and a product candidate in late-stage development to its portfolio. These products are primarily for the treatment of Parkinson's disease.

COVID-19 Impact

We are closely monitoring the impact of the COVID-19 pandemic on all aspects of our business operations, and have assessed the impact of the COVID-19 pandemic on our condensed consolidated financial statements. Although the COVID-19 pandemic has not significantly impacted our condensed consolidated financial statements as of September 30, 2020 and during the three and nine months ended September 30, 2020, it may have future impact, especially if the severity worsens, the duration lengthens, or the nature of the effects changes.

The full impact of the COVID-19 pandemic remains uncertain and subject to change. The effects of the pandemic may vary significantly across different aspects of our business operations. We do not and cannot yet know the full extent of potential impact on our execution of clinical trials, new product launches, including SPN-812, our manufacturing and supply chain, or related impacts on our business or financial condition. These effects could include: adverse impact on research and development activities as a result of disruption in clinical projects; adverse impact on selling and marketing efforts as a result of temporarily halting in-person interactions by our sales force with healthcare providers; adverse impact on net product sales as a result of decreased new prescriptions due to fewer patient visits to physicians to begin treatment; potential changes in payer segment mix; increased use of co-pay programs due to rising unemployment; and potential future disruption to our supply chain and manufacturing operations.

These effects could have a material impact on the Company’s liquidity, cash flows, capital resources and business operations. Financial effects could include impairment of intangible and long-lived assets, increased sales deductions that could adversely impact our net product sales, and cash collections and adjustments for market volatility for items subject to fair value measurement, such as marketable securities. See “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q for additional information on risk factors that could impact our business and our results.
For the three and nine months ended September 30, 2020, with the exception of the effects already cited, there has been no material impact on our operations, liquidity and financial position. We expect to continue to generate positive cash flows and to meet our short-term liquidity needs.

Products and Product Candidates

The table below summarizes our current portfolio of novel products and product candidates:
____________________________________________________________________
All trademarks are the property of their respective owners.

    We have devoted and continue to devote significant resources to research and development activities. We expect to incur significant expenses as we continue developing each of our product candidates through U.S. Food and Drug Administration (FDA) approval, or until the program terminates; expand product indications for approved products; invest in sales and marketing resources to support our existing and new products; enter into agreements to in-license, purchase products, product candidates or other companies; and invest in the support of our business, technology, regulatory and intellectual property portfolio, including integration of acquisitions.
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
•APOKYN (apomorphine hydrochloride injection) is a product indicated for the acute, intermittent treatment of hypomobility, "off" episodes ("end-of-dose wearing off" and unpredictable "on/off" episodes) in patients with advanced Parkinson’s disease (PD). APOKYN’s adjustable dose subcutaneous injection pen is designed to quickly and reliably reverse the effects of oral levodopa (L-dopa) wearing off in patients with inadequately controlled PD. Patients taking APOKYN saw 95% of OFF episodes reversed, with improvement beginning as quickly as 10 minutes post-dosing in clinical studies. With the alternative of immobility and inability to function, we believe the rapid and reliable reduction of "off" episode symptoms is of utmost importance to patients.

•XADAGO (safinamide) is a once-daily product indicated as adjunctive treatment to levodopa/carbidopa in patients with Parkinson’s disease who are experiencing “off” episodes. XADAGO is a monoamine oxidase B (MAO-B) inhibitor that works by blocking the catabolism of dopamine, which is believed to result in an increase in dopamine levels, and therefore a subsequent increase in dopaminergic activity in the brain. Well-controlled studies have shown XADAGO® may provide a decrease in "off" time of up to one hour per day when combined with appropriate L-dopa therapy.
•MYOBLOC (rimabotulonumtoxinB) is a product indicated for the treatment of cervical dystonia and sialorrhea in adults and it is the only Type B toxin available on the market. Based on clinical studies, MYOBLOC injections offer patients struggling with painful cervical dystonia symptoms relief as early as two weeks after injection, with the duration of effect to be between 12-16 weeks. In sialorrhea, patients generally experienced symptom relief for up to three months post-dosing in well-controlled studies. MYOBLOC must be administered by a physician.
The Company will be conducting a clinical program under Special Protocol Assessment from the FDA which will address post-marketing commitments and potentially provide an expanded indication for MYOBLOC.
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
Parkinson’s patients are frequently prescribed L-dopa to help replace the dopamine no longer produced in the brain. However, motor disabilities as a result of L-dopa wearing off remain a significant problem for over half of PD patients. Patients in an "off" state, including those whose last dose of oral L-dopa has worn off, and whose next oral dose has not yet begun to take effect, can suffer from a lack of coordination or mobility for several hours per day.
In well controlled clinical studies, APOKYN injections are effective in treating "off" periods, as measured by the motor function subset of the Unified Parkinson's Disease Rating Scale (UPDRS). For patients for whom oral L-dopa will not sufficiently control "off" periods, the Company has commercialized APOKYN, delivered via an injection pen. For patients who experience significant "off" time each day, the Company has developed a continuous infusion pump (SPN-830) to deliver apomorphine subcutaneously. The infusion may reduce the variability in motor symptoms of PD, and offer improved tolerability versus the acute injection route. For patients not ready to try a parenteral therapy, oral monoamine oxidase complex B (MAO-B) inhibitors, such as XADAGO, may provide a decrease in "off" time of up to one hour per day when combined with appropriate L-dopa therapy.
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
In well controlled studies, botulinum toxins like MYOBLOC have been shown to improve symptoms as measured on the Toronto Western Spasmodic Torticollis Rating Scale, including pain.

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
Sales and Marketing
Consequent to the USWM Acquisition, we acquired an experienced commercial team which included a proven sales force and a medical organization with expertise and focus on serving movement disorder specialists in the U.S that will continue to promote the acquired product portfolio. This sales force calls on movement disorder specialists and other specialized health care providers to support our commercialization and sale of APOKYN, MYOBLOC and XADAGO.
Competition

APOKYN is given as needed as an adjunct to levadopa/carbidopa therapy in PD patients who experience "off" episodes and competes with other PRN therapies such a INBRIJA and recently approved sublingual apomorphine (KYNMOBI).

XADAGO competes with other monoamine oxidase inhibitors (MAO-B) used to treat "off" episodes in PD, including rasagiline (AZILECT) and selegiline (ZELAPAR, EMSAM).
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
SPN-830 (Apomorphine Infusion Pump)

SPN-830 is a late-stage drug/device combination product candidate acquired in the USWM Acquisition. SPN-830 is under investigation for the continuous prevention of "off" episodes in PD. If approved, it would be the only continuous infusion of apomorphine available in the U.S., and an important step for PD patients that would have otherwise been candidates for potentially invasive surgical procedures, such as deep brain stimulation. Continuous infusion may also limit some of the side effects of a subcutaneous injection of apomorphine.

SPN-830 Development Program

In September 2020, we submitted the New Drug Application (NDA) for SPN-830. We plan to launch SPN-830 in the fourth quarter of 2021, if approved by the FDA.
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
The FDA accepted the review of the NDA for SPN-812 for the treatment of children and adolescents with ADHD in January 2020, and assigned a Prescription Drug User Fee Act (PDUFA) target action date of November 8, 2020. We plan to launch SPN-812, pending FDA approval, in January 2021. We expect SPN-812, if approved, to have five-year market exclusivity due to its NCE status in the U.S.. Furthermore, we are pursuing IP covering the novel synthesis process for the active ingredient in SPN-812, its novel use in ADHD, and its novel extended release product profile.

SPN-812 Development Program
We continue to prepare for the commercial launch of SPN-812 which is expected in January 2021, if approved by the FDA. The Company remains engaged with the FDA regarding the review of the NDA for SPN-812 for the treatment of ADHD.
We initiated a Phase III program for the treatment of ADHD in adults in the third quarter of 2019. In the fourth quarter of 2020, enrollment was completed and we expect topline data to be available in the first quarter of 2021.

SPN-820 (NV-5138)
SPN-820 is a first-in-class, orally active small molecule that directly activates brain mTORC1, the gatekeeper of cellular metabolism and renewal. This receptor is often suppressed in people suffering from depression. The Phase I trial demonstrated early proof of concept, in which a single dose of SPN-820 showed rapid and sustained improvement in core symptoms of depression, with favorable safety and tolerability in patients with treatment resistant depression (TRD). We believe the novel mechanism of action in depression may improve symptoms of depression in patients who have failed other agents.
SPN-820 Development Program

In April 2020, we entered into a Development and Option Agreement with Navitor to collaborate on a comprehensive development program for SPN-820 through Phase II, including formulation development, preclinical toxicology, and clinical pharmacology. Pre-clinical and development activities are ongoing, with the initiation of the Phase II clinical program in patients with TRD targeted in the fourth quarter of 2021. See Part I, Item 1, Financial Statements, Note 13, Investments in Unconsolidated VIEs, in the Notes to the Condensed Consolidated Financial Statements.

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

Business Combinations and Contingent Consideration

The Company completed the USWM Acquisition on June 9, 2020. For a complete description of our accounting policy for business combinations and contingent consideration, see Part I, Item 1, Financial Statements, Note 2, Business Combinations and Contingent Considerations, in the Notes to Condensed Consolidated Financial Statements. In addition, refer to Note 3 for discussion regarding the USWM Acquisition.

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

Payments to service providers can either be based on hourly rates for service, or based on achievement of performance-driven milestones. We work with each service provider to obtain an estimate for services provided but are unbilled as of the end of the calendar quarter, including estimates for payments to site investigators. When accruing clinical trial expenses, we estimate the time period over which services will be performed during the life of the entire clinical program, the total cost of the program, and the level of effort to be expended in each intervening period.

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

Inventories Produced in Preparation of Product Launches

The Company capitalizes inventories produced in preparation for product launches when future commercialization of a product is probable and when a future economic benefit is expected to be realized. The determination to capitalize is based on the particular facts and circumstances relating to the product. Capitalization of such inventory begins when the Company determines that (i) positive clinical trial results have been obtained in order to support regulatory approval; (ii) uncertainties regarding regulatory approval have been significantly reduced; and (iii) it is probable that these capitalized costs will provide future economic benefit, in excess of capitalized costs.

As of September 30, 2020, the Company capitalized $11.3 million of pre-launch inventory for SPN-812. To make the determination to capital inventory prior to product launch, we consider a number of factors, including: the product candidate’s current status in the regulatory approval process; results from the related pivotal clinical trial; results from meetings with relevant regulatory agencies prior to the filing of regulatory applications; historical experience; as well as potential impediments to approval; such as product safety or efficacy; commercialization potential; and market trends.

We estimated a range of likely commercial prices based on our comparable commercial products. We considered the product candidate’s stability data for all pre-approval production to date, to determine whether there is adequate expected shelf life for the capitalized pre-launch production costs. We considered the likely selling price, to determine if there is sufficient profit margin to fully recover the cost of the inventory.

For a complete description of our policy, see Part I, Item 1, Financial Statements, Note 2, Inventories Produced in Preparation of Product Launches, in the Notes to Condensed Consolidated Financial Statements.

Results of Operations
Comparison of the Three and Nine Months ended September 30, 2020 and 2019
Revenues
Revenues consist primarily of net product sales of our commercial products in the U.S., supplemented by royalty revenues from our collaborative licensing arrangements. The following table provides information regarding our revenues during the three and nine months ended September 30, 2020 (dollars in thousands):

	Three Months ended September 30,		Change		Nine Months ended September 30,		Change
	2020	2019	Amount	Percent	2020	2019	Dollar	Percent
Net product sales
Trokendi XR	$82,906	$77,332	$5,574	7%	$241,131	$219,989	$21,142	10%
Oxtellar XR	28,364	22,702	5,662	25%	75,983	65,502	10,481	16%
APOKYN	34,482	—	34,482	NM	43,082	—	43,082	NM
XADAGO	2,331	—	2,331	NM	3,132	—	3,132	NM
MYOBLOC	4,050	—	4,050	NM	5,279	—	5,279	NM
Total net product sales	$152,133	$100,034	$52,099	52%	$368,607	$285,491	$83,116	29%
Royalty revenues	3,002	2,106	896	43%	8,233	6,818	1,415	21%
Total revenues	$155,135	$102,140	$52,995	52%	$376,840	$292,309	$84,531	29%
____________
NM - Fluctuation in terms of percentage change is not meaningful.
Basis for Net Product Sales
Net product sales are computed as gross revenue generated from our product shipments to our customers, primarily pharmaceutical wholesalers, specialty pharmacies, and pharmaceutical distributors, less various forms of variable consideration, including: estimated liability for rebates; estimated liability for product returns; and estimated allowance for discounts. These are collectively considered "sales deductions."
Total Net Product Sales
The $52.1 million increase in net product sales for the three months ended September 30, 2020, as compared to the prior year, was primarily due to inclusion of $40.9 million in net product sales, consequent to completion of the USWM acquisition on June 9, 2020. Additionally, net product sales were favorably affected by an 8% price increase for Trokendi XR and Oxtellar XR taken in January 2020, favorable unit prescription growth for Oxtellar XR, and favorable changes in sales deductions for Trokendi XR.
For both Trokendi XR and Oxtellar XR, we have observed a shift in prescription mix, from 30-count prescriptions to 90-count prescriptions. The Company believes this has been an effect of the COVID-19 pandemic, primarily driven by patients reducing the frequency of office visits with physicians. The shift towards 90-count prescriptions has resulted in net product sales growth outpacing growth in prescriptions.
The increase in net product sales of $83.1 million for the nine months ended September 30, 2020, as compared to the prior year, is primarily due to the aforementioned favorable impact of the acquisition of USWM as of June 9, 2020. This transaction resulted in a year over year increase in net product sales of $51.5 million. In addition, net product sales were favorably affected by the 8% price increase for Trokendi XR and Oxtellar XR, taken in January 2020, and prescription unit growth for Oxtellar XR. The year over year comparison is positively affected by the impact of a pipeline inventory reduction, which occurred in the first quarter of 2019. In the fourth quarter of 2018, wholesalers, distributors and pharmacies increased their inventory holdings, as compared to the prevailing inventory levels in the preceding quarter. This action was effectively reversed in the first quarter of 2019. As a result, both gross sales and net product sales in the first quarter of 2019 were adversely impacted, reducing net product sales in 2019 by approximately $10 million.

Favorable sales growth factors were partially offset by increased sales deductions for the first nine months of 2020. Patient reimbursement challenges and increased contracting pressure from managed care providers resulted in higher patient program participation rates, increased per patient costs for our co-pay programs, and higher per patient rebate payments to managed care providers. In addition, the provision for product returns increased primarily due to unfavorable actual returns experience in the first quarter of 2020 for discontinued Trokendi XR commercial blister pack configurations. As a result, these factors increased the provision for sales deductions, thereby reducing net product sales for the nine months ended September 30, 2020 as compared to the prior year.
Trokendi XR
Trokendi XR net product sales increased by $5.6 million, or 7%, for the three months ended September 30, 2020, as compared to the same period in 2019. This increase was driven by the aforementioned favorable impact of an 8% price increase in January 2020, coupled with reduced sales deductions resultant from reduced co-pay program payments. While prescription volume was down sequentially by approximately 17% for the three months ended September 30, 2020 as compared to the same period in 2019, there was only minimal unfavorable impact in the volume as measured in units (i.e., number of capsules). This occurred due to the aforementioned shift to 90-count prescriptions.
For the nine months ended September 30, 2020, Trokendi XR net product sales increased by $21.1 million, or 10%, as compared to the same period in 2019. This increase was attributable to the favorable impact of the aforementioned price increase taken in January 2020, coupled with the impact in the first quarter of 2019 of the aforementioned pipeline inventory reduction.
These favorable effects were partially offset by an increase in sales deductions, and an increase in the provision for returns. In the first quarter of 2020, product returns for discontinued Trokendi XR blister pack configurations exceeded our forecast, resulting in an $8 million increase to our returns reserve and an equivalent reduction in net product sales.
Oxtellar XR
Oxtellar XR net product sales increased by $5.7 million, or 25%, and $10.5 million, or 16%, for the three and nine months ended September 30, 2020, respectively, as compared to the same periods in 2019. The increases were primarily attributable to growth in prescription unit volume and the favorable impact of the aforementioned January 2020 price increase of 8%.
These favorable impacts were partially offset by increased sales deductions, due to higher per patient payments under both Medicaid and commercial managed care programs, as well as higher co-payment program charges.
Acquired Commercial Products
Collectively, net product sales for APOKYN, XADAGO and MYOBLOC were $40.9 million and $51.5 million, for the three and nine months ended September 30, 2020, respectively. Delays in physician office visits due to the COVID-19 pandemic have adversely impacted demand for these products, and in particular, MYOBLOC. The ultimate effect depends on the currently unknown duration of the COVID-19 pandemic.
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

The following table provides a summary of activity with respect to sales deductions and related accruals during the periods indicated (dollars in thousands):

	Accrued Product Returns and Rebates
	Product Rebates	Product Returns	Allowance for Sales Discounts	Total
Balance at December 31, 2019	$88,811	$18,818	$11,013	$118,642
USWM Acquisition liabilities assumed	5,112	3,072	293	8,477
Provision
Provision for current year sales	254,338	8,709	49,987	313,034
Adjustments relating to prior year sales	3,633	9,008	147	12,788
Total provision	$257,971	$17,717	$50,134	$325,822
Less: Actual payments/credits	(241,351)	(13,177)	(50,342)	(304,870)
Balance at September 30, 2020	$110,543	$26,430	$11,098	$148,071

Balance at December 31, 2018	$85,003	$22,060	$11,548	$118,611
Provision
Provision for current year sales	221,598	6,171	43,693	271,462
Adjustments relating to prior year sales	(888)	(910)	(43)	(1,841)
Total provision	$220,710	$5,261	$43,650	$269,621
Less: Actual payments/credits	(228,955)	(6,029)	(44,816)	(279,800)
Balance at September 30, 2019	$76,758	$21,292	$10,382	$108,432
From 2019 to 2020, the total provision for sales deductions increased by $56.2 million, from $269.6 million in 2019 to $325.8 million in 2020. Approximately 66% of this increase, or $37.3 million, was attributable to year over year increases in the provision for product rebates, from $220.7 million in 2019 to $258.0 million in 2020. Increased product rebates were primarily attributable to greater utilization of our patient co-payment programs, as well as higher per patient payments under both Medicaid and commercial managed care programs. To a lesser extent, growth in prescriptions, and the impact of the aforementioned 8% price increase taken in January 2020, also contributed to the increase in product rebates.
    Approximately 22% of the increase in the total provision for sales deductions was attributable to increases in the provision for product returns. Specifically, this provision increased, from $5.3 million to $17.7 million for the nine months ended September 30, 2019 and 2020, respectively. This increase was primarily attributable to unfavorable actual returns experience in the first quarter of 2020 for discontinued Trokendi XR commercial blister pack configurations. Specifically, the Company ceased production and distribution of all blister pack configurations for Trokendi XR in 2017. Subsequent to ceasing blister pack production and distribution in 2017, the observed rate of product return for all blister pack configurations of Trokendi XR steadily declined over the ensuring years. The return rate trend was established over a multi-year period. However, in the first quarter of 2020, the return rate for the final blister pack lots of Trokendi XR distributed in 2017 unexpectedly exhibited a return rate significantly higher than had been experienced with all previous lots. The lots for which a higher return rate was observed are the last lots which were produced and distributed.
As a result, the Company changed its estimate of the provision for product returns to reflect the most recent experience. This change in estimate resulted in an increase to the provision for product returns of $8.0 million, decreased net product sales of $8.0 million.
    Approximately 12% of the increase in the total provision for sales deductions was due to an increase of $6.5 million in the provision for sales discounts, from $43.7 million to $50.1 million, for the nine months ended September 30, 2019 and 2020, respectively. This increase was driven by prescription volume growth as well as the aforementioned 8% price increase in January 2020.
Royalty Revenues
Royalty revenue for the three month period ended September 30, 2020 and 2019 includes royalties from the following products (dollars in thousands):

	Three Months ended September 30,		Change		Nine Months ended September 30,		Change
	2020	2019	Amount	Percent	2020	2019	Amount	Percent
Mydayis (1)	$600	$446	$154	35%	$1,913	$1,791	$122	7%
Orenitram (2)	2,402	1,660	742	45%	6,320	5,027	1,293	26%
Total	$3,002	$2,106	$896	43%	$8,233	$6,818	$1,415	21%

(1) Royalty from net product sales of Mydayis, a product of Takeda Pharmaceuticals Company Ltd.
(2) Supernus records noncash royalty revenue pursuant to our agreement with Healthcare Royalty Partners III, L.P. (HC Royalty). HC Royalty receives royalty payments from United Therapeutics Corporation (United Therapeutics), based on net product sales of United Therapeutics’ product Orenitram.
Royalty revenues increased for the three and nine months ended September 30, 2020, respectively, compared to the same period in 2019, primarily due to year over year increases in net product sales of Orenitram.
Cost of Goods Sold
The following table provides information regarding our cost of goods sold during the periods indicated (dollars in thousands):

	Three Months ended September 30,		Change		Nine Months ended September 30,		Change
	2020	2019	Amount	Percent	2020	2019	Amount	Percent
Cost of goods sold	$21,388	$4,819	$16,569	344%	$33,926	$12,547	$21,379	170%
Cost of goods sold during the three months ended September 30, 2020 were $21.4 million, $16.6 million higher than the $4.8 million incurred for the same period in 2019. The increase was primarily attributable to inclusion of cost of goods sold of the acquired commercial products, from the USWM Acquisition. Additionally, quarter over quarter increases in prescription unit volume contributed to the period over period increase in expense.

Cost of goods sold increased by $21.4 million during the nine months ended September 30, 2020, from $12.5 million to $33.9 million. This increase was primarily attributable to inclusion of cost of goods sold of the acquired products, from the USWM Acquisition. Additionally, increased prescription unit volume, as well as the aforementioned reduction in channel level inventory which occurred in the first quarter of 2019, contributed to increased cost.

Research and Development Expenses
The following table provides information regarding our research and development (R&D) expenses during the periods indicated (dollars in thousands):

	Three Months ended September 30,		Change		Nine Months ended September 30,		Change
	2020	2019	Amount	Percent	2020	2019	Amount	Percent
Research and development	$16,839	$16,943	$(104)	(1)%	$58,023	$49,307	$8,716	18%

R&D expenses decreased by $0.1 million during the three months ended September 30, 2020, as compared to the same period in 2019. Increased cost associated with patient enrollment in the SPN-812 Phase III program for adults during 2020 was offset by decreased manufacturing costs for SPN-812 as a result of the capitalization of pre-launch inventory in 2020.

R&D expenses increased $8.7 million during the nine months ended September 30, 2020, as compared to the same period in 2019. The increase was primarily due to the $10 million option fee paid in conjunction with the Navitor collaboration for SPN-820, partially offset by reduced spending on SPN-810 Phase III trials, and by the decrease in clinical trial manufacturing costs for SPN-812 as a result of the capitalization of pre-launch inventory.

Selling, General and Administrative Expenses
The following table provides information regarding our selling, general and administrative (SG&A) expenses during the periods indicated (dollars in thousands):

	Three Months ended September 30,		Change		Nine Months ended September 30,		Change
	2020	2019	Amount	Percent	2020	2019	Amount	Percent
Selling and marketing	$39,171	$29,584	$9,587	32%	$98,162	$90,552	$7,610	8%
General and administrative	15,489	9,759	5,730	59%	46,215	28,230	17,985	64%
Total	$54,660	$39,343	$15,317	39%	$144,377	$118,782	$25,595	22%
Selling and Marketing. Selling and marketing expenses increased by $9.6 million in the three months ended September 30, 2020, as compared to the same period in 2019. The increase in expense of $8.5 million was due to increased marketing expenses and professional consulting spend related to the commercial products, including the acquired commercial products from the USWM Acquisition, and preparations for the launch of SPN-812. In addition, employee compensation expense was higher by $1.1 million primarily due to increased headcount, partially offset by lower employee related expenses due to reduced travel expenses because of the COVID-19 pandemic.
Selling and marketing expenses increased by $7.6 million in the nine months ended September 30, 2020, as compared to the same period in 2019. The increase in expense of $7.4 million was attributable to increased marketing expenses and professional consulting spend related to the commercial products, including the acquired commercial products from the USWM Acquisition, and preparations for the launch of SPN-812.
General and Administrative. General and administrative expenses increased by $5.7 million for the three months ended September 30, 2020, as compared to the same period in 2019. The change was primarily due to $3.1 million integration costs related to the USWM Acquisition, coupled with $1.9 million in higher employee compensation expense.
General and administrative expenses increased by $18.0 million for the nine months ended September 30, 2020, as compared to the same period in 2019. The change was primarily due to a $10.4 million increases in business development expenses, including acquisition-related transaction and post acquisition integration costs, partially offset by a non-recurring a $3.1 million PDFUA fee refund from the FDA. In addition, employee related expenses increased by $4.7 million primarily due to additional headcount resulting from the USWM Acquisition.
Amortization of Intangible Assets
The following table provides information regarding the amortization expense for intangible assets during the periods indicated (dollars in thousands):

	Three Months ended September 30,		Change		Nine Months ended September 30,		Change
	2020	2019	Amount	Percent	2020	2019	Amount	Percent
Amortization of intangible assets	$6,108	$1,306	$4,802	368%	$9,814	$3,918	$5,896	150%

Amortization of intangible assets increased for the three and nine months ended September 30, 2020 primarily due to amortization of the definite-lived intangible assets acquired in the USWM Acquisition.

Other Income (Expense)
The following table provides the components of other income (expense) during the periods indicated (dollars in thousands):

	Three Months ended September 30,		Change		Nine Months ended September 30,		Change
	2020	2019	Amount	Percent	2020	2019	Amount	Percent
Interest income	$3,262	$5,559	$(2,297)	(41)%	$12,988	$15,696	$(2,708)	(17)%
Interest expense	(4,945)	(4,546)	(399)	9%	(14,430)	(13,518)	(912)	7%
Interest expense on nonrecourse liability related to sale of future royalties	(1,143)	(1,116)	(27)	2%	(3,228)	(3,412)	184	(5)%
Other income (expense), net	(603)	(36)	(567)	1575%	2,925	54	2,871	5317%
Total	$(3,429)	$(139)	$(3,290)	2367%	$(1,745)	$(1,180)	$(565)	48%
Interest income decreased by $2.3 million and $2.7 million for the three and nine months ended September 30, 2020, respectively, primarily due to decreased marketable securities holdings.
    Interest expense increases for the three and nine months ended September 30, 2020 were primarily due to increased debt discount amortization expense.
Changes in noncash interest expense related to our nonrecourse royalty liability for the three and nine months ended September 30, 2020 were primarily driven by net product sales of Orenitram.
Other income (expense), net for the three and nine months ended September 30, 2020, decreased by $0.6 million and increased by $2.9 million, respectively, compared to the same periods in 2019. These changes were attributable to gains and losses generated by sales of our marketable securities. Specifically, in the second quarter of 2020, we sold securities at a gain to finance the up-front cash payment of approximately $300 million for the USWM Acquisition.
Income Tax Expense
The following table provides information regarding our income tax expense during the periods indicated (dollars in thousands):

	Three Months ended September 30,		Change		Nine Months ended September 30,		Change
	2020	2019	Amount	Percent	2020	2019	Amount	Percent
Income tax expense	$12,714	$10,730	$1,984	18%	$32,773	$26,648	$6,125	23%
Effective tax rate	24.1%	27.1%			25.4%	25.0%
Income tax expense for the three and nine months ended September 30, 2020, as compared to same period in prior year, increased due to higher income before taxes, increased number of states in which we owes taxes and an increase in non-deductible expenses consequent to the USWM Acquisition.
Accordingly, the effective income tax rate for the nine months ended September 30, 2020 also increased, as compared to the same period in prior year. The effective income tax rate for the three months ended September 30, 2020 decreased due to greater research and development tax credit recognized in the quarter.
Net Earnings

The following table provides information regarding our net earnings during the periods indicated (dollars in thousands):

	Three Months ended September 30,		Change		Nine Months ended September 30,		Change
	2020	2019	Amount	Percent	2020	2019	Amount	Percent
Net earnings	$39,997	$28,860	$11,137	39%	$96,182	$79,927	$16,255	20%

The increase in net earnings in the three and nine months ended September 30, 2020 was primarily due to increased net product sales generated from our commercial products, offset by period over period increased operating expenses, including transaction costs related to the USWM Acquisition.

Liquidity and Capital Resources

We have financed our operations primarily with cash generated from product sales, supplemented by cash generated by revenue from royalty and licensing arrangements, as well as proceeds from the sale of equity and debt securities. Continued cash generation is highly dependent on the continued commercial success of our five commercial products, Trokendi XR, Oxtellar XR, APOKYN, MYOBLOC, and XADAGO, as well as the commercial success of our product candidates, if and when launched. We were cash flow positive and profitable from operations in 2019 and 2020.

While we expect continued profitability in future years, we anticipate there may be significant variability from year to year in the level of our profits, particularly as we move forward with the anticipated commercial launch of SPN-812, assuming FDA approval.

We believe our existing cash and cash equivalents, marketable securities, and cash received from product sales will be sufficient to finance ongoing operations, develop and launch our new products, and fund label expansions for existing products. To continue to grow our business over the long-term, we plan to commit substantial resources to: product development and clinical trials of product candidates; business development, including acquisition and product in-licensing; and supportive functions such as compliance, finance, management of our intellectual property portfolio, information technology systems, and personnel. In each case, spending would be commensurate with the growth and needs of the business.

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

Financial Condition

Cash and cash equivalents, marketable securities, long term marketable securities, working capital, convertible notes and total stockholder’s equity, as of the periods presented below, are as follows (dollars in thousands):

	September 30	December 31	Change
	2020	2019	Amount	Percent

Cash and cash equivalents	$204,293	$181,381	$22,912	13%
Marketable securities	147,657	165,692	(18,035)	(11)%
Long term marketable securities	388,185	591,773	(203,588)	(34)%
Total	$740,135	$938,846	$(198,711)	(21)%

Working capital	252,409	312,057	(59,648)	(19)%

Convertible notes, net (2023 Notes)	357,521	345,170	12,351	4%

Total stockholder's equity	708,879	595,428	113,451	19%
Total cash and cash equivalents, marketable securities and long term marketable securities decreased by $198.7 million in the first nine months of 2020, primarily due to cash outlays related to the USWM Acquisition as well as the investment in Navitor. These uses were partially offset by cash generated from ongoing operations, and increases in the valuation of long term marketable securities.
    Working capital at September 30, 2020 was $252.4 million, a decrease of $59.6 million as compared to $312.1 million at December 31, 2019. The decrease was the net of: increased accounts receivable of $45.8 million; increased cash, cash equivalents, and marketable securities of $4.9 million; and increases in current liabilities of $139.0 million.

As of September 30, 2020 and December 31, 2019, the outstanding principal on our 0.625% Convertible Senior Notes Due 2023 (2023 Notes) was $402.5 million. No 2023 Notes have been converted as of September 30, 2020. There are no changes to the separate convertible note hedge transactions (collectively, the Convertible Note Hedge Transactions) and separate warrant transactions (the Warrant Transactions). See Part I, Item 1, Financial Statements, Note 6, Convertible Senior Notes Due 2023, in the Notes to the Condensed Consolidated Financial Statements, for further discussion of the 2023 Notes and our other indebtedness.
Stockholders’ equity increased by $113.5 million during the nine months ended September 30, 2020, the combined effect of: net earnings of $96.2 million; share-based compensation of $13.4 million; and $2.3 million of unrealized gains on marketable securities, net of tax.
Summary of Cash Flows
The following table summarizes the major sources and uses of cash for the periods set forth below (dollars in thousands):

	Nine Months ended September 30,		Change
	2020	2019	Amount
Net cash provided by (used in):

Operating activities
Operating earnings	$128,455	$104,905	$23,550
Working capital	(21,989)	(5,567)	(16,422)
Total operating activities	106,466	99,338	7,128

Investing activities	(84,044)	(177,362)	93,318

Financing activities	490	2,665	(2,175)

Net change in cash and cash equivalents	$22,912	$(75,359)	$98,271
Operating Activities

Net cash provided by operating activities is comprised of two components: cash provided by operating earnings; and changes in working capital. The net cash provided by operating activities of $106.5 million, was primarily driven by increased operating earnings and a decrease in net working capital. Cash provided by operating activities increased by $7.1 million during the nine month period ended September 30, 2020, as compared to the prior year period.

Cash utilized in working capital primarily reflects the timing impacts of: cash collections on receivables; increases in accrued product returns and rebates; and settlement of payables, as described below.

The changes in certain operating assets and liabilities are as follows (dollars in thousands):

	Nine Months ended September 30,
	2020	2019	Explanation of Change
(Increase) Decrease in:
Accounts receivable	$(26,840)	$16,344	Receivables increase in 2020 due to increased prescription unit volume, timing of receivable collections and partly due to receivables acquired consequent to the USWM acquisition.

			Receivables decreased in 2019 due to sequential decline in prescription volume, amplified by channel inventory reduction in first quarter 2019.
Inventories	(5,437)	155	Inventory increase in 2020 due to capitalization of pre-launch inventory and inventory acquired in the USWM acquisition, offset by timing of manufacturing campaigns.

			Inventory decrease in 2019 due to timing of manufacturing campaigns.
Prepaid expenses, other current assets and other assets	(11,734)	(4,377)	The increase in 2020 was primarily due to refund of PDUFA Fees, timing of income tax payments and partly due prepaid and other assets acquired consequent to the USWM acquisition.

			The increase in 2019 was due to timing differences related to deposits for equipment purchases and prepaid clinical trial costs.
Increase (Decrease) in:
Accounts payable and accrued expenses and noncurrent liabilities	6,883	786	The change in both periods was due to timing of receipt of vendor invoices, vendor payments and liabilities acquired in the USWM acquisition.
Accrued product returns and rebates	21,166	(9,013)	The increase in 2020 was due to: increased provision for rebates due to growth in prescription unit volume; growth in Medicaid and managed care rebates; higher expenditures for patient co-pay programs; and higher provision for returns.

			The decrease in 2019 was primarily due to impact of channel inventory reduction in first quarter of 2019 and timing of rebate payments.
Income taxes payable	(2,538)	(7,559)	The decrease in both periods is primarily due to timing of income tax payments made.
Other	(3,489)	(1,903)	The decrease in both periods was primarily due to decreased employee-related costs and timing of operating lease payments.
Total	$(21,989)	$(5,567)
Investing Activities

Net cash used in investing activities was $84.0 million for the nine months ended September 30, 2020, as compared to $177.4 million used in investing activities for the same period in 2019. The change in 2020 reflects sale of marketable securities of $319.4 million in 2020, offset by outlays for the USWM Acquisition of $297.2 million, and the equity investment in Navitor of $15.0 million. Purchases of marketable securities in 2019 resulted from investment of excess cash in long term marketable securities.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2020 declined by $2.2 million million, as compared to the same period in 2019.
Contractual Obligations and Commitments
Refer to the “Contractual Obligations and Commitments” section in “Part II, Item 7 — Management’s Discussion and Analysis of Liquidity and Capital Resources”, of our Annual Report on Form 10-K for the year ended December 31, 2019, for a discussion of our contractual obligations. Refer to Note 19 in the Notes to the Condensed Consolidated Financial Statements in Part I, Item 1, of this Quarterly Report on Form 10-Q for a discussion of commitments assumed in connection with the USWM Acquisition.
Off-Balance Sheet Arrangements
Other than the unconsolidated variable interest entities discussed in Part I, Item 1, of this Quarterly Report on Form 10-Q, we do not currently have, nor have we ever had, any relationships with unconsolidated entities or financial partnerships, such entities often referred to as structured finance or special purpose entities. These would have been established for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes.
In addition, we do not engage in trading activities involving non-exchange traded contracts.
Recently Issued Accounting Pronouncements
For a discussion of new accounting pronouncements, see Note 2 in the Notes to the Condensed Consolidated Financial Statements in Part I, Item 1, of this Quarterly Report on Form 10-Q.
Item 3.    Quantitative and Qualitative Disclosures About Market Risk

We are subject to certain risks that may affect our results of operations, cash flows and fair value of assets and liabilities, including market risk, interest rate risk, foreign exchange risk, credit risk and liquidity risk. The primary objective of our investment activities is to preserve our capital so as to be able to fund operations and to facilitate business development activities. We also seek to maximize income from our investments, without assuming significant interest rate risk, liquidity risk, or risk of default, by investing in investment grade securities with maturities of four years or less. We do not enter into financial instruments for trading or speculative purposes. We hold our investments through maturity.

Our exposure to market risk is confined to investments in cash, cash equivalents, marketable securities, and long term marketable securities. As of September 30, 2020 and December 31, 2019, we had unrestricted cash, cash equivalents, marketable securities and long term marketable securities of $740.1 million and $938.8 million, respectively. Our cash and cash equivalents consist primarily of cash held at banks, certificates of deposit and money market funds, all of which have short-term maturities. Our marketable securities consist of investments in commercial paper, investment grade corporate debt securities, investment in U.S. government agency and municipal debt securities, all of which are reported at fair value.

The fair value of our marketable securities can be volatile, as a result of changes in market interest rates and/or liquidity conditions in the financial markets. Exogenous events, such as the COVID-19 pandemic, can also create volatility.

In addition, we generally hold our marketable securities to maturity. Because of the relatively short holding period and because we generally hold these securities to maturity, we do not believe that an increase or decrease in interest rates would have a significant impact on the realizable value of our investments.

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

Financial investments that potentially subject the Company to concentration of credit risk consist principally of cash, cash equivalents, marketable securities and accounts receivable. The counterparties are industrial corporations, governmental institutions and financial institutions, all of high credit standing. Substantially all of the Company's cash, cash equivalents and marketable securities are maintained in U.S. government agency debt, and debt of investment grade corporations. Deposits held with banks may exceed the amount of governmental insurance provided on such deposits. Generally, these deposits may be redeemed upon demand and, therefore, bear minimal default risk.

Credit risk from our accounts receivable arises from our product sales. Three wholesale pharmaceutical wholesalers/distributors, AmerisourceBergen Drug Corporation, Cardinal Health, Inc. and McKesson Corporation, each individually accounted for more than 20% of our total gross product sales and accounts receivable, respectively, for the nine months ended September 30, 2020. They also collectively accounted for more than 90% of our total gross product sales and accounts receivable.

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

We may contract with CROs and investigational sites globally. Currently, there are two ongoing clinical trials being conducted outside the U.S.

We do not hedge our foreign currency exchange rate risk. Transactions denominated in currencies other than the U.S. dollar are recorded based on exchange rates at the time such transactions arise. As of September 30, 2020 and December 31, 2019, substantially all of our liabilities were U.S. dollar denominated.
Inflation generally affects us by increasing our cost of labor and the cost of services provided by our vendors. We do not believe that inflation and changing prices over the nine months ended September 30, 2020 and 2019 had a significant impact on our condensed consolidated results of operations.
Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures over financial reporting, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in the reports we file or submit under the Exchange Act has been appropriately recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Moreover, such information is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosure.
As discussed in Note 3 in the Notes to the Condensed Consolidated Financial Statements in Part I, Item 1, of this Quarterly Report on Form 10-Q, the Company completed its acquisition of USWM Enterprises, LLC, a privately-held biopharmaceutical company (USWM Acquisition). Accordingly, pursuant to the Securities and Exchange Commission's general guidance that an assessment of a recently acquired business may be omitted from the scope of an assessment in the year of acquisition, the scope of our assessment of the effectiveness of disclosure controls and procedures does not include internal control over financial reporting related to the recent acquisition. Since the date of acquisition, financial results of the acquired business have been included in the Company's condensed consolidated financial statements. The acquired business contributed 37.9% of the total assets as of September 30, 2020 and 13.7% and 7.1% of total revenues and net earnings, respectively, for the nine months ended September 30, 2020.
We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures over financial reporting as of September 30, 2020, the end of the period covered by this report. Based on that evaluation, under the supervision and with the participation of our management, including our CEO and CFO, we concluded that our disclosure controls and procedures were effective as of September 30, 2020.
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

In October 2020, the Company announced, effective on or about November 20, 2020, the retirement of the current CFO and appointment of a new CFO.

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
The Company received a Paragraph IV Notice Letter from generic drug makers Apotex Inc. and Apotex Corp. (collectively “Apotex”) dated May 13, 2020 directed to nine of its Oxtellar XR Orange Book patents. Supernus’s U.S. Patent Nos. 7,722,898, 7,910,131, 8,617,600, 8,821,930, 9,119,791, 9,351,975, 9,370,525, 9,855,278, and 10,220,042 generally cover once-a-day oxcarbazepine formulations and methods of treating seizures using those formulations. The FDA Orange Book lists all nine of our Oxtellar XR patents as expiring on April 13, 2027.
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
On September 4, 2020, Apotex answered the Complaint and denied the substantive allegations of the Complaint. Apotex also asserted Counterclaims seeking declaratory judgments of non-infringement for the nine Oxtellar XR® Orange Book patents.
The Company's responses to Apotex’s counterclaims were filed October 30, 2020. Following the initial Rule 16 Scheduling Conference, the Court issued a case schedule that provides for a trial in June or July of 2022.
Item 1A. Risk Factors
Any investment in our business involves a high degree of risk. Before making an investment decision, you should carefully consider the information we include in this Quarterly Report on Form 10-Q, including our condensed consolidated financial statements and related notes; the additional information in the other reports we file with the Securities and Exchange Commission; and the risks described in our Annual Report on Form 10-K for the year ended December 31, 2019 and Quarterly Reports on Form 10-Q for the quarters ended June 30, 2020 and March 31, 2020. These risks may result in material harm to our business and our financial condition and results of operations. If a material, adverse event were to occur, the market price of our common stock may decline and you could lose part or all of your investment.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
(a)     Sales of Unregistered Securities.

During the three months ended September 30, 2020, the Company granted options to employees to purchase an aggregate of 83,500 shares of common stock at a weighted-average exercise price of $22.27 per share. Once vested, the options are exercisable for a period of ten years from the grant date. These issuances are exempt from registration in reliance on Section 4(a)(2) of the Securities Act as transactions not involving a public offering.
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

101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, formatted in Inline XBRL: (i) Cover Page, (ii) Consolidated Condensed Statements of Income, (iii) Consolidated Condensed Statements of Comprehensive Income, (iv) Consolidated Condensed Balance Sheets, (v) Consolidated Condensed Statements of Shareholders' Equity, (vi) Consolidated Condensed Statements of Cash Flows, and (vii) the Notes to Consolidated Condensed Financial Statements, tagged in summary and detail.

104	The cover page of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, formatted in Inline XBRL (included with the Exhibit 101 attachments).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUPERNUS PHARMACEUTICALS, INC.

DATED: November 6, 2020	By:	/s/ Jack A. Khattar
Jack A. Khattar President and Chief Executive Officer

DATED: November 6, 2020	By:	/s/ Gregory S. Patrick
Gregory S. Patrick Senior Vice President and Chief Financial Officer