Form 10-Q
period 2021-03-31
SUPERNUS PHARMACEUTICALS, INC.
filed 2021-05-07
CIK 1356576

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☒ No
Securities registered pursuant to Section 12(b) of the Exchange Act

Title of each class	Outstanding at April 30, 2021	Trading Symbol	Name of each exchange on which registered
Common Stock, $0.001 par value per share	53,018,637	SUPN	The Nasdaq Global Market

SUPERNUS PHARMACEUTICALS, INC.
FORM 10-Q — QUARTERLY REPORT
FOR THE QUARTERLY PERIOD ENDED March 31, 2021

PART I — FINANCIAL INFORMATION

Supernus Pharmaceuticals, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share data)

	March 31,	December 31,
	2021	2020
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$255,642	$288,640
Marketable securities	135,459	133,893
Accounts receivable, net	127,065	140,877
Inventories, net	50,226	48,325
Prepaid expenses and other current assets	17,631	18,682
Total current assets	586,023	630,417
Long term marketable securities	416,566	350,359
Property and equipment, net	37,950	37,824
Intangible assets, net	358,736	364,342
Goodwill	77,911	77,911
Other assets	30,257	43,249
Total assets	$1,507,443	$1,504,102

Liabilities and stockholders’ equity
Current liabilities
Accounts payable and accrued liabilities	$70,099	$78,934
Accrued product returns and rebates	128,736	126,192
Contingent consideration, current portion	31,520	30,900
Other current liabilities	10,457	9,082
Total current liabilities	240,812	245,108
Convertible notes, net	366,038	361,751
Contingent consideration, long term	46,200	45,800
Operating lease liabilities, long term	28,532	28,579
Deferred income tax liabilities	31,742	35,215
Other liabilities	39,675	42,791
Total liabilities	752,999	759,244

Stockholders’ equity
Common stock, $0.001 par value; 130,000,000 shares authorized; 52,994,137 and 52,868,482 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	53	53
Additional paid-in capital	415,950	409,332
Accumulated other comprehensive earnings, net of tax	6,249	8,975
Retained earnings	332,192	326,498
Total stockholders’ equity	754,444	744,858

Total liabilities and stockholders’ equity	$1,507,443	$1,504,102
See accompanying notes.

Supernus Pharmaceuticals, Inc.
Condensed Consolidated Statements of Earnings
(in thousands, except share and per share data)

	Three Months ended March 31,
	2021	2020
	(unaudited)
Revenues
Net product sales	$128,381	$92,490
Royalty revenues	2,551	2,486
Total revenues	130,932	94,976

Costs and expenses
Cost of goods sold (a)	14,954	4,152
Research and development	34,280	18,937
Selling, general and administrative	61,457	41,614
Amortization of intangible assets	6,007	1,261
Contingent consideration expense	1,020	—
Total costs and expenses	117,718	65,964

Operating earnings	13,214	29,012

Other income (expense)
Interest expense	(6,097)	(5,755)
Interest and other income, net	3,812	5,777
Total other income (expense)	(2,285)	22

Earnings before income taxes	10,929	29,034

Income tax expense	5,235	7,516
Net earnings	$5,694	$21,518

Earnings per share
Basic	$0.11	$0.41
Diluted	$0.11	$0.40

Weighted-average shares outstanding
Basic	52,927,467	52,534,787
Diluted	54,196,971	53,581,051
______________________________
(a) Excludes amortization of acquired intangible assets

See accompanying notes.

Supernus Pharmaceuticals, Inc.
Condensed Consolidated Statements of Comprehensive Earnings
(in thousands)

	Three Months ended March 31,
	2021	2020
	(unaudited)
Net earnings	$5,694	$21,518
Other comprehensive earnings
Unrealized loss on marketable securities, net of tax	(2,726)	(7,583)
Other comprehensive loss	(2,726)	(7,583)

Comprehensive earnings	$2,968	$13,935

See accompanying notes.

Supernus Pharmaceuticals, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
Three Months ended March 31, 2021 and 2020
(unaudited, in thousands, except share data)

j	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Earnings (Loss)	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2020	52,868,482	$53	$409,332	$8,975	$326,498	$744,858
Share-based compensation	—	—	4,371	—	—	4,371
Issuance of common stock in connection with the Company’s equity award plans	125,655	—	2,247	—	—	2,247
Net earnings	—	—	—	—	5,694	5,694
Unrealized loss on marketable securities, net of tax	—	—	—	(2,726)	—	(2,726)
Balance, March 31, 2021	52,994,137	$53	$415,950	$6,249	$332,192	$754,444

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Earnings (Loss)	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2019	52,533,348	$53	$388,410	$7,417	$199,548	$595,428
Share-based compensation	—	—	3,988	—	—	3,988
Issuance of common stock in connection with the Company’s equity award plans	3,811	—	32	—	—	32
Net earnings	—	—	—	—	21,518	21,518
Unrealized loss on marketable securities, net of tax	—	—	—	(7,583)	—	(7,583)
Balance, March 31, 2020	52,537,159	$53	$392,430	$(166)	$221,066	$613,383

See accompanying notes.

Supernus Pharmaceuticals, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)

	Three Months ended March 31,
	2021	2020
	(unaudited)
Cash flows from operating activities
Net earnings	$5,694	$21,518
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	6,592	1,732
Navitor investment R&D expense	15,000	—
Amortization of deferred financing costs and debt discount	4,287	4,061
Realized gains from sales of marketable securities	(216)	(202)
Amortization of premium/discount on marketable securities	(1,706)	(249)
Change in fair value of contingent consideration	1,020	—
Other noncash adjustments, net	(1,202)	790
Share-based compensation expense	4,371	3,988
Deferred income tax provision	(2,565)	538
Changes in operating assets and liabilities:
Accounts receivable	13,805	(31,823)
Inventories	(1,048)	2,210
Prepaid expenses and other assets	(368)	(454)
Accrued product returns and rebates	2,544	11,824
Accounts payable and other liabilities	(10,008)	(5,017)
Net cash provided by operating activities	36,200	8,916

Cash flows from investing activities
Purchases of marketable securities	(119,063)	(15,382)
Sales and maturities of marketable securities	49,579	53,357
Purchases of property and equipment	(1,508)	(2,537)
Deferred legal fees	(453)	—
Net cash (used in) provided by investing activities	(71,445)	35,438

Cash flows from financing activities
Proceeds from issuance of common stock	2,247	32
Net cash provided by financing activities	2,247	32

Net change in cash and cash equivalents	(32,998)	44,386
Cash and cash equivalents at beginning of year	288,640	181,381
Cash and cash equivalents at end of period	$255,642	$225,767

Supplemental cash flow information
Cash paid for interest on convertible notes	$1,258	$1,258
Cash paid for income taxes	301	324
Cash paid for operating leases	1,834	1,261

Noncash investing and financing activities
Lease assets and tenant receivable obtained for new leases	$1,432	$1,715
Deferred legal fees and fixed assets included in accounts payable and accrued expenses	160	708
See accompanying notes.

Supernus Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
1.    Business Organization

Supernus Pharmaceuticals, Inc. (the Company) is a biopharmaceutical company focused on developing and commercializing products for the treatment of central nervous system (CNS) diseases. The Company's diverse neuroscience portfolio includes approved treatments for epilepsy, migraine, attention-deficit hyperactivity disorder (ADHD), hypomobility in Parkinson’s Disease (PD), cervical dystonia, and chronic sialorrhea. The Company is developing a broad range of novel CNS product candidates including new potential treatments for ADHD, hypomobility in PD, epilepsy, depression, and rare CNS disorders.

The Company has a portfolio of commercial products and product candidates.

Commercial Products

•Trokendi XR® (topiramate) is the first once-daily extended release topiramate product indicated for the treatment of epilepsy in the United States (U.S.) market. It is also indicated for the prophylaxis of migraine headache.

•Oxtellar XR® (oxcarbazepine) is indicated as therapy for partial onset seizures in adults and children 6 years to 17 years of age and is the first once-daily extended-release oxcarbazepine product indicated for the treatment of epilepsy in the U.S.

•QelbreeTM (viloxazine extended-release capsules) is a novel non-stimulant product indicated for the treatment of ADHD in pediatric patients 6 to 17 years of age.

•APOKYN® (apomorphine hydrochloride injection) is a product indicated for the acute, intermittent treatment of hypomobility or "off" episodes ("end-of-dose wearing off" and unpredictable "on-off" episodes) in patients with advanced PD.

•MYOBLOC® (rimabotulinumtoxinB) is a product indicated for the treatment of cervical dystonia and sialorrhea in adults, and it is the only Type B toxin available on the market.

•XADAGO® (safinamide) is a once-daily product indicated as adjunctive treatment to levodopa/carbidopa in patients with PD experiencing "off" episodes.

Product Candidates

•SPN-812 (viloxazine hydrochloride) is a novel non-stimulant product candidate for the treatment of ADHD in adult patients.

•SPN-830 (Apomorphine Infusion Pump) is a late-stage drug/device combination product candidate for the continuous prevention of "off" episodes in PD.

•SPN-817 is a novel product candidate for the treatment of severe epilepsy.

•SPN-820 is a first-in-class product candidate for treatment resistant depression (TRD). It is an orally active small molecule that directly activates brain mechanistic target of rapamycin complex 1 (mTORC1).

In April 2021, the U.S. Food and Drug Administration (FDA) approved Qelbree for the treatment of ADHD in pediatric patients 6 to 17 years of age. The Company plans to make Qelbree available in the U.S. during the second quarter of 2021.

On April 28, 2020, the Company entered into a Sale and Purchase Agreement with US WorldMeds Partners, LLC to acquire the CNS portfolio of USWM Enterprises, LLC (USWM Enterprises) (USWM Acquisition). With the acquisition, completed on June 9, 2020, the Company added three established commercial products, APOKYN, XADAGO, and MYOBLOC, and a product candidate in late-stage development, SPN-830, to its portfolio. Refer to Note 3, USWM Acquisition, for further discussion on the USWM Acquisition.

On April 21, 2020, the Company entered into a Development and Option Agreement (Development Agreement) with Navitor Pharmaceuticals, Inc. (Navitor Inc.). Under the terms of the Development Agreement, the Company and Navitor Inc. will jointly conduct a Phase II clinical program for NV-5138 (SPN-820) in TRD. In addition to entering into the Development

Agreement in April 2020, the Company acquired an ownership position in Navitor Inc. In March 2021, Navitor Inc. underwent a legal restructuring whereby Navitor Inc. became a wholly owned subsidiary of a newly formed limited liability company, Navitor Pharmaceuticals, LLC (Navitor LLC). Refer to Note 5, Investments, for further discussion on the Navitor Development Agreement and equity investment.
COVID-19 Impact
The Company is closely monitoring the impact of the COVID-19 pandemic on all aspects of its business operations, and has assessed the impact of the COVID-19 pandemic on its condensed consolidated financial statements as of March 31, 2021.
Since the situation surrounding the COVID-19 pandemic remains fluid and the duration uncertain, the long-term nature and extent of the impacts of the pandemic on the Company's business operations and financial position cannot be reasonably estimated at this time.
2.    Summary of Significant Accounting Policies
Basis of Presentation
The Company’s unaudited condensed consolidated financial statements have been prepared in accordance with the requirements of the U.S. Securities and Exchange Commission (SEC) for interim financial information. As permitted under Generally Accepted Accounting Principles in the United States (U.S. GAAP), certain notes and other information have been omitted from the interim unaudited condensed consolidated financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these condensed consolidated financial statements should be read in conjunction with the Company’s most recent Annual Report on Form 10-K, for the year ended December 31, 2020, filed with the SEC.
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
Reclassifications
Certain prior year amounts in the condensed consolidated statements of earnings have been reclassified to conform to the current year presentation, including a reclassification made to separately present amortization of intangible assets. This was previously included in Selling, general and administrative expenses, and is now recorded as a component of Amortization of intangible assets on the condensed consolidated statements of earnings. These reclassifications had no effect on operating earnings or on our other condensed consolidated financial statements for the three months ended March 31, 2021 and 2020.
Consolidation
The Company’s condensed consolidated financial statements include those of the Company's wholly-owned subsidiaries and variable interest entities (VIE) where the Company is the primary beneficiary, if any. All significant intercompany transactions and balances have been eliminated in consolidation.

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
The Company incurred approximately $15.3 million and $11.6 million in advertising expense for the three months ended March 31, 2021 and 2020, respectively. These expenses are recorded as a component of Selling, general and administrative expenses in the condensed consolidated statements of earnings.

Recently Issued Accounting Pronouncements
Accounting Pronouncements Adopted
ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes - The new standard, issued in December 2019, simplifies the accounting for income taxes. The Company adopted the guidance on January 1, 2021, on a prospective basis. The adoption of the new standard did not have a material impact to the financial statements.
ASU 2020-01, Investments — Equity Securities (Topic 321), Investments — Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815), Clarifying the Interactions between Topic 321, Topic 323, and Topic 815 - The new standard, issued in January 2020, clarifies the interaction of the equity securities under Topic 321 and investments accounted for under the equity method of accounting in Topic 323 and the accounting for certain contracts and purchased options accounted for under Topic 815. The amendment clarifies that an entity can elect to adopt the measurement alternative, which is if an entity identifies observable price changes in orderly transactions for the identical or a similar investment of the same issuer, it should measure the equity security at fair value as of the date that the observable transaction occurred before applying or upon discontinuing the equity method. The adoption of the new standard as of January 1, 2021 did not have a material impact to the financial statements.
New Accounting Pronouncements Not Yet Adopted
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
3. USWM Acquisition

On June 9, 2020 (the Closing Date), the Company completed its acquisition of all of the outstanding equity of USWM Enterprises, a privately-held biopharmaceutical company, pursuant to a Sale and Purchase Agreement with US WorldMeds Partners, LLC (Seller), dated April 28, 2020 (the Agreement). Under the terms of the Agreement, the Company acquired the right to further develop and commercialize APOKYN, XADAGO, and the Apomorphine Infusion Pump (SPN-830) in the U.S. and MYOBLOC worldwide (the Products) for an upfront cash payment of $297.2 million, subject to working capital adjustments, and the potential for additional contingent consideration payments of up to $230 million.

The potential $230 million in contingent consideration payments includes up to $130 million for the achievement of certain SPN-830 regulatory and commercial activities (regulatory and developmental contingent consideration payments) and up to $100 million related to future sales performance of the Products (sales-based contingent consideration payments). The regulatory and developmental contingent consideration payments include a $25 million milestone due upon the FDA's acceptance of the SPN-830 New Drug Application (NDA) for review. The remaining $105 million of the $130 million contingent consideration payments include payments upon the FDA's regulatory approval and subsequent commercial launch of SPN-830, if approved. One of the regulatory milestones has a time-based mechanism for full or partial achievement. The $100 million sales-based contingent consideration payments include a $35 million milestone due upon achievement of certain U.S. net product sales of APOKYN during 2021. The remaining $65 million of the $100 million sales-based contingent consideration payments relate to the achievement of certain net product sales of the Products in 2022 and 2023.

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
______________________________
(1) Represents total purchase price, less cash and cash equivalents acquired, and contingent consideration liabilities. Measurement period adjustment reflects additional payments made to Seller following the Closing date for working capital adjustments on the purchase price consistent with the Agreement.

The Company paid the Seller $297.2 million in cash at the Closing Date. In the fourth quarter of 2020, the Company paid the Seller an additional $1.3 million for working capital adjustments on the purchase price consistent with the Agreement resulting in an increase to the original cash consideration paid to the Seller.

Contingent Consideration

In addition to the cash paid to the Seller, contingent payments of up to $230 million are also due to the Seller upon the achievement of certain milestones related to the development of SPN-830, the In Process Research and Development (IPR&D) asset, and sale of the Products. The possible outcomes for the contingent consideration range from $0, if no milestone is achieved, to $230 million on an undiscounted basis if all milestones are achieved.

The Company initially recorded a contingent consideration liability of $115.7 million as of the Closing Date to reflect the estimated fair value of the contingent consideration based on information available at that time. Subsequent to the Closing Date, the Company adjusted the contingent consideration fair value based on new information related to the facts and circumstances that existed as of the acquisition date related to the timing of meeting the conditions of the milestone payments that are contingent upon regulatory approval and commercial launch of the acquired IPR&D asset as well as the estimated timing of projected revenues from the Products. As a result, the Company recorded in the fourth quarter of 2020, a measurement period adjustment of $40.9 million, which decreased the estimated fair value of the contingent consideration liability as of Closing Date to $74.8 million.

Fair Value of Net Assets Acquired

The following table presents the Company’s preliminary estimates of the fair value of the assets acquired and liabilities assumed as of the Closing Date, and subsequent measurement period adjustments recorded (dollars in thousands):

	As Initially Reported	Measurement Period Adjustments	As Adjusted
Cash and cash equivalents	$6,994	$—	$6,994
Accounts receivable	18,474	—	18,474
Inventories (1)	10,400	(700)	9,700
Prepaid expenses and other current assets	3,564	—	3,564
Property and equipment	454	—	454
Finance lease asset (2)	22,747	—	22,747
Intangible assets (1)	387,000	(32,000)	355,000
Other assets	340	—	340
Total fair value of assets acquired	449,973	(32,700)	417,273
Accounts payable	(2,573)	—	(2,573)
Accrued expenses and other current liabilities	(23,339)	—	(23,339)
Finance lease liability (2)	(22,747)	—	(22,747)
Deferred income tax liabilities, net (3)	(69,515)	3,325	(66,190)
Total fair value of liabilities assumed	(118,174)	3,325	(114,849)
Total identifiable net assets	$331,799	$(29,375)	$302,424
Goodwill	88,095	(10,184)	77,911
Total purchase price (4)	$419,894	$(39,559)	$380,335
______________________________
(1) Measurement period adjustments to intangible assets and inventory are primarily due to updates to inputs and assumptions based on information related to the facts and circumstances that existed as of the acquisition date.
(2) Refer to Note 12 for further discussion of the acquired finance lease asset and assumed lease liability.
(3) Includes tax attributes that are subject to tax limitations. Measurement period adjustment is primarily due to the tax impact of the changes in the initial estimate of the fair value of intangible assets and inventories.
(4) Measurement period adjustments include an adjustment to the fair value of the contingent consideration net of the additional cash payment made to the Seller.

Acquired Intangible Assets

The acquired intangible assets include the acquired IPR&D asset related to the Apomorphine Infusion Pump product candidate and the acquired developed technology and product rights. The Company determined the estimated fair value of the acquired intangible assets as of the Closing Date using the income approach. The fair value measurements of the acquired intangible assets were determined based on significant unobservable inputs and thus represent a Level 3 fair value measurement. Some of the more significant inputs and assumptions used in the intangible assets valuation includes: the timing and probability of success of clinical and regulatory approvals for the IPR&D asset, the estimated future cash flows from Product sales, the timing and projection of costs and expenses, discount rates and tax rates.

The Company initially recorded a fair value of intangible assets of $387 million, which consisted of $150 million related to the acquired IPR&D and $237 million related to acquired developed technology and Product rights. The initial estimate of the fair value of intangible assets recorded as of the Closing Date is based on information available at that time. During the year ended December 31, 2020, the Company recorded measurement period adjustments of $32 million, which adjusted the initial estimated fair value of the intangible assets to $355 million as of the Closing Date. The Company updated assumptions with respect to the timing of regulatory approval and the commercialization of the acquired IPR&D asset. In addition, the Company also made refinements of the estimates of projected cash flows based on review of terms of the contractual arrangements associated with the acquired Products. The revisions were based on updated assumptions and information related to the facts and circumstances that existed as of the acquisition date.

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

Acquired intangible assets, excluding the acquired IPR&D assets, are amortized over their estimated useful lives on a straight-line basis. IPR&D assets are considered indefinite-lived, until the successful completion or abandonment of the associated research and development efforts.

Goodwill

Goodwill was calculated as the excess of the consideration paid consequent to completing the acquisition, compared to the net assets recognized. Goodwill represents the future economic benefits from the other acquired assets, and which could not be individually identified and separately valued. Goodwill is primarily attributable to the additional acquired growth platforms and an expanded revenue base. Goodwill is not expected to be deductible for tax purposes.

Pro forma Information

The following table presents the unaudited pro forma combined financial information as if the USWM Acquisition had occurred on January 1, 2019 (dollars in thousands):

Three Months ended March 31, 2020
Pro forma total revenues	$133,162
Pro forma net earnings	21,314

The unaudited pro forma combined financial information is based on historical financial information as well as the Company's preliminary allocation of the purchase price; therefore, it is subject to subsequent adjustment upon finalization of the purchase price allocation. In order to reflect the occurrence of the acquisition as if it occurred on January 1, 2019, the unaudited pro forma combined financial information reflects the adoption of ASC 842, Leases; the recognition of additional amortization expense on intangible assets, the removal of historical amortization charges and the elimination of non-recurring acquisition-related transaction costs.

The unaudited pro forma combined financial information should not be considered indicative of the results that would have occurred if the acquisition had been consummated on the assumed completion date, nor are they indicative of future results.

4. Disaggregated Revenues
The following table summarizes the disaggregation of revenues by product or source, (dollars in thousands):

	Three Months ended March 31,
	2021	2020
	(unaudited)
Net product sales
Trokendi XR	$71,819	$68,551
Oxtellar XR	27,370	23,939
APOKYN	21,730	—
MYOBLOC	4,240	—
XADAGO	3,222	—
Total net product sales	$128,381	$92,490
Royalty revenues	2,551	2,486
Total revenues	$130,932	$94,976

Trokendi XR accounted for 56% and 74% of the Company’s total net product sales for the three months ended March 31, 2021 and 2020, respectively.

Each of our three major customers, AmerisourceBergen Drug Corporation, Cardinal Health, Inc. and McKesson Corporation, individually accounted for more than 25% of our total net product sales and collectively accounted for more than 85% of our total net product sales in both 2021 and 2020.

The Company recognized noncash royalty revenue of $2.2 million and $1.6 million, for the three months ended March 31, 2021 and 2020, respectively. Refer to Note 15, Commitments and Contingencies.

5. Investments

Marketable Securities
Unrestricted available-for-sale marketable securities held by the Company are as follows, (dollars in thousands):

	March 31, 2021	December 31, 2020
	(unaudited)
Corporate and U.S. government agency and municipal debt securities
Amortized cost	$543,713	$472,306
Gross unrealized gains	8,958	11,987
Gross unrealized losses	(646)	(41)
Total fair value	$552,025	$484,252
The contractual maturities of the unrestricted available-for-sale marketable securities held by the Company are as follows, (dollars in thousands):

March 31, 2021
(unaudited)
Less than 1 year	$135,459
1 year to 2 years	151,713
2 years to 3 years	201,619
3 years to 4 years	63,234
Greater than 4 years	—
Total	$552,025
As of March 31, 2021, there was no impairment due to credit loss on any available-for-sale marketable securities.

Investment in Navitor

Development and Option agreement

In April 2020, the Company entered into the Development Agreement with Navitor Inc. The Company can terminate the Development Agreement upon 30 days’ notice. Under the terms of the Development Agreement, the Company and Navitor Inc. will jointly conduct a Phase II clinical program for NV-5138 (SPN-820) for TRD. The Company will bear all of the Phase I and Phase II development costs incurred by either party, up to a maximum of $50 million. In addition, the Company will incur certain other research and development support costs. There are certain additional payment amounts which could be incurred by the Company. These costs are contingent upon Navitor Inc. achieving defined development milestones. The Company has an option to acquire or license NV-5138 (SPN-820), for which additional payments would be required. In the second quarter of 2020, the Company paid Navitor Inc. a one time, nonrefundable, and non-creditable fee of $10 million for this option to acquire or license NV-5138 (SPN-820).

Equity investment

In addition to entering into the Development Agreement in April 2020, the Company acquired Series D Preferred Shares of Navitor Inc. for $15 million, representing an approximately 13% ownership position in Navitor Inc.

In March 2021, Navitor Inc. underwent a legal restructuring. In the restructuring, Navitor Inc. became a wholly owned subsidiary of a newly formed limited liability company, Navitor LLC, and the outstanding shares of stock in Navitor Inc. were exchanged for units of membership interest in Navitor LLC having equivalent rights and preferences (Navitor Restructuring). As part of the Navitor Restructuring, the Series D Preferred Shares previously held by the Company were exchanged for Series D Preferred Units in Navitor LLC. In addition, certain assets that did not relate to NV-5138 (SPN-820) were transferred from Navitor Inc. to a newly formed entity that became a separate, wholly owned subsidiary of Navitor LLC.

The Company had determined that Navitor LLC is a VIE. The Company does not consolidate this VIE because the Company lacks the power to direct the activities that most significantly impact the investee’s economic performance.

Prior to the Navitor Restructuring, the investment was accounted for under the practical expedient allowed for equity securities without readily determinable fair value, which is cost minus impairment plus any changes in observable price changes from an orderly transaction of similar investments in Navitor Inc. Following the legal restructuring and exchange of the preferred shares to member equity units of Navitor LLC, the investment was accounted for under the equity method of accounting due to the Company’s ability to exert significant influence, but not control the financial and operating decisions. The majority of the assets and liabilities recorded in Navitor LLC’s financial statements represent working capital items and cash that are being used for research and development purposes and are significantly lower than the Company’s investment in Navitor LLC. This created a significant basis difference for the Company’s investment in the underlying net assets, requiring the Company to account for the investee as if it were a consolidated subsidiary in a manner consistent with the provisions of ASC 805, Business Consolidation, to apply the acquisition method of accounting. The Company has determined that substantially all of the fair value of the investment is attributable to a single IPR&D asset. As a result, the investee is not considered a business as defined in ASC 805. In the first quarter of 2021, the $15 million investment, which was previously recorded in Other assets in the condensed consolidated balance sheets, was expensed and recorded in Research and development expense in the condensed consolidated statements of earnings.

The maximum exposure to losses related to the investee is a maximum of approximately $50 million in expense for Phase I and Phase II development of NV-5138 (SPN-820), and the cost of other development and formulation activities provided by the Company.

We have provided no financing to the investee other than amounts required under the Development Agreement.

6.    Fair Value of Financial Measurements

The fair value of an asset or liability represents the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between unrelated market participants.

The Company reports the fair value of assets and liabilities using a three level measurement hierarchy that prioritizes the inputs used to measure fair value. Fair value hierarchy consists of the following three levels:

•Level 1—Valuations based on unadjusted quoted prices in active markets that are accessible at measurement date for identical assets.

•Level 2—Valuations based on quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active and model-based valuations in which all significant inputs are observable in the market, either directly or indirectly (e.g., interest rates; yield curves).

•Level 3—Valuations using significant inputs that are unobservable in the market and inputs that reflect the Company’s own assumptions. These are based on the best information available, including the Company’s own data.
The fair value of the restricted marketable securities which are classified as level 2 financial assets is recorded in Other assets on the condensed consolidated balance sheets. There were no level 3 financial assets as of March 31, 2021 or December 31, 2020. There have been no transfers of assets or liabilities into or out of Level 3 of the fair value hierarchy.
Financial Assets and Liabilities Recorded at Fair Value on a Recurring Basis
The Company’s financial assets that are required to be measured at fair value on a recurring basis are as follows (dollars in thousands):

		Fair Value Measurements at March 31, 2021 (unaudited)
	Total Fair Value at March 31, 2021	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents
Cash	$154,245	$154,245	$—	$—
Money market funds	101,397	101,397	—	—
Marketable securities
Corporate debt securities	135,459	255	135,204	—
Long term marketable securities
Corporate debt securities	416,566	—	416,566	—
Other noncurrent assets
Marketable securities - restricted (SERP)	559	4	555	—
Total assets at fair value	$808,226	$255,901	$552,325	$—
Liabilities:
Contingent consideration	$77,720	$—	$—	$77,720
Total liabilities at fair value	$77,720	$—	$—	$77,720

		Fair Value Measurements at December 31, 2020
	Total Fair Value at December 31, 2020	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents
Cash	$218,550	$218,550	$—	$—
Money market funds	70,090	70,090	—	—
Marketable securities
Corporate debt securities	133,893	—	133,893	—
Long term marketable securities
Corporate debt securities	350,359	256	350,103	—
Other noncurrent assets
Marketable securities - restricted (SERP)	547	3	544	—
Total assets at fair value	$773,439	$288,899	$484,540	$—
Liabilities:
Contingent consideration	$76,700	$—	$—	76,700
Total liabilities at fair value	$76,700	$—	$—	$76,700

Other Financial Instruments

The carrying amounts of other financial instruments, including accounts receivable, accounts payable, and accrued expenses, approximate fair value due to their short-term maturities.

The Company records its convertible debt at carrying value. The fair value of the outstanding convertible debt is based on actual trading information as well as quoted prices, both provided by bond traders. Refer to Note 8, Convertible Senior Notes Due 2023.

The Company also had an investment in Navitor LLC, a privately held company, which it classifies as Level 3 as it does not have a readily determinable fair value. In the first quarter of 2021, the $15 million investment in Navitor LLC was expensed. Refer to Note 5, Investments.
Contingent Consideration
The contingent consideration liabilities are measured at fair value on a recurring basis, using the same methodology as of the acquisition date; i.e., the Monte Carlo simulation for the sales-based milestones, and the income approach for the other milestones.
The following table provides a reconciliation of the beginning and ending balances related to the contingent consideration for the USWM Acquisition (dollars in thousands):

March 31, 2021
(unaudited)
Balance at December 31, 2020	$76,700
Change in fair value recognized in earnings	1,020
Balance at March 31, 2021	$77,720

7.    Goodwill and Intangible Assets, Net

The following table sets forth the gross carrying amounts and related accumulated amortization of intangibles assets and goodwill (dollars in thousands):

	Remaining Weighted- Average Life (Years)	March 31, 2021	December 31, 2020
	(unaudited)
Goodwill		$77,911	$77,911
Intangible assets:
Acquired IPR&D		$123,000	$123,000
Definite-lived intangible assets
Acquired developed technology and product rights	9.75 - 11.75	232,000	232,000
Capitalized patent defense costs	1.75 - 6.00	43,980	43,579
Less accumulated amortization		(40,244)	(34,237)
Total intangible assets, net		$358,736	$364,342

Patent defense costs, which are deferred legal fees incurred in conjunction with defending patents for Oxtellar XR and Trokendi XR. U.S. patents covering Oxtellar XR and Trokendi XR will expire no earlier than 2027. As regards Trokendi XR, the Company entered into settlement agreements that allow third parties to enter the market by January 1, 2023, or earlier under certain circumstances.

Amortization expense for intangible assets was approximately $6.0 million and $1.3 million, for the three month periods ended March 31, 2021 and 2020, respectively. The increase in expense is due to amortization of the acquired developed technology and product rights from the USWM Acquisition.

As of March 31, 2021, there were no identified indicators of impairment.

8.    Convertible Senior Notes Due 2023
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
The liability component of the 2023 Notes consists of the following, (dollars in thousands):

	March 31, 2021	December 31, 2020
	(unaudited)
2023 Notes	$402,500	$402,500
Unamortized debt discount and deferred financing costs	(36,462)	(40,749)
Total carrying value	$366,038	$361,751

Fair value (Level 2)	$389,922	$383,381
No 2023 Notes were converted as of March 31, 2021 or December 31, 2020.
9.    Share-Based Payments
Share-based compensation expense is as follows (dollars in thousands):

	Three Months ended March 31,
	2021	2020
	(unaudited)
Research and development	$588	$681
Selling, general and administrative	3,783	3,307
Total	$4,371	$3,988

Stock Option and Stock Appreciation Rights
The following table summarizes stock option and stock appreciation rights (SAR) activities:

	Number of Options	Weighted- Average Exercise Price (per share)	Weighted- Average Remaining Contractual Term (in years)
Outstanding, December 31, 2020	5,451,862	$23.26	6.28
Granted	789,275	$29.61
Exercised	(99,600)	$22.57
Forfeited	(117,313)	$32.13
Outstanding, March 31, 2021 (unaudited)	6,024,224	$23.93	6.66

As of December 31, 2020:
Vested and expected to vest	5,451,862	$23.26	6.28
Exercisable	3,218,771	$19.36	4.77

As of March 31, 2021:
Vested and expected to vest	6,024,224	$23.93	6.66
Exercisable	3,806,149	$21.06	5.29

Restricted Stock Units
The following table summarizes restricted stock unit (RSU) activities:

	Number of RSUs	Weighted-Average Grant Date Fair Value per Share
Nonvested, December 31, 2020	26,055	$23.99
Granted	21,110	$29.61
Vested	(26,055)	$23.99
Forfeited	—	$—
Nonvested, March 31, 2021	21,110	$29.61
Performance Share Units

The following table summarizes performance share unit (PSU) activities:

	Performance-Based Units		Market-Based Units		Total PSUs
	Number of PSUs	Weighted- Average Grant Date Fair Value per Share	Number of PSUs	Weighted- Average Grant Date Fair Value per Share	Number of PSUs	Weighted- Average Grant Date Fair Value per Share
Nonvested, December 31, 2020	—	$—	15,625	$23.41	15,625	$23.41
Granted	80,000	$29.61	20,000	$28.63	100,000	$29.41
Nonvested, March 31, 2021	80,000	$29.61	35,625	$26.34	115,625	$28.60

There were no vested and forfeited PSU awards during the three months ended March 31, 2021.

10.    Earnings per Share

Basic earnings per share (EPS) is calculated using the weighted-average number of common shares outstanding. Diluted EPS is calculated using the weighted-average number of common shares outstanding, including the dilutive effect of the Company’s stock option grants, SARs, RSUs, employee stock purchase plan (ESPP) awards, and the 2023 Notes, as determined per the treasury stock method.

Effect of Convertible Notes and Related Convertible Note Hedges and Warrants

In connection with the issuance of the 2023 Notes, the Company entered into Convertible Note Hedge and Warrant Transactions as described further in Note 8, Convertible Senior Notes Due 2023. The expected collective impact of the Convertible Note Hedge and Warrant Transactions is to reduce the potential dilution that would occur if the price of the Company's common stock was between the conversion price of $59.33 per share and the strike price of the warrants of $80.9063 per share.

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

In addition to the above described effect of the 2023 Notes and the related Convertible Note Hedge and Warrant Transactions, the Company also excluded the common stock equivalents of the following outstanding stock-based awards in the calculation of diluted EPS, because their inclusion would be anti-dilutive:

	Three Months ended March 31,
	2021	2020
	(unaudited)
Stock options, RSUs	1,419,203	3,034,099

The following table sets forth the computation of basic and diluted net earnings per share for the three months ended March 31, 2021 and 2020 (dollars in thousands, except share and per share amounts):

	Three Months ended March 31,
	2021	2020
	(unaudited)
Numerator:
Net earnings	$5,694	$21,518
Denominator:
Weighted average shares outstanding, basic	52,927,467	52,534,787

Effect of dilutive securities:
Stock options, RSUs and SARs	1,269,504	1,046,264
Weighted average shares outstanding, diluted	54,196,971	53,581,051

Earnings per share, basic	$0.11	$0.41
Earnings per share, diluted	$0.11	$0.40

11.    Income Tax Expense
The following table provides information regarding the Company’s income tax expense for the three months ended March 31, 2021 and 2020 (dollars in thousands):

	Three Months ended March 31,
	2021	2020
	(unaudited)
Income tax expense	$5,235	$7,516
Effective tax rate	47.9%	25.9%

Income tax expense for the three months ended March 31, 2021, as compared to the same period in the prior year, decreased mainly due to lower earnings before taxes. The effective income tax rate increase was due to changes in the effective state tax rates as a result of the transfer of workforce between legal entities and lower earnings before taxes due to the expensing of the Navitor investment in the first quarter of 2021.
12.    Leases

Operating Leases

The Company has operating leases for its headquarters lease and its fleet vehicles. With respect to the fleet vehicle leases, given the volume of individual leases involved in the overall arrangement, the Company applies a portfolio approach to effectively account for the operating lease assets and liabilities. The Company also elected to combine the lease and non-lease components for the fleet vehicle and headquarters leases.

The Company's headquarters lease commenced on February 1, 2019 (the Commencement Date) and will continue until April 30, 2034, unless earlier terminated in accordance with the terms of the lease. The lease includes options to extend the lease for up to 10 years.

Finance Lease

Contemporaneous with the USWM Acquisition, USWM Enterprises adopted ASC 842, Leases. USWM Enterprises had an existing contract manufacturing agreement with Merz Pharma GmbH & Co. KGaA (Merz), for the manufacture and supply of MYOBLOC (rimabotulinumtoxinB) and NerBloc® (finished products) (Merz Agreement). Pursuant to the Merz Agreement, Merz agreed to provide a dedicated manufacturing facility that included a stand-alone building, dedicated clean room suites, dedicated manufacturing and purification equipment, and filling and packaging production lines (collectively, the manufacturing facility) to manufacture finished products. The Merz Agreement will expire in July 2027, unless the Company and Merz mutually agree to extend the terms. The Merz Agreement may not be terminated for convenience. In addition, the Company's collaboration partner markets the drug in MYOBLOC, rimabotulinumtoxinB, in Japan under the trade name NerBloc.

Under the terms of the agreement, the Company is required to purchase a minimum quantity of finished products on an annual basis. This minimum purchase requirement represents the in-substance fixed contract consideration associated with the dedicated manufacturing facility which the Company accounts for as an embedded lease.

The embedded lease is preliminarily classified as a finance lease. The in-substance fixed contract consideration was allocated to the lease component, since the Company has preliminarily elected not to separate lease and non-lease components. Refer to Note 3, USWM Acquisition, for further discussion.

Operating and finance lease assets and lease liabilities as reported on the condensed consolidated balance sheets are as follows (dollars in thousands):

	Balance Sheet Classification	March 31, 2021	December 31, 2020
		(unaudited)
Assets
Operating lease assets	Other assets	$20,808	$20,231
Finance lease asset	Property and equipment, net	20,071	20,874
Total lease assets		$40,879	$41,105

Liabilities
Lease liabilities, current
Operating lease liabilities, current portion	Accounts payable and accrued liabilities	$4,242	$3,760
Finance lease liability, current portion	Other current liabilities	4,677	3,761
Lease liabilities, long term
Operating lease liabilities, long term	Operating lease liabilities, long term	28,532	28,579
Finance lease liability, long term	Other liabilities	18,499	20,235
Total lease liabilities		$55,950	$56,335

13.    Composition of Other Balance Sheet Items
The following details the composition of other balance sheet items (dollars in thousands for amounts in tables):
Accounts Receivables
As of March 31, 2021 and December 31, 2020, the Company has reduced accounts receivable by approximately $10.9 million and $11.4 million, respectively. Prompt pay discount and contractual service fees, which were originally recorded as reduction to revenues, represents estimated amounts not expected to be paid by our customers. The Company's customers are primarily pharmaceutical wholesalers and distributors and specialty pharmacies. Receivables from our three major customers account for more than 90% of our total receivables.
Inventories

	March 31, 2021	December 31, 2020
	(unaudited)
Raw materials	$25,987	$22,208
Work in process	9,330	8,985
Finished goods	14,909	17,132
Total	$50,226	$48,325

In April 2021, the Company received regulatory approval for SPN-812 (Qelbree) for the treatment of ADHD in pediatric patients 6 to 17 years of age. Pre-launch inventory costs for Qelbree was $24.0 million and $19.1 million as of March 31, 2021 and December 31, 2020, respectively.

Inventories include acquired inventory from the USWM Acquisition. Refer to Note 3, USWM Acquisition, for further discussion of the USWM Acquisition.

Property and Equipment

	March 31, 2021	December 31, 2020
	(unaudited)
Lab equipment and furniture	$13,322	$12,526
Leasehold improvements	12,453	15,183
Software	2,260	2,295
Finance lease assets	22,747	22,747
Computer equipment	1,839	2,113
	52,621	54,864
Less accumulated depreciation and amortization	(14,671)	(17,040)
Total	$37,950	$37,824
Depreciation and amortization expense on property and equipment was approximately $0.6 million and $0.5 million for the three months ended March 31, 2021, and 2020, respectively. The Company retired certain fully depreciated property and equipment for the three months ended March 31, 2021.

As of March 31, 2021, there were no identified indicators of impairment.

Accrued Payable and Accrued Liabilities

	March 31, 2021	December 31, 2020
	(unaudited)
Accrued compensation	$13,080	$16,008
Accrued royalties (1)	10,635	13,890
Accrued clinical trial costs (2)	10,281	12,842
Accounts payable	5,954	6,147
Income taxes payable	5,744	—
Accrued product costs	4,999	9,587
Accrued professional fees	4,524	7,730
Operating lease liabilities, current portion (3)	4,242	3,760
Other accrued expenses	10,640	8,970
Total	$70,099	$78,934
_______________________________
(1) Refer to Note 15, Commitments and Contingencies.
(2) Includes preclinical and all clinical trial-related costs.
(3) Refer to Note 12, Leases.
Accrued Product Returns and Rebates

	March 31, 2021	December 31, 2020
	(unaudited)
Accrued product rebates	$96,638	$96,589
Accrued product returns	32,098	29,603
Total	$128,736	$126,192

Other Liabilities

	March 31, 2021	December 31, 2020
	(unaudited)
Nonrecourse liability related to sale of future royalties, long term	$11,763	$13,410
Finance lease liability, long term (1)	18,499	20,235
Other liabilities	9,413	9,146
Total	$39,675	$42,791
______________________________
(1) Refer to Note 12, Leases.
14.    Interest Expense
The following details the composition of interest expense (dollars in thousands):

	Three Months ended March 31,
	2021	2020
	(unaudited)
Interest expense	$(5,062)	$(4,693)
Interest expense on nonrecourse liability related to sale of future royalties	(1,035)	(1,062)
Total	$(6,097)	$(5,755)

Interest expense includes noncash interest expense related to amortization of deferred financing costs, and amortization of the debt discount on the 2023 Notes of $4.3 million and $4.1 million for the three months ended March 31, 2021, and 2020, respectively.
15.    Commitments and Contingencies

Product Licenses

The Company has obtained exclusive licenses from third parties for proprietary rights to support certain products and product candidates. Under these license agreements, the Company may be required to pay certain amounts upon the achievement of defined milestones. If these products are ultimately commercialized, the Company is also obligated to pay royalties to third parties, computed as a percentage of net product sales, for each respective product under a license agreement.

Through the USWM Acquisition, the Company acquired licensing agreements with other pharmaceutical companies for APOKYN, XADAGO and MYOBLOC. The Company is obligated to pay royalties to third parties, computed as a percentage of net product sales, for each of the products under the respective license agreements. Royalty expense incurred is recognized as Cost of goods sold in the condensed consolidated statements of earnings.

Royalty Agreement

In the third quarter of 2014, the Company received $30 million pursuant to a Royalty Interest Acquisition Agreement related to the purchase, by HealthCare Royalty Partners III, L.P. (HC Royalty), of certain of the Company’s rights under the Company’s agreement with United Therapeutics Corporation. These rights are related to the commercialization of Orenitram (treprostinil) Extended-Release Tablets. Per the terms of the agreement, full ownership of the royalty rights will revert to the Company if and when a certain cumulative payment threshold is reached. Consequent to this agreement, the Company recorded a nonrecourse liability related to this transaction and amortizes this liability as noncash royalty revenue. Refer to Note 4,

Disaggregated Revenues, and Note 13, Composition of Other Balance Sheet Items.
USWM Enterprise Commitments Assumed

As part of the USWM Acquisition, the Company assumed the remaining commitments of USWM Enterprises and its subsidiaries, which are discussed below.

In addition to the annual minimum purchase quantity requirements of MYOBLOC, amounting to an estimated €3.0 million annually, under the contract manufacturing agreement with Merz for manufacture and supply, USWM Enterprises had an existing license and distribution agreement for XADAGO. This included an annual minimum promotional spend to support the marketing of XADAGO for the first five years of the agreement. As of March 31, 2021, the remaining contractual commitments were $2.4 million, of which $0.4 million is for the current period through June 2021 and the remainder is for the period from July 2021 to June 2020. Refer to Note 3, USWM Acquisition, for further discussion on the USWM Acquisition and Note 12, Leases, for further discussion on the Merz Agreement.

In March 2019, which is prior to the USWM Acquisition Closing Date, MDD US Operations, LLC (formerly US WorldMeds, LLC) and its subsidiary, Solstice Neurosciences, LLC (US) (collectively, the MDD Subsidiaries) entered into a Corporate Integrity Agreement (CIA) with the Office of Inspector General of the U.S. Department of Health and Human Services. Under the CIA, the MDD Subsidiaries agreed to and paid $17.5 million to resolve U.S. Department of Justice allegations that it violated the False Claims Act and committed to the establishment and ongoing maintenance of an effective compliance program. The fine was paid by the MDD Subsidiaries prior to closing of the USWM Acquisition. As part of the USWM Acquisition, the Company assumed the remaining obligations of the CIA and could become liable for payment of certain stipulated monetary penalties in the event of any CIA violations. In addition, the Company will continue to incur significant costs through March 2024 to maintain a broad array of processes, policies and procedures necessary to comply with the CIA.

Claims and Litigation

From time to time, the Company may be involved in various claims, litigation and legal proceedings. These matters may involve patent litigation, product liability and other product-related litigation, commercial and other matters, and government investigations, among others. On a quarterly basis, the Company reviews the status of each significant matter and assesses its potential financial exposure. If the potential loss from any claim, asserted or unasserted, or legal proceeding is considered probable and the amount can be reasonably estimated, the Company will accrue a liability for the estimated loss. Because of uncertainties related to claims, legal proceedings and litigation, accruals will be based on the Company's best estimates based on available information. We do not believe that any of these matters will have a material adverse effect on our financial position. The Company may reassess the potential liability related to these matters and may revise these estimates, which could result in material adverse adjustments to the Company's operating results.

16.    Subsequent Events
In April 2021, the Company notified the European Medicine Agency that it will cease the marketing of rimabotulinumtoxinB (NeuroBloc) in European countries.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to help the reader understand the results of operations and the financial condition of Supernus Pharmaceuticals, Inc. (the Company, we, us, or our). The interim condensed consolidated financial statements included in this report and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our audited consolidated financial statements and notes thereto for the year ended December 31, 2020 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 8, 2021.
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

Overview

We are a biopharmaceutical company focused on developing and commercializing products for the treatment of central nervous system (CNS) diseases. Our diverse neuroscience portfolio includes approved treatments for epilepsy, migraine, attention-deficit hyperactivity disorder (ADHD), hypomobility in Parkinson’s Disease (PD), cervical dystonia, and chronic sialorrhea. We are developing a broad range of novel CNS product candidates including new potential treatments for ADHD, hypomobility in PD, epilepsy, depression, and rare CNS disorders.

In April 2021, the U.S. Food and Drug Administration (FDA) approved Qelbree for the treatment of ADHD in pediatric patients 6 to 17 years of age. The Company plans to make Qelbree available in the U.S. during the second quarter of 2021.

On April 28, 2020, the Company entered into a Sale and Purchase Agreement with US WorldMeds Partners, LLC to acquire the CNS portfolio of USWM Enterprises, LLC (USWM Enterprises) (USWM Acquisition). With the acquisition, completed on June 9, 2020, the Company added three established commercial products and a product candidate in late-stage development to its portfolio. These commercial products, APOKYN, XADAGO, and MYOBLOC, are primarily for the treatment of PD.

On April 21, 2020, the Company entered into a Development and Option Agreement (Development Agreement) with Navitor Pharmaceuticals, Inc. (Navitor Inc.). Under the terms of the Development Agreement, the Company and Navitor Inc. will jointly conduct a Phase II clinical program for NV-5138 (SPN-820) in treatment resistant depression (TRD). In addition to entering into the Development Agreement in April 2020, the Company acquired an ownership position in Navitor Inc. In March 2021, Navitor Inc. underwent a legal restructuring whereby Navitor Inc. became a wholly owned subsidiary of a newly formed limited liability company, Navitor Pharmaceuticals, LLC (Navitor LLC) (Navitor Restructuring).

We have a portfolio of commercial products and product candidates.

Commercial Products

•Trokendi XR® (topiramate) is the first once-daily extended release topiramate product indicated for the treatment of epilepsy in the United States (U.S.) market. It is also indicated for the prophylaxis of migraine headache.

•Oxtellar XR® (oxcarbazepine) is indicated as therapy for partial onset seizures in adults and children 6 years to 17 years of age and is the first once-daily extended-release oxcarbazepine product indicated for the treatment of epilepsy in the U.S.

•QelbreeTM (viloxazine extended-release capsules) is a novel non-stimulant product indicated for the treatment of ADHD in pediatric patients 6 to 17 years of age.

•APOKYN® (apomorphine hydrochloride injection) is a product indicated for the acute, intermittent treatment of hypomobility or "off" episodes ("end-of-dose wearing off" and unpredictable "on-off" episodes) in patients with advanced PD.

•MYOBLOC® (rimabotulinumtoxinB) is a product indicated for the treatment of cervical dystonia and sialorrhea in adults, and it is the only Type B toxin available on the market.

•XADAGO® (safinamide) is a once-daily product indicated as adjunctive treatment to levodopa/carbidopa in patients with PD experiencing “off” episodes.

Product Candidates

•SPN-812 (viloxazine hydrochloride) is a novel non-stimulant product candidate for the treatment of ADHD in adult patients.

•SPN-830 (Apomorphine Infusion Pump) is a late-stage drug/device combination product candidate for the continuous prevention of “off” episodes in PD.

•SPN-817 is a novel product candidate for the treatment of severe epilepsy.

•SPN-820 is a first-in-class product candidate for TRD. It is an orally active small molecule that directly activates brain mechanistic target of rapamycin complex 1 (mTORC1).
Operational Highlights

Qelbree Launch Update

•In April 2021, the U.S. Food and Drug Administration (FDA) approved Qelbree for the treatment of attention-deficit hyperactivity disorder (ADHD) in pediatric patients 6 to 17 years of age. We plan to make Qelbree available in the U.S. during the second quarter of 2021.

•We will conduct post-marketing commitment studies, including a new study of Qelbree in preschool aged children with ADHD, 4 to 5 years of age. The completion of these studies responds to a written request from the FDA and should therefore result in the FDA granting an additional 6 months of market exclusivity.

Product Pipeline Update

Qelbree (viloxazine, extended-release capsules) - Novel non-stimulant for the treatment of ADHD in adults

•In December 2020, we announced positive results from a Phase III trial in adult patients with ADHD and plans to submit a supplemental New Drug Application (sNDA) to the FDA for Qelbree in adults in the third quarter of 2021.
SPN-830 (apomorphine infusion pump) - Continuous treatment of motor fluctuations (“on-off” episodes) in PD

•We recently met with the FDA to discuss the path forward for resubmission of the SPN-830 NDA. The FDA provided additional clarity related to the contents of the November 2020 Refusal to File (RTF) letter and the requirements for resubmission. We now plan to resubmit the SPN-830 NDA in the second half of 2021.
SPN-820 - Novel first-in-class activator of mTORC1

•SPN-820 has advanced to a Phase II clinical program in treatment-resistant depression following the successful completion of a multiple-ascending dose (MAD) study in healthy volunteers. In the MAD study, SPN-820 exhibited a favorable safety and tolerability profile across a broad range of potentially therapeutic doses.

•We expect to initiate a randomized Phase II clinical study in treatment-resistant depression by the end of 2021.

Critical Accounting Policies and the Use of Estimates
Our condensed consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP), requiring us to make estimates, judgments, and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses, and other related disclosures. Some judgments can be subjective and complex, and therefore, actual results could differ materially from those estimates under different assumptions or conditions. We believe the judgments, estimates, and assumptions associated with the following critical accounting policies have the greatest potential impact on our condensed consolidated financial statements:

•Revenue recognition;
•Business combination accounting and valuation of acquired assets, including goodwill and intangible assets;
•Valuation of contingent consideration; and
•Income taxes.

There were no changes to the disclosures with respect to the above listed critical accounting policies in our Annual Report on Form 10-K for the year ended December 31, 2020. A summary of our significant accounting policies appears in the notes to our audited consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2020.

Results of Operations
Comparison of the Three Months Ended March 31, 2021 and 2020
Revenues
Revenues consist primarily of net product sales of our commercial products in the U.S., supplemented by royalty revenues from our collaborative licensing arrangements. The following table provides information regarding our revenues during the three months ended March 31, 2021 (dollars in thousands):

	Three Months ended March 31,		Change
	2021	2020	Amount	Percent
Net product sales
Trokendi XR	$71,819	$68,551	$3,268	5%
Oxtellar XR	27,370	23,939	3,431	14%
APOKYN	21,730	—	21,730	**
MYOBLOC	4,240	—	4,240	**
XADAGO	3,222	—	3,222	**
Total net product sales	$128,381	$92,490	$35,891	39%
Royalty revenues	2,551	2,486	65	3%
Total revenues	$130,932	$94,976	$35,956	38%
The $35.9 million and 39% increase in net product sales for the three months ended March 31, 2021, as compared to the same period in 2020, was primarily due to the inclusion of $29.2 million in net product sales, consequent to the completion of the USWM acquisition on June 9, 2020. The combined annual growth of Trokendi XR and Oxtellar XR was $6.7 million or 7% as compared to the same period in 2020.
Trokendi XR net product sales increased by 5% to $71.8 million for the three months ended March 31, 2021 as compared to the same period in 2020. This increase was attributable to the favorable impact of the price increase taken in January 2021, coupled with favorable improvements in sales deductions that offset a decline in unit demand. Oxtellar XR net product sales increased by 14% to $27.4 million for the three months ended March 31, 2021 as compared to the same period in 2020. This increase was primarily attributable to the favorable impact of both unit demand and a price increase in January 2021.
Sales Deductions and Related Accruals
We record accrued product rebates and accrued product returns as current liabilities in Accrued product returns and rebates, on our condensed consolidated balance sheets. We record sales discounts as a reduction against Accounts receivable on the condensed consolidated balance sheets. Both amounts are generally affected by changes in gross product sales, changes in the provision for net product sales deductions, and the timing of payments/credits.

The following table provides a summary of activity with respect to sales deductions and related accruals during the periods indicated (dollars in thousands):

	Accrued Product Returns and Rebates
	Product Rebates	Product Returns	Reduction to Accounts Receivable for Sales Discounts	Total
Balance at December 31, 2020	$96,589	$29,603	$11,404	$137,596
Provision
Provision for current year sales	94,379	3,267	16,943	114,589
Adjustments relating to prior year sales	777	(507)	10	280
Total provision	$95,156	$2,760	$16,953	$114,869
Less: Actual payments/credits	(95,107)	(265)	(17,468)	(112,840)
Balance at March 31, 2021	$96,638	$32,098	$10,889	$139,625
Increased product rebates were primarily attributable to greater utilization of our patient co-payment programs, as well as higher per patient payments under both Medicaid and commercial managed care programs. The increase in product returns balance is primarily due to the timing of related return activity.
Royalty Revenues
Royalty revenues include a royalty from net product sales of Mydayis, a product of Takeda Pharmaceuticals Company Ltd., and noncash royalty revenue pursuant to our agreement with Healthcare Royalty Partners III, L.P. (HC Royalty). HC Royalty receives royalty payments from United Therapeutics Corporation (United Therapeutics) based on net product sales of United Therapeutics’ product Orenitram.
Royalty revenues were $2.6 million and $2.5 million for the three month period ended March 31, 2021 and 2020, respectively.
Cost of Goods Sold
Cost of goods sold was $15.0 million and $4.2 million for the three months ended March 31, 2021 and 2020, respectively. The $10.8 million increase was primarily attributable to inclusion of cost of goods sold of the acquired commercial products from the USWM Acquisition. Royalty payments associated with APOKYN and XADAGO made up the majority of this cost increase.

Research and Development Expenses
The following table provides information regarding our research and development (R&D) expenses during the periods indicated (dollars in thousands):

	Three Months ended March 31,		Change
	2021	2020	Amount	Percent
Direct Project Costs (1)
SPN-812	$3,968	$9,062	$(5,094)	(56)%
SPN-830	203	—	203	**
SPN-820	2,605	—	2,605	**
SPN-810	707	1,366	(659)	(48)%
Others	2,837	2,525	312	12%
	10,320	12,953	(2,633)	(20)%

Other R&D expense	$15,000	$—	$15,000	**

Indirect Project Costs (1)
Share-based compensation	588	681	(93)	(14)%
Other indirect overhead	8,372	5,303	3,069	58%
	8,960	5,984	2,976	50%
Research and development expense	$34,280	$18,937	$15,343	81%

(1) Direct costs, which include personnel costs and related benefits, are recorded on a project-by-project basis. Many of our R&D costs are not attributable to any individual project because we share resources across several development projects. Indirect costs that support a number of our R&D activities are recorded in the aggregate, including stock-based compensation.
R&D expenses was $34.3 million and $18.9 million for the three months ended March 31, 2021 and 2020, respectively. The $15 million increase was primarily due to the write-down of the investment in Navitor LLC. In addition, increased cost associated with developmental activities related to SPN-820, regulatory activities related to the acquired products, were generally offset by a decrease in the cost of SPN-812 development activities. Refer to Part I, Item 1, Unaudited Condensed Consolidated Financial Statements, Note 5, Investments, in the Notes to the Condensed Consolidated Financial Statements, for further discussion of the write-down of the investment in Navitor LLC.
Selling, General and Administrative Expenses
The following table provides information regarding our selling, general and administrative (SG&A) expenses during the periods indicated (dollars in thousands):

	Three Months ended March 31,		Change
	2021	2020	Amount	Percent
Selling and marketing	$38,447	$29,041	$9,406	32%
General and administrative	23,010	12,573	$10,437	83%
Total	$61,457	$41,614	$19,843	48%
Selling, general and administrative expenses were $61.5 million and $41.6 million for the three months ended March 31, 2021 and 2020, respectively. The $19.8 million increase was primarily attributable to increased marketing expenses and professional consulting spend related to the commercial products, including the acquired commercial products from the USWM

Acquisition, and preparations for the launch of Qelbree. In addition, employee-related expenses also increased due to increased headcount consequent to the acquired employees from the USWM Acquisition.
Amortization of Intangible Assets
Amortization of intangible assets was $6.0 million and $1.3 million for the three months ended March 31, 2021 and 2020, respectively. The $4.7 million increase was primarily due to amortization of the definite-lived intangible assets acquired in the USWM Acquisition.
Contingent Consideration Expense
Contingent consideration expense of $1.0 million for the three months ended March 31, 2021 represents the increase in the fair value of the contingent consideration liabilities associated with the USWM Acquisition due to the passage of time.
Other Income (Expense)
Other income (expense) was an expense of $2.3 million and income of $22.0 thousand for the three months ended March 31, 2021 and 2020, respectively. The $2.3 million decrease was primarily due to lower interest income on marketable securities holdings.
Income Tax Expense
Income tax expense was $5.2 million and $7.5 million for the three months ended March 31, 2021 and 2020, respectively. The decrease was mainly due to lower earnings before taxes. The effective income tax rate was 47.9% and 25.9% for the three months ended March 31, 2021 and 2020, respectively. The effective income tax rate increase was due to changes in the effective state tax rates as a result of the transfer of workforce between legal entities and lower earnings before taxes due to the expensing of the Navitor investment in the first quarter of 2021.
Liquidity and Capital Resources

We have financed our operations primarily with cash generated from product sales, supplemented by cash generated by revenue from royalty and licensing arrangements, as well as proceeds from the sale of equity and debt securities. Continued cash generation is highly dependent on the continued commercial success of our commercial products as well as the commercial success of our product candidates, if approved by the U.S. Food and Drug Administration (FDA).

While we expect continued profitability in future years, we anticipate there may be significant variability from year to year in the level of our profits, particularly as we move forward with the anticipated commercial launch of Qelbree, and the likely unfavorable impact of the upcoming loss of patent exclusivity for Trokendi XR in January 2023, or sooner under certain conditions.

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

Financial Condition

Cash and cash equivalents, marketable securities, and long term marketable securities as of the periods presented below, are as follows (dollars in thousands):

	March 31	December 31	Change
	2021	2020	Amount	Percent
Cash and cash equivalents	$255,642	$288,640	$(32,998)	(11)%
Marketable securities	135,459	133,893	1,566	1%
Long term marketable securities	416,566	350,359	66,207	19%
Total	$807,667	$772,892	$34,775	4%
Total cash and cash equivalents, marketable securities and long term marketable securities increased by $34.8 million in the first three months of 2021, primarily due to cash generated from ongoing operations.
As of March 31, 2021 and December 31, 2020, the outstanding principal on our 0.625% Convertible Senior Notes Due 2023 (2023 Notes) was $402.5 million. No 2023 Notes have been converted as of March 31, 2021. There were no changes to the separate convertible note hedge transactions (collectively, the Convertible Note Hedge Transactions) and separate warrant transactions (the Warrant Transactions). Refer to Part I, Item 1, Unaudited Condensed Financial Statements, Note 8, Convertible Senior Notes Due 2023, in the Notes to the Condensed Consolidated Financial Statements, for further discussion of the 2023 Notes and our other indebtedness.
Summary of Cash Flows
The following table summarizes the major sources and uses of cash for the periods set forth below (dollars in thousands):

	Three Months ended March 31,		Change
	2021	2020	Amount
Net cash provided by (used in):
Operating activities	$36,200	$8,916	$27,284
Investing activities	(71,445)	35,438	(106,883)
Financing activities	2,247	32	2,215
Net change in cash and cash equivalents	$(32,998)	$44,386	$(77,384)
Operating Activities

Net cash provided by operating activities was $36.2 million and $8.9 million for the three months ended March 31, 2021, and 2020, respectively. The increase in cash flows provided by operating activities is primarily due to changes in working capital which reflects the timing impacts of: cash collections on receivables; increases in accrued product returns and rebates; and settlement of payables.
Investing Activities

Net cash used in investing activities was $71.4 million for the three months ended March 31, 2021, as compared to $35.4 million net cash provided by investing activities for the same period in 2020. The change was primarily due to an increase in net purchases of marketable securities in 2021 resulting from investment of excess cash in long term marketable securities as compared to the same period in prior year.
Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2021 increased by $2.2 million, as compared to the same period in 2020, primarily due to higher proceeds from option exercises.
Contractual Obligations and Commitments
Refer to the “Contractual Obligations and Commitments” section in “Part II, Item 7 — Management’s Discussion and Analysis of Liquidity and Capital Resources”, of our Annual Report on Form 10-K for the year ended December 31, 2020, and Note 15, Commitments and Contingencies, in the Notes to the Condensed Consolidated Financial Statements in Part I, Item 1,

Unaudited Condensed Financial Statements, of this Quarterly Report on Form 10-Q for the discussion of our contractual obligations.
Off-Balance Sheet Arrangements
Other than the unconsolidated variable interest entities discussed in Part I, Item 1, Unaudited Condensed Financial Statements, of this Quarterly Report on Form 10-Q, we do not currently have, nor have we ever had, any relationships with unconsolidated entities or financial partnerships, such entities often referred to as structured finance or special purpose entities. These would have been established for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes.
In addition, we do not engage in trading activities involving non-exchange traded contracts.
Recently Issued Accounting Pronouncements
For a discussion of new accounting pronouncements, see Note 2 in the Notes to the Condensed Consolidated Financial Statements in Part I, Item 1, Unaudited Condensed Financial Statements, of this Quarterly Report on Form 10-Q.
Item 3.    Quantitative and Qualitative Disclosures About Market Risk

The primary objective of our investment activities is to preserve our capital to fund operations and to facilitate business development activities. We also seek to maximize income from our investments without assuming significant interest rate risk, liquidity risk, or risk of default by investing in investment grade securities with maturities of four years or less. Our exposure to market risk is confined to investments in cash, cash equivalents, marketable securities, and long term marketable securities. As of March 31, 2021, we had unrestricted cash, cash equivalents, marketable securities, and long term marketable securities of
$807.7 million.

In connection with the 2023 Notes, we have separately entered into Convertible Note Hedge Transactions and Warrant Transactions to reduce the potential dilution of the Company’s common stock upon conversion of the 2023 Notes, and to partially offset the cost to purchase the Convertible Note Hedge Transactions, respectively.

Our cash and cash equivalents consist primarily of cash held at banks and investments in highly liquid financial instruments with an original maturity of three months or less. Our marketable securities as of March 31, 2021, which are reported at fair value, consist of investment grade corporate debt securities. We place all investments with governmental, industrial, or financial institutions whose debt is rated as investment grade. We generally hold these securities to maturities of one to four years. Because of the relatively short period that we hold our investments and because we generally hold these securities to maturity, we do not believe that a change in interest rates would have any significant impact on the realizable value of our investments. We do not have any currency or other derivative financial instruments other than outstanding warrants to purchase common stock and the convertible note hedges.

We may contract with clinical research organizations (CROs), investigational sites and contract manufacturing organizations (CMOs) globally. Currently, we have only one ongoing trial, for SPN-817, outside the U.S. We have CMOs outside of the U.S. who manufacture and supply certain of our clinical and commercial products and raw materials. We do not hedge our foreign currency exchange rate risk. Transactions denominated in currencies other than the U.S. dollar are recorded based on exchange rates at the time such transactions arise. As of March 31, 2021 and December 31, 2020, substantially all of our liabilities were denominated in the U.S. dollar. We do not believe that changes in foreign currency exchange rates over the quarters ended March 31, 2021 and December 31, 2020 had a significant impact on our consolidated results of operations.

Inflation generally affects us by increasing our cost of labor and the cost of services provided by our vendors. We do not believe that inflation and changing prices over the quarters ended March 31, 2021 and December 31, 2020 had a significant impact on our consolidated results of operations.
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
We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures over financial reporting as of March 31, 2021, the end of the period covered by this report. Based on that evaluation, under the supervision and with the participation of our management, including our CEO and CFO, we concluded that our disclosure controls and procedures were effective as of March 31, 2021.
Changes in Internal Control over Financial Reporting

On June 6, 2020, the Company completed the USWM Acquisition. As of March 31, 2021, the integration of the internal controls relating to the business acquired through the USWM Acquisition into ours has been substantially completed, with the exception of the business combination accounting that will be completed during the second quarter of 2021, and the acquired business will be included in our evaluation of the effectiveness of our internal control over financial reporting for fiscal 2021. During the three months ended March 31, 2021, no changes occurred in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1.    Legal Proceedings
From time to time and in the ordinary course of business, we may be subject to various claims, charges and litigation. We may be required to file infringement claims against third parties for the infringement of our patents.
Oxtellar XR®
The Company received a Paragraph IV Notice Letter from generic drug maker RiconPharma, LLC (“Ricon”) dated April 20, 2021 directed to nine of its Oxtellar XR® Orange Book patents. Supernus’s U.S. Patent Nos. 7,722,898; 7,910,131; 8,617,600; 8,821,930; 9,119,791; 9,351,975; 9,370,525; 9,855,278; and 10,220,042 generally cover once-a-day oxcarbazepine formulations and methods of treating seizures using those formulations. The FDA Orange Book lists all nine of the Company’s Oxtellar XR® patents as expiring on April 13, 2027. Supernus is reviewing the details of Ricon’s Notice Letter and intends to vigorously enforce its intellectual property rights relating to Oxtellar XR®.
The Company received a Paragraph IV Notice Letter from generic drug makers Apotex Inc. and Apotex Corp. (collectively “Apotex”) dated May 13, 2020 directed to nine of its Oxtellar XR® Orange Book patents. Supernus’s U.S. Patent Nos. 7,722,898; 7,910,131; 8,617,600; 8,821,930; 9,119,791; 9,351,975; 9,370,525; 9,855,278; and 10,220,042 generally cover once-a-day oxcarbazepine formulations and methods of treating seizures using those formulations. The FDA Orange Book lists all nine of the Company’s Oxtellar XR® patents as expiring on April 13, 2027. On June 26, 2020, the Company filed a lawsuit against Apotex alleging infringement of the Company’s nine patents. The Complaint—filed in the U.S. District Court for the District of New Jersey—alleges, inter alia, that Apotex infringed the Company’s Oxtellar XR® patents by submitting to the FDA an Abbreviated New Drug Application (“ANDA”) seeking to market a generic version of Oxtellar XR® prior to the expiration of the Company’s patents. Filing its June 26, 2020 Complaint within 45 days of receiving Apotex’s Paragraph IV certification notice entitles Supernus to an automatic stay preventing the FDA from approving Apotex’s ANDA for 30 months from the date of the Company’s receipt of the Paragraph IV Notice Letter. On September 4, 2020, Apotex answered the Complaint and denied the substantive allegations of the Complaint. Apotex also asserted Counterclaims seeking declaratory judgments of non-infringement for the nine Oxtellar XR® Orange Book patents. On October 30, 2020, the Company filed its Reply, denying the substantive allegations of Apotex’s Counterclaims. Following the initial Rule 16 Scheduling Conference, the Court issued a case schedule that provides for a trial in June or July 2022. Pretrial discovery is ongoing as of the date of this filing.
Trokendi XR®
The Company received a Paragraph IV Notice Letter from generic drug makers Ajanta Pharma Limited and Ajanta Pharma USA Inc. (collectively “Ajanta”) dated February 10, 2021 directed to ten of its Trokendi XR® Orange Book patents. Supernus’s U.S. Patent Nos. 8,298,576; 8,298,580; 8,663,683; 8,877,248; 8,889,191; 8,992,989; 9,549,940; 9,555,004; 9,622,983; and 10,314,790 generally cover once-a-day topiramate formulations and methods of treating or preventing seizures and migraines using those formulations. The FDA Orange Book currently lists U.S. Patent No. 8,298,576 as expiring on April 4, 2028 and U.S. Patent Nos. 8,298,580; 8,663,683; 8,877,248; 8,889,191; 8,992,989; 9,549,940; 9,555,004; 9,622,983; and 10,314,790 as expiring on November 16, 2027. On March 26, 2021, the Company filed a lawsuit against Ajanta alleging infringement of the Company’s Trokendi XR® Orange Book patents. The Complaint—filed in the U.S. District Court for the District of New Jersey—alleges, inter alia, that Ajanta infringed the Company’s Trokendi XR® patents by submitting to the FDA an ANDA seeking to market a generic version of Trokendi XR® prior to the expiration of the Company’s patents. Filing its March 26, 2021 Complaint within 45 days of receiving Ajanta’s Paragraph IV certification notice entitles Supernus to an automatic stay preventing the FDA from approving Ajanta’s ANDA for 30 months from the date of the Company’s receipt of the Paragraph IV Notice Letter.
XADAGO®
OIn April 29, 2021, Newron Pharmaceuticals S.p.A. (“Newron”) received a Paragraph IV Notice Letter (“Notice Letter”) from Aurobindo Pharma Limited, India and its wholly owned subsidiary Aurobindo Pharma USA Inc. (collectively “Aurobindo”) , advising Newron of the filing by Aurobindo of an Abbreviated New Drug Application to the U.S. Food and Drug Administration (“FDA”) seeking approval for safinamide tablets. The Notice Letter is directed to the three XADAGO patents with U.S. patent numbers 8,076,515, 8,278,485 and 8,283,380, that expire between June 2027 and December 2028 and are listed in the FDA's publication, Approved Drug Products with Therapeutic Equivalence Evaluations, commonly referred to as the Orange Book. The Company has a license agreement with Zambon S.p.A., Newron’s partner, related to the XADAGO Patents, and as a new chemical entity, XADAGO is under the 5 year FDA exclusivity period that expires on March 21, 2022. The Company is currently reviewing the details of this Notice Letter with its partners to respond as appropriate to protect the intellectual property rights relating to XADAGO.
Item 1A. Risk Factors
Any investment in our business involves a high degree of risk. Before making an investment decision, you should carefully consider the information we include in this Quarterly Report on Form 10-Q, including our condensed consolidated financial statements and related notes; the additional information in the other reports we file with the Securities and Exchange Commission; and the risks described in our Annual Report on Form 10-K for the year ended December 31, 2020. These risks may result in material harm to our business and our financial condition and results of operations. If a material, adverse event were to occur, the market price of our common stock may decline and you could lose part or all of your investment.
The risks described below reflect substantive changes from, or additions to, the risks described in our Annual Report on Form 10-K for the year ended December 31, 2020.

Risks Related to Our Industry and Business

We are dependent on the commercial success of our products in the U.S.

Our financial performance, including our ability to replace revenue and income lost to generic products and other competitors as well as to grow our business, depends heavily on the commercial success of our products. A substantial amount of our resources are focused on generating, maintaining and/or expanding the revenue generated by our approved products in the U.S. If any of our major products, Trokendi XR, Oxtellar XR, Qelbree or APOKYN, were to become subject to problems, such as changes in prescription growth rates, unexpected side effects, loss of intellectual property protection, supply chain or product supply shortages, regulatory proceedings, changes in labeling, publicity adversely affecting doctor or patient confidence in our product, material product liability litigation, pressure from new or existing competitive products, or adverse changes in coverage under managed care programs, the adverse impact on our revenue and profit could be significant. In addition, our revenue and profit could be significantly impacted by the timing and rate of commercial acceptance of key new products.

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

If other versions of extended or controlled release oxcarbazepine or topiramate, or other products including generics containing apomorphine hydrochloride or viloxazine hydrochloride, are approved and successfully commercialized, our business could be materially harmed.

Third parties have, and in the future may, receive approval to manufacture and market their own versions of extended release topiramate in the U.S. For example, Upsher-Smith launched Qudexy XR (extended release topiramate) and a branded generic version of Qudexy XR in 2014. Upsher Smith also entered into a settlement with two generic companies to launch a generic to Qudexy XR in 2020. In February 2021, one of the generic companies, Glenmark, entered the U.S. market with its own therapeutically equivalent generic products to Qudexy XR. The entry of new generic products could adversely impact the sales or prescriptions for Trokendi XR or could result in an earlier than anticipated entry of generics to compete with Trokendi XR. The Company has entered into settlement agreements with third parties permitting the sale of a generic version of Trokendi XR on January 1, 2023, or earlier under certain circumstances. These circumstances include specific thresholds of volume declines for extended unit prescriptions as reported by IQVIA. We have the right to defend our products against third parties who may infringe or are infringing our patents.

Third parties in the future may receive approval to manufacture and market their own versions of extended release oxcarbazepine in the U.S. In addition, we are aware of companies who are marketing modified-release oxcarbazepine products outside of the U.S., such as Apydan, which was developed by Desitin Arzneimittel GmbH and which requires twice-daily administration. If companies with modified-release oxcarbazepine products outside of the U.S. pursue or obtain approval of their products within the U.S., such competing products may limit the potential success of Oxtellar XR in the U.S. Our business and growth prospects could be materially impaired.

Accordingly, if any third party is successful in obtaining approval to manufacture and market its own version of extended release oxcarbazepine or topiramate in the U.S., we may not be able to prospectively realize revenues from Oxtellar XR or Trokendi XR.

In addition, third parties have, and in the future may, receive approval to manufacture and market their own products, including generics containing apomorphine hydrochloride for the treatment of Parkinson’s Disease in the U.S. For example, Acorda Therapeutics, Inc. launched Inbrija, an inhalable form of levodopa in 2019 and Sunovion Pharmaceuticals, Inc.’s (Sunovion, a subsidiary of Sumitomo Dainippon Pharma Co. Ltd) launched KYNMOBI, a sublingual film formulation of apomorphine hydrochloride, in 2020. The success of these products and the entry of new products could adversely impact the sales of prescriptions for APOKYN.

Third parties in the future may receive approval to manufacture and market their own versions of viloxazine hydrochloride. Accordingly, if any third party is successful in obtaining approval to manufacture and market its own version of viloxazine hydrochloride, such competing products may limit the potential success of Qelbree in the U.S. Our business and growth prospects could be materially impaired.

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

Our ability, or our collaborators' ability, to successfully commercialize our products and product candidates, including SPN-812 for adult ADHD patients and SPN-830, will depend in part on the coverage and reimbursement levels set by governmental authorities, private health insurers, managed care organizations, and other third-party payors.

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

We cannot be sure that reimbursement will be available for any of the products that we develop and, if reimbursement is available, the level of reimbursement. Moreover, that level of reimbursement may change over time as a result of requests from payors for higher levels of fees. Reduced or partial payment, or reduced reimbursement coverage, could make our products or product candidates, including Oxtellar XR, Trokendi XR, Qelbree and APOKYN, less attractive to patients and prescribing physicians. We also may be required to sell our products or product candidates at a significant discount, which would adversely affect our ability to realize an appropriate return on our investment in our products or product candidates or to maintain profitability.

We expect that private insurers and managed care organizations will consider the efficacy, cost effectiveness, and safety of our products or product candidates, including Oxtellar XR, Trokendi XR, Qelbree and APOKYN, in determining whether to approve reimbursement for such products or product candidates and to what extent they will provide reimbursement. Moreover, they will consider the efficacy and cost effectiveness of comparable or competitive products, including generic products, in making reimbursement decisions for our products. Because each third-party payor individually approves payment or reimbursement, obtaining these approvals can be a time consuming and expensive process, requiring us to provide scientific or clinical support for the use of each of our products or product candidates separately to each third-party payor. In some cases, it could take months or years before a particular private insurer or managed care organization reviews a particular product. Prior to that time, reimbursement may be negligible. We may ultimately be unsuccessful in obtaining coverage. In addition, our competitors may have more extensive existing business relationships with third-party payors that could adversely impact the coverage for our products.

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

We plan on building or expanding our sales and marketing capabilities in the U.S. to commercialize our product candidates if approved. This will require investing significant amounts of financial and management resources. If we are unable to establish and maintain adequate sales and marketing capabilities for our product candidates or do so in a timely manner, we may not be able to generate sufficient product revenues from our product candidates to be profitable. The cost of establishing and maintaining such marketing and sales capabilities may not be economically justifiable in light of the revenues generated by any of our product candidates. With the approval of Qelbree, our sales representatives who currently support Trokendi XR and Oxtellar XR will now devote their full efforts to the launch of Qelbree. In turn, these sales representatives will be replaced with a smaller contract field force, which could have a detrimental impact on the future sales performance of Trokendi XR and Oxtellar XR.

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
_______________
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

Following FDA approval of Qelbree in April 2021 for the treatment of ADHD in pediatric patients, additional indications may be submitted using the Section 505(b)(2) regulatory pathway. We plan to submit a filing under Section 505(b)(2) to the FDA for Qelbree in adults in the third quarter of 2021. The FDA may not approve our filing under Section 505(b)(2) for this for other indication(s), and therefore we would be required to submit a full NDA filing. In such a case, the time and financial resources required to obtain approval could also significantly increase.

In addition, we intend to complete the development of an infusion-pump delivery system containing apomorphine (SPN-830) and have submitted the NDA for SPN-830 to the FDA in September 2020. We received a refusal to file letter from the FDA and met with the FDA in March 2021 to clarify the steps required for the resubmission of the NDA for SPN-830. We are investing significant amounts of resources into the continued development of SPN-830. If we are unable to gain FDA approval for SPN-830 or are unable to successfully commercialize it, we may not be able to generate revenue to cover the cost of invested company resources invested in this product candidate. In addition, as discussed further below, failure to gain FDA approval could have an adverse effect on SPN-830’s commercial potential or could require additional costly studies.

If we fail to produce our products and product candidates in the volumes that we require on a timely basis or fail to comply with stringent regulations applicable to pharmaceutical drug manufacturers, we may face delays in the development and commercialization of our products and product candidates or be required to withdraw our products from the market.

We do not currently own or operate manufacturing facilities for the commercial production of any of our products or our product candidates, nor do we have plans to develop our own manufacturing operations at a commercial scale in the foreseeable future. We currently depend on third-party clinical manufacturing organizations (CMOs), who offer a comprehensive range of contract manufacturing and packaging services, in various countries for the supply of API for our products and product candidates, including drug substances for our preclinical research and clinical trials. For Trokendi XR, Oxtellar XR, Qelbree, MYOBLOC, XADAGO, and APOKYN, we currently rely on single source suppliers for raw materials, including API, as well as single source suppliers to produce and package final dosage forms.

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

Even though U.S. regulatory approval has been obtained for our products, the FDA may impose significant restrictions on their indicated uses, or may impose restrictions on marketing, or may impose requirements for costly post-approval studies. For example, both Trokendi XR and Oxtellar XR were approved on the basis of post-approval commitments, including the development of additional age-appropriate formulations of the drugs and the conduct of post-approval clinical studies in accordance with timelines laid out in the approval letters. The post-approval commitments required the creation of new drug product formulations, which we have not been able to accomplish. Despite significant efforts, in certain cases, we have been unable to meet the FDA's timelines. Refer to Part I, Item 1, Business, Post-approval Regulatory Requirements of the Annual Report on Form 10-K filed with the SEC on March 8, 2021, for more information. To date, the only consequence of our failure to meet our PREA commitment deadlines has been a notation on FDA websites, making the status of PREA publicly known.

We are also required to conduct an additional post-approval study with respect to Trokendi XR for the treatment of prophylaxis of migraine. If we do not meet our post-marketing commitments and are unable to show good cause for our inability to adhere to the timetables laid out in the approval letters, the FDA could take enforcement action against us, including withdrawal of approval. While we believe that we can show good cause for our inability to meet the timelines for our post-

approval study requirements, the FDA may disagree. Refer to Part I, Item 1, Business, Post-approval Regulatory Requirements, in the Annual Report on Form 10-K filed with the SEC on March 8, 2021, for more information.

We have post-marketing clinical and manufacturing studies and data commitments for MYOBLOC. We are required to conduct a post-marketing study of MYOBLOC for treatment of sialorrhea and spasticity.

We received approval for Qelbree from the FDA based on certain post-marketing commitments, including the requirement to conduct a clinical efficacy and six month open label safety extension study for ADHD in pediatric patients 4 to 5 years of age, a lactation study and a descriptive study related to the use of Qelbree during pregnancy, and to assess the risks of adverse events and potential complications.

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

An existing team of experienced Supernus sales representatives who supported Trokendi XR and Oxtellar XR will now devote their full focus to the launch of Qelbree. By removing these resources from the field promotion of Trokendi XR and Oxtellar XR and replacing them with a contract field force of smaller size there could be a detrimental impact on the performance of Trokendi XR and Oxtellar XR.

In September 2020, we submitted the NDA for SPN-830 to the FDA. In November 2020, we received a Refusal to File (RTF) letter from the FDA regarding the NDA in which the FDA determined that the NDA was not sufficiently complete to permit a substantive review. In the letter, the FDA requested certain documents and reports to be submitted in support of the NDA. In March 2021, we met with the FDA to discuss the path forward for resubmission of the SPN-830 NDA. The FDA provided additional clarity related to the contents of the RTF letter and the requirements for resubmission and we are working on responding to the FDA’s requirements to refile the NDA for SPN-830.

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

We do not own or operate manufacturing facilities for the production of any of our products or product candidates beyond Phase II clinical trials, nor do we have plans in the foreseeable future to develop our own manufacturing operations to support Phase III clinical trials or support commercial production. We currently depend on third-party CMOs for all of our required raw materials and drug substances for our preclinical research and clinical trials. For our commercial products, including Oxtellar XR, Trokendi XR, Qelbree and APOKYN, we currently rely on single source suppliers for raw materials, including API, and rely on third-party manufacturers for the production and packaging of final commercial products. In addition, we rely on a single source supplier of API for SPN-812 and API and infusion delivery pump system for SPN-830. If any of these vendors are unable to perform their obligations to us, including due to violations of the FDA's requirements, our ability to meet regulatory requirements, projected timelines, and necessary quality standards for the development or commercialization of products would be adversely affected. Further, if we were required to change vendors, it could result in substantial delays in our regulatory approval efforts, significantly increase our costs, and delay generation of revenues. Accordingly, the loss of any of our current or future third-party manufacturers or suppliers could have a material adverse effect on our business, results of operations, financial condition, and business prospects.

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

Qelbree may increase suicidal thoughts and behavior. Patients treated with Qelbree had higher rates of insomnia and irritability. These symptoms, along with other symptoms such as depressed mood, anxiety, agitation, akathisia, mania, hypomania, panic attacks, impulsive behavior, and aggression may represent precursors to emerging suicidal ideation or behavior. Patients treated with Qelbree should be observed for the emergence of these symptoms, especially within the first few months of treatment or when the dose is changed. Qelbree is not indicated in patients that also take monoamine oxidase inhibitors, or MAOIs, or those patients who take medicines metabolized by CYP1A2, such as theophylline.

Products that were or are currently on the market and use the same API as our product candidates, including Qelbree and SPN-817 (dietary supplements), were known to cause various side effects, including but not limited to: drowsiness; depression; hyperactivity; euphoria; extrapyramidal reactions; nausea; headache; diarrhea; vomiting; sleep difficulties; agitation; exacerbation of anxiety; sleepiness; mouth dryness; tachycardia; constipation and urinary difficulties. The labels for those products also included precautions and warnings about, among other things: convulsive events in patients that are treated for or have a prior history of epilepsy; inhibition of hepatic metabolism of certain drugs; risk of suicide before antidepressant clinical improvement; need for monitoring patients with cardiac, hepatic or renal insufficiency; or patients at risk for angle-closure glaucoma. The use of Qelbree and SPN-817 may cause similar side effects as compared to these reference products or may cause additional or different side effects.

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

For Qelbree, we are negotiating to enter into agreements with leading CMOs including Bachem for the production of API and Catalent Pharma Solutions, for the manufacture of the commercial products. These CMOs offer a comprehensive range of contract manufacturing services.

Refer to Part I, Item 1, Business, Collaborations and Licensing Agreements, of our Annual Report on Form 10-K for discussion on the different collaborations and licensing arrangements.

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

In April 2021, we received a second Paragraph IV Notice Letter from generic drug maker RiconPharma, LLC (“Ricon”) dated April 20, 2021 directed to nine of its Oxtellar XR Orange Book patents. The Company is currently reviewing the details of Ricon’s Notice Letter and intends to vigorously enforce its intellectual property rights relating to Oxtellar XR.

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

For more information, refer to Part II, Item 1—Legal Proceedings contained in this Quarterly Report on Form 10-Q.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
(a)     Sales of Unregistered Securities.

During the three months ended March 31, 2021, the Company granted options to employees to purchase an aggregate of 789,275 shares of common stock at a weighted-average exercise price of $29.61 per share. Once vested, the options are exercisable for a period of ten years from the grant date. The Company granted 21,110 restricted stock units to the board of directors at a weighted-average grant date fair value of $29.61 per share. The restricted stock units vest one year from the grant date. In addition, the Company granted 100,000 performance stock units to its employees at a weighted-average grant date fair value of $29.41 per share. These issuances are exempt from registration in reliance on Section 4(a)(2) of the Securities Act as transactions not involving a public offering.
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

101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in Inline XBRL: (i) Cover Page, (ii) Condensed Consolidated Statements of Earnings, (iii) Condensed Consolidated Statements of Comprehensive Earnings, (iv) Condensed Consolidated Balance Sheets, (v) Condensed Consolidated Statements of Changes in Stockholders' Equity, (vi) Condensed Consolidated Statements of Cash Flows, and (vii) the Notes to Condensed Consolidated Financial Statements, tagged in summary and detail.

104	The cover page of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in Inline XBRL (included with the Exhibit 101 attachments).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUPERNUS PHARMACEUTICALS, INC.

DATED: May 7, 2021	By:	/s/ Jack A. Khattar
Jack A. Khattar President and Chief Executive Officer

DATED: May 7, 2021	By:	/s/ James P. Kelly
James P. Kelly Executive Vice President and Chief Financial Officer