Form 10-Q
period 2021-06-30
SUPERNUS PHARMACEUTICALS, INC.
filed 2021-08-06
CIK 1356576

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☒ No
Securities registered pursuant to Section 12(b) of the Exchange Act

Title of each class	Outstanding at August 2, 2021	Trading Symbol	Name of each exchange on which registered
Common Stock, $0.001 par value per share	53,145,884	SUPN	The Nasdaq Global Market

SUPERNUS PHARMACEUTICALS, INC.
FORM 10-Q — QUARTERLY REPORT
FOR THE QUARTERLY PERIOD ENDED June 30, 2021

PART I — FINANCIAL INFORMATION

Supernus Pharmaceuticals, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share data)

	June 30,	December 31,
	2021	2020
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$223,771	$288,640
Marketable securities	186,070	133,893
Accounts receivable, net	137,275	140,877
Inventories, net	58,391	48,325
Prepaid expenses and other current assets	33,737	18,682
Total current assets	639,244	630,417
Long term marketable securities	445,473	350,359
Property and equipment, net	17,065	37,824
Intangible assets, net	352,628	364,342
Goodwill	77,963	77,911
Other assets	40,687	43,249
Total assets	$1,573,060	$1,504,102

Liabilities and stockholders’ equity
Current liabilities
Accounts payable and accrued liabilities	$79,993	$78,934
Accrued product returns and rebates	173,598	126,192
Contingent consideration, current portion	23,540	30,900
Other current liabilities	6,316	9,082
Total current liabilities	283,447	245,108
Convertible notes, net	370,383	361,751
Contingent consideration, long term	45,430	45,800
Operating lease liabilities, long term	36,143	28,579
Deferred income tax liabilities	32,986	35,215
Other liabilities	19,092	42,791
Total liabilities	787,481	759,244

Stockholders’ equity
Common stock, $0.001 par value; 130,000,000 shares authorized; 53,144,759 and 52,868,482 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	53	53
Additional paid-in capital	424,175	409,332
Accumulated other comprehensive earnings, net of tax	5,433	8,975
Retained earnings	355,918	326,498
Total stockholders’ equity	785,579	744,858

Total liabilities and stockholders’ equity	$1,573,060	$1,504,102

See accompanying notes.

Supernus Pharmaceuticals, Inc.
Condensed Consolidated Statements of Earnings
(in thousands, except share and per share data)

	Three Months ended June 30,		Six Months ended June 30,
	2021	2020	2021	2020
	(unaudited)		(unaudited)
Revenues
Net product sales	$138,628	$123,984	$267,009	$216,474
Royalty revenues	2,701	2,745	5,252	5,231
Total revenues	141,329	126,729	272,261	221,705

Costs and expenses
Cost of goods sold (a)	25,028	8,386	39,982	12,538
Research and development	15,455	22,247	49,735	41,184
Selling, general and administrative	69,535	48,103	130,992	89,717
Amortization of intangible assets	5,948	2,445	11,955	3,706
Contingent consideration gain	(8,750)	—	(7,730)	—
Total costs and expenses	107,216	81,181	224,934	147,145

Operating earnings	34,113	45,548	47,327	74,560

Other income (expense)
Interest expense	(5,467)	(5,815)	(11,564)	(11,570)
Interest and other income, net	2,589	7,477	6,401	13,254
Total other income (expense)	(2,878)	1,662	(5,163)	1,684

Earnings before income taxes	31,235	47,210	42,164	76,244

Income tax expense	7,509	12,543	12,744	20,059
Net earnings	$23,726	$34,667	$29,420	$56,185

Earnings per share
Basic	$0.45	$0.66	$0.56	$1.07
Diluted	$0.43	$0.65	$0.54	$1.05

Weighted-average shares outstanding
Basic	53,005,344	52,557,035	52,985,472	52,545,910
Diluted	54,724,146	53,645,828	54,601,533	53,611,418
______________________________
(a) Excludes amortization of acquired intangible assets

See accompanying notes.

Supernus Pharmaceuticals, Inc.
Condensed Consolidated Statements of Comprehensive Earnings
(in thousands)

	Three Months ended June 30,		Six Months ended June 30,
	2021	2020	2021	2020
	(unaudited)		(unaudited)
Net earnings	$23,726	$34,667	$29,420	$56,185
Other comprehensive earnings
Unrealized (loss) gain on marketable securities, net of tax	(816)	11,525	(3,542)	3,942
Other comprehensive (loss) income	(816)	11,525	(3,542)	3,942

Comprehensive earnings	$22,910	$46,192	$25,878	$60,127

See accompanying notes.

Supernus Pharmaceuticals, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
Six Months ended June 30, 2021 and 2020
(unaudited, in thousands, except share data)

j	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Earnings (Loss)	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2020	52,868,482	$53	$409,332	$8,975	$326,498	$744,858
Share-based compensation	—	—	4,371	—	—	4,371
Issuance of common stock in connection with the Company’s equity award plans	125,655	—	2,247	—	—	2,247
Net earnings	—	—	—	—	5,694	5,694
Unrealized loss on marketable securities, net of tax	—	—	—	(2,726)	—	(2,726)
Balance, March 31, 2021	52,994,137	$53	$415,950	$6,249	$332,192	$754,444
Share-based compensation	—	—	5,476	—	—	5,476
Issuance of common stock in connection with the Company’s equity award plans	150,622	—	2,749	—	—	2,749
Net earnings	—	—	—	—	23,726	23,726
Unrealized loss on marketable securities, net of tax	—	—	—	(816)	—	(816)
Balance, June 30, 2021	53,144,759	$53	$424,175	$5,433	$355,918	$785,579

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Earnings (Loss)	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2019	52,533,348	$53	$388,410	$7,417	$199,548	$595,428
Share-based compensation	—	—	3,988	—	—	3,988
Issuance of common stock in connection with the Company’s equity award plans	3,811	—	32	—	—	32
Net earnings	—	—	—	—	21,518	21,518
Unrealized loss on marketable securities, net of tax	—	—	—	(7,583)	—	(7,583)
Balance, March 31, 2020	52,537,159	$53	$392,430	$(166)	$221,066	$613,383
Share-based compensation	—	—	4,962	—	—	4,962
Issuance of common stock in connection with the Company’s equity award plans	86,925	—	1,437	—	—	1,437
Net earnings	—	—	—	—	34,667	34,667
Unrealized gain on marketable securities, net of tax	—	—	—	11,525	—	11,525
Balance, June 30, 2020	52,624,084	$53	$398,829	$11,359	$255,733	$665,974

See accompanying notes.

Supernus Pharmaceuticals, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)

	Six Months ended June 30,
	2021	2020
	(unaudited)
Cash flows from operating activities
Net earnings	$29,420	$56,185
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	13,213	4,778
Navitor investment R&D expense	15,000	—
Amortization of deferred financing costs and debt discount	8,632	8,179
Realized gains from sales of marketable securities	(219)	(3,316)
Amortization of premium/discount on marketable securities	(2,371)	984
Change in fair value of contingent consideration	(7,730)	—
Other noncash adjustments, net	(651)	359
Share-based compensation expense	9,847	8,950
Deferred income tax provision	(2,046)	(3,062)
Changes in operating assets and liabilities:
Accounts receivable	3,605	(20,431)
Inventories	(7,950)	1,955
Prepaid expenses and other assets	(18,003)	(5,943)
Accrued product returns and rebates	47,406	28,298
Accounts payable and other liabilities	(5,679)	23,931
Net cash provided by operating activities	82,474	100,867

Cash flows from investing activities
Purchases of marketable securities	(233,272)	(15,382)
Sales and maturities of marketable securities	83,844	257,936
Purchases of property and equipment	(1,508)	(3,072)
Acquisition of USWM, net of cash acquired	(950)	(297,200)
Deferred legal fees	(453)	(24)
Investment in Navitor Pharmaceuticals, Inc.	—	(15,000)
Net cash used in investing activities	(152,339)	(72,742)

Cash flows from financing activities
Proceeds from issuance of common stock	4,996	1,469
Net cash provided by financing activities	4,996	1,469

Net change in cash and cash equivalents	(64,869)	29,594
Cash and cash equivalents at beginning of year	288,640	181,381
Cash and cash equivalents at end of period	$223,771	$210,975

Supplemental cash flow information
Cash paid for interest on convertible notes	$1,258	$1,258
Cash paid for income taxes	20,696	607
Cash paid for operating leases	4,036	1,991

Noncash investing and financing activities
Contingent consideration liability accrued in USWM Acquisition	$—	$115,700
Lease assets obtained for new leases	$284	$24,738
Deferred legal fees and fixed assets included in accounts payable and accrued expenses	$—	$365
See accompanying notes.

Supernus Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
1.    Business Organization

Supernus Pharmaceuticals, Inc. (the Company) is a biopharmaceutical company focused on developing and commercializing products for the treatment of central nervous system (CNS) diseases. The Company's diverse neuroscience portfolio includes approved treatments for epilepsy, migraine, attention-deficit hyperactivity disorder (ADHD), hypomobility in Parkinson’s Disease (PD), cervical dystonia, and chronic sialorrhea. The Company is also developing a broad range of novel CNS product candidates including new potential treatments for ADHD, hypomobility in PD, epilepsy, depression, and rare CNS disorders.

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

In April 2021, the U.S. Food and Drug Administration (FDA) approved Qelbree (SPN-812) for the treatment of ADHD in pediatric patients 6 to 17 years of age. In May 2021, the Company launched Qelbree in the U.S.

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

On April 21, 2020, the Company entered into a Development and Option Agreement (Development Agreement) with Navitor Pharmaceuticals, Inc. (Navitor Inc.) and also acquired an ownership position in Navitor Inc. Under the terms of the Development Agreement, the Company and Navitor Inc. will jointly conduct a Phase II clinical program for NV-5138 (SPN-820) in TRD. In March 2021, Navitor Inc. underwent a legal restructuring whereby Navitor Inc. became a wholly owned subsidiary of a newly formed limited liability company, Navitor Pharmaceuticals, LLC (Navitor LLC). Refer to Note 5, Investments, for further discussion on the Navitor Development Agreement and equity investment.

COVID-19 Impact

While the impact of the ongoing COVID-19 pandemic did not have a material adverse effect on the Company's financial position or results of operations for the three and six months ended June 30, 2021, the Company continues to closely monitor the events and circumstances surrounding the COVID-19 pandemic and its impact on all aspects of our business operations. Since the situation surrounding the COVID-19 pandemic remains fluid and the duration uncertain, the long-term nature and extent of the impacts of the pandemic on the Company's business operations and financial position cannot be reasonably estimated at this time.
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
Reclassifications
Certain prior year amounts in the condensed consolidated statements of cash flows have been reclassified to conform to the current year condensed financial statement presentation. These reclassifications had no effect on operating cash flows or on our other condensed consolidated financial statements for the three and six months ended June 30, 2021 and 2020.
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

The extent to which the COVID-19 pandemic may directly or indirectly impact our business, financial condition and results of operations is highly uncertain and subject to change. As a result, certain of our estimates and assumptions, including the provision for sales deductions, the creditworthiness of customers entering into revenue arrangements, and the fair values of our financial instruments, require increased judgment and carry a higher degree of variability and volatility that could result in material changes to our estimates in future periods.
Advertising Expense
Advertising expense includes the cost of promotional materials and activities, such as printed materials and digital marketing, marketing programs and speaker programs. The cost of the Company's advertising efforts are expensed as incurred.

The Company incurred approximately $21.8 million and $37.1 million in advertising expense for the three and six months ended June 30, 2021, respectively, and approximately $10.9 million and $22.5 million for the three and six months ended June 30, 2020, respectively. These expenses are recorded as a component of Selling, general and administrative expenses in the condensed consolidated statements of earnings.
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
New Accounting Pronouncements Not Yet Adopted
ASU 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity's Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity's Own Equity - The new standard, issued in August 2020, simplifies the accounting and disclosures for convertible instruments and contracts. This guidance will be effective on January 1, 2022 on a prospective basis. The Company is currently evaluating the impact of the new guidance on its consolidated financial statements.
3. USWM Acquisition

On June 9, 2020 (the Closing Date), the Company completed its acquisition of all of the outstanding equity of USWM Enterprises, a privately-held biopharmaceutical company, pursuant to a Sale and Purchase Agreement with US WorldMeds Partners, LLC (Seller), dated April 28, 2020 (the Agreement). Under the terms of the Agreement, the Company acquired the right to further develop and commercialize APOKYN, XADAGO, and the Apomorphine Infusion Pump (SPN-830; the In Process Research and Development (IPR&D) asset) in the U.S. and MYOBLOC worldwide (the Products) for an upfront cash payment of $297.2 million, subject to working capital adjustments, and the potential for additional contingent consideration payments of up to $230 million.

The potential $230 million in contingent consideration payments includes up to $130 million for the achievement of certain SPN-830 regulatory and commercial activities (regulatory and developmental contingent consideration payments) and up to $100 million related to future sales performance of the Products (sales-based contingent consideration payments). The regulatory and developmental contingent consideration payments include a $25 million milestone due upon the FDA's acceptance of the SPN-830 New Drug Application (NDA) for review. The remaining $105 million of the $130 million regulatory and developmental contingent consideration includes payments upon the FDA's regulatory approval and subsequent commercial launch by the Company of SPN-830, if approved. One of the regulatory milestones has a time-based mechanism for full or partial achievement. The $100 million sales-based contingent consideration payments include a $35 million milestone due upon achievement of certain U.S. net product sales of APOKYN during 2021. The remaining $65 million of the $100 million sales-based contingent consideration payments relate to the achievement of certain net product sales of the Products in 2022 and 2023. Refer to “Contingent Consideration” section below for further discussion.

In the second quarter of 2021 and within one year from the Closing Date, the Company finalized its accounting for the business combination, including the purchase price allocation; the Company recorded measurement period adjustments related to the purchase price consideration, finalization of the accounting for the lease (refer to Note 12, Leases), the fair values of inventory and intangible assets, and deferred tax liabilities based on refinements to inputs used in the estimates.

Purchase Price Consideration
The following table summarizes the purchase price consideration (unaudited):

	As Initially Reported	Measurement Period Adjustments (1)	As Adjusted
Cash consideration	$304,194	$2,291	$306,485
Estimated fair value of contingent consideration	115,700	(40,900)	74,800
Estimated total purchase consideration	$419,894	$(38,609)	$381,285

Cash consideration to Seller - net of cash acquired	$297,200	$2,291	$299,491
______________________________
(1) Measurement period adjustments reflect additional payments to Seller following the Closing Date for working capital adjustments on the purchase price consistent with the Agreement and an adjustment to the initial estimate of fair value of the contingent consideration.

The Company paid the Seller $297.2 million in cash at the Closing Date. From the Closing Date through the end of the measurement period, the Company incurred additional cash payments to Seller totaling $2.3 million for working capital adjustments on the purchase price consistent with the Agreement resulting in an increase to the original cash consideration paid to the Seller. Of the $2.3 million additional payments, $1.0 million was incurred in the second quarter of 2021 and the remainder was reported and paid in 2020.

Contingent Consideration

In addition to the cash paid to the Seller, contingent payments of up to $230 million are also due to the Seller upon the achievement of certain milestones related to the development of SPN-830 and sale of the Products. The possible outcomes for the contingent consideration range from $0, if no milestone is achieved, to $230 million on an undiscounted basis if all milestones are achieved.

The Company initially recorded a contingent consideration liability of $115.7 million as of the Closing Date to reflect the estimated fair value of the contingent consideration based on information available at that time. The estimated fair value of the contingent consideration was determined using a Monte Carlo simulation for the sales-based contingent consideration payments and an income approach for the regulatory and developmental contingent consideration payments. The key assumptions considered in estimating the fair value include the estimated probability and timing of milestone achievement, such as the probability and timing of obtaining regulatory approval, discount rate, the estimated revenue volatility and the estimated amount and timing of projected revenues from the Products. Subsequent to the Closing Date, the Company adjusted the contingent consideration fair value based on new information related to the facts and circumstances that existed as of the acquisition date related to the timing of meeting the conditions of the milestone payments that are contingent upon regulatory approval and commercial launch of the acquired IPR&D asset as well as the estimated timing of projected revenues from the Products. As a result, the Company recorded in the fourth quarter of 2020, a measurement period adjustment of $40.9 million, which decreased the estimated fair value of the contingent consideration liability as of Closing Date to $74.8 million. Refer to contingent consideration discussion in Note 6, Fair Value of Financial Instruments.

Fair Value of Net Assets Acquired

The following table presents the Company’s estimates of the fair value of the assets acquired and liabilities assumed as of the Closing Date, and subsequent measurement period adjustments recorded (unaudited, dollars in thousands):

	As Initially Reported	Measurement Period Adjustments (1)	As Adjusted
Cash and cash equivalents	$6,994	$—	$6,994
Accounts receivable, net	18,474	—	18,474
Inventories, net (2)	10,400	1,200	11,600
Prepaid expenses and other current assets	3,564	—	3,564
Property and equipment, net	454	—	454
Finance lease asset (3)	22,747	(22,747)	—
Operating lease asset (3)	—	11,029	11,029
Intangible assets (4)	387,000	(32,000)	355,000
Other assets	340	—	340
Total fair value of assets acquired	449,973	(42,518)	407,455
Accounts payable	(2,573)	—	(2,573)
Accrued expenses and other current liabilities	(23,339)	—	(23,339)
Finance lease liability (3)	(22,747)	22,747	—
Operating lease liability (3)	—	(11,029)	(11,029)
Deferred income tax liabilities, net (5)	(69,515)	2,323	(67,192)
Total fair value of liabilities assumed	(118,174)	14,041	(104,133)
Total identifiable net assets	$331,799	$(28,477)	$303,322
Goodwill	88,095	(10,132)	77,963
Total purchase price (6)	$419,894	$(38,609)	$381,285
______________________________
(1) Measurement period adjustments reflect adjustments based on information related to the facts and circumstances that existed as of the acquisition date.
(2) Refer to discussion on Acquired Inventory below for measurement period adjustments to inventory.
(3) Refer to Note 12, Leases, for further discussion of the acquired lease asset and assumed lease liability.
(4) Refer to discussion on Acquired Intangible Assets below for measurement period adjustments to intangible assets.
(5) Includes tax attributes that are subject to tax limitations. Measurement period adjustment is primarily due to the tax impact of the changes in the initial estimate of the fair value of intangible assets and inventories and estimates of tax attributes and positions.
(6) Measurement period adjustments include an adjustment to the fair value of the contingent consideration net of the additional cash payment made to the Seller.

Acquired Inventory

The estimated fair value of the inventory was determined using the comparative sales method, which estimated the expected sales price of the product, reduced by all costs expected to be incurred to complete or to dispose of the inventory, as well as a profit on the sale. The Company recorded a total measurement adjustment of $1.2 million consisting of a $1.9 million adjustment in the second quarter of 2021 due to refinements to inputs and assumptions related to the costs to dispose, offset by a $0.7 million adjustment recorded in the fourth quarter of 2020 due to refinements to the inputs and assumptions pertaining to the estimate of acquired inventories' obsolescence based on review of product dating information.

Acquired Intangible Assets

The acquired intangible assets include the acquired IPR&D asset and the acquired developed technology and product rights. The Company determined the estimated fair value of the acquired intangible assets as of the Closing Date using the income approach. The fair value measurements of the acquired intangible assets were determined based on significant unobservable inputs and therefore, represent a Level 3 fair value measurement. Some of the more significant inputs and assumptions used in the intangible assets valuation include: the timing and probability of success of clinical and regulatory approvals for the IPR&D asset, the estimated future cash flows from Product sales, the timing and projection of costs and expenses, discount rates and tax rates.

The Company initially recorded a fair value of intangible assets of $387 million, which consisted of $150 million related to the acquired IPR&D and $237 million related to acquired developed technology and Product rights. The initial estimate of the fair value of intangible assets recorded as of the Closing Date is based on information available at that time. In the fourth quarter of 2020, the Company recorded measurement period adjustments of $32 million, which adjusted the initial estimated fair value of the intangible assets to $355 million as of the Closing Date. The revisions were based on updated assumptions and information related to the facts and circumstances that existed as of the acquisition date. The Company updated assumptions with respect to the timing of regulatory approval and the commercialization of the acquired IPR&D asset. In addition, the Company also made refinements of the estimates of projected cash flows based on review of terms of the contractual arrangements associated with the acquired Products.

In the second quarter of 2021, the Company made further refinements to its estimates of projected cash flows based on review of Product costs and expense inputs which resulted in an increase to the fair value of the IPR&D asset of $1 million and an offsetting decrease in the fair value of the acquired developed technology and products rights of $1 million. The total estimated fair value of the intangible assets as of the Closing Date, and as of June 30, 2021, remained at $355 million.

The following table summarizes the purchase price allocation, and the average remaining useful lives for identifiable intangible assets (unaudited, dollars in thousands):

	Estimated Fair Value	Estimated Useful Lives as of Closing Date (in years)
Acquired IPR&D	$124,000	n/a
Acquired developed technology and product rights	231,000	10.5 - 12.5
Total intangible assets	$355,000

Acquired intangible assets, excluding the acquired IPR&D asset, are amortized over their estimated useful lives on a straight-line basis. The IPR&D asset is considered indefinite-lived, until the successful completion or abandonment of the associated research and development efforts.

Goodwill

Goodwill was calculated as the excess of the consideration paid consequent to completing the acquisition, compared to the net assets recognized. Goodwill represents the future economic benefits from the other acquired assets, and which could not be individually identified and separately valued. Goodwill is primarily attributable to the additional acquired growth platforms and an expanded revenue base. Goodwill is not deductible for tax purposes.

Pro forma Information

The following table presents the unaudited pro forma combined financial information as if the USWM Acquisition had occurred on January 1, 2019 (dollars in thousands):

	Three Months ended June 30, 2020	Six Months ended June 30, 2020
Pro forma total revenues	$151,803	$284,965
Pro forma net earnings	39,220	62,700

The unaudited pro forma combined financial information is based on historical financial information as well the Company’s allocation of the purchase price. In order to reflect the occurrence of the acquisition as if it occurred on January 1, 2019, the unaudited pro forma combined financial information reflects the adoption of ASC 842, Leases; the recognition of additional amortization expense on intangible assets, the removal of historical amortization charges and the elimination of non-recurring acquisition-related transaction costs.

The unaudited pro forma combined financial information should not be considered indicative of the results that would have occurred if the acquisition had been consummated on the assumed completion date, nor are they indicative of future results.

4. Disaggregated Revenues
The following table summarizes the disaggregation of revenues by product or source, (dollars in thousands):

	Three Months ended June 30,		Six Months ended June 30,
	2021	2020	2021	2020
	(unaudited)		(unaudited)
Net product sales
Trokendi XR	$78,777	$89,674	$150,596	$158,225
Oxtellar XR	25,022	23,680	52,392	47,619
APOKYN	26,981	8,600	48,711	8,600
MYOBLOC (1)	4,641	1,229	8,881	1,229
XADAGO	2,892	801	6,114	801
Qelbree	315	—	315	—
Total net product sales	$138,628	$123,984	$267,009	$216,474
Royalty revenues	2,701	2,745	5,252	5,231
Total revenues	$141,329	$126,729	$272,261	$221,705
______________________________
(1) In April 2021, the Company notified the European Medicine Agency that it will cease the marketing of rimabotulinumtoxinB in European countries where it has been marketed as NeuroBloc.

Trokendi XR accounted for 57% and 56% of the Company’s total net product sales for the three and six months ended, June 30, 2021, respectively, and approximately 73% of the Company's total net product sales for both the three and six months ended, June 30, 2020.
The Company's three major customers, AmerisourceBergen Drug Corporation, Cardinal Health, Inc. and McKesson Corporation, individually accounted for more than 25% of our total net product sales and collectively accounted for more than 85% of our total net product sales in both 2021 and 2020.
The Company recognized noncash royalty revenue of $2.2 million and $4.4 million, for the three and six months ended June 30, 2021, respectively. The Company recognized noncash royalty revenue of $2.3 million and $3.9 million, for the three and six months ended June 30, 2020, respectively. Refer to Note 15, Commitments and Contingencies.

5. Investments

Marketable Securities
Unrestricted available-for-sale marketable securities held by the Company are as follows, (dollars in thousands):

	June 30, 2021	December 31, 2020
	(unaudited)
Amortized cost	$624,324	$472,306
Gross unrealized gains	7,512	11,987
Gross unrealized losses	(293)	(41)
Total fair value	$631,543	$484,252

The contractual maturities of the unrestricted available-for-sale marketable securities held by the Company are as follows, (dollars in thousands):

June 30, 2021
(unaudited)
Less than 1 year	$186,070
1 year to 2 years	202,969
2 years to 3 years	211,603
3 years to 4 years	30,901
Greater than 4 years	—
Total	$631,543
As of June 30, 2021, there was no impairment due to credit loss on any available-for-sale marketable securities.

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

Prior to the Navitor Restructuring, the investment was accounted for under the practical expedient allowed for equity securities without readily determinable fair value, which is cost minus impairment plus any changes in observable price changes from an orderly transaction of similar investments in Navitor Inc. Following the legal restructuring and exchange of the preferred shares for member equity units of Navitor LLC, the investment was accounted for under the equity method of accounting due to the Company’s ability to exert significant influence, but not control the financial and operating decisions. The majority of the assets and liabilities recorded in Navitor LLC’s financial statements represent working capital items and cash that are being used for research and development purposes and are significantly lower than the Company’s investment in Navitor LLC. This created a significant basis difference for the Company’s investment in the underlying net assets, requiring the Company to account for the investee as if it were a consolidated subsidiary in a manner consistent with the provisions of ASC 805, Business Combinations, to apply the acquisition method of accounting. The Company has determined that substantially all of the fair value of the investment is attributable to a single IPR&D asset. As a result, the investee is not considered a business as defined in ASC 805. In the first quarter of 2021, the $15 million investment, which was previously recorded in Other assets in the condensed consolidated balance sheets, was expensed and recorded in Research and development expense in the condensed consolidated statements of earnings.

The maximum exposure to losses related to the investee is a maximum of approximately $50 million in expense for Phase I and Phase II development of NV-5138 (SPN-820), and the cost of other development and formulation activities provided by the Company.

The Company has provided no financing to the investee other than amounts required under the Development Agreement.
6.    Fair Value of Financial Instruments and Contingent Consideration

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
The fair value of the restricted marketable securities which are classified as level 2 financial assets is recorded in Other assets on the condensed consolidated balance sheets. There were no level 3 financial assets as of June 30, 2021 or December 31, 2020. There have been no transfers of assets or liabilities into or out of Level 3 of the fair value hierarchy.
Financial Assets and Liabilities Recorded at Fair Value on a Recurring Basis
The Company’s financial assets that are required to be measured at fair value on a recurring basis are as follows (dollars in thousands):

		Fair Value Measurements at June 30, 2021 (unaudited)
	Total Fair Value at June 30, 2021	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents
Cash	$200,493	$200,493	$—	$—
Money market funds	23,278	23,278	—	—
Marketable securities
Corporate debt securities	183,944	253	183,691	—
Municipal debt securities	2,126	—	2,126
Long term marketable securities
Corporate debt securities	445,473	—	445,473	—
Other noncurrent assets
Marketable securities - restricted (SERP)	604	5	599	—
Total assets at fair value	$855,918	$224,029	$631,889	$—
Liabilities:
Contingent consideration	$68,970	$—	$—	$68,970
Total liabilities at fair value	$68,970	$—	$—	$68,970

		Fair Value Measurements at December 31, 2020
	Total Fair Value at December 31, 2020	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents
Cash	$218,550	$218,550	$—	$—
Money market funds	70,090	70,090	—	—
Marketable securities
Corporate debt securities	133,893	—	133,893	—
Long term marketable securities
Corporate debt securities	350,359	256	350,103	—
Other noncurrent assets
Marketable securities - restricted (SERP)	547	3	544	—
Total assets at fair value	$773,439	$288,899	$484,540	$—
Liabilities:
Contingent consideration	$76,700	$—	$—	76,700
Total liabilities at fair value	$76,700	$—	$—	$76,700

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
Contingent Consideration
The contingent consideration liabilities are measured at fair value on a recurring basis. In the fourth quarter of 2020, the Company recorded a measurement period adjustment of $40.9 million. Refer to Note 3, USWM Acquisition. In the second quarter of 2021, the Company recorded a change in fair value of $7.7 million, which is primarily due to the write-down of the sales based contingent consideration liabilities offset by an increase in the estimated fair value of regulatory and developmental milestones due to passage of time. The Company assessed that these sales-based milestones will not be achieved based on the revised net sales projections. The probability of achieving these milestones were significantly lower compared to prior estimates. The Company updated its projected net sales of the Products based on recent historical sales trend experience.

The following table provides a reconciliation of the beginning and ending balances related to the contingent consideration for the USWM Acquisition and composition of the contingent consideration liabilities (dollars in thousands):

		Balance
Initial measurement at Closing Date at June 9, 2020		115,700
Measurement period adjustment		(40,900)
Change in fair value recognized in earnings		1,900
Balance at December 31, 2020		$76,700

Balance at December 31, 2020		$76,700
Change in fair value recognized in earnings (unaudited)		(7,730)
Balance at June 30, 2021 (unaudited)		$68,970

	June 30, 2021	December 31, 2020
	(unaudited)
Regulatory and developmental contingent consideration liabilities	$68,970	$68,000
Sales-based contingent consideration liabilities	—	8,700
Total	$68,970	$76,700
7.    Goodwill and Intangible Assets, Net

The following table sets forth the gross carrying amounts and related accumulated amortization of intangibles assets and goodwill (dollars in thousands):

	Remaining Weighted- Average Life (Years)	June 30, 2021	December 31, 2020
	(unaudited)
Goodwill		$77,963	$77,911

Intangible assets:
Acquired IPR&D		$124,000	$123,000
Definite-lived intangible assets
Acquired developed technology and product rights	9.50 - 11.50	231,000	232,000
Capitalized patent defense costs	1.50 - 5.75	43,820	43,579
		398,820	398,579
Less accumulated amortization		(46,192)	(34,237)
Total intangible assets, net		$352,628	$364,342

The increase in goodwill represents measurement period adjustments recorded in 2021 related to the finalization of the business combination accounting of the USWM Acquisition. Refer to Note 3, USWM Acquisition.

Patent defense costs are deferred legal fees incurred in conjunction with defending patents for Oxtellar XR and Trokendi XR. U.S. patents covering Oxtellar XR and Trokendi XR will expire no earlier than 2027. In regard to Trokendi XR, the Company entered into settlement agreements that allow third parties to enter the market by January 1, 2023, or earlier under certain circumstances.

Amortization expense for intangible assets was approximately $5.9 million and $12.0 million for the three and six months ended June 30, 2021, respectively, and approximately $2.4 million and $3.7 million for the three and six months ended June 30, 2020, respectively. The increase in expense is due to amortization of the acquired developed technology and product rights from the USWM Acquisition.

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

The liability component of the 2023 Notes consists of the following, (dollars in thousands):

	June 30, 2021	December 31, 2020
	(unaudited)
2023 Notes	$402,500	$402,500
Unamortized debt discount and deferred financing costs	(32,117)	(40,749)
Total carrying value	$370,383	$361,751

Fair value (Level 2)	$398,727	$383,381
No 2023 Notes were converted as of June 30, 2021 or December 31, 2020.
9.    Share-Based Payments
Share-based compensation expense is as follows (dollars in thousands):

	Three Months ended June 30,		Six Months ended June 30,
	2021	2020	2021	2020
	(unaudited)		(unaudited)
Research and development	$706	$818	$1,294	$1,499
Selling, general and administrative	4,770	4,144	8,553	7,451
Total	$5,476	$4,962	$9,847	$8,950

Stock Option and Stock Appreciation Rights
The following table summarizes stock option and stock appreciation rights (SAR) activities (unaudited):

	Number of Options	Weighted- Average Exercise Price (per share)	Weighted- Average Remaining Contractual Term (in years)
Outstanding, December 31, 2020	5,451,862	$23.26	6.28
Granted	812,825	$29.63
Exercised	(197,463)	$19.59
Forfeited	(190,176)	$30.78
Outstanding, June 30, 2021 (unaudited)	5,877,048	$24.02	6.43

As of December 31, 2020:
Vested and expected to vest	5,451,862	$23.26	6.28
Exercisable	3,218,771	$19.36	4.77

As of June 30, 2021:
Vested and expected to vest	5,877,048	$24.02	6.43
Exercisable	3,717,675	$21.21	5.07

Restricted Stock Units
The following table summarizes restricted stock unit (RSU) activities (unaudited):

	Number of RSUs	Weighted-Average Grant Date Fair Value per Share
Nonvested, December 31, 2020	26,055	$23.99
Granted	21,110	$29.61
Vested	(26,055)	$23.99
Forfeited	—	$—
Nonvested, June 30, 2021	21,110	$29.61
Performance Share Units

The following table summarizes performance share unit (PSU) activities (unaudited):

	Performance-Based Units		Market-Based Units		Total PSUs
	Number of PSUs	Weighted- Average Grant Date Fair Value per Share	Number of PSUs	Weighted- Average Grant Date Fair Value per Share	Number of PSUs	Weighted- Average Grant Date Fair Value per Share
Nonvested, December 31, 2020	—	$—	15,625	$23.41	15,625	$23.41
Granted	95,000	$29.74	20,000	$28.63	115,000	$29.55
Nonvested, June 30, 2021	95,000	$29.74	35,625	$26.34	130,625	$28.81

There were no vested and forfeited PSU awards during the three and six months ended June 30, 2021.
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

In addition to the above described effect of the 2023 Notes and the related Convertible Note Hedge and Warrant Transactions, the Company also excluded the common stock equivalents of the following outstanding stock-based awards in the calculation of diluted EPS, because their inclusion would be anti-dilutive:

	Three Months ended June 30,		Six Months ended June 30,
	2021	2020	2021	2020
	(unaudited)		(unaudited)
Stock options, RSUs, PSUs	1,157,397	2,999,885	1,313,316	3,022,165

The following table sets forth the computation of basic and diluted net earnings per share for the three and six months ended June 30, 2021 and 2020 (dollars in thousands, except share and per share amounts):

	Three Months ended June 30,		Six Months ended June 30,
	2021	2020	2021	2020
	(unaudited)		(unaudited)
Numerator:
Net earnings	$23,726	$34,667	$29,420	$56,185
Denominator:
Weighted average shares outstanding, basic	53,005,344	52,557,035	52,985,472	52,545,910

Effect of dilutive securities:
Stock options, RSUs and SARs	1,718,802	1,088,793	1,616,061	1,065,508
Weighted average shares outstanding, diluted	54,724,146	53,645,828	54,601,533	53,611,418

Earnings per share, basic	$0.45	$0.66	$0.56	$1.07
Earnings per share, diluted	$0.43	$0.65	$0.54	$1.05
11.    Income Tax Expense
The following table provides information regarding the Company’s income tax expense for the three and six months ended June 30, 2021 and 2020 (dollars in thousands):

	Three Months ended June 30,		Six Months ended June 30,
	2021	2020	2021	2020
	(unaudited)		(unaudited)
Income tax expense	$7,509	$12,543	$12,744	$20,059
Effective tax rate	24.1%	26.6%	30.2%	26.3%

Income tax expense for the three and six months ended June 30, 2021, as compared to the same periods in the prior year, decreased primarily due to lower income before taxes in 2021. The effective income tax rate decreased for the three months ended June 30, 2021, as compared to the same period in the prior year, primarily due to a non-taxable contingent consideration gain recognized in the second quarter of 2021. The effective income tax rate increased for the six months ended June 30, 2021, as compared to the same period in the prior year, mainly due to changes in the effective state tax rates as a result of the transfer of workforce between legal entities in the first quarter of 2021.
12.    Leases

Headquarters and Fleet Vehicles

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

Contract Manufacturing Lease

Contemporaneous with the USWM Acquisition, USWM Enterprises adopted ASC 842, Leases. USWM Enterprises had an existing contract manufacturing agreement with Merz Pharma GmbH & Co. KGaA (Merz), for the manufacture and supply of rimabotulinumtoxinB finished products (Merz Agreement). Pursuant to the Merz Agreement, Merz agreed to provide a dedicated manufacturing facility that included a stand-alone building, dedicated clean room suites, dedicated manufacturing and purification equipment, and filling and packaging production lines (collectively, the manufacturing facility) to manufacture finished products. The Merz Agreement will expire in July 2027, unless the Company and Merz mutually agree to extend the terms. The Merz Agreement may not be terminated for convenience.

Under the terms of the agreement, the Company is required to purchase a minimum quantity of finished products on an annual basis. This minimum purchase requirement represents the in-substance fixed contract consideration associated with the dedicated manufacturing facility which the Company accounts for as an embedded lease.

At the Closing Date of the USWM Acquisition, the Company preliminarily classified the embedded lease as a finance lease and preliminarily elected not to separate the lease and non-lease components. In the second quarter of 2021, the Company finalized its accounting of the USWM Acquisition. During the measurement period, the Company determined the fair market value of rent for the lease components and fair market value of the manufacturing facility associated with the Merz embedded lease. As a result, the Company made an accounting policy election, by class of underlying asset, to not combine lease and non-lease components for the manufacturing facility. A portion of the in-substance fixed contract consideration was allocated to the lease component based on the stand-alone selling price. Accordingly, the Company has finalized and updated the classification of the embedded lease from a finance lease to an operating lease. Refer to Note 3, USWM Acquisition, for further discussion.
Operating and finance lease assets and lease liabilities as reported on the condensed consolidated balance sheets are as follows (dollars in thousands):

	Balance Sheet Classification	June 30, 2021	December 31, 2020
		(unaudited)
Assets
Operating lease assets	Other assets	$29,665	$20,231
Finance lease asset	Property and equipment, net	—	20,874
Total lease assets		$29,665	$41,105

Liabilities
Lease liabilities, current
Operating lease liabilities, current portion	Accounts payable and accrued liabilities	$5,900	$3,760
Finance lease liability, current portion	Other current liabilities	—	3,761
Lease liabilities, long term
Operating lease liabilities, long term	Operating lease liabilities, long term	36,143	28,579
Finance lease liability, long term	Other liabilities	—	20,235
Total lease liabilities		$42,043	$56,335
13.    Composition of Other Balance Sheet Items
The following details the composition of other balance sheet items (dollars in thousands for amounts in tables):
Accounts Receivables
As of June 30, 2021 and December 31, 2020, the Company has reduced accounts receivable by approximately $11.6 million and $11.4 million, respectively. Prompt pay discount and contractual service fees, which were originally recorded as reduction to revenues, represents estimated amounts not expected to be paid by our customers. The Company's customers are primarily pharmaceutical wholesalers and distributors and specialty pharmacies. Receivables from our three major customers account for more than 85% of our total receivables.

Inventories

	June 30, 2021	December 31, 2020
	(unaudited)
Raw materials	$28,159	$22,208
Work in process	15,193	8,985
Finished goods	15,039	17,132
Total	$58,391	$48,325

In May 2021, the Company launched Qelbree for the treatment of ADHD in pediatric patients 6 to 17 years of age in the U.S. Pre-launch inventory costs for Qelbree were $19.1 million as of December 31, 2020. Qelbree inventory was $34.2 million as of June 30, 2021.

Inventories include acquired inventory from the USWM Acquisition. Refer to Note 3, USWM Acquisition, for further discussion of the USWM Acquisition.
Property and Equipment

	June 30, 2021	December 31, 2020
	(unaudited)
Lab equipment and furniture	$11,992	$12,526
Leasehold improvements	12,453	15,183
Software	2,023	2,295
Finance lease assets (1)	—	22,747
Computer equipment	1,156	2,113
	27,624	54,864
Less accumulated depreciation and amortization	(10,559)	(17,040)
Total	$17,065	$37,824
_______________________________
(1) Refer to Note 12, Leases.
Depreciation and amortization expense on property and equipment was approximately $0.7 million and $1.3 million for the three and six months ended June 30, 2021, respectively, and approximately $0.6 million and $1.1 million for the three and six months ended June 30, 2020, respectively. The Company retired certain fully depreciated property and equipment for the three and six months ended June 30, 2021.

Accounts Payable and Accrued Liabilities

	June 30, 2021	December 31, 2020
	(unaudited)
Accounts payable	$7,229	$6,147
Accrued royalties (1)	13,183	13,890
Accrued product costs	13,045	9,587
Accrued compensation	12,926	16,008
Accrued professional fees	11,993	7,730
Accrued clinical trial costs (2)	7,167	12,842
Operating lease liabilities, current portion (3)	5,900	3,760
Other accrued expenses	8,550	8,970
Total	$79,993	$78,934
_______________________________
(1) Refer to Note 15, Commitments and Contingencies.
(2) Includes preclinical and all clinical trial-related costs.
(3) Refer to Note 12, Leases.

Accrued Product Returns and Rebates

	June 30, 2021	December 31, 2020
	(unaudited)
Accrued product rebates	$140,718	$96,589
Accrued product returns	32,880	29,603
Total	$173,598	$126,192

Other Liabilities

	June 30, 2021	December 31, 2020
	(unaudited)
Nonrecourse liability related to sale of future royalties, long term	$10,024	$13,410
Finance lease liability, long term (1)	—	20,235
Other liabilities	9,068	9,146
Total	$19,092	$42,791
______________________________
(1) Refer to Note 12, Leases.

14.    Interest Expense
The following details the composition of interest expense (dollars in thousands):

	Three Months ended June 30,		Six Months ended June 30,
	2021	2020	2021	2020
	(unaudited)		(unaudited)
Interest expense	$(4,498)	$(4,792)	$(9,560)	$(9,485)
Interest expense on nonrecourse liability related to sale of future royalties	(969)	(1,023)	(2,004)	(2,085)
Total	$(5,467)	$(5,815)	$(11,564)	$(11,570)

Interest expense includes noncash interest expense related to amortization of deferred financing costs, and amortization of the debt discount on the 2023 Notes of $4.3 million and $8.6 million for the three and six months ended June 30, 2021, respectively, and $4.2 million and $8.2 million for the three and six months ended June 30, 2020, respectively.
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

In addition to the annual minimum purchase quantity requirements of MYOBLOC, amounting to an estimated €3.0 million annually, under the contract manufacturing agreement with Merz for manufacture and supply, USWM Enterprises had an existing license and distribution agreement for XADAGO. This included an annual minimum promotional spend to support the marketing of XADAGO for the first five years of the agreement. As of June 30, 2021, the remaining contractual commitment for XADAGO is $2.0 million for the period from July 2021 to June 2022. Refer to Note 3, USWM Acquisition, for further discussion on the USWM Acquisition and Note 12, Leases, for further discussion on the Merz Agreement.

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

Overview

We are a biopharmaceutical company focused on developing and commercializing products for the treatment of central nervous system (CNS) diseases. Our diverse neuroscience portfolio includes approved treatments for epilepsy, migraine, attention-deficit hyperactivity disorder (ADHD), hypomobility in Parkinson’s Disease (PD), cervical dystonia, and chronic sialorrhea. We are also developing a broad range of novel CNS product candidates including new potential treatments for ADHD, hypomobility in PD, epilepsy, depression, and rare CNS disorders.

In April 2021, the U.S. Food and Drug Administration (FDA) approved Qelbree (SPN-812) for the treatment of ADHD in pediatric patients 6 to 17 years of age. In May 2021, we launched Qelbree in the U.S.

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

On April 21, 2020, we entered into a Development and Option Agreement (Development Agreement) with Navitor Pharmaceuticals, Inc. (Navitor Inc.) and also acquired an ownership position in Navitor Inc. Under the terms of the Development Agreement, the Company and Navitor Inc. will jointly conduct a Phase II clinical program for NV-5138 (SPN-820) in treatment resistant depression (TRD). In March 2021, Navitor Inc. underwent a legal restructuring whereby Navitor Inc. became a wholly owned subsidiary of a newly formed limited liability company, Navitor Pharmaceuticals, LLC (Navitor LLC) (Navitor Restructuring).

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

COVID-19 Impact

While the impact of the ongoing COVID-19 pandemic did not have a material adverse effect on our financial position or results of operations for the three and six months ended June 30, 2021, we continue to closely monitor the events and circumstances surrounding the COVID-19 pandemic and its impact on all aspects of our business operations. Since the situation surrounding the COVID-19 pandemic remains fluid and the duration uncertain, the long-term nature and extent of the impacts of the pandemic on our business operations and financial position cannot be reasonably estimated at this time. See “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for additional information on risk factors that could impact our business and our results.

Operational Highlights
Qelbree Launch Update
•At the end of May 2021, we launched Qelbree for the treatment of attention-deficit hyperactivity disorder (ADHD) in pediatric patients 6 to 17 years of age. Net product sales for the second quarter of 2021 were $0.3 million.
•The early performance of Qelbree is on track with our expectations. Current trends in prescriptions reflect the heavy sampling programs with patients. Over 25,000 starter kits have been distributed to physicians since the launch and in preparation for the back-to-school season.
•Early clinical feedback about the performance of Qelbree in patients is positive and in line with the Phase III clinical results.
Product Pipeline Update
SPN-812 - Novel non-stimulant for the treatment of ADHD in adults
•We recently submitted a supplemental New Drug Application (sNDA) to the U.S. Food and Drug Administration (FDA) for SPN-812 for adult patients with ADHD.
SPN-830 - Continuous treatment of motor fluctuations (“on-off” episodes) in PD
•We continue to plan to resubmit the SPN-830 NDA in the second half of 2021.
SPN-820 - Novel first-in-class activator of mTORC1
•A randomized Phase II clinical study of SPN-820 in treatment-resistant depression is expected to start by the end of 2021.
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

Results of Operations
Comparison of the Three and Six Months ended June 30, 2021 and 2020
Revenues
Revenues consist primarily of net product sales of our commercial products in the U.S., supplemented by royalty revenues from our collaborative licensing arrangements. The following table provides information regarding our revenues during the three and six months ended June 30, 2021 and 2020 (dollars in thousands):

	Three Months ended June 30,		Change		Six Months ended June 30,			Change
	2021	2020	Amount	Percent	2021		2020	Amount	Percent
Net product sales
Trokendi XR	$78,777	$89,674	$(10,897)	(12)%	$150,596		$158,225	$(7,629)	(5)%
Oxtellar XR	25,022	23,680	1,342	6%	52,392		47,619	4,773	10%
APOKYN	26,981	8,600	18,381	**	48,711		8,600	40,111	**
MYOBLOC (1)	4,641	1,229	3,412	**	8,881		1,229	7,652	**
XADAGO	2,892	801	2,091	**	6,114		801	5,313	**
Qelbree	315	—	315	**	315		—	315	**
Total net product sales	$138,628	$123,984	$14,644	12%	$267,009	0	$216,474	$50,535	23%
Royalty revenues	2,701	2,745	(44)	(2)%	5,252		5,231	21	**
Total revenues	$141,329	$126,729	$14,600	12%	$272,261	0	$221,705	$50,556	23%
______________________________
(1) In April 2021, we notified the European Medicine Agency that it will cease the marketing of rimabotulinumtoxinB in European countries where it has been marketed as NeuroBloc.
The $14.6 million and 12% increase in net product sales for the three months ended June 30, 2021, as compared to the same period in 2020, was primarily due to a $23.9 million increase in net product sales of APOKYN, MYOBLOC and XADAGO (acquired commercial products from the USWM Acquisition) and $1.3 million increase in net product sales of Oxtellar XR. Offsetting this increase was a $10.9 million decrease in net product sales of Trokendi XR for the three months ended June 30, 2021, as compared to the same period in 2020.
The $50.5 million and 23% increase in net product sales for the six months ended June 30, 2021, as compared to the same period in 2020, was primarily due to a $53.1 million increase in net product sales of the acquired commercial products and $4.8 million increase in net product sales of Oxtellar XR. Partially offsetting this increase was $7.6 million decrease in net product sales of Trokendi XR for the six months ended June 30, 2021, as compared to the same period in 2020.
Trokendi XR net product sales decreased by 12% to $78.8 million for the three months ended June 30, 2021 as compared to the same period in 2020. Trokendi XR net product sales decreased by 5% to $150.6 million for the six months ended June 30, 2021 as compared to the same period in 2020. This decrease was attributable to a decline in unit demand partially offset by the favorable impact of the price increase taken in January 2021 and favorable improvements in sales deductions.
Oxtellar XR net product sales increased by 6% to $25.0 million for the three months ended June 30, 2021 as compared to the same period in 2020. Oxtellar XR net product sales increased by 10% to $52.4 million for the six months ended June 30, 2021 as compared to the same period in 2020. This increase was primarily attributable to the favorable impact of both unit demand and a price increase in January 2021.
Net product sales of the acquired commercial products increased to $34.5 million from $10.6 million for the three months ended June 30, 2021 and to $63.7 million from $10.6 million for the six months ended June 30, 2021. The increases in both periods was due primarily to the timing of the USWM Acquisition, which was completed on June 9, 2020.

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
The following table provides a summary of activity with respect to sales deductions and related accruals during the periods indicated (dollars in thousands):

	Accrued Product Returns and Rebates
	Product Rebates	Product Returns	Reduction to Accounts Receivable for Sales Discounts	Total
Balance at December 31, 2020	$96,589	$29,603	$11,404	$137,596
Provision
Provision for current year sales	189,223	6,478	34,017	229,718
Adjustments relating to prior year sales	1,267	(443)	19	843
Total provision	$190,490	$6,035	$34,036	$230,561
Less: Actual payments/credits	(146,361)	(2,758)	(33,859)	(182,978)
Balance at June 30, 2021	$140,718	$32,880	$11,581	$185,179

Balance at December 31, 2019	$88,811	$18,818	$11,013	$118,642
USWM Acquisition liabilities assumed	5,112	3,072	293	8,477
Provision
Provision for current year sales	168,506	5,463	32,449	206,418
Adjustments relating to prior year sales	3,633	7,468	147	11,248
Total provision	$172,139	$12,931	$32,596	$217,666
Less: Actual payments/credits	(147,727)	(9,051)	(31,535)	(188,313)
Balance at June 30, 2020	$118,335	$25,770	$12,367	$156,472
The accrued product rebates balance increased from $118.3 million as of June 30, 2020 to $140.7 million as of June 30, 2021 due to higher provision for product rebate and due to timing of payments. The provision for product rebates increased from $190.5 million for the six months ended June 30, 2021 compared to $172.1 million for the same period in prior year. This increase was primarily attributable to greater utilization of our patient co-payment programs, as well as higher per patient payments under both Medicaid and commercial managed care programs.
The accrued product returns balance increased from $25.8 million as of June 30, 2020 to $32.9 million as of June 30, 2021 due to timing of related return activity offset by a decrease in the provision for product returns. The provision for product returns of $6.0 million for the six months ended June 30, 2021 was lower compared to $12.9 million for the six months ended June 30, 2020. This decrease was primarily due to the unfavorable actual returns experienced in the first quarter of 2020 for discontinued Trokendi XR commercial blister pack configurations, for which all production and distribution ceased in 2017.
Royalty Revenues
Royalty revenues were $2.7 million for each of the three months ended June 30, 2021 and 2020. Royalty revenues were $5.3 million and $5.2 million for the six months ended June 30, 2021 and 2020, respectively.
Royalty revenues include a royalty from net product sales of Mydayis, a product of Takeda Pharmaceuticals Company Ltd., and noncash royalty revenue pursuant to our agreement with Healthcare Royalty Partners III, L.P. (HC Royalty). HC Royalty receives royalty payments from United Therapeutics Corporation (United Therapeutics) based on net product sales of United Therapeutics’ product Orenitram.
Cost of Goods Sold
Cost of goods sold was $25.0 million and $8.4 million for the three months ended June 30, 2021 and 2020, respectively. Cost of goods sold was $40.0 million and $12.5 million for the six months ended June 30, 2021 and 2020, respectively. Royalty payments associated with the acquired commercial products, APOKYN and XADAGO, made up the majority of the cost of goods sold.
The increase in both periods was primarily due to higher cost recorded in 2021 for the acquired commercial products due to the timing of the USWM Acquisition, which was completed on June 9, 2020, In addition, the Company recorded in the second quarter of 2021, additional costs of $5.7 million for rejected MYOBLOC inventory lots in connection with the minimum purchase commitments, and $1.4 million consequent to the step-up of fair value of the inventory acquired in the USWM Acquisition. Refer to Part I, Item 1, Unaudited Condensed Financial Statements, Note 15, Commitments and Contingencies in the Notes to the Condensed Consolidated Financial Statements for discussion regarding annual minimum purchase quantity requirements of MYOBLOC.
Also included in cost of goods sold for the three and six months ended June 30, 2021 are de minimis costs for Qelbree inventory sold. We manufacture Qelbree inventory for commercial sale and for use in our samples program. Manufacturing costs related to Qelbree inventory build-up incurred before FDA approval and prior to first quarter of 2020, when the Company began capitalizing pre-launch inventory, were expensed to research and development expense. The manufactured Qelbree inventory prior to FDA approval consisted of $8.6 million raw materials inventory, which was expensed as research and development expense in 2019. Therefore, cost of goods sold for Qelbree for the three and six months ended June 30, 2021 does not include raw material cost that was previously expensed. We expect our cost of goods sold to increase in the future as this inventory is sold, which will have a negative impact on our gross margin.
The time period over which reduced-cost Qelbree inventory is consumed will depend on a number of factors, including the amount of future Qelbree sales, the ultimate use of this inventory in either commercial sales, clinical development or other research activities, and the ability to utilize inventory prior to its expiration date. At this time, we expect to sell or consume the reduced-cost inventory as samples by year end.

Research and Development Expenses
The following table provides information regarding our research and development (R&D) expenses during the periods indicated (dollars in thousands):

	Three Months ended June 30,		Change		Six Months ended June 30,		Change
	2021	2020	Amount	Percent	2021	2020	Amount	Percent
Direct Project Costs (1)
SPN-812	$1,595	$2,643	$(1,048)	(40)%	$5,563	$11,705	$(6,142)	(52)%
SPN-830	35	288	(253)	(88)%	239	288	(49)	(17)%
SPN-820	2,509	865	1,644	**	5,114	865	4,249	**
SPN-810	234	790	(556)	(70)%	941	2,156	(1,215)	(56)%
Others	3,632	1,687	1,945	**	6,468	$4,212	2,256	54%
	8,005	6,273	1,732	28%	18,325	19,226	(901)	(5)%

Other R&D expense	—	10,000	(10,000)	(100)%	15,000	10,000	5,000	50%

Indirect Project Costs (1)
Share-based compensation	706	818	(112)	(14)%	1,294	1,499	(205)	(14)%
Other indirect overhead	6,744	5,156	1,588	31%	15,116	10,459	4,657	45%
	7,450	5,974	1,476	25%	16,410	11,958	4,452	37%
Research and development expense	$15,455	$22,247	$(6,792)	(31)%	$49,735	$41,184	$8,551	21%
______________________________
(1) Direct costs, which include personnel costs and related benefits, are recorded on a project-by-project basis. Many of our R&D costs are not attributable to any individual project because we share resources across several development projects. Indirect costs that support a number of our R&D activities are recorded in the aggregate, including stock-based compensation.
R&D expenses were $15.5 million and $22.2 million for the three months ended June 30, 2021 and 2020, respectively. The $6.8 million decrease was primarily due to costs associated with developmental activities related to SPN-820, which has advanced to a Phase II clinical program, and regulatory activities related to the acquired products offset by a decrease in the cost of SPN-812 development activities and the one time, nonrefundable, and non-creditable fee of $10 million paid to Navitor in 2020 for the option to acquire or license NV-5138 (SPN-820).
R&D expenses were $49.7 million and $41.2 million for the six months ended June 30, 2021 and 2020, respectively. The $8.6 million increase was primarily due to the $15 million write-down of the investment in Navitor LLC, costs associated with developmental activities related to SPN-820 and regulatory activities related to the acquired products, partially offset by a decrease in the cost of SPN-812 development activities and the $10 million option fee paid in 2020. Refer to Part I, Item 1, Unaudited Condensed Consolidated Financial Statements, Note 5, Investments, in the Notes to the Condensed Consolidated Financial Statements, for further discussion of the write-down of the investment in Navitor LLC in 2021 and the option fee payment in 2020.

Selling, General and Administrative Expenses
The following table provides information regarding our selling, general and administrative (SG&A) expenses during the periods indicated (dollars in thousands):

	Three Months ended June 30,		Change		Six Months ended June 30,		Change
	2021	2020	Amount	Percent	2021	2020	Amount	Percent
Selling and marketing	$48,380	$28,605	$19,775	69%	$86,827	$56,878	$29,949	53%
General and administrative	21,155	19,498	1,657	8%	44,165	32,839	11,326	34%
Total	$69,535	$48,103	$21,432	45%	$130,992	$89,717	$41,275	46%
Selling, general and administrative expenses were $69.5 million and $48.1 million for the three months ended June 30, 2021 and 2020, respectively. Selling, general and administrative expenses were $131.0 million and $89.7 million for the six months ended June 30, 2021 and 2020, respectively. The increases in both periods were primarily attributable to increased marketing expenses and professional consulting spend for the launch of Qelbree and the acquired commercial products from the USWM Acquisition. In addition, employee-related expenses also increased due to higher headcount to support the launch of Qelbree and the addition of the acquired employees from the USWM Acquisition.
In addition, the reduced-cost Qelbree samples were included in selling and marketing expenses for the three and six months ended June 30, 2021. At full cost, these Qelbree samples would have resulted in $3.2 million higher SG&A in the period. At this time, we expect to sell or consume as samples the reduced-cost Qelbree inventory by year end.
Amortization of Intangible Assets
Amortization of intangible assets was $5.9 million and $2.4 million for the three months ended June 30, 2021 and 2020, respectively. Amortization of intangible assets was $12.0 million and $3.7 million for the six months ended June 30, 2021 and 2020, respectively. The increases in both periods were primarily due to amortization of the definite-lived intangible assets acquired in the USWM Acquisition.
Contingent Consideration Gain
The change in the fair value of the contingent consideration liabilities associated with the USWM Acquisition was $8.8 million for the three months ended June 30, 2021 and $7.7 million for the six months ended June 30, 2021. The change in fair value is primarily due to the write-down of the sales based contingent consideration liabilities offset by increase in the estimated fair value of regulatory and developmental milestones due to passage of time. The Company assessed that these sales-based milestones will not be achieved based on the revised net sales projections.
Other Income (Expense)
Other income (expense) was an expense of $2.9 million and income of $1.7 million for the three months ended June 30, 2021 and 2020, respectively. Other income (expense) was an expense of $5.2 million and income of $1.7 million for the six months ended June 30, 2021 and 2020, respectively. The decrease in both periods was primarily due to lower interest income on marketable securities holdings.
Income Tax Expense
Income tax expense was $7.5 million and $12.5 million for the three months ended June 30, 2021 and 2020, respectively. Income tax expense was $12.7 million and $20.1 million for the six months ended June 30, 2021 and 2020 respectively. The decreases in both periods were mainly due to lower earnings before taxes in 2021.
The effective income tax rate was 24.1% and 26.6% for the three months ended June 30, 2021 and 2020, respectively. The effective income tax rate decrease was primarily due to a non-taxable contingent consideration gain recognized in the second quarter of 2021. The effective income tax rate was 30.2% and 26.3% for the six months ended June 30, 2021 and 2020, respectively. The effective income tax rate increase was mainly due to changes in the effective state tax rates as a result of the transfer of workforce between legal entities in the first quarter of 2021.

Liquidity and Capital Resources

We have financed our operations primarily with cash generated from product sales, supplemented by cash generated by revenue from royalty and licensing arrangements, as well as proceeds from the sale of equity and debt securities. Continued cash generation is highly dependent on the continued commercial success of our commercial products as well as the commercial success of our product candidates, if approved by the FDA.

While we expect continued profitability in future years, we anticipate there may be significant variability from year to year in the level of our profits particularly due to the commercial launch of Qelbree in May 2021, continued market and payor pressures for our commercial products and the likely unfavorable impact of the upcoming loss of exclusivity for Trokendi XR in January 2023, or sooner under certain conditions.

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

Financial Condition

Cash and cash equivalents, marketable securities, and long term marketable securities as of the periods presented below, are as follows (dollars in thousands):

	June 30,	December 31,	Change
	2021	2020	Amount	Percent
Cash and cash equivalents	$223,771	$288,640	$(64,869)	(22)%
Marketable securities	186,070	133,893	52,177	39%
Long term marketable securities	445,473	350,359	95,114	27%
Total	$855,314	$772,892	$82,422	11%
Total cash and cash equivalents, marketable securities and long term marketable securities increased by $82.4 million in the first six months of 2021, primarily due to cash generated from ongoing operations.
As of June 30, 2021 and December 31, 2020, the outstanding principal on our 0.625% Convertible Senior Notes Due 2023 (2023 Notes) was $402.5 million. No 2023 Notes have been converted as of June 30, 2021. There were no changes to the separate convertible note hedge transactions (collectively, the Convertible Note Hedge Transactions) and separate warrant transactions (the Warrant Transactions). Refer to Part I, Item 1, Unaudited Condensed Financial Statements, Note 8, Convertible Senior Notes Due 2023, in the Notes to the Condensed Consolidated Financial Statements, for further discussion of the 2023 Notes and our other indebtedness.
Summary of Cash Flows
The following table summarizes the major sources and uses of cash for the periods set forth below (dollars in thousands):

	Six Months ended June 30,		Change
	2021	2020	Amount
Net cash provided by (used in):
Operating activities	$82,474	$100,867	$(18,393)
Investing activities	(152,339)	(72,742)	(79,597)
Financing activities	4,996	1,469	3,527
Net change in cash and cash equivalents	$(64,869)	$29,594	$(94,463)
Operating Activities

Net cash provided by operating activities was $82.5 million and $100.9 million for the six months ended June 30, 2021, and 2020, respectively. The decrease in cash flows provided by operating activities is primarily due to changes in working capital, which reflects the timing impacts of: cash collections on receivables; increases in accrued product returns and rebates; and settlement of payables. The increase in accrued product returns and rebates amount is primarily due to timing of Medicaid and commercial managed care rebate payments of over $40 million.
Investing Activities

Net cash used in investing activities was $152.3 million for the six months ended June 30, 2021, as compared to $72.7 million net cash provided by investing activities for the same period in 2020. The change in 2021 was primarily due to an increase in net purchases of marketable securities in 2021 resulting from investment of excess cash in long term marketable securities as compared to the same period in the prior year. The change in 2020 was primarily due to lower purchases of marketable securities from investment of excess cash in long term marketable securities and proceeds from sale of marketable securities of $257.9 million, offset by outlays for the USWM Acquisition of $297.2 million and the investment in Navitor of $15.0 million.
Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2021 increased by $3.5 million, as compared to the same period in 2020, primarily due to higher proceeds from issuance of common stock.
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
Item 3.    Quantitative and Qualitative Disclosures About Market Risk

The primary objective of our investment activities is to preserve our capital to fund operations and to facilitate business development activities. We also seek to maximize income from our investments without assuming significant interest rate risk, liquidity risk, or risk of default by investing in investment grade securities with maturities of four years or less. Our exposure to market risk is confined to investments in cash, cash equivalents, marketable securities, and long term marketable securities. As of June 30, 2021, we had unrestricted cash, cash equivalents, marketable securities, and long term marketable securities of
$855.3 million.

In connection with the 2023 Notes, we have separately entered into Convertible Note Hedge Transactions and Warrant Transactions to reduce the potential dilution of the Company’s common stock upon conversion of the 2023 Notes, and to partially offset the cost to purchase the Convertible Note Hedge Transactions, respectively.

Our cash and cash equivalents consist primarily of cash held at banks and investments in highly liquid financial instruments with an original maturity of three months or less. Our marketable securities as of June 30, 2021, which are reported at fair value, consist of investment grade corporate debt securities. We place all investments with governmental, industrial, or financial institutions whose debt is rated as investment grade. We generally hold these securities to maturities of one to four years. Because of the relatively short period that we hold our investments and because we generally hold these securities to maturity, we do not believe that a change in interest rates would have any significant impact on the realizable value of our investments. We do not have any currency or other derivative financial instruments other than outstanding warrants to purchase common stock and the convertible note hedges.

We may contract with clinical research organizations (CROs), investigational sites and contract manufacturing organizations (CMOs) globally. Currently, we have an ongoing trial for SPN-817 outside the U.S. We have CMOs outside of the U.S. who manufacture and supply certain of our clinical and commercial products and raw materials. We do not hedge our foreign currency exchange rate risk. Transactions denominated in currencies other than the U.S. dollar are recorded based on exchange rates at the time such transactions arise. As of June 30, 2021 and December 31, 2020, substantially all of our liabilities were denominated in the U.S. dollar. We do not believe that changes in foreign currency exchange rates over the six months ended June 30, 2021 and 2020 had a significant impact on our consolidated results of operations.

Inflation generally affects us by increasing our cost of labor and the cost of services provided by our vendors. We do not believe that inflation and changing prices over the six months ended June 30, 2021 and 2020 had a significant impact on our consolidated results of operations.
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
We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures over financial reporting as of June 30, 2021, the end of the period covered by this report. Based on that evaluation, under the supervision and with the participation of our management, including our CEO and CFO, we concluded that our disclosure controls and procedures were effective as of June 30, 2021.
Changes in Internal Control over Financial Reporting

On June 9, 2020, the Company completed the USWM Acquisition. As of June 30, 2021, the integration of the internal controls relating to the business acquired through the USWM Acquisition into ours has been completed. The business combination accounting for the USWM Acquisition was completed during the second quarter of 2021, and the acquired business will be included in our evaluation of the effectiveness of our internal control over financial reporting for fiscal year 2021. During the three months ended June 30, 2021, no changes occurred in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1.    Legal Proceedings
From time to time and in the ordinary course of business, we may be subject to various claims, charges and litigation. We may be required to file infringement claims against third parties for the infringement of our patents.
Oxtellar XR®
The Company received a Paragraph IV Notice Letter from generic drug maker RiconPharma, LLC (“Ricon”) dated April 20, 2021 directed to nine of its Oxtellar XR® Orange Book patents. Supernus’s U.S. Patent Nos. 7,722,898; 7,910,131; 8,617,600; 8,821,930; 9,119,791; 9,351,975; 9,370,525; 9,855,278; and 10,220,042 generally cover once-a-day oxcarbazepine formulations and methods of treating seizures using those formulations. The FDA Orange Book lists all nine of the Company’s Oxtellar XR® patents as expiring on April 13, 2027. On June 3, 2021, the Company filed a lawsuit against Ricon alleging infringement of the Company’s nine Oxtellar XR® patents. The Complaint—filed in the U.S. District Court for the District of New Jersey—alleges, inter alia, that Ricon infringed the Company’s Oxtellar XR® patents by submitting to the FDA an Abbreviated New Drug Application (“ANDA”) seeking to market a generic version of Oxtellar XR® prior to the expiration of the Company’s patents. Filing its June 3, 2021 Complaint within 45 days of receiving Ricon’s Paragraph IV certification notice entitles Supernus to an automatic stay preventing the FDA from approving Ricon’s ANDA for 30 months from the date of the Company’s receipt of the Paragraph IV Notice Letter. As of the date of this filing, Ricon has not answered Supernus’ Complaint.
The Company received a Paragraph IV Notice Letter from generic drug makers Apotex Inc. and Apotex Corp. (collectively “Apotex”) dated May 13, 2020 directed to nine of its Oxtellar XR® Orange Book patents. Supernus’s U.S. Patent Nos. 7,722,898; 7,910,131; 8,617,600; 8,821,930; 9,119,791; 9,351,975; 9,370,525; 9,855,278; and 10,220,042 generally cover once-a-day oxcarbazepine formulations and methods of treating seizures using those formulations. The FDA Orange Book lists all nine of the Company’s Oxtellar XR® patents as expiring on April 13, 2027. On June 26, 2020, the Company filed a lawsuit against Apotex alleging infringement of the Company’s nine patents. The Complaint—filed in the U.S. District Court for the District of New Jersey—alleges, inter alia, that Apotex infringed the Company’s Oxtellar XR® patents by submitting to the FDA an ANDA seeking to market a generic version of Oxtellar XR® prior to the expiration of the Company’s patents. Filing its June 26, 2020 Complaint within 45 days of receiving Apotex’s Paragraph IV certification notice entitles Supernus to an automatic stay preventing the FDA from approving Apotex’s ANDA for 30 months from the date of the Company’s receipt of the Paragraph IV Notice Letter. On September 4, 2020, Apotex answered the Complaint and denied the substantive allegations of the Complaint. Apotex also asserted Counterclaims seeking declaratory judgments of non-infringement for the nine Oxtellar XR® Orange Book patents. On October 30, 2020, the Company filed its Reply, denying the substantive allegations of Apotex’s Counterclaims. Following the initial Rule 16 Scheduling Conference, the Court issued a case schedule that provides for a trial in June or July 2022. Pretrial discovery is ongoing as of the date of this filing.
The Company received a second Paragraph IV Notice Letter from generic drug maker TWi Pharmaceuticals, Inc. against Supernus’s U.S. Patent Nos. 7,722,898, 7,910,131, 8,617,600, 8,821,930, 9,119,791, 9,351,975, and 9,370,525 on February 16, 2017. These seven Oxtellar XR® patents listed in the FDA Orange Book generally cover once-a-day oxcarbazepine formulations and methods of treating seizures using those formulations. On March 31, 2017, the Company filed a lawsuit against TWi Pharmaceuticals, Inc. and TWi International LLC (collectively “TWi”) alleging infringement of U.S. Patent Nos. 7,722,898, 7,910,131, 8,617,600, 8,821,930, 9,119,791, 9,351,975, and 9,370,525. TWi filed a motion to dismiss the Company’s March 31, 2017 Complaint on May 10, 2017. On May 11, 2017, the district court administratively terminated TWi’s motion to dismiss for failure to comply with the Court’s Individual Rules and Procedures. On May 19, 2017, the district court “administratively terminate[d] this matter pending this Court’s decision in the First TWi Action [concerning United States Patent Nos. 7,722,898, 7,910,131, 8,617,600, and 8,821,930].” As of the date of this letter, Civil Action No. 17-2164 (RMB)(JS) (D.N.J.) remains administratively terminated.
Trokendi XR®
The Company received a Paragraph IV Notice Letter from generic drug maker Lupin Limited (“Lupin”) dated July 29, 2021 directed to ten of its Trokendi XR® Orange Book patents. Supernus’s U.S. Patent Nos. 8,298,576; 8,298,580; 8,663,683; 8,877,248; 8,889,191; 8,992,989; 9,549,940; 9,555,004; 9,622,983; and 10,314,790 generally cover once-a-day topiramate formulations and methods of treating or preventing seizures and migraines using those formulations. The FDA Orange Book currently lists U.S. Patent No. 8,298,576 as expiring on April 4, 2028 and U.S. Patent Nos. 8,298,580; 8,663,683; 8,877,248; 8,889,191; 8,992,989; 9,549,940; 9,555,004; 9,622,983; and 10,314,790 as expiring on November 16, 2027. Supernus is reviewing the details of Lupin’s Notice Letter and intends to vigorously enforce its intellectual property rights relating to Trokendi XR®.

The Company received a Paragraph IV Notice Letter from generic drug maker Torrent Pharmaceuticals Ltd. (“Torrent”) dated June 15, 2021 directed to ten of its Trokendi XR® Orange Book patents. Supernus’s U.S. Patent Nos. 8,298,576; 8,298,580; 8,663,683; 8,877,248; 8,889,191; 8,992,989; 9,549,940; 9,555,004; 9,622,983; and 10,314,790 generally cover once-a-day topiramate formulations and methods of treating or preventing seizures and migraines using those formulations. The FDA Orange Book currently lists U.S. Patent No. 8,298,576 as expiring on April 4, 2028 and U.S. Patent Nos. 8,298,580; 8,663,683; 8,877,248; 8,889,191; 8,992,989; 9,549,940; 9,555,004; 9,622,983; and 10,314,790 as expiring on November 16, 2027. On July 28, 2021, the Company filed a lawsuit against Torrent alleging infringement of the Company’s ten Trokendi XR® patents. The Complaint—filed in the U.S. District Court for the District of New Jersey—alleges, inter alia, that Torrent infringed the Company’s Trokendi XR® patents by submitting to the FDA an ANDA seeking to market a generic version of Trokendi XR® prior to the expiration of the Company’s patents. Filing its July 28, 2021 Complaint within 45 days of receiving Torrent’s Paragraph IV certification notice entitles Supernus to an automatic stay preventing the FDA from approving Torrent’s ANDA for 30 months from the date of the Company’s receipt of the Paragraph IV Notice Letter. As of the date of this filing, Torrent has not answered Supernus’ Complaint.
The Company received a Paragraph IV Notice Letter from generic drug makers Ajanta Pharma Limited and Ajanta Pharma USA Inc. (collectively “Ajanta”) dated February 10, 2021 directed to ten of its Trokendi XR® Orange Book patents. Supernus’s U.S. Patent Nos. 8,298,576; 8,298,580; 8,663,683; 8,877,248; 8,889,191; 8,992,989; 9,549,940; 9,555,004; 9,622,983; and 10,314,790 generally cover once-a-day topiramate formulations and methods of treating or preventing seizures and migraines using those formulations. The FDA Orange Book currently lists U.S. Patent No. 8,298,576 as expiring on April 4, 2028 and U.S. Patent Nos. 8,298,580; 8,663,683; 8,877,248; 8,889,191; 8,992,989; 9,549,940; 9,555,004; 9,622,983; and 10,314,790 as expiring on November 16, 2027. On March 26, 2021, the Company filed a lawsuit against Ajanta alleging infringement of the Company’s Trokendi XR® Orange Book patents. The Complaint—filed in the U.S. District Court for the District of New Jersey—alleges, inter alia, that Ajanta infringed the Company’s Trokendi XR® patents by submitting to the FDA an ANDA seeking to market a generic version of Trokendi XR® prior to the expiration of the Company’s patents. Filing its March 26, 2021 Complaint within 45 days of receiving Ajanta’s Paragraph IV certification notice entitles Supernus to an automatic stay preventing the FDA from approving Ajanta’s ANDA for 30 months from the date of the Company’s receipt of the Paragraph IV Notice Letter. On June 7, 2021, Ajanta answered the Complaint and denied the substantive allegations of the Complaint. Ajanta also asserted Counterclaims seeking declaratory judgments of non-infringement and invalidity for the Trokendi XR® Orange Book patents. On June 28, 2021, the Company filed its Reply, denying the substantive allegations of Apotex’s Counterclaims. An initial conference is scheduled for August 10, 2021.
XADAGO®
On June 10, 2021, Newron Pharmaceuticals S.p.A. (“Newron”), Zambon S.p.A. (“Zambon”) and Supernus Pharmaceuticals, Inc. (the “Company”), through its subsidiary MDD US Operations, LLC (collectively, “Plaintiffs”), initiated litigation against generic drug makers Aurobindo Pharma Limited, Aurobindo Pharma USA Inc., MSN Laboratories Private Limited (“MSN”), Optimus Pharma Pvt Ltd, Prinston Pharmaceutical, Inc., RK Pharma, Inc. and Zenara Pharma Private Limited (collectively, “Defendants”) for infringement of three FDA Orange Book patents covering XADAGO®, the Company’s once-daily product indicated as adjunctive treatment to levodopa/carbidopa in patients with Parkinson’s Disease experiencing “off” episodes. U.S. Patent Nos. 8,076,515, 8,278,485 and 8,283,380 (collectively, the “XADAGO® Patents”) cover the pharmaceutical formulation of and methods of treatment with safinamide. The XADAGO® Patents expire between June 2027 and March 2031. The Company has a license agreement with Zambon, Newron’s partner, related to the XADAGO® Patents, and as a new chemical entity, XADAGO® is under the 5-year FDA exclusivity period that expires on March 21, 2022.
The Complaint – filed in the U.S. District Court for the District of Delaware – alleges that the Defendants infringed the XADAGO® Patents by submitting to the FDA ANDAs seeking to market a generic version of XADAGO® prior to the expiration of the patents. Filing the Complaint within 45 days of receiving each of the Defendants’ Paragraph IV notice letters entitles the Plaintiffs to an automatic stay preventing the FDA from approving the Defendants’ ANDAs for 30 months from the date of the Plaintiffs’ receipt of the Paragraph IV Notice Letters. Defendant Zenara answered the complaint on July 13, 2021 and defendant RK Pharma did so on August 3, 2021. The remaining defendants must answer the complaint by August 10, 2021. No case schedule or trial date has been set.

Item 1A. Risk Factors
Any investment in our business involves a high degree of risk. Before making an investment decision, you should carefully consider the information we include in this Quarterly Report on Form 10-Q, including our condensed consolidated financial statements and related notes; the additional information in the other reports we file with the Securities and Exchange Commission; and the risks described in our Annual Report on Form 10-K for the year ended December 31, 2020 and quarterly report on Form 10-Q for the period ended March 31, 2021. These risks may result in material harm to our business and our financial condition and results of operations. If a material, adverse event were to occur, the market price of our common stock may decline and you could lose part or all of your investment.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
(a)     Sales of Unregistered Securities.

During the six months ended June 30, 2021, the Company granted options to employees to purchase an aggregate of 812,825 shares of common stock at a weighted-average exercise price of $29.63 per share. The Company granted 115,000 performance stock units to its employees at a weighted-average grant date fair value of $29.55 per share. These issuances are exempt from registration in reliance on Section 4(a)(2) of the Securities Act as transactions not involving a public offering.
Item 3.    Defaults Upon Senior Securities
None
Item 4.    Mine Safety Disclosures
None
Item 5.    Other Information
None

Item 6.    Exhibits
The following exhibits are filed or furnished as part of this Quarterly Report on Form 10-Q:

10.1 †*	Commercial Supply Agreement, dated May 12, 2021, by and between Supernus Pharmaceuticals, Inc. and Catalent Pharma Solutions, LLC.

10.2 †*	API Supply Agreement, dated July 13, 2021, by and between Supernus Pharmaceuticals, Inc. and Bachem Americas, Inc.

10.3	Form of Time-Based Incentive Stock Option Agreement, under the Supernus Pharmaceuticals, Inc. 2021 Equity Incentive Plan.

10.4	Form of Non-Statutory Time-Based Stock Option Agreement, under the Supernus Pharmaceuticals, Inc. 2021 Equity Incentive Plan.

10.5	Form of Restricted Stock Unit Award Agreement, under the Supernus Pharmaceuticals, Inc. 2021 Equity Incentive Plan.

10.6	Form of Performance Share Unit Award Agreement, under the Supernus Pharmaceuticals, Inc. 2021 Equity Incentive Plan.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in Inline XBRL: (i) Cover Page, (ii) Condensed Consolidated Statements of Earnings, (iii) Condensed Consolidated Statements of Comprehensive Earnings, (iv) Condensed Consolidated Balance Sheets, (v) Condensed Consolidated Statements of Changes in Stockholders' Equity, (vi) Condensed Consolidated Statements of Cash Flows, and (vii) the Notes to Condensed Consolidated Financial Statements, tagged in summary and detail.

104	The cover page of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in Inline XBRL (included with the Exhibit 101 attachments).
____________________________
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

SUPERNUS PHARMACEUTICALS, INC.

DATED: August 6, 2021	By:	/s/ Jack A. Khattar
Jack A. Khattar President and Chief Executive Officer

DATED: August 6, 2021	By:	/s/ James P. Kelly
James P. Kelly Executive Vice President and Chief Financial Officer