Form 10-Q
period 2021-09-30
SUPERNUS PHARMACEUTICALS, INC.
filed 2021-11-05
CIK 1356576

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☒ No
Securities registered pursuant to Section 12(b) of the Exchange Act

Title of each class	Outstanding at November 1, 2021	Trading Symbol	Name of each exchange on which registered
Common Stock, $0.001 par value per share	53,180,768	SUPN	The Nasdaq Global Market

SUPERNUS PHARMACEUTICALS, INC.
FORM 10-Q — QUARTERLY REPORT
FOR THE QUARTERLY PERIOD ENDED September 30, 2021

PART I — FINANCIAL INFORMATION

Supernus Pharmaceuticals, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share data)

	September 30,	December 31,
	2021	2020
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$215,281	$288,640
Marketable securities	228,571	133,893
Accounts receivable, net	133,676	140,877
Inventories, net	60,155	48,325
Prepaid expenses and other current assets	30,692	18,682
Total current assets	668,375	630,417
Long term marketable securities	405,479	350,359
Property and equipment, net	16,471	37,824
Intangible assets, net	346,619	364,342
Goodwill	77,963	77,911
Other assets	40,133	43,249
Total assets	$1,555,040	$1,504,102

Liabilities and stockholders’ equity
Current liabilities
Accounts payable and accrued liabilities	$72,286	$78,934
Accrued product returns and rebates	132,048	126,192
Contingent consideration, current portion	23,570	30,900
Other current liabilities	6,807	9,082
Total current liabilities	234,711	245,108
Convertible notes, net	374,788	361,751
Contingent consideration, long term	45,480	45,800
Operating lease liabilities, long term	37,261	28,579
Deferred income tax liabilities	34,146	35,215
Other liabilities	18,186	42,791
Total liabilities	744,572	759,244

Stockholders’ equity
Common stock, $0.001 par value; 130,000,000 shares authorized; 53,180,643 and 52,868,482 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	53	53
Additional paid-in capital	428,726	409,332
Accumulated other comprehensive earnings, net of tax	4,209	8,975
Retained earnings	377,480	326,498
Total stockholders’ equity	810,468	744,858

Total liabilities and stockholders’ equity	$1,555,040	$1,504,102

See accompanying notes.

Supernus Pharmaceuticals, Inc.
Condensed Consolidated Statements of Earnings
(in thousands, except share and per share data)

	Three Months ended September 30,		Nine Months ended September 30,
	2021	2020	2021	2020
	(unaudited)		(unaudited)
Revenues
Net product sales	$145,532	$152,133	$412,541	$368,607
Royalty revenues	2,932	3,002	8,184	8,233
Total revenues	148,464	155,135	420,725	376,840

Costs and expenses
Cost of goods sold (a)	18,085	21,388	58,067	33,926
Research and development	19,654	16,839	69,389	58,023
Selling, general and administrative	72,032	54,460	203,024	144,177
Amortization of intangible assets	6,009	6,108	17,964	9,814
Contingent consideration expense (gain)	80	200	(7,650)	200
Total costs and expenses	115,860	98,995	340,794	246,140

Operating earnings	32,604	56,140	79,931	130,700

Other income (expense)
Interest expense	(5,925)	(6,088)	(17,489)	(17,658)
Interest and other income, net	2,281	2,659	8,682	15,913
Total other expense	(3,644)	(3,429)	(8,807)	(1,745)

Earnings before income taxes	28,960	52,711	71,124	128,955

Income tax expense	7,398	12,714	20,142	32,773
Net earnings	$21,562	$39,997	$50,982	$96,182

Earnings per share
Basic	$0.41	$0.76	$0.96	$1.83
Diluted	$0.40	$0.74	$0.94	$1.79

Weighted-average shares outstanding
Basic	53,187,764	52,658,850	53,053,441	52,583,891
Diluted	54,334,794	53,762,642	54,301,461	53,663,273
______________________________
(a) Excludes amortization of acquired intangible assets

See accompanying notes.

Supernus Pharmaceuticals, Inc.
Condensed Consolidated Statements of Comprehensive Earnings
(in thousands)

	Three Months ended September 30,		Nine Months ended September 30,
	2021	2020	2021	2020
	(unaudited)		(unaudited)
Net earnings	$21,562	$39,997	$50,982	$96,182
Other comprehensive earnings
Unrealized (loss) gain on marketable securities, net of tax	(1,224)	(1,659)	(4,766)	2,283
Other comprehensive (loss) income	(1,224)	(1,659)	(4,766)	2,283

Comprehensive earnings	$20,338	$38,338	$46,216	$98,465

See accompanying notes.

Supernus Pharmaceuticals, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
Nine Months ended September 30, 2021 and 2020
(unaudited, in thousands, except share data)

j	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Earnings (Loss)	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2020	52,868,482	$53	$409,332	$8,975	$326,498	$744,858
Share-based compensation	—	—	4,371	—	—	4,371
Issuance of common stock under the Company’s equity award plans	125,655	—	2,247	—	—	2,247
Net earnings	—	—	—	—	5,694	5,694
Unrealized loss on marketable securities, net of tax	—	—	—	(2,726)	—	(2,726)
Balance, March 31, 2021	52,994,137	$53	$415,950	$6,249	$332,192	$754,444
Share-based compensation	—	—	5,476	—	—	5,476
Issuance of common stock under the Company’s equity award plans	150,622	—	2,749	—	—	2,749
Net earnings	—	—	—	—	23,726	23,726
Unrealized loss on marketable securities, net of tax	—	—	—	(816)	—	(816)
Balance, June 30, 2021	53,144,759	$53	$424,175	$5,433	$355,918	$785,579
Share-based compensation	—	—	4,027	—	—	4,027
Issuance of common stock under the Company’s equity award plans	35,884	—	524	—	—	524
Net earnings	—	—	—	—	21,562	21,562
Unrealized loss on marketable securities, net of tax	—	—	—	(1,224)	—	(1,224)
Balance, September 30, 2021	53,180,643	$53	$428,726	$4,209	$377,480	$810,468

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Earnings (Loss)	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2019	52,533,348	$53	$388,410	$7,417	$199,548	$595,428
Share-based compensation	—	—	3,988	—	—	3,988
Issuance of common stock under the Company’s equity award plans	3,811	—	32	—	—	32
Net earnings	—	—	—	—	21,518	21,518
Unrealized loss on marketable securities, net of tax	—	—	—	(7,583)	—	(7,583)
Balance, March 31, 2020	52,537,159	$53	$392,430	$(166)	$221,066	$613,383
Share-based compensation	—	—	4,962	—	—	4,962
Issuance of common stock under the Company’s equity award plans	86,925	—	1,437	—	—	1,437
Net earnings	—	—	—	—	34,667	34,667
Unrealized gain on marketable securities, net of tax	—	—	—	11,525	—	11,525
Balance, June 30, 2020	52,624,084	$53	$398,829	$11,359	$255,733	$665,974
Share-based compensation	—	—	4,490	—	—	4,490
Issuance of common stock under the Company’s equity award plans	46,037	—	77	—	—	77
Net earnings	—	—	—	—	39,997	39,997
Unrealized loss on marketable securities, net of tax	—	—	—	(1,659)	—	(1,659)
Balance, September 30, 2020	52,670,121	$53	$403,396	$9,700	$295,730	$708,879
See accompanying notes.

Supernus Pharmaceuticals, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)

	Nine Months ended September 30,
	2021	2020
	(unaudited)
Cash flows from operating activities
Net earnings	$50,982	$96,182
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	19,888	12,621
Navitor investment R&D expense	15,000	—
Amortization of deferred financing costs and debt discount	13,037	12,351
Realized gains from sales of marketable securities	(221)	(3,636)
Amortization of premium/discount on marketable securities	(845)	(3,217)
Change in fair value of contingent consideration	(7,650)	200
Other noncash adjustments, net	(22)	794
Share-based compensation expense	13,874	13,440
Deferred income tax provision	(479)	(280)
Changes in operating assets and liabilities:
Accounts receivable	7,352	(26,840)
Inventories	(9,331)	(5,437)
Prepaid expenses and other assets	(13,351)	(11,734)
Accrued product returns and rebates	5,856	21,166
Accounts payable and other liabilities	(15,726)	856
Net cash provided by operating activities	78,364	106,466

Cash flows from investing activities
Purchases of marketable securities	(307,634)	(87,890)
Sales and maturities of marketable securities	152,546	319,421
Purchase of property and equipment and deferred legal fees paid	(2,005)	(3,375)
Acquisition of USWM, net of cash acquired	(950)	(297,200)
Investment in Navitor Pharmaceuticals, Inc.	—	(15,000)
Net cash used in investing activities	(158,043)	(84,044)

Cash flows from financing activities
Proceeds from issuance of common stock	5,520	1,546
Proceeds from governmental loan and grant	800	—
Payments on finance lease liability	—	(1,056)
Net cash provided by financing activities	6,320	490

Net change in cash and cash equivalents	(73,359)	22,912
Cash and cash equivalents at beginning of year	288,640	181,381
Cash and cash equivalents at end of period	$215,281	$204,293

Supplemental cash flow information
Cash paid for interest on convertible notes	$1,887	$2,516
Cash paid for income taxes	25,111	42,284
Cash paid for operating leases	7,613	5,152

Noncash investing and financing activities
Contingent consideration liability accrued in USWM Acquisition	$—	$115,900
Lease assets and tenant receivable obtained for new leases	4,120	25,225
Deferred legal fees and fixed assets included in accounts payable and accrued expenses	186	352
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
Product Candidates
•Qelbree (viloxazine, extended-release capsules; SPN-812) is a novel non-stimulant product candidate for the treatment of ADHD in adult patients. The U.S. Food and Drug Administration (FDA) acknowledged it has received the supplemental new drug application (sNDA) for Qelbree for the treatment of ADHD in adult patients. The sNDA has a user fee goal date (PDUFA date) of April 29, 2022.
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
On October 10, 2021, the Company entered into an Agreement and Plan of Merger by and among the Company, Adamas Pharmaceuticals, Inc. and Supernus Reef, Inc., a Delaware corporation and a wholly owned subsidiary of the Company. Refer to Note 16, Subsequent Events, for further discussion.
In April 2021, the U.S. Food and Drug Administration (FDA) approved Qelbree (SPN-812) for the treatment of ADHD in pediatric patients 6 to 17 years of age. In May 2021, the Company launched Qelbree in the U.S. On September 2, 2021, the FDA acknowledged receiving the supplemental new drug application (sNDA) for SPN-812 for adult patients with ADHD and assigned a user fee goal date (PDUFA date) of April 29, 2022.

On April 28, 2020, the Company entered into a Sale and Purchase Agreement with US WorldMeds Partners, LLC to acquire the CNS portfolio of USWM Enterprises, LLC (USWM Enterprises) (USWM Acquisition). With the acquisition, completed on June 9, 2020, the Company added three established commercial products, APOKYN, XADAGO, and MYOBLOC, and a product candidate in late-stage development, SPN-830, to its portfolio. Refer to Note 3, USWM Acquisition, for further discussion on the USWM Acquisition. In the second quarter of 2021 and within one year from the Closing Date, the Company finalized its accounting for the business combination, including the purchase price allocation.
On April 21, 2020, the Company entered into a Development and Option Agreement (Development Agreement) with Navitor Pharmaceuticals, Inc. (Navitor Inc.) and also acquired an ownership position in Navitor Inc. Under the terms of the Development Agreement, the Company and Navitor Inc. will jointly conduct a Phase II clinical program for NV-5138 (SPN-820) in TRD. In March 2021, Navitor Inc. underwent a legal restructuring whereby Navitor Inc. became a wholly owned subsidiary of a newly formed limited liability company, Navitor Pharmaceuticals, LLC (Navitor LLC). Refer to Note 5, Investments, for further discussion on the Development Agreement and equity investment.
COVID-19 Impact
While the impact of the ongoing COVID-19 pandemic did not have a material adverse effect on the Company's financial position or results of operations for the three and nine months ended September 30, 2021. The Company continues to closely monitor the events and circumstances surrounding the COVID-19 pandemic and its impact on all aspects of our business operations. Since the situation surrounding the COVID-19 pandemic remains fluid and the duration uncertain, the long-term nature and extent of the impacts of the pandemic on the Company's business operations and financial position cannot be reasonably estimated at this time.
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
Reclassifications
Certain prior year amounts presented as separate noncash line items in the condensed consolidated statements of cash flows have been reclassified to conform to the current year condensed financial statement presentation. These reclassifications had no effect on operating cash flows or on our other condensed consolidated financial statements for the three and nine months ended September 30, 2021 and 2020.
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
The Company incurred approximately $22.6 million and $59.7 million in advertising expense for the three and nine months ended September 30, 2021, respectively, and approximately $15.4 million and $37.9 million for the three and nine months ended September 30, 2020, respectively. These expenses are recorded as a component of Selling, general and administrative expenses in the condensed consolidated statements of earnings.
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
3. USWM Acquisition
On June 9, 2020 (the Closing Date), the Company completed its acquisition of all of the outstanding equity of USWM Enterprises LLC (USWM Enterprises), a privately-held biopharmaceutical company, pursuant to a Sale and Purchase Agreement with US WorldMeds Partners, LLC (Seller), dated April 28, 2020 (the Agreement). Under the terms of the Agreement, the Company acquired the right to further develop and commercialize APOKYN, XADAGO, and the Apomorphine Infusion Pump (SPN-830; the In Process Research and Development (IPR&D) asset) in the U.S. and MYOBLOC worldwide (the Products) for an upfront cash payment of $297.2 million, subject to working capital adjustments, and the potential for additional contingent consideration payments of up to $230 million. In the second quarter of 2021 and within one year from the Closing Date, the Company finalized its accounting for the business combination, including the purchase price allocation.

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
Purchase Price Consideration
The following table summarizes the purchase price consideration (unaudited):

Amount
Cash consideration	$306,485
Fair value of contingent consideration	74,800
Total purchase consideration	$381,285

Cash consideration to Seller - net of cash acquired	$299,491
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
The Company initially recorded a contingent consideration liability of $115.7 million as of the Closing Date to reflect the estimated fair value of the contingent consideration based on information available at that time. The estimated fair value of the contingent consideration was determined using a Monte Carlo simulation for the sales-based contingent consideration payments and an income approach for the regulatory and developmental contingent consideration payments. The key assumptions considered in estimating the fair value include the estimated probability and timing of milestone achievement, such as the probability and timing of obtaining regulatory approval, discount rate, the estimated revenue volatility and the estimated amount and timing of projected revenues from the Products. Subsequent to the Closing Date, the Company adjusted the contingent consideration fair value based on new information related to the facts and circumstances that existed as of the acquisition date related to the timing of meeting the conditions of the milestone payments that are contingent upon regulatory approval and commercial launch of the acquired IPR&D asset as well as the estimated timing of projected revenues from the Products. As a result, the Company recorded in the fourth quarter of 2020, a measurement period adjustment of $40.9 million, which decreased the estimated fair value of the contingent consideration liability as of the Closing Date to $74.8 million. Refer to contingent consideration discussion in Note 6, Fair Value of Financial Instruments and Contingent Consideration.

Fair Value of Net Assets Acquired
The following table presents the total purchase price and the fair value of assets acquired and liabilities assumed as of the Closing Date (unaudited, dollars in thousands):

Fair Value
Cash and cash equivalents	$6,994
Accounts receivable, net	18,474
Inventories, net	11,600
Prepaid expenses and other current assets	3,564
Property and equipment, net	454
Operating lease asset (1)	11,029
Intangible assets	355,000
Other assets	340
Total fair value of assets acquired	407,455
Accounts payable	(2,573)
Accrued expenses and other current liabilities	(23,339)
Operating lease liability (1)	(11,029)
Deferred income tax liabilities, net (2)	(67,192)
Total fair value of liabilities assumed	(104,133)
Total identifiable net assets	$303,322
Goodwill	77,963
Total purchase price	$381,285
______________________________
(1) Refer to Note 12, Leases, for further discussion of the acquired lease asset and assumed lease liability.
(2) Includes tax attributes that are subject to tax limitations.
Acquired Inventory
The fair value of the inventory was determined using the comparative sales method, which estimated the expected sales price of the product, reduced by all costs expected to be incurred to complete or to dispose of the inventory, as well as a profit on the sale.
Acquired Intangible Assets
The acquired intangible assets include the acquired IPR&D asset and the acquired developed technology and product rights. The Company determined the fair value of the acquired intangible assets as of the Closing Date using the income approach. The fair value measurements of the acquired intangible assets were determined based on significant unobservable inputs and therefore, represent a Level 3 fair value measurement. Some of the more significant inputs and assumptions used in the intangible assets valuation include: the timing and probability of success of clinical and regulatory approvals for the IPR&D asset, the estimated future cash flows from Product sales, the timing and projection of costs and expenses, discount rates and tax rates.
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
MDD Enterprises Operations
The operations of MDD US Enterprises, LLC ("MDD Enterprises") (formerly USWM Enterprises, LLC) and its subsidiaries have been included in the Company's condensed consolidated statements of earnings for the period subsequent to the Closing Date. The following table summarizes the total revenues for MDD Enterprises, (dollars in thousands):

	Three Months ended September 30,		Nine Months ended September 30,
	2021	2020	2021	2020
	(unaudited)		(unaudited)
Net product sales	$32,499	$40,863	$96,205	$51,493
The Company is unable to provide the results of operations attributable to MDD US Enterprises, LLC and its subsidiaries as those operations were substantially integrated into our business.
4. Disaggregated Revenues
The following table summarizes the disaggregation of revenues by product or source, (dollars in thousands):

	Three Months ended September 30,		Nine Months ended September 30,
	2021	2020	2021	2020
	(unaudited)		(unaudited)
Net product sales
Trokendi XR	$80,935	$82,906	$231,531	$241,131
Oxtellar XR	29,728	28,364	82,120	75,983
APOKYN	24,627	34,482	73,338	43,082
MYOBLOC (1)	4,596	4,050	13,477	5,279
XADAGO	3,276	2,331	9,390	3,132
Qelbree	2,370	—	2,685	—
Total net product sales	$145,532	$152,133	$412,541	$368,607
Royalty revenues	2,932	3,002	8,184	8,233
Total revenues	$148,464	$155,135	$420,725	$376,840
______________________________
(1) In April 2021, the Company notified the European Medicines Agency that it will cease the marketing of rimabotulinumtoxinB in European countries where it has been marketed as NeuroBloc.
Trokendi XR accounted for 56% of the Company’s total net product sales for both the three and nine months ended September 30, 2021 and approximately 54% and 65% of the Company's total net product sales for the three and nine months ended September 30, 2020, respectively.
The Company's three major customers, AmerisourceBergen Drug Corporation, Cardinal Health, Inc. and McKesson Corporation, individually accounted for more than 25% of our total net product sales and collectively accounted for more than 85% of our total net product sales in both 2021 and 2020.

The Company recognized noncash royalty revenue of $2.4 million and $6.8 million, for the three and nine months ended September 30, 2021, respectively. The Company recognized noncash royalty revenue of $2.4 million and $6.3 million, for the three and nine months ended September 30, 2020, respectively. Refer to Note 15, Commitments and Contingencies.
5. Investments
Marketable Securities
Unrestricted available-for-sale marketable securities held by the Company are as follows, (dollars in thousands):

	September 30, 2021	December 31, 2020
	(unaudited)
Amortized cost	$628,461	$472,306
Gross unrealized gains	5,878	11,987
Gross unrealized losses	(289)	(41)
Total fair value	$634,050	$484,252
The contractual maturities of the unrestricted available-for-sale marketable securities held by the Company are as follows, (dollars in thousands):

September 30, 2021
(unaudited)
Less than 1 year	$228,571
1 year to 2 years	220,770
2 years to 3 years	184,709
3 years to 4 years	—
Greater than 4 years	—
Total	$634,050
As of September 30, 2021, there was no impairment due to credit loss on any available-for-sale marketable securities.
Investment in Navitor
Development Agreement
In April 2020, the Company entered into the Development Agreement with Navitor Inc. The Company can terminate the Development Agreement upon 30 days’ notice. Under the terms of the Development Agreement, the Company and Navitor Inc. will jointly conduct a Phase II clinical program for NV-5138 (SPN-820) for TRD. The Company will bear all of the Phase I and Phase II development costs incurred by either party, up to a maximum of $50 million. In addition, the Company will incur certain other research and development support costs. There are certain additional payment amounts which could be incurred by the Company. These costs are contingent upon Navitor Inc. achieving defined development milestones. The Company has an option to acquire or license NV-5138 (SPN-820), for which additional payments would be required. In the second quarter of 2020, the Company paid Navitor Inc. a one time, nonrefundable, and non-creditable fee of $10 million for this option to acquire or license NV-5138 (SPN-820) which was expensed and recorded in Research and development expense in the condensed consolidated statements of earnings.
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
Prior to the Navitor Restructuring, the investment was accounted for under the practical expedient allowed for equity securities without readily determinable fair value, which is cost minus impairment plus any changes in observable price changes from an orderly transaction of similar investments in Navitor Inc. Following the legal restructuring and exchange of the preferred shares for member equity units of Navitor LLC, the investment was accounted for under the equity method of accounting due to the Company’s ability to exert significant influence under the new Navitor LLC legal structure, but not control the financial and operating decisions of Navitor LLC. The majority of the assets and liabilities recorded in Navitor LLC’s financial statements represent working capital items and cash that are being used for research and development purposes and are significantly lower than the Company’s investment in Navitor LLC. This created a significant basis difference for the Company’s investment in the underlying net assets, requiring the Company to account for the investee as if it were a consolidated subsidiary in a manner consistent with the provisions of ASC 805, Business Combinations, to apply the acquisition method of accounting. The Company has determined that substantially all of the fair value of the investment is attributable to a single IPR&D asset. As a result, the investee is not considered a business as defined in ASC 805. In the first quarter of 2021, the $15 million investment, which was previously recorded in Other assets in the condensed consolidated balance sheets, was expensed and recorded in Research and development expense in the condensed consolidated statements of earnings.
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
The Company reports the fair value of assets and liabilities using a three level measurement hierarchy that prioritizes the inputs used to measure fair value. The fair value hierarchy consists of the following three levels:
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
The fair value of the restricted marketable securities which are classified as Level 2 financial assets are recorded in Other assets on the condensed consolidated balance sheets. There were no Level 3 financial assets as of September 30, 2021 or December 31, 2020. There have been no transfers of assets or liabilities into or out of Level 3 of the fair value hierarchy.

Financial Assets and Liabilities Recorded at Fair Value on a Recurring Basis
The Company’s financial assets and liabilities that are required to be measured at fair value on a recurring basis are as follows (dollars in thousands):

		Fair Value Measurements at September 30, 2021 (unaudited)
	Total Fair Value at September 30, 2021	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents
Cash	$193,947	$193,947	$—	$—
Money market funds	21,334	21,334	—	—
Marketable securities
Corporate debt securities	211,857	252	211,605	—
Municipal debt securities	16,714	—	16,714
Long term marketable securities
Corporate debt securities	405,479	—	405,479	—
Other noncurrent assets
Marketable securities - restricted (SERP)	597	5	592	—
Total assets at fair value	$849,928	$215,538	$634,390	$—
Liabilities:
Contingent consideration	$69,050	$—	$—	$69,050
Total liabilities at fair value	$69,050	$—	$—	$69,050

		Fair Value Measurements at December 31, 2020
	Total Fair Value at December 31, 2020	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents
Cash	$218,550	$218,550	$—	$—
Money market funds	70,090	70,090	—	—
Marketable securities
Corporate debt securities	133,893	—	133,893	—
Long term marketable securities
Corporate debt securities	350,359	256	350,103	—
Other noncurrent assets
Marketable securities - restricted (SERP)	547	3	544	—
Total assets at fair value	$773,439	$288,899	$484,540	$—
Liabilities:
Contingent consideration	$76,700	$—	$—	76,700
Total liabilities at fair value	$76,700	$—	$—	$76,700
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
The Company also had an investment in Navitor LLC, a privately held company, which it classified as Level 3 as it does not have a readily determinable fair value. In the first quarter of 2021, the $15 million investment in Navitor LLC was expensed. Refer to Note 5, Investments.

Contingent Consideration
The contingent consideration liabilities are measured at fair value on a recurring basis. The changes in fair value are reported on the condensed consolidated statement of earnings in Contingent Consideration expense (gain). In the fourth quarter of 2020, the Company recorded a measurement period adjustment of $40.9 million. Refer to Note 3, USWM Acquisition. The Company recorded $0.1 million loss and $7.7 million gain due to the change in fair value of the contingent consideration liabilities for the three and nine months ended September 30, 2021, respectively. The change in fair value of $7.7 million for the nine months ended September 30, 2021 is primarily due to the write-down of the sales based contingent consideration liabilities offset by an increase in the estimated fair value of regulatory and developmental milestones due to the passage of time. The Company assessed that these sales-based milestones will not be achieved based on the revised net sales projections. The probability of achieving these milestones were significantly lower compared to prior estimates. The Company updated its projected net sales of the Products based on recent historical sales trend experience.
The following table provides a reconciliation of the beginning and ending balances related to the contingent consideration for the USWM Acquisition and composition of the contingent consideration liabilities (dollars in thousands):

		Balance
Balance at December 31, 2020		$76,700
Change in fair value recognized in earnings (unaudited)		(7,650)
Balance at September 30, 2021 (unaudited)		$69,050

Initial measurement at Closing Date at June 9, 2020		$115,700
Measurement period adjustment		(40,900)
Change in fair value recognized in earnings		1,900
Balance at December 31, 2020		$76,700

	September 30, 2021	December 31, 2020
	(unaudited)
Regulatory and developmental contingent consideration liabilities	$69,050	$68,000
Sales-based contingent consideration liabilities	—	8,700
Total	$69,050	$76,700
7.    Goodwill and Intangible Assets, Net
The following table sets forth the gross carrying amounts and related accumulated amortization of intangibles assets and goodwill (dollars in thousands):

	Remaining Weighted- Average Life (Years)	September 30, 2021	December 31, 2020
	(unaudited)
Goodwill		$77,963	$77,911

Intangible assets:
Acquired IPR&D		$124,000	$123,000
Definite-lived intangible assets
Acquired developed technology and product rights	9.25 - 11.25	231,000	232,000
Capitalized patent defense costs	1.25 - 5.5	43,820	43,579
		398,820	398,579
Less accumulated amortization		(52,201)	(34,237)
Total intangible assets, net		$346,619	$364,342
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
Amortization expense for intangible assets was approximately $6.0 million and $18.0 million for the three and nine months ended September 30, 2021, respectively, and approximately $6.1 million and $9.8 million for the three and nine months ended September 30, 2020, respectively. The increase in expense is due to amortization of the acquired developed technology and product rights from the USWM Acquisition.
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
The liability component of the 2023 Notes consists of the following (dollars in thousands):

	September 30, 2021	December 31, 2020
	(unaudited)
2023 Notes	$402,500	$402,500
Unamortized debt discount and deferred financing costs	(27,712)	(40,749)
Total carrying value	$374,788	$361,751

Fair value (Level 2)	$397,469	$383,381
No 2023 Notes were converted as of September 30, 2021 or December 31, 2020.
9.    Share-Based Payments
Share-based compensation expense is as follows (dollars in thousands):

	Three Months ended September 30,		Nine Months ended September 30,
	2021	2020	2021	2020
	(unaudited)		(unaudited)
Research and development	$615	$777	$1,909	$2,276
Selling, general and administrative	3,412	3,713	11,965	11,164
Total	$4,027	$4,490	$13,874	$13,440
Stock Option and Stock Appreciation Rights
The following table summarizes stock option and stock appreciation rights (SAR) activities (unaudited):

	Number of Options	Weighted- Average Exercise Price (per share)	Weighted- Average Remaining Contractual Term (in years)
Outstanding, December 31, 2020	5,451,862	$23.26	6.28
Granted	991,325	$28.93
Exercised	(233,347)	$18.82
Forfeited	(410,488)	$27.43
Outstanding, September 30, 2021 (unaudited)	5,799,352	$24.11	6.18

As of September 30, 2021:
Vested and expected to vest	5,799,352	$24.11	6.18
Exercisable	3,679,177	$21.23	4.80

As of December 31, 2020:
Vested and expected to vest	5,451,862	$23.26	6.28
Exercisable	3,218,771	$19.36	4.77

Restricted Stock Units
The following table summarizes restricted stock unit (RSU) activities (unaudited):

	Number of RSUs	Weighted-Average Grant Date Fair Value per Share
Nonvested, December 31, 2020	26,055	$23.99
Granted	21,110	$29.61
Vested	(26,055)	$23.99
Forfeited	—	$—
Nonvested, September 30, 2021	21,110	$29.61
Performance Share Units

The following table summarizes performance share unit (PSU) activities (unaudited):

	Performance-Based Units		Market-Based Units		Total PSUs
	Number of PSUs	Weighted- Average Grant Date Fair Value per Share	Number of PSUs	Weighted- Average Grant Date Fair Value per Share	Number of PSUs	Weighted- Average Grant Date Fair Value per Share
Nonvested, December 31, 2020	—	$—	15,625	$23.41	15,625	$23.41
Granted	95,000	29.74	20,000	28.63	115,000	$29.55
Vested	(40,000)	29.61	—	—	(40,000)	$29.61
Forfeited	(1,500)	30.45	—	—	(1,500)	$30.45
Nonvested, September 30, 2021	53,500	$29.82	35,625	$26.34	89,125	$28.43
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
In addition to the above described effect of the 2023 Notes and the related Convertible Note Hedge and Warrant Transactions, the Company also excluded the common stock equivalents of the following outstanding stock-based awards in the calculation of diluted EPS, because their inclusion would be anti-dilutive:

	Three Months ended September 30,		Nine Months ended September 30,
	2021	2020	2021	2020
	(unaudited)		(unaudited)
Stock options, RSUs, PSUs	1,654,816	2,677,770	1,397,424	2,905,469

The following table sets forth the computation of basic and diluted net earnings per share for the three and nine months ended September 30, 2021 and 2020 (dollars in thousands, except share and per share amounts):

	Three Months ended September 30,		Nine Months ended September 30,
	2021	2020	2021	2020
	(unaudited)		(unaudited)
Numerator:
Net earnings	$21,562	$39,997	$50,982	$96,182
Denominator:
Weighted average shares outstanding, basic	53,187,764	52,658,850	53,053,441	52,583,891

Effect of dilutive securities:
Stock options, RSUs and SARs	1,147,030	1,103,792	1,248,020	1,079,382
Weighted average shares outstanding, diluted	54,334,794	53,762,642	54,301,461	53,663,273

Earnings per share, basic	$0.41	$0.76	$0.96	$1.83
Earnings per share, diluted	$0.40	$0.74	$0.94	$1.79
11.    Income Tax Expense
The following table provides information regarding the Company’s income tax expense for the three and nine months ended September 30, 2021 and 2020 (dollars in thousands):

	Three Months ended September 30,		Nine Months ended September 30,
	2021	2020	2021	2020
	(unaudited)		(unaudited)
Income tax expense	$7,398	$12,714	$20,142	$32,773
Effective tax rate	25.5%	24.1%	28.3%	25.4%
Income tax expense for the three and nine months ended September 30, 2021, as compared to the same periods in the prior year, decreased primarily due to lower income before taxes in 2021. The effective income tax rate increased for the three months ended September 30, 2021, as compared to the same period in the prior year, primarily due to greater research and development credit benefit recognized during the three months ended September 30, 2020. The effective income tax rate increased for the nine months ended September 30, 2021, as compared to the same period in the prior year, mainly due to changes in the effective state tax rates as a result of the transfer of workforce between legal entities in the first quarter of 2021.
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
The Company's headquarters lease commenced on February 1, 2019 and will continue until April 30, 2034, unless earlier terminated in accordance with the terms of the lease. The lease includes options to extend the lease for up to 10 years.
On August 23, 2021, the Company entered into an addendum to the original headquarters lease agreement to lease additional office space, referred to as the Expansion Premises. The Expansion Premises is separate from the lease space in the original lease agreement. The term of the lease with respect to the Expansion Premises commenced on September 1, 2021 and coincides with the lease term per the original lease agreement.

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
Operating and finance lease assets and lease liabilities as reported on the condensed consolidated balance sheets are as follows (dollars in thousands):

	Balance Sheet Classification	September 30, 2021	December 31, 2020
		(unaudited)
Assets
Operating lease assets	Other assets	$30,108	$20,231
Finance lease asset	Property and equipment, net	—	20,874
Total lease assets		$30,108	$41,105

Liabilities
Lease liabilities, current
Operating lease liabilities, current portion	Accounts payable and accrued liabilities	$5,904	$3,760
Finance lease liability, current portion	Other current liabilities	—	3,761
Lease liabilities, long term
Operating lease liabilities, long term	Operating lease liabilities, long term	37,261	28,579
Finance lease liability, long term	Other liabilities	—	20,235
Total lease liabilities		$43,165	$56,335
13.    Composition of Other Balance Sheet Items
The following details the composition of other balance sheet items (dollars in thousands for amounts in tables):
Accounts Receivables
As of September 30, 2021 and December 31, 2020, the Company has reduced accounts receivable by approximately $11.2 million and $11.4 million, respectively. Prompt pay discount and contractual service fees, which were originally recorded as reduction to revenues, represents estimated amounts not expected to be paid by our customers. The Company's customers are primarily pharmaceutical wholesalers and distributors and specialty pharmacies. Receivables from our three major customers account for more than 85% of our total receivables.

Inventories

	September 30, 2021	December 31, 2020
	(unaudited)
Raw materials	$9,710	$22,208
Work in process	37,910	8,985
Finished goods	12,535	17,132
Total	$60,155	$48,325
In May 2021, the Company launched Qelbree for the treatment of ADHD in pediatric patients 6 to 17 years of age in the U.S. Capitalized pre-launch inventory costs for Qelbree were $19.1 million as of December 31, 2020.
Property and Equipment

	September 30, 2021	December 31, 2020
	(unaudited)
Lab equipment and furniture	$11,734	$12,526
Leasehold improvements	12,453	15,183
Software	2,023	2,295
Finance lease assets (1)	—	22,747
Computer equipment	1,156	2,113
Construction-in-progress	209	—
	27,575	54,864
Less accumulated depreciation and amortization	(11,104)	(17,040)
Total	$16,471	$37,824
_______________________________
(1) Refer to Note 12, Leases.
Depreciation and amortization expense on property and equipment was approximately $0.6 million and $1.9 million for the three and nine months ended September 30, 2021, respectively, and approximately $0.7 million and $1.8 million for the three and nine months ended September 30, 2020, respectively. The Company retired certain fully depreciated property and equipment for the nine months ended September 30, 2021.
Accounts Payable and Accrued Liabilities

	September 30, 2021	December 31, 2020
	(unaudited)
Accounts payable	$9,125	$6,147
Accrued compensation	13,426	16,008
Accrued royalties (1)	12,781	13,890
Accrued product costs	8,408	9,587
Accrued professional fees	7,453	7,730
Accrued clinical trial costs (2)	6,774	12,842
Operating lease liabilities, current portion (3)	5,904	3,760
Other accrued expenses	8,415	8,970
Total	$72,286	$78,934
_______________________________
(1) Refer to Note 15, Commitments and Contingencies.
(2) Includes preclinical and all clinical trial-related costs.
(3) Refer to Note 12, Leases.

Accrued Product Returns and Rebates

	September 30, 2021	December 31, 2020
	(unaudited)
Accrued product rebates	$98,636	$96,589
Accrued product returns	33,412	29,603
Total	$132,048	$126,192
Other Liabilities

	September 30, 2021	December 31, 2020
	(unaudited)
Nonrecourse liability related to sale of future royalties, long term	$8,139	$13,410
Finance lease liability, long term (1)	—	20,235
Other liabilities	10,047	9,146
Total	$18,186	$42,791
______________________________
(1) Refer to Note 12, Leases.
14.    Interest Expense
The following details the composition of interest expense (dollars in thousands):

	Three Months ended September 30,		Nine Months ended September 30,
	2021	2020	2021	2020
	(unaudited)		(unaudited)
Interest expense	$(5,033)	$(4,945)	$(14,593)	$(14,430)
Interest expense on nonrecourse liability related to sale of future royalties	(892)	(1,143)	(2,896)	(3,228)
Total	$(5,925)	$(6,088)	$(17,489)	$(17,658)
Interest expense includes noncash interest expense related to amortization of deferred financing costs, and amortization of the debt discount on the 2023 Notes of $4.4 million and $13.0 million for the three and nine months ended September 30, 2021, respectively, and $4.2 million and $12.4 million for the three and nine months ended September 30, 2020, respectively.
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
Under the Merz Agreement, the annual minimum purchase quantity requirements of MYOBLOC amounted to approximately €3.0 million annually. In October 2021, the Company entered into an amendment to the Merz Agreement. Refer to Note 12, Leases, for further discussion on the contract manufacturing lease and Note 16, Subsequent Events, for further discussion on the contract amendment.
In addition, USWM Enterprises had an existing license and distribution agreement for XADAGO. This included an annual minimum promotional spend to support the marketing of XADAGO for the first five years of the agreement. As of September 30, 2021, the remaining contractual commitment for XADAGO is $1.1 million for the period from July 2021 to June 2022. Refer to Note 3, USWM Acquisition, for further discussion on the USWM Acquisition.
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

16. Subsequent Events
Acquisition of Adamas Pharmaceuticals, Inc.
On October 10, 2021, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among the Company, Adamas Pharmaceuticals, Inc. (“Adamas”) and Supernus Reef, Inc., a Delaware corporation and a wholly owned subsidiary of the Company (“Purchaser”). Pursuant to the Merger Agreement, and upon the terms and subject to the conditions thereof, the Company has agreed to cause Purchaser to commence a tender offer to purchase all of the outstanding shares of common stock of Adamas, par value $0.001 per share (the “Shares” and each, a “Share”), at an offer price of (i) $8.10 per Share, in cash, less any applicable withholding taxes and without interest (the “Cash Amount”; an aggregate of approximately $400 million), plus (ii) two contingent value rights per Share (each, a “CVR”; an aggregate of approximately $50 million), which represents the right to receive $0.50 per CVR, which CVRs will be governed by the terms of a contingent value rights agreement to be entered into between the Company and a rights agent mutually agreeable to the Company and Adamas (the “CVR Agreement”), in cash, less any applicable withholding taxes and without interest (the Cash Amount plus two CVRs, collectively, or any higher amount per Share paid pursuant to the Offer, the “Offer Price”). Following the consummation of the Offer and subject to the terms and conditions of the Merger Agreement, Purchaser will be merged with and into Adamas pursuant to Section 251(h) of the General Corporation Law of the State of Delaware (the “DGCL”), with Adamas continuing as the surviving corporation in the Merger and a wholly owned subsidiary of the Company. On October 25, 2021, the Purchaser commenced the Offer.
At or prior to the time at which Purchaser accepts the Shares tendered in the Offer for purchase, the Company and a rights agent mutually agreeable to the Company and Adamas shall enter into a CVR Agreement to allow for the payment of the milestones pursuant to each CVR. Subject to the terms of the CVR Agreement, one CVR issued in respect of a Share shall become payable upon the first occurrence of achievement of aggregate worldwide net sales of a specified product in excess of $150 million during any consecutive 12-month period ending on or before December 31, 2024. Subject to the terms of the CVR Agreement, the second CVR issued in respect of each Share shall become payable upon the first occurrence of aggregate worldwide net sales of a specified product in excess of $225 million during any consecutive 12-month period ending on or before December 31, 2025. Each milestone with respect to a CVR may only be achieved one time. The maximum amount payable with respect to the CVRs issued in respect to each Share is $1.00. The transaction is expected to close in late fourth quarter 2021 or in early first quarter 2022 and is subject to customary conditions.
Adamas is a commercial-stage pharmaceutical company with a portfolio of therapies to address a range of neurological diseases. Adamas’ commercialized medicine, GOCOVRI® (amantadine) extended-release capsules, is the first and only FDA-approved medication indicated for the treatment of both "off" episodes and dyskinesia in patients with Parkinson’s disease receiving levodopa-based therapy.
Merz Agreement
In October 2021, the Company entered into an amendment to the Merz Agreement which increased the price of the annual purchase commitment from €3.0 million to approximately €3.9 million.

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
On October 10, 2021, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among the Company, Adamas Pharmaceuticals, Inc. (“Adamas”) and Supernus Reef, Inc., a Delaware corporation and a wholly owned subsidiary of the Company (“Purchaser”). Pursuant to the Merger Agreement, and upon the terms and subject to the conditions thereof, the Company has agreed to cause Purchaser to commence a tender offer (the “Offer”) to purchase all of the outstanding shares of common stock of Adamas, par value $0.001 per share (the “Shares” and each, a “Share”), at an offer price of (i) $8.10 per Share, in cash, less any applicable withholding taxes and without interest (the “Cash Amount”; an aggregate of approximately $400 million), plus (ii) two contingent value rights per Share (each, a “CVR”; an aggregate of approximately $50 million), which represents the right to receive $0.50 per CVR, which CVRs will be governed by the terms of a contingent value rights agreement to be entered into between the Company and a rights agent mutually agreeable to the Company and Adamas, in cash, less any applicable withholding taxes and without interest (the Cash Amount plus two CVRs, collectively, or any higher amount per Share paid pursuant to the Offer, the “Offer Price”). Following the consummation of the Offer and subject to the terms and conditions of the Merger Agreement, Purchaser will be merged with and into Adamas (the “Merger”) pursuant to Section 251(h) of the General Corporation Law of the State of Delaware (the “DGCL”), with Adamas continuing as the surviving corporation in the Merger and a wholly owned subsidiary of the Company. On October 25, 2021, the Purchaser commenced the Offer.
At or prior to the time at which Purchaser accepts the Shares tendered in the Offer for purchase, the Company and a rights agent mutually agreeable to the Company and Adamas shall enter into a CVR Agreement to allow for the payment of the milestones pursuant to each CVR. Subject to the terms of the CVR Agreement, one CVR issued in respect of a Share shall become payable upon the first occurrence of achievement of aggregate worldwide net sales of a specified product in excess of $150 million during any consecutive 12-month period ending on or before December 31, 2024. Subject to the terms of the CVR Agreement, the second CVR issued in respect of each Share shall become payable upon the first occurrence of aggregate worldwide net sales of a specified product in excess of $225 million during any consecutive 12-month period ending on or before December 31, 2025. Each milestone with respect to a CVR may only be achieved one time. The maximum amount payable with respect to the CVRs issued in respect to each Share is $1.00. The transaction is expected to close in late fourth quarter 2021 or in early first quarter 2022 and is subject to customary conditions.
Adamas is a commercial-stage pharmaceutical company with a portfolio of therapies to address a range of neurological diseases. Adamas’ commercialized medicine, GOCOVRI® (amantadine) extended-release capsules, is the first and only FDA-approved medication indicated for the treatment of both "off" episodes and dyskinesia in patients with Parkinson’s disease receiving levodopa-based therapy.
In April 2021, the U.S. Food and Drug Administration (FDA) approved Qelbree (SPN-812) for the treatment of ADHD in pediatric patients 6 to 17 years of age. In May 2021, we launched Qelbree in the U.S. On September 2, 2021, the FDA has acknowledged it has received the supplemental new drug application (sNDA) for SPN-812 for adult patients with ADHD and assigned a user fee goal date (PDUFA date) of April 29, 2022.
On April 28, 2020, we entered into a Sale and Purchase Agreement with US WorldMeds Partners, LLC to acquire the CNS portfolio of USWM Enterprises, LLC (USWM Enterprises) (USWM Acquisition). With the acquisition, completed on June 9, 2020, the Company added three established commercial products and a product candidate in late-stage development to its portfolio. These commercial products, APOKYN, XADAGO, and MYOBLOC, are primarily for the treatment of PD. In the second quarter of 2021 and within one year from the Closing Date, the Company finalized its accounting for the business combination, including the purchase price allocation.
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
Product Candidates
•Qelbree (viloxazine, extended-release capsules; SPN-812) is a novel non-stimulant product candidate for the treatment of ADHD in adult patients.
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
COVID-19 Impact
While the impact of the ongoing COVID-19 pandemic did not have a material adverse effect on our financial position or results of operations for the three and nine months ended September 30, 2021, we continue to closely monitor the events and circumstances surrounding the COVID-19 pandemic and its impact on all aspects of our business operations. Since the situation surrounding the COVID-19 pandemic remains fluid and the duration uncertain, the long-term nature and extent of the impacts of the pandemic on our business operations and financial position cannot be reasonably estimated at this time. See “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for additional information on risk factors that could impact our business and our results.
Operational Highlights
Qelbree Launch Update
•Qelbree's growth has accelerated with the arrival of the "back to school" season in the third quarter of 2021, reaching total monthly prescriptions in September of 7,132, an increase of 37% compared to August and up 118% compared to the monthly average during the previous three months period. The latest weekly prescriptions data shows 2,248 prescriptions, an increase of 51% compared to the weekly average over the prior 12-week period.
•In addition, Qelbree's base of prescribers' has grown by 340% during the third quarter of 2021 compared to the second quarter of 2021, with more than 3,470 physicians prescribing the product.

Product Pipeline Update
Qelbree (viloxazine, extended-release capsules) - Novel non-stimulant for the treatment of ADHD in adults
•The U.S. Food and Drug Administration (FDA) acknowledged it has received the supplemental new drug application (sNDA) for Qelbree for the treatment of ADHD in adult patients. The sNDA has a user fee goal date (PDUFA date) of April 29, 2022.
SPN-830 (apomorphine infusion pump) - Continuous treatment of motor fluctuations (“on-off” episodes) in Parkinson's disease (PD)
•We expect to resubmit the SPN-830 NDA to the FDA in November 2021.
SPN-820 - Novel first-in-class activator of mTORC1
•An Investigational New Drug (IND) application was submitted to the FDA in September 2021. Consequently, the randomized Phase II clinical study in treatment-resistant depression is on track and expected to start by the end of 2021.
SPN-817 – A novel product candidate for the treatment of epilepsy
•A randomized Phase II clinical study for the treatment of focal seizures is expected to start in the second half of 2022.
SPN-443 and SPN-446 - Two novel CNS drug candidates nominated for development
•Our internal research and development discovery program generated several new chemical entities including SPN-443 and SPN-446 that were nominated for development across various CNS indications including ADHD.
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

Results of Operations
Comparison of the Three and Nine Months ended September 30, 2021 and 2020
Revenues
Revenues consist primarily of net product sales of our commercial products in the U.S., supplemented by royalty revenues from our collaborative licensing arrangements. The following table provides information regarding our revenues during the three and nine months ended September 30, 2021 and 2020 (dollars in thousands):

	Three Months ended September 30,		Change		Nine Months ended September 30,		Change
	2021	2020	Amount	Percent	2021	2020	Amount	Percent
Net product sales
Trokendi XR	$80,935	$82,906	$(1,971)	(2)%	$231,531	$241,131	$(9,600)	(4)%
Oxtellar XR	29,728	28,364	1,364	5%	82,120	75,983	6,137	8%
APOKYN	24,627	34,482	(9,855)	(29)%	73,338	43,082	30,256	70%
MYOBLOC (1)	4,596	4,050	546	13%	13,477	5,279	8,198	**
XADAGO	3,276	2,331	945	41%	9,390	3,132	6,258	**
Qelbree	2,370	—	2,370	**	2,685	—	2,685	**
Total net product sales	$145,532	$152,133	$(6,601)	(4)%	$412,541	$368,607	$43,934	12%
Royalty revenues	2,932	3,002	(70)	(2)%	8,184	8,233	(49)	**
Total revenues	$148,464	$155,135	$(6,671)	(4)%	$420,725	$376,840	$43,885	12%
______________________________
(1) In April 2021, we notified the European Medicines Agency that we will cease the marketing of rimabotulinumtoxinB in European countries where it has been marketed as NeuroBloc.
The $6.6 million and 4% decrease in net product sales for the three months ended September 30, 2021, as compared to the same period in 2020, was primarily due to a $9.9 million and $2.0 million decrease in net product sales of APOKYN and Trokendi XR, respectively. Offsetting these decreases were increases primarily from net product sales of Oxtellar XR and Qelbree, which was launched in second quarter of 2021.
The $43.9 million and 12% increase in net product sales for the nine months ended September 30, 2021, as compared to the same period in 2020, was primarily due to a $44.7 million increase in net product sales of the acquired commercial products, $6.1 million increase in net product sales of Oxtellar XR and net product sales from the recently launched Qelbree. Partially offsetting this increase was $9.6 million decrease in net product sales of Trokendi XR for the nine months ended September 30, 2021, as compared to the same period in 2020.
Trokendi XR net product sales decreased by 2% to $80.9 million for the three months ended September 30, 2021 as compared to the same period in 2020. Trokendi XR net product sales decreased by 4% to $231.5 million for the nine months ended September 30, 2021 as compared to the same period in 2020. This decrease was attributable to a decline in unit demand partially offset by the favorable impact of the price increase taken in January 2021 and favorable improvements in sales deductions.
Oxtellar XR net product sales increased by 5% to $29.7 million for the three months ended September 30, 2021 as compared to the same period in 2020. Oxtellar XR net product sales increased by 8% to $82.1 million for the nine months ended September 30, 2021 as compared to the same period in 2020. This increase was primarily attributable to the favorable impact of both unit demand and a price increase in January 2021.

Net product sales of the acquired commercial products decreased to $32.5 million from $40.9 million for the three months ended September 30, 2021 as compared to the same period in 2020. The decrease was primarily due to a decrease in net product sales of APOKYN. APOKYN net product sales decreased by 29% to $24.6 million for the three months ended September 30, 2021 as compared to the same period in 2020. This decrease was due partially to higher level of channel inventory as well as increased market competition. Net product sales of the acquired commercial products increased to $96.2 million from $51.5 million for the nine months ended September 30, 2021. The increase for the nine month period was due primarily to the timing of the USWM Acquisition, which was completed on June 9, 2020.
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
The following table provides a summary of activity with respect to sales deductions and related accruals during the periods indicated (dollars in thousands):

	Accrued Product Returns and Rebates
	Product Rebates	Product Returns	Reduction to Accounts Receivable for Sales Discounts	Total
Balance at December 31, 2020	$96,589	$29,603	$11,404	$137,596
Provision
Provision for current year sales	275,352	9,945	51,472	336,769
Adjustments relating to prior year sales	1,334	(1,525)	19	(172)
Total provision	$276,686	$8,420	$51,491	$336,597
Less: Actual payments/credits	(274,639)	(4,611)	(51,677)	(330,927)
Balance at September 30, 2021	$98,636	$33,412	$11,218	$143,266

Balance at December 31, 2019	$88,811	$18,818	$11,013	$118,642
USWM Acquisition liabilities assumed	5,112	3,072	293	8,477
Provision
Provision for current year sales	254,338	8,709	49,987	313,034
Adjustments relating to prior year sales	3,633	9,008	147	12,788
Total provision	$257,971	$17,717	$50,134	$325,822
Less: Actual payments/credits	(241,351)	(13,177)	(50,342)	(304,870)
Balance at September 30, 2020	$110,543	$26,430	$11,098	$148,071
Accrued Product Returns and Rebates Balances
The accrued product rebates balance decreased from $110.5 million as of September 30, 2020 to $98.6 million as of September 30, 2021 due to the timing of payments which more than offsets the increase in the provision.
The accrued product returns balance increased from $26.4 million as of September 30, 2020 to $33.4 million as of September 30, 2021 due to timing of related return activity offset by a decrease in the provision for product returns.
Provisions for Returns and Rebates
The provision for product rebates increased to $276.7 million for the nine months ended September 30, 2021 compared to $258.0 million for the same period in prior year. This increase was primarily attributable to greater utilization of our patient co-payment programs, as well as higher per patient payments under both Medicaid and commercial managed care programs.
The provision for product returns of $8.4 million for the nine months ended September 30, 2021 was lower compared to $17.7 million for the nine months ended September 30, 2020. This decrease was primarily due to the unfavorable actual returns experienced in the first quarter of 2020 for discontinued Trokendi XR commercial blister pack configurations, for which all production and distribution ceased in 2017.

Royalty Revenues
Royalty revenues were $2.9 million and $3.0 million for the three months ended September 30, 2021 and 2020, respectively. Royalty revenues were $8.2 million for both the nine months ended September 30, 2021 and 2020, respectively.
Royalty revenues include a royalty from net product sales of Mydayis, a product of Takeda Pharmaceuticals Company Ltd., and noncash royalty revenue pursuant to our agreement with Healthcare Royalty Partners III, L.P. (HC Royalty). HC Royalty receives royalty payments from United Therapeutics Corporation (United Therapeutics) based on net product sales of United Therapeutics’ product Orenitram.
Cost of Goods Sold
Cost of goods sold was $18.1 million and $21.4 million for the three months ended September 30, 2021 and 2020, respectively. Cost of goods sold was $58.1 million and $33.9 million for the nine months ended September 30, 2021 and 2020, respectively. Royalty payments associated with the acquired commercial products, APOKYN and XADAGO, made up the majority of the cost of goods sold.
The decline in cost of goods sold for the three months period was primarily due to lower royalties as a result of decreased APOKYN net product sales, partially offset by additional costs of $1.3 million for rejected MYOBLOC inventory lots in connection with the minimum purchase commitments. The increase in cost of goods sold for the nine months period was primarily due to higher cost recorded in 2021 for the acquired commercial products which is attributable to the timing of the USWM Acquisition that was completed on June 9, 2020, costs of $7.0 million for rejected MYOBLOC inventory lots, partially offset by lower royalties in the current year. Refer to Part I, Item 1, Unaudited Condensed Financial Statements, Note 15, Commitments and Contingencies in the Notes to the Condensed Consolidated Financial Statements for discussion regarding annual minimum purchase quantity requirements of MYOBLOC.
Also included in cost of goods sold for the three and nine months ended September 30, 2021 are de minimis costs for Qelbree inventory sold. We manufacture Qelbree inventory for commercial sale and for use in our samples program. Manufacturing costs related to Qelbree inventory build-up incurred before FDA approval and prior to first quarter of 2020, when the Company began capitalizing pre-launch inventory, were expensed to research and development expense. The manufactured Qelbree inventory prior to FDA approval consisted of $8.6 million raw materials inventory, which was expensed as research and development expense in 2019. Therefore, cost of goods sold for Qelbree for the three and nine months ended September 30, 2021 does not include raw material cost that was previously expensed. We expect our cost of goods sold to increase in the future as this inventory is sold, which will have a negative impact on our operating earnings.
The time period over which reduced-cost Qelbree inventory is consumed will depend on a number of factors, including the amount of future Qelbree sales, the ultimate use of this inventory in either commercial sales, clinical development or other research activities, and the ability to utilize inventory prior to its expiration date. At this time, we expect to sell as commercial inventory or consume as samples substantially all of the reduced-cost inventory by the first half of 2022.

Research and Development Expenses
The following table provides information regarding our research and development (R&D) expenses during the periods indicated (dollars in thousands):

	Three Months ended September 30,		Change		Nine Months ended September 30,		Change
	2021	2020	Amount	Percent	2021	2020	Amount	Percent
Direct Project Costs (1)
SPN-812	$2,570	$5,048	$(2,478)	(49)%	$7,658	$16,752	$(9,094)	(54)%
SPN-830	322	577	(255)	(44)%	560	865	(305)	(35)%
SPN-820	2,527	3,537	(1,010)	(29)%	7,642	4,402	3,240	74%
SPN-860	2,481	243	2,238	**	5,096	277	4,819	**
Others	1,967	1,360	607	45%	6,762	7,694	(932)	(12)%
	9,867	10,765	(898)	(8)%	27,718	29,990	(2,272)	(8)%

Other R&D expense	—	—	—	**	15,000	10,000	5,000	50%

Indirect Project Costs (1)
Share-based compensation	615	777	(162)	(21)%	1,909	2,276	(367)	(16)%
Other indirect overhead	9,172	5,297	3,875	73%	24,762	15,757	9,005	57%
	9,787	6,074	3,713	61%	26,671	18,033	8,638	48%
Research and development expense	$19,654	$16,839	$2,815	17%	$69,389	$58,023	$11,366	20%
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
R&D expenses were $19.7 million and $16.8 million for the three months ended September 30, 2021 and 2020, respectively. The $2.8 million increase was primarily due to higher regulatory activities related to the acquired products from the USWM Acquisition and Qelbree, increase in costs associated with MYOBLOC post-marketing commitment studies (SPN-860), offset by reduced spending on SPN-812 (Qelbree) Phase III programs. Qelbree for treatment of ADHD in pediatric patients was launched in May 2021 and the NDA for Qelbree for adults was submitted in the first half of 2021.
R&D expenses were $69.4 million and $58.0 million for the nine months ended September 30, 2021 and 2020, respectively. The $11.4 million increase was primarily due to the $15 million write-down of the investment in Navitor LLC; increased spending on SPN-820, which has advanced to a Phase II clinical program, and on MYOBLOC post-marketing commitment studies; and higher regulatory activities related to the acquired products. These increases are partially offset by reduced spending on SPN-812 (Qelbree) Phase III programs and the $10 million option fee paid in 2020. Refer to Part I, Item 1, Unaudited Condensed Consolidated Financial Statements, Note 5, Investments, in the Notes to the Condensed Consolidated Financial Statements, for further discussion of the write-down of the investment in Navitor LLC in 2021 and the option fee payment in 2020.

Selling, General and Administrative Expenses
The following table provides information regarding our selling, general and administrative (SG&A) expenses during the periods indicated (dollars in thousands):

	Three Months ended September 30,		Change		Nine Months ended September 30,		Change
	2021	2020	Amount	Percent	2021	2020	Amount	Percent
Selling and marketing	$50,704	$38,127	$12,577	33%	$137,531	$95,005	$42,526	45%
General and administrative	21,328	16,333	4,995	31%	65,493	49,172	16,321	33%
Total	$72,032	$54,460	$17,572	32%	$203,024	$144,177	$58,847	41%
Selling and Marketing
Selling and marketing expenses were $50.7 million and $38.1 million for the three months ended September 30, 2021 and 2020, respectively. Selling and marketing expenses were $137.5 million and $95.0 million for the nine months ended September 30, 2021 and 2020, respectively. The increases in both periods were primarily attributable to increased marketing expenses and professional consulting spend for the launch of Qelbree and the acquired commercial products from the USWM Acquisition. In addition, employee-related expenses also increased due to higher headcount to support the launch of Qelbree.
In addition, the reduced-cost Qelbree samples were included in selling and marketing expenses for the three and nine months ended September 30, 2021. At full cost, these Qelbree samples would have resulted in $0.8 million and $4.0 million higher SG&A for the three months ended and nine months ended September 30, 2021, respectively. At this time, we expect to sell as commercial inventory or consume as samples the reduced-cost Qelbree inventory by the first half of 2022.
General and Administrative
General and administrative expenses were $21.3 million and $16.3 million for the three months ended September 30, 2021 and 2020, respectively. General and administrative expenses were $65.5 million and $49.2 million for the nine months ended September 30, 2021 and 2020, respectively. The increases in both periods were primarily attributable to increased professional consulting spend and increased headcount to support the integration of the MDD operations.
Amortization of Intangible Assets
Amortization of intangible assets was $6.0 million and $6.1 million for the three months ended September 30, 2021 and 2020, respectively. Amortization of intangible assets was $18.0 million and $9.8 million for the nine months ended September 30, 2021 and 2020, respectively. The increase for nine month period was primarily due to timing of the USWM acquisition, which was completed on June 9, 2020.
Contingent Consideration Expense (Gain)
The change in the fair value of the contingent consideration liabilities associated with the USWM Acquisition was an expense of $0.1 million for the three months ended September 30, 2021 and a gain of $7.7 million for the nine months ended September 30, 2021. The contingent consideration gain was primarily due to the reduction of the sales based contingent consideration liabilities recorded in the second quarter of 2021 offset by an increase in the estimated fair value of regulatory and developmental milestones due to passage of time. The Company assessed that these sales-based milestones will not be achieved based on the revised net sales projections.

Other Income (Expense)

	Three Months ended September 30,		Change		Nine Months ended September 30,		Change
	2021	2020	Amount	Percent	2021	2020	Dollar	Percent
Interest and other income, net	2,281	2,659	(378)	(14)%	8,682	15,913	$(7,231)	(45)%
Interest expense	(5,033)	(4,945)	(88)	2%	(14,593)	(14,430)	$(163)	1%
Interest expense on nonrecourse liability related to sale of future royalties	(892)	(1,143)	251	(22)%	(2,896)	(3,228)	332	(10)%
Total	$(3,644)	$(3,429)	$(215)	6%	$(8,807)	$(1,745)	$(7,062)	**
Other expense was $3.6 million and $3.4 million for the three months ended September 30, 2021 and 2020, respectively. Other expense increased to $8.8 million for the nine months ended September 30, 2021 from $1.7 million for the same period in 2020 primarily due to lower interest income on marketable securities holdings in 2021 and gains generated from sales of our marketable securities in 2020. Specifically, in the second quarter of 2020, we sold securities at a gain of $3.6 million to finance the up-front cash payment of approximately $300 million for the USWM Acquisition.
Income Tax Expense

	Three Months ended September 30,		Change		Nine Months ended September 30,		Change
	2021	2020	Dollar	Percent	2021	2020	Dollar	Percent
Income tax expense	$7,398	$12,714	$(5,316)	(42)%	$20,142	$32,773	$(12,631)	(39)%
Effective tax rate	25.5%	24.1%			28.3%	25.4%
Income tax expense was $7.4 million and $12.7 million for the three months ended September 30, 2021 and 2020, respectively. Income tax expense was $20.1 million and $32.8 million for the nine months ended September 30, 2021 and 2020 respectively. The decreases in both periods were mainly due to lower earnings before taxes in 2021.
The effective income tax rate was 25.5% and 24.1% for the three months ended September 30, 2021 and 2020, respectively. The effective income tax rate was lower in 2020 primarily due to a greater research and development credit benefit recognized in 2020. The effective income tax rate was 28.3% and 25.4% for the nine months ended September 30, 2021 and 2020, respectively. The effective income tax rate increase was mainly due to changes in the effective state tax rates as a result of the transfer of workforce between legal entities in the first quarter of 2021.
Liquidity and Capital Resources
We have financed our operations primarily with cash generated from product sales, supplemented by cash generated by revenue from royalty and licensing arrangements, as well as proceeds from the sale of equity and debt securities. Continued cash generation is highly dependent on the continued commercial success of our commercial products as well as the potential commercial success of our product candidates, if approved by the FDA.
While we expect continued profitability in future years, we anticipate there may be significant variability from year to year in the level of our profits particularly due to the commercial launch of Qelbree in May 2021, future commercial launch of Qelbree for treatment of ADHD in adults and SPN-830 (Apomorphine Infusion Pump), if both are approved by the FDA, continued market and payor pressures for our commercial products and the likely unfavorable impact of the upcoming loss of exclusivity for Trokendi XR in January 2023, or sooner under certain conditions.
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
Financial Condition
Cash and cash equivalents, marketable securities, and long term marketable securities as of the periods presented below, are as follows (dollars in thousands):

	September 30,	December 31,	Change
	2021	2020	Amount	Percent
Cash and cash equivalents	$215,281	$288,640	$(73,359)	(25)%
Marketable securities	228,571	133,893	94,678	71%
Long term marketable securities	405,479	350,359	55,120	16%
Total	$849,331	$772,892	$76,439	10%
Total cash and cash equivalents, marketable securities and long term marketable securities increased by $76.4 million in the first nine months of 2021, primarily due to cash generated from ongoing operations.
As of September 30, 2021 and December 31, 2020, the outstanding principal on our 0.625% Convertible Senior Notes Due 2023 (2023 Notes) was $402.5 million. No 2023 Notes have been converted as of September 30, 2021. There were no changes to the separate convertible note hedge transactions (collectively, the Convertible Note Hedge Transactions) and separate warrant transactions (the Warrant Transactions). Refer to Part I, Item 1, Unaudited Condensed Financial Statements, Note 8, Convertible Senior Notes Due 2023, in the Notes to the Condensed Consolidated Financial Statements, for further discussion of the 2023 Notes and our other indebtedness.
Summary of Cash Flows
The following table summarizes the major sources and uses of cash for the periods set forth below (dollars in thousands):

	Nine Months ended September 30,		Change
	2021	2020	Amount
Net cash provided by (used in):
Operating activities	$78,364	$106,466	$(28,102)
Investing activities	(158,043)	(84,044)	(73,999)
Financing activities	6,320	490	5,830
Net change in cash and cash equivalents	$(73,359)	$22,912	$(96,271)
Operating Activities
Net cash provided by operating activities was $78.4 million and $106.5 million for the nine months ended September 30, 2021, and 2020, respectively. The decrease in cash flows provided by operating activities is primarily due to a decrease in earnings, as well as changes in working capital, which reflects the timing impacts of the following:
•cash collections on receivables and settlement of payables;
•increase in inventory primarily related to Qelbree, which was launched in the second quarter of 2021;
•increases in accrued product returns and rebates primarily due to timing of Medicaid and commercial managed care rebate payments; increased provision for rebates due to growth in prescription unit volume, higher Medicaid and managed care rebates and expenditures for patient co-pay programs; and unfavorable actual returns experience in 2020 for discontinued blister pack Trokendi XR configurations.

Investing Activities
Net cash used in investing activities was $158.0 million for the nine months ended September 30, 2021, as compared to $84.0 million net cash used in investing activities for the same period in 2020. The change in 2021 was primarily due to an increase in net purchases of marketable securities in 2021 resulting from investment of excess cash in marketable securities as compared to the same period in the prior year. The change in 2020 was primarily due to lower purchases of marketable securities from investment of excess cash in marketable securities, offset by proceeds from sale of marketable securities of $319.4 million, and offset by outlays for the USWM Acquisition of $297.2 million and the investment in Navitor of $15.0 million.
Financing Activities
Net cash provided by financing activities for the nine months ended September 30, 2021 increased by $5.8 million, as compared to the same period in 2020, primarily due to higher proceeds from issuance of common stock.
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
Item 3.    Quantitative and Qualitative Disclosures About Market Risk
The primary objective of our investment activities is to preserve our capital to fund operations and to facilitate business development activities. We also seek to maximize income from our investments without assuming significant interest rate risk, liquidity risk, or risk of default by investing in investment grade securities with maturities of four years or less. Our exposure to market risk is confined to investments in cash, cash equivalents, marketable securities, and long term marketable securities. As of September 30, 2021, we had unrestricted cash, cash equivalents, marketable securities, and long term marketable securities of
$849.3 million.
In connection with the 2023 Notes, we have separately entered into Convertible Note Hedge Transactions and Warrant Transactions to reduce the potential dilution of the Company’s common stock upon conversion of the 2023 Notes, and to partially offset the cost to purchase the Convertible Note Hedge Transactions, respectively.
Our cash and cash equivalents consist primarily of cash held at banks and investments in highly liquid financial instruments with an original maturity of three months or less. Our marketable securities as of September 30, 2021, which are reported at fair value, consist of investment grade corporate debt securities. We place all investments with governmental, industrial, or financial institutions whose debt is rated as investment grade. We generally hold these securities to maturities of one to four years. Because of the relatively short period that we hold our investments and because we generally hold these securities to maturity, we do not believe that a change in interest rates would have any significant impact on the realizable value of our investments. We do not have any currency or other derivative financial instruments other than outstanding warrants to purchase common stock and the convertible note hedges.
We may contract with clinical research organizations (CROs), investigational sites and contract manufacturing organizations (CMOs) globally. Currently, we have an ongoing trial for SPN-817 outside the U.S. We have CMOs outside of the

U.S. who manufacture and supply certain of our clinical and commercial products and raw materials. We do not hedge our foreign currency exchange rate risk. Transactions denominated in currencies other than the U.S. dollar are recorded based on exchange rates at the time such transactions arise. As of September 30, 2021 and December 31, 2020, substantially all of our liabilities were denominated in the U.S. dollar. We do not believe that changes in foreign currency exchange rates over the nine months ended September 30, 2021 and 2020 had a significant impact on our consolidated results of operations.
Inflation generally affects us by increasing our cost of labor, cost of purchased goods, and the cost of services provided by our vendors. We do not believe that inflation and changing prices over the nine months ended September 30, 2021 and 2020 had a significant impact on our consolidated results of operations. However, in the future, inflation may have an effect on our consolidated results of operations.
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
We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures over financial reporting as of September 30, 2021, the end of the period covered by this report. Based on that evaluation, under the supervision and with the participation of our management, including our CEO and CFO, we concluded that our disclosure controls and procedures were effective as of September 30, 2021.
Changes in Internal Control over Financial Reporting
On June 9, 2020, the Company completed the USWM Acquisition. As of June 30, 2021, the integration of the internal controls relating to the business acquired through the USWM Acquisition into our business has been completed. The business combination accounting for the USWM Acquisition was completed during the second quarter of 2021, and the acquired business will be included in our evaluation of the effectiveness of our internal control over financial reporting for fiscal year 2021.
In July 2021, the Company announced, effective August 13, 2021, the resignation of the former CFO. The current CFO was appointed by the Board of Directors effective August 23, 2021.
During the three months ended September 30, 2021, no changes occurred in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1.    Legal Proceedings
From time to time and in the ordinary course of business, we may be subject to various claims, charges and litigation. We may be required to file infringement claims against third parties for the infringement of our patents.
Oxtellar XR®
Supernus Pharmaceuticals, Inc. v. Apotex Inc., et al., C.A. No. 20-cv-7870 (FLW)(TJB) (D.N.J.)
The Company received a Paragraph IV Notice Letter from generic drug makers Apotex Inc. and Apotex Corp. (collectively, “Apotex”) dated May 13, 2020 directed to nine of its Oxtellar XR® Orange Book patents. Supernus’s U.S. Patent Nos. 7,722,898; 7,910,131; 8,617,600; 8,821,930; 9,119,791; 9,351,975; 9,370,525; 9,855,278; and 10,220,042 generally cover once-a-day oxcarbazepine formulations and methods of treating seizures using those formulations. The FDA Orange Book lists all nine of the Company’s Oxtellar XR® patents as expiring on April 13, 2027. On June 26, 2020, the Company filed a lawsuit against Apotex alleging infringement of the Company’s nine patents. The Complaint—filed in the U.S. District Court for the District of New Jersey—alleges, inter alia, that Apotex infringed the Company’s Oxtellar XR® patents by submitting to the FDA an Abbreviated New Drug Application (“ANDA”) seeking to market a generic version of Oxtellar XR® prior to the expiration of the Company’s patents. Filing its June 26, 2020 Complaint within 45 days of receiving Apotex’s Paragraph IV certification notice entitles Supernus to an automatic stay preventing the FDA from approving Apotex’s ANDA for 30 months from the date of the Company’s receipt of the Paragraph IV Notice Letter. On September 4, 2020, Apotex answered the Complaint and denied the substantive allegations of the Complaint, asserting affirmative defenses that include non-infringement and invalidity. Apotex also asserted Counterclaims seeking declaratory judgments of non-infringement for the nine Oxtellar XR® Orange Book patents. On October 30, 2020, the Company filed its Reply, denying the substantive allegations of Apotex’s Counterclaims. Following the initial Rule 16 Scheduling Conference, the Court issued a case schedule that provides for a trial in June or July 2022. Pretrial discovery is ongoing as of the date of this letter.
Supernus Pharmaceuticals, Inc. v. RiconPharma LLC, et al., C.A. No. 21-cv-12133 (FLW)(TJB) (D.N.J.)
The Company received a Paragraph IV Notice Letter from generic drug maker RiconPharma LLC dated April 20, 2021 directed to nine of its Oxtellar XR® Orange Book patents. Supernus’s U.S. Patent Nos. 7,722,898; 7,910,131; 8,617,600; 8,821,930; 9,119,791; 9,351,975; 9,370,525; 9,855,278; and 10,220,042 generally cover once-a-day oxcarbazepine formulations and methods of treating seizures using those formulations. The FDA Orange Book lists all nine of the Company’s Oxtellar XR® patents as expiring on April 13, 2027. On June 3, 2021, the Company filed a lawsuit against RiconPharma LLC and Ingenus Pharmaceuticals, LLC (collectively, “Ricon”) alleging infringement of the Company’s nine Oxtellar XR® patents. The Complaint—filed in the U.S. District Court for the District of New Jersey—alleges, inter alia, that Ricon infringed the Company’s Oxtellar XR® patents by submitting to the FDA an Abbreviated New Drug Application (“ANDA”) seeking to market a generic version of Oxtellar XR® prior to the expiration of the Company’s patents. Filing its June 3, 2021 Complaint within 45 days of receiving Ricon’s Paragraph IV certification notice entitles Supernus to an automatic stay preventing the FDA from approving Ricon’s ANDA for 30 months from the date of the Company’s receipt of the Paragraph IV Notice Letter. On August 30, 2021, Ricon answered the Complaint and denied the substantive allegations of the Complaint, asserting affirmative defenses that include non-infringement and invalidity. Ricon also asserted Counterclaims seeking declaratory judgments of non‑infringement for the nine Oxtellar XR® Orange Book patents. Supernus filed a motion to strike the jury demand in Ricon’s answer, which is pending as of the date of this filing. As of the date of this filing, Supernus has not otherwise replied to Ricon’s Counterclaims. An initial Rule 16 Scheduling Conference has been set for November 9, 2021.
Supernus Pharmaceuticals, Inc. v. TWi Pharmaceuticals, Inc., et al., C.A. No. 17-cv-2164 (RMB)(JS) (D.N.J.)
The Company received a second Paragraph IV Notice Letter against United States Patent Nos. 7,722,898; 7,910,131; 8,617,600; 8,821,930; 9,119,791; 9,351,975; and 9,370,525 from generic drug maker TWi Pharmaceuticals, Inc. on February 16, 2017. On March 31, 2017, the Company filed a lawsuit against TWi Pharmaceuticals, Inc. and TWi International LLC (collectively “TWi”) alleging infringement of United States Patent Nos. 7,722,898; 7,910,131; 8,617,600; 8,821,930; 9,119,791; 9,351,975; and 9,370,525. TWi filed a motion to dismiss the Company’s March 31, 2017 Complaint on May 10, 2017. On May 11, 2017, the district court administratively terminated TWi’s motion to dismiss for failure to comply with the Court’s Individual Rules and Procedures. On May 19, 2017, the district court “administratively terminate[d] this matter pending this Court’s decision in the First TWi Action [concerning United States Patent Nos. 7,722,898, 7,910,131, 8,617,600, and 8,821,930].” As of the date of this filing, Civil Action No. 17-2164 (RMB)(JS) (D.N.J.) remains administratively terminated.

Trokendi XR®
Supernus Pharmaceuticals, Inc. v. Ajanta Pharma Limited, et al., C.A. No. 21-cv-6964 (FLW)(LHG) (D.N.J.)
The Company received a Paragraph IV Notice Letter from generic drug maker Ajanta Pharma Limited dated February 10, 2021 directed to ten of its Trokendi XR® Orange Book patents. Supernus’s U.S. Patent Nos. 8,298,576; 8,298,580; 8,663,683; 8,877,248; 8,889,191; 8,992,989; 9,549,940; 9,555,004; 9,622,983; and 10,314,790 generally cover once-a-day topiramate formulations and methods of treating or preventing seizures and migraines using those formulations. The FDA Orange Book currently lists United States Patent No. 8,298,576 as expiring on April 4, 2028 and United States Patent Nos. 8,298,580; 8,663,683; 8,877,248; 8,889,191; 8,992,989; 9,549,940; 9,555,004; 9,622,983; and 10,314,790 as expiring on November 16, 2027. On March 26, 2021, the Company filed a lawsuit against Ajanta Pharma Limited and Ajanta Pharma USA Inc. (collectively “Ajanta”) alleging infringement of the Company’s Trokendi XR® Orange Book patents. The Complaint—filed in the U.S. District Court for the District of New Jersey—alleges, inter alia, that Ajanta infringed the Company’s Trokendi XR® patents by submitting to the FDA an Abbreviated New Drug Application (“ANDA”) seeking to market a generic version of Trokendi XR® prior to the expiration of the Company’s patents. Filing its March 26, 2021 Complaint within 45 days of receiving Ajanta’s Paragraph IV certification notice entitles Supernus to an automatic stay preventing the FDA from approving Ajanta’s ANDA for 30 months from the date of the Company’s receipt of the Paragraph IV Notice Letter. On June 7, 2021, Ajanta answered the Complaint and denied the substantive allegations of the Complaint, asserting affirmative defenses that include non-infringement and invalidity. Ajanta also asserted Counterclaims seeking declaratory judgments of non‑infringement and invalidity for the Trokendi XR® Orange Book patents. On June 28, 2021, the Company filed its reply, denying the substantive allegations of Ajanta’s Counterclaims. Following the initial Rule 16 Scheduling Conference, the Court issued a case schedule that provides for a Final Pre-Trial Conference in February 2023. Pretrial discovery is ongoing as of the date of this filing.
Supernus Pharmaceuticals, Inc. v. Torrent Pharmaceuticals Ltd., et al., C.A. No. 21-cv-14268 (FLW)(LHG) (D.N.J.)
The Company received a Paragraph IV Notice Letter from generic drug maker Torrent Pharmaceuticals Ltd. dated June 15, 2021 directed to ten of its Trokendi XR® Orange Book patents. Supernus’s U.S. Patent Nos. 8,298,576; 8,298,580; 8,663,683; 8,877,248; 8,889,191; 8,992,989; 9,549,940; 9,555,004; 9,622,983; and 10,314,790 generally cover once-a-day topiramate formulations and methods of treating or preventing seizures and migraines using those formulations. The FDA Orange Book currently lists United States Patent No. 8,298,576 as expiring on April 4, 2028 and United States Patent Nos. 8,298,580; 8,663,683; 8,877,248; 8,889,191; 8,992,989; 9,549,940; 9,555,004; 9,622,983; and 10,314,790 as expiring on November 16, 2027. On July 28, 2021, the Company filed a lawsuit against Torrent Pharmaceuticals Ltd. and Torrent Pharma Inc. (collectively, “Torrent”) alleging infringement of the Company’s Trokendi XR® Orange Book patents. The Complaint—filed in the U.S. District Court for the District of New Jersey—alleges, inter alia, that Torrent infringed the Company’s Trokendi XR® patents by submitting to the FDA an Abbreviated New Drug Application (“ANDA”) seeking to market a generic version of Trokendi XR® prior to the expiration of the Company’s patents. Filing its July 28, 2021 Complaint within 45 days of receiving Torrent’s Paragraph IV certification notice entitles Supernus to an automatic stay preventing the FDA from approving Torrent’s ANDA for 30 months from the date of the Company’s receipt of the Paragraph IV Notice Letter. On September 29, 2021, Torrent answered the Complaint and denied the substantive allegations of the Complaint, asserting affirmative defenses that include non-infringement and invalidity. Torrent also asserted Counterclaims seeking declaratory judgments of non‑infringement for the Trokendi XR® Orange Book patents. As of the date of this filing, Supernus has not replied to Torrent’s Counterclaims. An initial Rule 16 Scheduling Conference has been set for November 3, 2021.
Supernus Pharmaceuticals, Inc. v. Lupin Limited, et al., C.A. No. 21-cv-1293 (MN) (D. Del.)
The Company received a Paragraph IV Notice Letter from generic drug maker Lupin Limited dated July 29, 2021 directed to ten of its Trokendi XR® Orange Book patents. Supernus’s U.S. Patent Nos. 8,298,576; 8,298,580; 8,663,683; 8,877,248; 8,889,191; 8,992,989; 9,549,940; 9,555,004; 9,622,983; and 10,314,790 generally cover once-a-day topiramate formulations and methods of treating or preventing seizures and migraines using those formulations. The FDA Orange Book currently lists United States Patent No. 8,298,576 as expiring on April 4, 2028 and United States Patent Nos. 8,298,580; 8,663,683; 8,877,248; 8,889,191; 8,992,989; 9,549,940; 9,555,004; 9,622,983; and 10,314,790 as expiring on November 16, 2027. On September 10, 2021, the Company filed a lawsuit against Lupin Limited, Lupin Atlantis Holdings S.A., Nanomi B.V., Lupin Inc., and Lupin Pharmaceuticals, Inc. (collectively, “Lupin”) alleging infringement of the Company’s Trokendi XR® Orange Book patents. The Complaint—filed in the U.S. District Court for the District of Delaware—alleges, inter alia, that Lupin infringed the Company’s Trokendi XR® patents by submitting to the FDA an Abbreviated New Drug Application (“ANDA”) seeking to market a generic version of Trokendi XR® prior to the expiration of the Company’s patents. Filing its September 10, 2021 Complaint within 45 days of receiving Lupin’s Paragraph IV certification notice entitles Supernus to an automatic stay preventing the FDA from approving Lupin’s ANDA for 30 months from the date of the Company’s receipt of the Paragraph IV Notice Letter. As of the date of this filing, Lupin has not replied to Supernus’s Complaint.

Supernus Pharmaceuticals, Inc. v. Zydus Pharmaceuticals (USA) Inc., et al., C.A. No. 21-cv-17104 (FLW)(LHG) (D.N.J.)
The Company received a Paragraph IV Notice Letter from generic drug maker Zydus Pharmaceuticals (USA) Inc. dated August 5, 2021 directed to ten of its Trokendi XR® Orange Book patents. Supernus’s U.S. Patent Nos. 8,298,576; 8,298,580; 8,663,683; 8,877,248; 8,889,191; 8,992,989; 9,549,940; 9,555,004; 9,622,983; and 10,314,790 generally cover once-a-day topiramate formulations and methods of treating or preventing seizures and migraines using those formulations. The FDA Orange Book currently lists United States Patent No. 8,298,576 as expiring on April 4, 2028 and United States Patent Nos. 8,298,580; 8,663,683; 8,877,248; 8,889,191; 8,992,989; 9,549,940; 9,555,004; 9,622,983; and 10,314,790 as expiring on November 16, 2027. On September 17, 2021, the Company filed a lawsuit against Zydus Pharmaceuticals (USA) Inc. and Cadila Healthcare Limited (collectively, “Zydus”) alleging infringement of the Company’s Trokendi XR® Orange Book patents. The Complaint—filed in the U.S. District Court for the District of New Jersey—alleges, inter alia, that Zydus infringed the Company’s Trokendi XR® patents by submitting to the FDA an Abbreviated New Drug Application (“ANDA”) seeking to market a generic version of Trokendi XR® prior to the expiration of the Company’s patents. Filing its September 17, 2021 Complaint within 45 days of receiving Zydus’s Paragraph IV certification notice entitles Supernus to an automatic stay preventing the FDA from approving Zydus’s ANDA for 30 months from the date of the Company’s receipt of the Paragraph IV Notice Letter. As of the date of this filing, Zydus has not replied to Supernus’s Complaint. The August 5, 2021 Paragraph IV Notice Letter from Zydus Pharmaceuticals (USA) Inc. concerns Zydus’s proposed generic equivalent of the 200 mg strength of Trokendi XR®. Previously, the Company was in a lawsuit against Zydus Pharmaceuticals (USA) Inc. and Cadila Healthcare Limited concerning an Abbreviated New Drug Application (“ANDA”) for Zydus’s proposed generic equivalents of the 25 mg, 50 mg, and 100 mg strengths of Trokendi XR®. A settlement agreement was entered into between the Company and Zydus Pharmaceuticals (USA) Inc. and Cadila Healthcare Limited concerning the previous lawsuit. The August 5, 2021 Paragraph IV Notice Letter referenced herein does not concern the same ANDA as the one that was at issue in the previous lawsuit.
XADAGO®
On June 10, 2021, Newron Pharmaceuticals S.p.A. (“Newron”), Zambon S.p.A. (“Zambon”) and Supernus Pharmaceuticals, Inc. (the “Company”), through its subsidiary MDD US Operations, LLC (collectively, “Plaintiffs”), initiated litigation against generic drug makers Aurobindo Pharma Limited, Aurobindo Pharma USA Inc., MSN Laboratories Private Limited (“MSN”), Optimus Pharma Pvt Ltd, Prinston Pharmaceutical, Inc., RK Pharma, Inc. and Zenara Pharma Private Limited (collectively, “Defendants”) for infringement of three FDA Orange Book patents covering XADAGO®, the Company’s once-daily product indicated as adjunctive treatment to levodopa/carbidopa in patients with Parkinson’s Disease experiencing “off” episodes. U.S. Patent Nos. 8,076,515, 8,278,485 and 8,283,380 (collectively, the “XADAGO Patents”) cover the pharmaceutical formulation of and methods of treatment with safinamide. The XADAGO Patents expire between June 2027 and March 2031. The Company has a license agreement with Zambon, Newron’s partner, related to the XADAGO Patents, and as a new chemical entity, XADAGO is under the 5-year FDA exclusivity period that expires on March 21, 2022. The Complaint – filed in the U.S. District Court for the District of Delaware – alleges that the Defendants infringed the XADAGO Patents by submitting to the U.S. Food and Drug Administration (FDA) Abbreviated New Drug Applications (ANDAs) seeking to market a generic version of XADAGO prior to the expiration of the patents. Filing the Complaint within 45 days of receiving each of the Defendants’ Paragraph IV notice letters entitles the Plaintiffs to an automatic stay preventing the FDA from approving the Defendants’ ANDAs for 30 months from the date of the Plaintiffs’ receipt of the Paragraph IV Notice Letters. The parties agreed on a case schedule. A trial has been set for January 8, 2024.
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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
(a)     Sales of Unregistered Securities.
During the nine months ended September 30, 2021, the Company granted options to employees to purchase an aggregate of 991,325 shares of common stock at a weighted-average exercise price of $28.93 per share. The Company granted 115,000 performance stock units to its employees at a weighted-average grant date fair value of $29.55 per share. These issuances are exempt from registration in reliance on Section 4(a)(2) of the Securities Act as transactions not involving a public offering.

Item 3.    Defaults Upon Senior Securities
None
Item 4.    Mine Safety Disclosures
None
Item 5.    Other Information
None

Item 6.    Exhibits
The following exhibits are filed or furnished as part of this Quarterly Report on Form 10-Q:

10.1 [†]	Amendment to Deed of Lease, August 23, 2021, by and between Supernus Pharmaceuticals, Inc. and Key West MD Owner, LLC.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in Inline XBRL: (i) Cover Page, (ii) Condensed Consolidated Statements of Earnings, (iii) Condensed Consolidated Statements of Comprehensive Earnings, (iv) Condensed Consolidated Balance Sheets, (v) Condensed Consolidated Statements of Changes in Stockholders' Equity, (vi) Condensed Consolidated Statements of Cash Flows, and (vii) the Notes to Condensed Consolidated Financial Statements, tagged in summary and detail.

104	The cover page of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in Inline XBRL (included with the Exhibit 101 attachments).
__________________________
[†] Certain portions of this exhibit that constitute confidential information have been omitted in accordance with Regulation S-K, Item 601(b)(10)(iv) because it (i) is not material and (ii) would be competitively harmful if publicly disclosed.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUPERNUS PHARMACEUTICALS, INC.

DATED: November 5, 2021	By:	/s/ Jack A. Khattar
Jack A. Khattar President and Chief Executive Officer

DATED: November 5, 2021	By:	/s/ Timothy C. Dec
Timothy C. Dec Senior Vice President and Chief Financial Officer