Form 10-Q
period 2022-03-31
SUPERNUS PHARMACEUTICALS, INC.
filed 2022-05-12
CIK 1356576

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes  ☐ No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☒ No
Securities registered pursuant to Section 12(b) of the Exchange Act

Title of each class	Outstanding at May 2, 2022	Trading Symbol	Name of each exchange on which registered
Common Stock, $0.001 par value per share	53,413,211	SUPN	The Nasdaq Global Market

SUPERNUS PHARMACEUTICALS, INC.
FORM 10-Q — QUARTERLY REPORT
FOR THE QUARTERLY PERIOD ENDED March 31, 2022

PART I — FINANCIAL INFORMATION

Supernus Pharmaceuticals, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share data)

	March 31,	December 31,
	2022	2021
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$115,715	$203,434
Marketable securities	196,485	136,246
Accounts receivable, net	145,149	148,932
Inventories, net	88,795	85,959
Prepaid expenses and other current assets	22,372	27,019
Total current assets	568,516	601,590
Long-term marketable securities	125,337	119,166
Property and equipment, net	17,215	16,955
Intangible assets, net	764,049	784,693
Goodwill	115,414	117,516
Other assets	48,986	49,232
Total assets	$1,639,517	$1,689,152

Liabilities and stockholders’ equity
Current liabilities
Accounts payable and accrued liabilities	$89,432	$117,683
Accrued product returns and rebates	140,181	132,724
Contingent consideration, current portion	46,890	44,840
Other current liabilities	8,055	20,132
Total current liabilities	284,558	315,379
Convertible notes, net	400,382	379,252
Contingent consideration, long-term	9,252	35,637
Operating lease liabilities, long-term	39,891	41,298
Deferred income tax liabilities	62,843	85,355
Other liabilities	14,145	16,380
Total liabilities	811,071	873,301

Stockholders’ equity
Common stock, $0.001 par value; 130,000,000 shares authorized; 53,386,305 and 53,256,094 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	53	53
Additional paid-in capital	383,016	434,337
Accumulated other comprehensive earnings (loss), net of tax	(773)	1,539
Retained earnings	446,150	379,922
Total stockholders’ equity	828,446	815,851

Total liabilities and stockholders’ equity	$1,639,517	$1,689,152

See accompanying notes.

Supernus Pharmaceuticals, Inc.
Condensed Consolidated Statements of Earnings
(in thousands, except share and per share data)

	Three Months ended March 31,
	2022	2021
	(unaudited)
Revenues
Net product sales	$147,464	$128,381
Royalty revenues	5,042	2,551
Total revenues	152,506	130,932

Costs and expenses
Cost of goods sold (a)	17,932	14,954
Research and development	20,839	34,280
Selling, general and administrative	90,459	61,457
Amortization of intangible assets	20,644	6,007
Contingent consideration expense	665	1,020
Total costs and expenses	150,539	117,718

Operating earnings	1,967	13,214

Other income (expense)
Interest expense	(1,942)	(6,097)
Interest and other income, net	14,698	3,812
Total other income (expense)	12,756	(2,285)

Earnings before income taxes	14,723	10,929

Income tax (benefit) expense	(10,893)	5,235
Net earnings	$25,616	$5,694

Earnings per share
Basic	$0.48	$0.11
Diluted	$0.43	$0.11

Weighted average shares outstanding
Basic	53,330,837	52,927,467
Diluted	61,406,555	54,196,971
______________________________
(a) Excludes amortization of acquired intangible assets

See accompanying notes.

Supernus Pharmaceuticals, Inc.
Condensed Consolidated Statements of Comprehensive Earnings
(in thousands)

	Three Months ended March 31,
	2022	2021
	(unaudited)
Net earnings	$25,616	$5,694
Other comprehensive loss
Unrealized loss on marketable securities, net of tax	(2,312)	(2,726)
Other comprehensive loss	(2,312)	(2,726)

Comprehensive earnings	$23,304	$2,968

See accompanying notes.

Supernus Pharmaceuticals, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
Three Months ended March 31, 2022 and 2021
(unaudited, in thousands, except share data)

j	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Earnings (Loss)	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2021	53,256,094	$53	$434,337	$1,539	$379,922	$815,851
Cumulative effect of adoption of ASU 2020-06	—	—	(56,212)	—	40,612	(15,600)
Balance, January 1, 2022	53,256,094	53	378,125	1,539	420,534	800,251
Share-based compensation	—	—	4,025	—	—	4,025
Issuance of common stock in connection with the Company’s equity award plans	130,211	—	866	—	—	866
Net earnings	—	—	—	—	25,616	25,616
Unrealized loss on marketable securities, net of tax	—	—	—	(2,312)	—	(2,312)
Balance, March 31, 2022	53,386,305	$53	$383,016	$(773)	$446,150	$828,446

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Earnings (Loss)	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2020	52,868,482	$53	$409,332	$8,975	$326,498	$744,858
Share-based compensation	—	—	4,371	—	—	4,371
Issuance of common stock in connection with the Company’s equity award plans	125,655	—	2,247	—	—	2,247
Net earnings	—	—	—	—	5,694	5,694
Unrealized loss on marketable securities, net of tax	—	—	—	(2,726)	—	(2,726)
Balance, March 31, 2021	52,994,137	$53	$415,950	$6,249	$332,192	$754,444

See accompanying notes.

Supernus Pharmaceuticals, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)

	Three Months ended March 31,
	2022	2021
	(unaudited)
Cash flows from operating activities
Net earnings	$25,616	$5,694
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	21,362	6,592
Navitor investment R&D expense (see Note 5)	—	15,000
Other income from Navitor (see Note 5)	(12,888)	—
Amortization of deferred financing costs and debt discount	526	4,287
Realized gains from sales of marketable securities	—	(216)
Amortization of premium/discount on marketable securities	(360)	(1,706)
Change in fair value of contingent consideration	665	1,020
Other noncash adjustments, net	84	(1,202)
Share-based compensation expense	4,025	4,371
Deferred income tax benefit	(13,011)	(2,565)
Changes in operating assets and liabilities:	—	—
Accounts receivable	3,812	13,805
Inventories	(2,468)	(1,048)
Prepaid expenses and other assets	1,061	(368)
Accrued product returns and rebates	7,457	2,544
Accounts payable and other liabilities	(29,479)	(10,008)
Contingent consideration	(2,100)	—
Net cash provided by operating activities	4,302	36,200

Cash flows from investing activities
Purchases of marketable securities	(98,063)	(119,063)
Sales and maturities of marketable securities	28,927	49,579
Purchases of property and equipment and deferred legal fees paid	(851)	(1,961)
Net cash used in investing activities	(69,987)	(71,445)

Cash flows from financing activities
Payment of contingent consideration	(22,900)	—
Proceeds from issuance of common stock	866	2,247
Net cash (used in) provided by financing activities	(22,034)	2,247

Net change in cash and cash equivalents	(87,719)	(32,998)
Cash and cash equivalents at beginning of year	203,434	288,640
Cash and cash equivalents at end of period	$115,715	$255,642

Supplemental cash flow information
Cash paid for interest on convertible notes	$1,258	$1,258
Cash paid for income taxes	478	301
Cash paid for operating leases	2,949	1,834

Noncash investing and financing activities
Lease assets and tenant receivable obtained for new operating leases	$27	$1,432
Deferred legal fees and fixed assets included in accounts payable and accrued expenses	—	160
Property and equipment additions from utilization of tenant improvement allowance	549	—
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
Commercial Products
•Trokendi XR® (topiramate) is the first once-daily extended-release topiramate product indicated for the treatment of epilepsy in patients 6 years of age and older in the United States (U.S.) market. It is also indicated for the prophylaxis of migraine headache in adults and adolescents 12 years and older.
•Oxtellar XR® (oxcarbazepine) is indicated as therapy for the treatment of partial onset seizures in patients 6 years of age and older. It is also the first once-daily extended-release oxcarbazepine product indicated for the treatment of epilepsy in the U.S.
•Qelbree® (viloxazine extended-release capsules) is a novel non-stimulant product indicated for the treatment of ADHD in adults and pediatric patients 6 years and older. On April 2, 2021, the U.S. Food and Drug Administration (FDA) approved Qelbree for the treatment of ADHD in pediatric patients 6 to 17 years of age. In May 2021, the Company launched Qelbree for pediatric patients in the U.S. On April 29, 2022, the FDA approved Qelbree for treatment of ADHD in adult patients. The Company is expecting to launch Qelbree for adult patients by the end of May 2022.
•APOKYN® (apomorphine hydrochloride injection) is a product indicated for the acute, intermittent treatment of hypomobility, "off" episodes ("end-of-dose wearing off" and unpredictable "on/off" episodes) in patients with advanced PD.
•MYOBLOC® (rimabotulinumtoxinB injection) is a product indicated for the treatment of cervical dystonia and chronic sialorrhea in adults. It is the only botulinum toxin type B available on the market.
•XADAGO® (safinamide) is a once-daily product indicated as adjunctive treatment to levodopa/carbidopa in patients with PD experiencing "off" episodes.
•GOCOVRI® (amantadine) extended-release capsules is the first and only FDA approved medicine indicated for the treatment of dyskinesia in patients with PD receiving levodopa-based therapy, with or without concomitant dopaminergic medications, and as an adjunctive treatment to levodopa/carbidopa with PD experiencing "off" episodes.
•OSMOLEX ER® (amantadine) extended-release tablets is for the treatment of PD and drug-induced extrapyramidal reactions in adult patients.
Product Candidates
The Company is also developing a pipeline of novel CNS product candidates for the treatment of various CNS conditions. The Company's product candidates in clinical development include the following:
•SPN-830 (apomorphine infusion device) is a late-stage drug/device combination product candidate for the continuous treatment of motor fluctuations ("off" episodes) in PD patients that are not adequately controlled with oral levodopa and one or more adjunct PD medications. In February 2022, the FDA acknowledged that it received the new drug application (NDA) resubmission for SPN-830 (apomorphine infusion device) for the continuous treatment of motor fluctuations ("off" episodes) in PD. The NDA has a PDUFA date of October 7, 2022.
•SPN-820 (NV-5138) is a first-in-class product candidate for treatment-resistant depression, currently in Phase II development. It is an orally active small molecule that directly activates brain mechanistic target of rapamycin complex 1 (mTORC1).
•SPN-817 (huperzine A) is a novel product candidate for treatment-resistant seizures, currently in Phase I development.

Adamas Acquisition and Reorganization
On October 10, 2021, the Company entered into an Agreement and Plan of Merger by and among the Company, Adamas Pharmaceuticals, Inc. (Adamas) and Supernus Reef, Inc., a Delaware corporation and a wholly owned subsidiary of the Company (Purchaser) (Adamas Agreement). On November 24, 2021, the Purchaser was merged with and into Adamas (Merger), with Adamas continuing as the surviving corporation in the Merger as a wholly owned subsidiary of the Company (Adamas Acquisition). Adamas holds and markets two established commercial products in its portfolio, GOCOVRI and Osmolex ER, and has royalty rights to Namzaric®. Allergan plc markets and sells Namzaric in the U.S.

In the first quarter of 2022 and subsequent to the Adamas Acquisition, the Company completed a reorganization of the Adamas legal entities in an effort to obtain operational, legal and other benefits that also resulted in certain state tax efficiencies. The legal entities reorganization had no effect on the condensed consolidated financial statements other than certain state tax efficiencies. (See Note 12, Income Taxes.)
COVID-19 Impact
The Company is closely monitoring the impact of the COVID-19 pandemic on all aspects of its business operations and has assessed the impact of the COVID-19 pandemic on its condensed consolidated financial statements as of March 31, 2022.
Since the situation surrounding the COVID-19 pandemic remains fluid and the duration uncertain, the long-term nature and extent of the impacts of the pandemic on the Company's business operations and financial position cannot be reasonably estimated at this time.
2.    Summary of Significant Accounting Policies
Basis of Presentation
The Company’s unaudited condensed consolidated financial statements have been prepared in accordance with the requirements of the U.S. Securities and Exchange Commission (SEC) for interim financial information. As permitted under Generally Accepted Accounting Principles in the United States (U.S. GAAP), certain notes and other information have been omitted from the interim unaudited condensed consolidated financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these condensed consolidated financial statements should be read in conjunction with the Company’s most recent Annual Report on Form 10-K, for the year ended December 31, 2021, filed with the SEC.
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
Consolidation
The Company's condensed consolidated financial statements include the accounts of Supernus Pharmaceuticals, Inc. and its wholly owned subsidiaries. These are collectively referred to herein as "Supernus" or "the Company." All significant intercompany transactions and balances have been eliminated in consolidation.
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
The extent to which the COVID-19 pandemic may directly or indirectly impact our business, financial condition and results of operations is highly uncertain and subject to change. As a result, certain of our estimates and assumptions, including the provision for sales deductions, the valuation of the assets acquired and liabilities assumed in the Adamas Acquisition, and the fair values of our financial instruments, require increased judgment and carry a higher degree of variability and volatility that could result in material changes to our estimates in future periods.
Advertising Expense
Advertising expense includes the cost of promotional materials and activities, such as printed materials and digital marketing, marketing programs and speaker programs. The cost of the Company's advertising efforts are expensed as incurred.
The Company incurred approximately $23.9 million and $15.3 million in advertising expense for the three months ended March 31, 2022 and 2021, respectively. These expenses are recorded as a component of Selling, general and administrative expenses in the condensed consolidated statements of earnings.
Recently Issued Accounting Pronouncements
Accounting Pronouncements Adopted
Accounting Standards Update (ASU) 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity's Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity's Own Equity - The new standard, issued in August 2020, simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible debt instruments with cash conversion and beneficial conversion features. ASU 2020-06 eliminates requirements to separately account for liability and equity components of such convertible debt instruments and eliminates the ability to use the treasury stock method for calculating diluted earnings per share for convertible instruments whose principal amount may be settled in whole or in part with equity. Instead, ASU 2020-06 requires (i) the entire amount of the security to be presented as a liability on the balance sheet and (ii) application of the “if-converted” method for calculating diluted earnings per share. This new standard also removes certain settlement conditions required for equity contracts to qualify for the derivative scope exception.
The Company adopted the new guidance as of January 1, 2022 using the modified retrospective method of transition which allows for a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. As a result, the cumulative effect of the accounting change increased the carrying amount of the convertible notes, net by $20.6 million, increased retained earnings by $40.6 million, reduced additional paid-in capital by $56.2 million, and decreased deferred tax liabilities by $5.0 million as of January 1, 2022. In addition, the Company had an increase of 6.8 million in dilutive shares included in diluted weighted average shares of common stock outstanding for the purposes of calculating diluted earnings per share under the if-converted method.
ASU 2021-10, Government Assistance (Topic 832) - The new standard, issued in November 2021, requires the disclosure of information about transactions with a government that are accounted for by applying a grant or contribution model by analogy. This could include various forms of government assistance, but excludes transactions in the scope of specific US GAAP, such as tax incentives accounted for under Accounting Standards Codification (ASC) 740, Income Taxes. For transactions in the scope of the new standard, information about the nature of the transaction, including significant terms and conditions, as well as the amounts and specific financial statement line items affected by the transaction are required to be disclosed. This guidance is effective for fiscal years beginning after December 15, 2021 on a prospective basis. The adoption of the new standard as of January 1, 2022 did not have a material impact to the financial statements.
New Accounting Pronouncements Not Yet Adopted
ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers - The new standard, issued in October 2021, amended guidance on accounting for contract assets and contract liabilities from contracts with customers in a business combination. At the acquisition date, an acquirer should account for the related revenue contracts in accordance with ASC 606, Revenue from Contracts with Customers, as if the acquiree had initially applied recognition and measurement in their financial statements. This guidance is effective for fiscal years beginning after December 15, 2022 on a prospective basis. Early adoption is permitted.
3. Acquisition
Adamas Acquisition
On November 24, 2021 (the Closing Date), the Company completed its purchase of all of the outstanding equity of Adamas Pharmaceuticals, Inc., a publicly-held pharmaceutical company (Adamas), pursuant to the Adamas Agreement dated October 10, 2021. On the Closing Date, Adamas owned two marketed products: GOCOVRI (amantadine) extended-release capsules, the first and only U.S. FDA approved medicine indicated for the treatment of both "off" episodes and dyskinesia in patients with PD receiving levodopa-based therapy and as an adjunctive treatment to levodopa/carbidopa in patients with PD experiencing "off" episodes; and OSMOLEX ER (amantadine) extended-release tablets, approved for the treatment of PD and drug-induced extrapyramidal reactions in adult patients. Adamas also owns the right to receive royalties from Allergan plc for sales of Namzaric (memantine hydrochloride extended-release and donepezil hydrochloride) in the U.S.
The Company paid the Adamas shareholders $400.8 million and transferred two non-tradable contingent value rights (CVRs). Each CVR represents the contractual right to receive a contingent payment of $0.50 per share in cash, less any applicable withholding taxes and without interest, upon the achievement of the applicable milestone (each such amount, a Milestone Payment) in accordance with the terms of a Contingent Value Rights Agreement entered into between the Company and American Stock Transfer & Trust Company, LLC, as rights agent, (CVR Agreement). One Milestone Payment is payable (subject to certain terms and conditions) upon the first occurrence of the achievement of aggregate worldwide net sales of GOCOVRI in excess of $150 million during any consecutive 12-month period ending on or before December 31, 2024 (Milestone 2024). Another Milestone Payment is payable (subject to certain terms and conditions) upon the first occurrence of the achievement of aggregate worldwide net sales of GOCOVRI in excess of $225 million during any consecutive 12-month period ending on or before December 31, 2025 (Milestone 2025 and, together with Milestone 2024, the Milestones). Each Milestone may only be achieved once.
In connection with the two CVRs, the Company recorded contingent consideration liabilities of $10.3 million as of the date of the acquisition, to reflect the estimated fair value of the contingent consideration. The estimated fair value of the liabilities were determined using Monte Carlo simulations. The fair value measurement of the contingent consideration liabilities were determined based on significant unobservable inputs and thus represents a Level 3 fair value measurement. The key assumptions considered include the estimated amount and timing of projected cash flows, volatility, estimated discount rates and risk-free interest rate. In each reporting period after the acquisition, the Company will revalue the contingent consideration liabilities and will record increases or decreases in the fair value of the liabilities in its consolidated statements of earnings. Changes in fair value will result from changes in actual and projected milestone achievement, as well as changes to forecasts. The inputs and assumptions may not be observable in the market, but they reflect the assumptions the Company believes would be made by a market participant. The possible outcomes for the contingent consideration range from $0 to $50.9 million on an undiscounted basis.
The acquisition was accounted for as a business combination under the acquisition method of accounting, in accordance with ASC 805, Business Combinations. The excess of the purchase price over the fair value of the net assets acquired was recorded as goodwill. The estimated fair values of the assets acquired and liabilities assumed, including goodwill, have been included in the Company's consolidated financial statements since the acquisition Closing Date.
The Company's accounting for the Adamas Acquisition is preliminary and fair value estimates for the assets acquired and liabilities assumed and the Company's estimates and assumptions are subject to change as the Company obtains additional information for its estimates during the measurement period. During the measurement period, if the Company obtains new information regarding facts and circumstances that existed as of the Closing Date that, if known, would have resulted in revised estimated values of those assets or liabilities, the Company will accordingly revise its estimates of fair values and purchase price allocation. The effect of measurement period adjustments on the estimated fair value elements will be reflected as if the adjustments had been made as of the Closing Date. The impact of all changes that do not qualify as measurement period adjustments will be included in current period earnings.
The Company expects to finalize its purchase price allocation within one year of the Closing Date. In addition, the Company continues to analyze and assess relevant information necessary to determine, recognize and record at fair value the assets acquired and liabilities assumed in the following areas: intangible assets, lease assets and liabilities, tax assets and liabilities, and certain existing or potential reserves, including those for legal or contract-related matters. The activities the Company is currently undertaking include, but are not limited to, the following: review of acquired contracts and other contract-related and legal matters; review and evaluation of the accounting policies, tax positions, and other tax-related matters. Further, the Company continues to obtain input from third party valuation firms with respect to the fair value of the acquired tangible and intangible assets, and other information necessary to record and measure the assets acquired and liabilities assumed. Accordingly, the preliminary recognition and measurement of assets acquired and liabilities assumed as of the Closing Date are subject to change.
The following table presents the Company's preliminary estimates of the fair value of assets acquired and liabilities assumed as of the Closing Date and subsequent measurement period adjustments recorded (dollars in thousands):

	As Initially Reported	Measurement Period Adjustments (1)	As Adjusted
Cash and cash equivalents	$90,064	$—	$90,064
Accounts receivable	11,156	—	11,156
Inventories	20,200	—	20,200
Prepaid expenses and other current assets	5,077	—	5,077
Property and equipment	1,254	—	1,254
Intangibles	450,100	—	450,100
Other assets (2)	6,442	(1,620)	4,822
Total fair value of assets acquired	584,293	(1,620)	582,673
Accounts payable	(4,592)	—	(4,592)
Accrued expenses and other current liabilities	(8,014)	—	(8,014)
Current debt	(138,315)	—	(138,315)
Operating lease liabilities, long-term	(5,224)	—	(5,224)
Deferred income tax liabilities (3)	(56,588)	3,722	(52,866)
Total fair value of liabilities assumed	(212,733)	3,722	(209,011)
Total identifiable net assets	371,560	2,102	373,662
Goodwill	39,553	(2,102)	37,451
Total purchase price	411,113	—	411,113

Cash consideration paid	400,806	—	400,806
Fair value of contingent consideration	10,307	—	10,307
Total purchase price	$411,113	$—	$411,113
______________________________
(1) Measurement period adjustments reflect changes based on information related to the facts and circumstances that existed as of the acquisition date.
(2) Refinement of the estimate of fair value of the right of use asset associated with the acquired Adamas headquarters lease. Refer to Note 13, Leases.
(3) Represents tax impact of the changes in the initial estimate of the fair value of the right of use asset and changes made to update certain state tax attributes which existed at the opening balance sheet date.
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
The fair value measurements of the acquired intangible assets were determined based on significant unobservable inputs and thus represent Level 3 fair value measurement. Some of the more significant inputs and assumptions used in the intangible assets valuation includes: the estimated future cash flows from product sales, the timing and projection of costs and expenses, discount rates and tax rates.
Acquired intangible assets consist of developed technology and product rights and are amortized over their estimated useful lives on a straight-line basis. The following table summarizes the preliminary purchase price allocation, and the average remaining useful lives for identifiable intangible assets (dollars in thousands):

	Estimated Fair Value	Estimated Useful Life as of Closing Date (in years)
Acquired developed technology and product rights	$450,100	3.1 - 8.1
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
Revenue and Net Earnings of Adamas
The operations of Adamas and its subsidiaries have been included in the Company's consolidated statements of earnings for the period subsequent to the Closing Date.
Pro Forma Information
The following table presents the unaudited pro forma combined financial information for each of the periods presented, as if the Adamas Acquisition had occurred on January 1, 2020 (dollars in thousands):

Three Months ended March 31, 2021
Pro forma total revenues	$150,243
Pro forma net loss	(20,484)
The unaudited pro forma combined financial information is based on historical financial information and the Company's preliminary allocation of purchase price; therefore, it is subject to subsequent adjustment upon finalization of the purchase price allocation. In order to reflect the occurrence of the acquisition on January 1, 2020, the unaudited pro forma combined financial information reflects the recognition of additional amortization expense on intangible assets and estimated additional cost of products sold related to the inventory step-up adjustment; the estimated reduction in the Company's interest income generated from marketable securities that were liquidated to fund the purchase price of the Adamas Acquisition, and the estimated tax impact of the pro forma adjustments.
The unaudited pro forma combined financial information should not necessarily be considered indicative of the results that would have occurred if the acquisition had been consummated on the assumed completion date, nor are they indicative of future results.

4. Disaggregated Revenues
The following table summarizes the disaggregation of revenues by product or source, (dollars in thousands):

	Three Months ended March 31,
	2022	2021
	(unaudited)
Net product sales
Trokendi XR	$62,832	$71,819
Oxtellar XR	27,521	27,370
GOCOVRI	22,601	—
APOKYN	18,448	21,730
Qelbree	8,283	—
Other(1)	7,779	7,462
Total net product sales	$147,464	$128,381
Royalty revenues	5,042	2,551
Total revenues	$152,506	$130,932
___________________________________________
(1) Includes net product sales of MYOBLOC, XADAGO and OSMOLEX ER.

Trokendi XR accounted for 43% and 56% of the Company’s total net product sales for the three months ended March 31, 2022 and 2021, respectively.

Each of our three major customers, AmerisourceBergen Drug Corporation, Cardinal Health, Inc. and McKesson Corporation, individually accounted for more than 20% and 25% of our total net product sales and collectively accounted for more than 75% and 85% of our total net product sales in 2022 and 2021, respectively.

The Company recognized noncash royalty revenue of $2.2 million for both the three months ended March 31, 2022 and 2021. Refer to Note 16, Commitments and Contingencies.
5. Investments
Marketable Securities
Unrestricted available-for-sale marketable securities held by the Company are as follows, (dollars in thousands):

	March 31, 2022	December 31, 2021
	(unaudited)
Corporate and U.S. government agency and municipal debt securities
Amortized cost	$322,797	$253,301
Gross unrealized gains	497	2,349
Gross unrealized losses	(1,472)	(238)
Total fair value	$321,822	$255,412
The contractual maturities of the unrestricted available-for-sale marketable securities held by the Company are as follows, (dollars in thousands):

March 31, 2022
(unaudited)
Less than 1 year	$196,485
1 year to 2 years	111,584
2 years to 3 years	13,753
3 years to 4 years	—
Greater than 4 years	—
Total	$321,822

As of March 31, 2022, there was no impairment due to credit loss on any available-for-sale marketable securities.
Investment in Navitor
Development Agreement
In April 2020, the Company entered into a development agreement (the Development Agreement) with Navitor Pharmaceuticals, Inc. (Navitor Inc.). The Company can terminate the Development Agreement upon 30 days' notice. Under the terms of the Development Agreement, the Company and Navitor Inc. will jointly conduct a Phase II clinical program for NV-5138 (SPN-820) for treatment-resistant depression. The Company will bear all of the Phase I and Phase II development costs incurred by either party, up to a maximum of $50 million. In addition, the Company will incur certain other research and development support costs. There are certain additional payment amounts which could be incurred by the Company. These costs are contingent upon Navitor Inc. achieving defined development milestones. The Company has an option to acquire or license NV-5138 (SPN-820), for which additional payments would be required.
Equity investment
In addition to entering into the Development Agreement in April 2020, the Company acquired Series D Preferred Shares of Navitor Inc. for $15 million, representing an approximately 13% ownership position in Navitor Inc.
In March 2021, Navitor Inc. underwent a legal restructuring. In the restructuring, Navitor Inc. became a wholly owned subsidiary of a newly formed limited liability company, Navitor Pharmaceuticals LLC (Navitor LLC), and the outstanding shares of stock in Navitor Inc. were exchanged for units of membership in Navitor LLC having equivalent rights and preferences (Navitor Restructuring). As part of the Navitor Restructuring, the Series D Preferred Shares previously held by the Company were exchanged for Series D Preferred Shares in Navitor LLC. In addition, certain assets that did not relate to NV-5138 (SPN-820) were transferred from Navitor Inc. to a newly formed entity that became a separate, wholly owned subsidiary of Navitor LLC.
The Company had determined that Navitor LLC is a VIE. The Company does not consolidate this VIE because the Company lacks the power to direct the activities that most significantly impact Navitor’s economic performance.
Prior to the Navitor Restructuring, the investment was accounted for under the practical expedient allowed for equity securities without readily determinable fair value, which is cost minus impairment plus any changes in observable price changes from an orderly transaction of similar investments in Navitor Inc. Following the legal restructuring and exchange of the preferred shares for member equity units of Navitor LLC, the investment was accounted for under the equity method of accounting due to the Company's ability to exert significant influence over but not control the financial and operating decisions of Navitor LLC. As a result of the change from a cost method investment to an equity method investment, the Company was required to measure its investment initially in accordance with the guidance in ASC 805. The majority of the assets and liabilities recorded in Navitor LLC's financial statements represent working capital items and cash that are being used for research and development purposes and are significantly lower than the Company's investment in Navitor LLC, which created a significant basis difference for the Company's investment in the underlying net assets. The Company determined that substantially all of the fair value of the investment was attributable to a single in-process research and development (IPR&D) asset. As a result, Navitor LLC was not considered a business as defined in ASC 805. In the first quarter of 2021, the $15 million investment, which was previously recorded in Other assets in the condensed consolidated balance sheets, was expensed and recorded in Research and development expense in the condensed consolidated statements of earnings.
The Company records its share of the results of Navitor LLC, a private company, on a quarter lag as the financial information of Navitor LLC is not available on a sufficiently timely basis for the Company to apply the equity method of accounting. In December 2021, Navitor LLC sold one of its subsidiaries and distributed cash to its members in accordance with each member's share of the proceeds from the sale. The Company received $12.9 million in December 2021 from Navitor LLC in connection with this sale. As the Company's policy is to record its share of the results in its equity method investment on a quarter lag as previously indicated, the Company recorded the cash amount received in Other current liabilities in the consolidated balance sheets as of December 31, 2021. In the first quarter of 2022, the Company determined its estimated share of Navitor LLC's year-end 2021 earnings and recorded a gain of $12.9 million in Interest and other income, net in the condensed consolidated statement of earnings.
The maximum exposure to losses related to Navitor LLC is a maximum of approximately $50 million in expense for Phase I and Phase II development of NV-5138 (SPN-820), and the cost of other development and formulation activities provided by the Company.

The Company has not provided financing to Navitor LLC. Further, no additional equity investment has been made to Navitor LLC.
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
The fair value of the restricted marketable securities which are classified as Level 2 financial assets is recorded in Other assets on the condensed consolidated balance sheets. There were no Level 3 financial assets as of March 31, 2022 or December 31, 2021. There have been no transfers of assets or liabilities into or out of Level 3 of the fair value hierarchy.
Financial Assets and Liabilities Recorded at Fair Value
The Company’s financial assets that are required to be measured at fair value on a recurring basis are as follows (dollars in thousands):

		Fair Value Measurements as of March 31, 2022 (unaudited)
	Total Fair Value as of March 31, 2022	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents
Cash	$84,218	$84,218	$—	$—
Money market securities and funds	31,497	1,502	29,995	—
Marketable securities
Corporate and municipal debt securities	196,485	—	196,485	—
Long-term marketable securities
Corporate and municipal debt securities	125,337	—	125,337	—
Other assets
Marketable securities - restricted (SERP)	570	8	562	—
Total assets at fair value	$438,107	$85,728	$352,379	$—
Liabilities:
Contingent consideration	$56,142	$—	$—	$56,142
Total liabilities at fair value	$56,142	$—	$—	$56,142

		Fair Value Measurements as of December 31, 2021
	Total Fair Value as of December 31, 2021	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents
Cash	$148,863	$148,863	$—	$—
Money market securities and funds	54,571	54,571	—	—
Marketable securities
Corporate and municipal debt securities	136,246	251	135,995	—
Long-term marketable securities
Corporate and municipal debt securities	119,166	—	119,166	—
Other assets
Marketable securities - restricted (SERP)	630	7	623	—
Total assets at fair value	$459,476	$203,692	$255,784	$—
Liabilities:
Contingent consideration	$80,477	$—	$—	$80,477
Total liabilities at fair value	$80,477	$—	$—	$80,477
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
Financial Liabilities Recorded at Carrying Value
The following table sets forth the carrying value and fair value of the Company's financial liabilities that are not carried at fair value (dollars in thousands):

	March 31, 2022		December 31, 2021
	Carrying Value	Fair Value (Level 2)	Carrying Value	Fair Value (Level 2)
Convertible notes, net	$400,382	$395,456	$379,252	$400,236
The fair value has been estimated based on actual trading information, and quoted prices, both provided by bond traders. As discussed in Note 2, the Company adopted ASU 2020-06 on January 1, 2022 using the modified retrospective method of transition resulting in an increase in the carrying amount of the debt by $20.6 million as of the adoption date. Refer to Note 2, Summary of Significant Accounting Policies, for further discussion of the accounting standard adoption.
7. Contingent Consideration
The Company's contingent consideration liabilities are related to the USWM Acquisition and the Adamas Acquisition.
On June 9, 2020 (the USWM Closing Date), the Company completed its acquisition of all the outstanding equity of USWM Enterprises, LLC (USWM Enterprises) (USWM Acquisition). The USWM Acquisition included potential additional contingent consideration payments of up to $230 million, comprising of $130 million for the achievement of certain SPN-830 regulatory and commercial milestones (regulatory and developmental contingent consideration payments) and up to $100 million related to the future sales performance of the acquired USWM products (sales-based contingent consideration payments). The regulatory and developmental contingent consideration payments include a $25 million milestone due upon the FDA acceptance of the SPN-830 NDA for review. The remaining $105 million are due upon the FDA's regulatory approval and commercial launch of SPN-830. Based on timing of the PDUFA date of SPN-830 NDA, one of the regulatory and developmental milestones which has a time-based mechanism for full or partial achievement will not be achieved. Of the $100 million sales-based contingent consideration, a $35 million milestone due upon achievement of certain U.S. net product sales of APOKYN in 2021 was not achieved. The remaining $65 million relates to the achievement of certain net product sales of the acquired USWM products in 2022 and 2023.

As mentioned in Note 1, the Company received a notice from the FDA in February 2022 of its acceptance for review of the NDA for SPN-830. As such, the Company made a $25 million regulatory and developmental contingent consideration payment in the first quarter of 2022. This milestone payment is reflected in the condensed consolidated statements of cash flows as a $22.9 million under cash flows from financing activities related to the acquisition date fair value of the contingent consideration liability and a $2.1 million under cash flows from operating activities related to excess of the acquisition date fair value.
As discussed in Note 3, Acquisition, the Adamas Acquisition included payment of two non-tradable contingent value rights (CVRs) each of which represents the contractual right to receive a contingent payment upon the achievement of the applicable aggregate worldwide net product sales of GOCOVRI.
The Company's contingent consideration liabilities are measured at fair value on a recurring basis; i.e., the Monte Carlo simulation for the sales-based milestones, and the income approach for the other milestones. The Company classifies its contingent consideration liabilities as Level 3 fair value measurements based on the significant unobservable inputs used to estimate fair value. These reflect the inputs and assumptions the Company believes would be made by market participants. Changes in any of those inputs together or in isolation may result in significantly lower or higher fair value measurement.
During the measurement period, changes in the fair value of contingent consideration related to the Adamas Acquisition are recorded against goodwill if such changes are related to facts and circumstances that existed at the acquisition date. In each reporting period after the acquisition, the Company remeasures the fair value of contingent consideration liabilities and records in its consolidated statements of earnings the increases or decreases in the fair value of the liabilities. The Company recorded a net expense of $0.7 million due to the change in fair value of the contingent consideration liabilities in the first quarter of 2022. The change in fair value is reported on the condensed consolidated statement of earnings in Contingent consideration expense.
The change in the fair value of contingent consideration was primarily driven by the increase in estimated fair value of regulatory and developmental USWM milestones due to the accretion to the payout amount related to the milestone achieved in the first quarter of 2022. The increase is partially offset by a decrease in the estimated fair value of sales-based Adamas milestones due to changes in market data. The key assumptions considered in estimating the fair value of regulatory and developmental milestones include the estimated probability and timing of milestone achievement, such as the probability and timing of obtaining regulatory approval. The key assumptions considered in estimating the fair value of the Adamas sales-based milestones include the estimated amount and timing of projected cash flows, volatility, estimated discount rates and risk-free interest rate. Refer to Note 3, Acquisition, for further discussion of significant inputs and assumptions used in the valuation of the contingent consideration for the Adamas Acquisition.
The following table provides a reconciliation of the beginning and ending balances related to the contingent consideration for the USWM Acquisition and Adamas Acquisition (dollars in thousands):

	USWM Acquisition	Adamas Acquisition	Total
Balance at December 31, 2021	$70,170	$10,307	$80,477
Milestone payments	(25,000)	—	(25,000)
Change in fair value recognized in earnings	1,720	(1,055)	665
Balance at March 31, 2022 (unaudited)	$46,890	$9,252	$56,142

Regulatory and developmental contingent consideration liabilities	46,890	—	46,890
Sales-based contingent consideration liabilities	—	9,252	9,252
Balance at March 31, 2022 (unaudited)	$46,890	$9,252	$56,142
The following table provides the current and long-term portions related to the contingent consideration for the USWM Acquisition and Adamas Acquisition (dollars in thousands):

	March 31, 2022	December 31, 2021
Reported under the following captions in the condensed consolidated balance sheets:	(unaudited)
Contingent consideration, current portion	$46,890	$44,840
Contingent consideration, long-term	9,252	35,637
Total	$56,142	$80,477

8.    Goodwill and Intangibles Assets, Net
Goodwill
The following table summarizes the changes in the carrying amount of goodwill (dollars in thousands):

Balance as of December 31, 2021	$117,516
Measurement period adjustments related to the acquisition of Adamas (see Note 3).	(2,102)
Balance as of March 31, 2022 (unaudited)	$115,414
Intangible Assets, Net
The following table sets forth the gross carrying amounts and related accumulated amortization of intangibles assets (dollars in thousands):

		March 31, 2022			December 31, 2021
		(unaudited)
	Remaining Weighted Average Life (Years)	Carrying Amount, Gross	Accumulated Amortization	Carrying Amount, Net	Carrying Amount, Gross	Accumulated Amortization	Carrying Amount, Net
Acquired in-process research and development		$124,000	$—	$124,000	$124,000	$—	$124,000
Intangible assets subject to amortization:
Acquired developed technology and product rights	8.49	681,100	(54,913)	626,187	681,100	(35,550)	645,550
Capitalized patent defense costs	4.37	43,820	(29,958)	13,862	43,820	(28,677)	15,143
Total intangible assets	8.40	848,920	(84,871)	764,049	848,920	(64,227)	784,693
Patent defense costs are deferred legal fees incurred in conjunction with defending patents for Oxtellar XR and Trokendi XR. U.S. patents covering Oxtellar XR and Trokendi XR will expire no earlier than 2027. In regards to Trokendi XR, the Company entered into settlement agreements that allow third parties to enter the market by January 1, 2023, or earlier under certain circumstances.
Amortization expense for intangible assets was approximately $20.6 million and $6.0 million, for the three month periods ended March 31, 2022 and 2021, respectively. The increase in expense is primarily due to amortization of the acquired developed technology and product rights from the Adamas Acquisition.
Anticipated annual amortization expense for intangible assets is estimated at $79.8 million in 2023 and 2024, $75.0 million in 2025 and 2026, and $73.2 million in 2027.
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
Concurrently with entering into the Convertible Note Hedge Transactions, the Company also entered into separate privately negotiated warrant transactions (collectively, the Warrant Transactions) with each of the call spread counterparties. The Company issued a total of 6,783,939 warrants. The warrants entitle the holder to one share per warrant. The strike price of the Warrant Transactions will initially be $80.91 per share of the Company’s common stock, and is subject to adjustment.
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
The liability component of the 2023 Notes consists of the following, (dollars in thousands):

	March 31, 2022	December 31, 2021
	(unaudited)
2023 Notes	$402,500	$402,500
Unamortized debt discount and deferred financing costs	(2,118)	(23,248)
Total carrying value	$400,382	$379,252
As discussed in Note 2, the Company adopted ASU 2020-06 on January 1, 2022 using the modified retrospective method of transition resulting in an increase in the carrying amount of the debt by $20.6 million as of the adoption date. Refer to Note 2, Summary of Significant Accounting Policies, for further discussion of the accounting standard adoption. No 2023 Notes were converted as of March 31, 2022 or December 31, 2021.

10.    Share-Based Payments
Share-based compensation expense is as follows (dollars in thousands):

	Three Months ended March 31,
	2022	2021
	(unaudited)
Research and development	$651	$588
Selling, general and administrative	3,374	3,783
Total	$4,025	$4,371
Stock Option and Stock Appreciation Rights
The following table summarizes stock option and stock appreciation rights (SAR) activities:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)
Outstanding, December 31, 2021	5,774,076	$24.15	5.95
Granted	929,785	$32.20
Exercised	(47,601)	$18.21
Forfeited	(48,036)	$30.84
Outstanding, March 31, 2022 (unaudited)	6,608,224	$25.28	6.25

As of December 31, 2021:
Vested and expected to vest	5,774,076	$24.15	5.95
Exercisable	3,651,824	$21.29	4.53

As of March 31, 2022:
Vested and expected to vest	6,608,224	$25.28	6.25
Exercisable	4,280,012	$22.87	4.79
Restricted Stock Units
The following table summarizes restricted stock unit (RSU) activities:

	Number of RSUs	Weighted Average Grant Date Fair Value per Share
Nonvested, December 31, 2021	21,110	$29.61
Granted	131,210	$32.20
Vested	(21,110)	$29.61
Forfeited	—	$—
Nonvested, March 31, 2022	131,210	$32.20
There were no forfeited RSU awards during the three months ended March 31, 2022.

Performance Share Units
The following table summarizes performance share unit (PSU) activities:

	Performance-Based Units		Market-Based Units		Total PSUs
	Number of PSUs	Weighted Average Grant Date Fair Value per Share	Number of PSUs	Weighted Average Grant Date Fair Value per Share	Number of PSUs	Weighted Average Grant Date Fair Value per Share
Nonvested, December 31, 2021	53,500	$29.82	35,625	$26.34	89,125	$28.43
Vested	(21,500)	$29.67	—		(21,500)	$29.67
Nonvested, March 31, 2022	32,000	$29.92	35,625	$26.34	67,625	$28.04

There were no forfeited PSU awards during the three months ended March 31, 2022.
11.    Earnings per Share
The Company adopted ASU 2020-06 on January 1, 2022 using the modified retrospective method of transition. ASU 2020-06 requires the application of the if-converted method for calculating diluted earnings per share, whereas the Company previously calculated diluted earnings per share under the treasury stock method. Basic earnings per share (EPS) is calculated using the weighted average number of common shares outstanding. Diluted EPS is calculated using the weighted average number of common shares outstanding, including the dilutive effect of the Company’s stock option grants, SARs, RSUs, employee stock purchase plan (ESPP) awards, and the 2023 Notes, as determined per the if-converted method for the three months ended March 31, 2022 in connection with the adoption of ASU 2020-06 and the treasury stock method for the three months ended March 31, 2021.
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
Diluted EPS related to the 2023 Notes in the current year is calculated using the if-converted method. The number of dilutive shares is based on the initial conversion rate associated with the 2023 Notes. The Convertible Note Hedge and Warrant Transactions are excluded in the calculation of diluted EPS because inclusion would be anti-dilutive. Specifically, the denominator of the diluted EPS calculation excludes the additional shares related to the warrants because the average price of the Company's common stock was less than the strike price of the warrants of $80.91 per share. Prior to actual conversion, the Convertible Note Hedge Transactions are not considered in calculating diluted earnings per share, as their impact would be anti-dilutive.

In addition to the above described effect of the 2023 Notes and the related Convertible Note Hedge and Warrant Transactions, the Company also excluded the common stock equivalents of the following outstanding stock-based awards in the calculation of diluted EPS, because their inclusion would be anti-dilutive:

	Three Months ended March 31,
	2022	2021
	(unaudited)
Stock options, RSUs	1,067,231	1,419,203

As mentioned in Note 1, as a result of the adoption of ASU 06-2020 on January 1, 2022 the Company calculated diluted earnings per share using the if-converted method. The 6.8 million in dilutive shares associated with the conversion of the 2023 Notes are included in diluted weighted average shares of common stock outstanding for the purposes of calculating diluted earnings per share for the three months ended March 31, 2022. For the three months ended March 31, 2021, the Company calculated diluted earnings per share using the treasury stock method wherein the shares associated with the conversion of the 2023 Notes were excluded as the Company assumed the 2023 Notes would be settled entirely or partly in cash.

The following table sets forth the computation of basic and diluted net earnings per share for the three months ended March 31, 2022 under the if-converted method and for the three months ended March 31, 2021 under the treasury stock method (dollars in thousands, except share and per share amounts):

	Three Months ended March 31,
	2022	2021
	(unaudited)
Numerator:
Net earnings	$25,616	$5,694
After-tax interest expense for 2023 Notes	887	—
Numerator for dilutive earnings per share	$26,503	$5,694
Denominator:
Weighted average shares outstanding, basic	53,330,837	52,927,467
Effect of dilutive securities:
Stock options, RSUs and SARs	1,291,782	1,269,504
Convertible notes	6,783,936	—
Weighted average shares outstanding, diluted	61,406,555	54,196,971

Earnings per share, basic	$0.48	$0.11
Earnings per share, diluted	$0.43	$0.11
12.    Income Tax (Benefit) Expense
The following table provides information regarding the Company’s income tax (benefit) expense for the three months ended March 31, 2022 and 2021 (dollars in thousands):

	Three Months ended March 31,
	2022	2021
	(unaudited)
Income tax (benefit) expense	$(10,893)	$5,235
Effective tax rate	(74.0)%	47.9%

Income tax benefit was $10.9 million for the three months ended March 31, 2022 and income tax expense was $5.2 million for the three months ended March 31, 2021. The change for the three months ended March 31, 2022 was primarily from tax benefits associated with the Adamas legal entities reorganization in the first quarter of 2022. The reorganization resulted in favorable impact on certain state apportionment factors. The change in the effective income tax rate for the three months ended March 31, 2022 as compared to the same period in the prior year was mainly due to changes in the effective state tax rates as a result of the Adamas legal entities reorganization.
13.    Leases
Operating Leases
The Company has operating leases for its headquarters lease, certain other office space, and its fleet vehicles. With respect to the fleet vehicle leases, given the volume of individual leases involved in the overall arrangement, the Company applies a portfolio approach to effectively account for the operating lease assets and liabilities. The Company also elected to combine the lease and non-lease components for the fleet vehicle and headquarters leases.
The Company's headquarters lease commenced on February 1, 2019 (the Commencement Date) and will continue until April 30, 2034, unless earlier terminated in accordance with the terms of the lease. The lease includes options to extend the lease for up to 10 years.

As part of the Adamas Acquisition, the Company acquired a lease for office space. Adamas' operating lease for the office space term will continue until April 30, 2025. The lease contains an option to extend the term for one additional five-year period.
During a measurement period, changes in fair value due to measurement period adjustments are recorded against goodwill. The Company recorded in the first quarter of 2022 a measurement period adjustment associated with the valuation of the acquired Adamas lease which decreased the fair value estimate of the operating lease right of use asset by $1.6 million. Refer to Note 3, Acquisition.
Contract Manufacturing Lease
The Company has a contract manufacturing agreement with Merz Pharma GmbH & Co. KGaA (Merz), for the manufacture and supply of rimabotulinumtoxinB finished products (Merz Agreement). The Merz Agreement will expire in July 2027 unless the Company and Merz mutually agree to extend the terms. The Merz Agreement may not be terminated for convenience.
Under the terms of the agreement, the Company is required to purchase a minimum quantity of MYOBLOC finished products on an annual basis. This minimum purchase requirement represents the in-substance fixed contract consideration associated with the dedicated manufacturing facility which the Company accounts for as an embedded lease.
The Company made an accounting policy election, by class of underlying asset, to not combine lease and non-lease components for the manufacturing facility. A portion of the in-substance fixed contract consideration was allocated to the lease component based on the stand-alone selling price. Accordingly, the Company classifies and accounts for the embedded lease as an operating lease.
Operating lease assets and lease liabilities as reported on the condensed consolidated balance sheets are as follows (dollars in thousands):

	Balance Sheet Classification	March 31, 2022	December 31, 2021
		(unaudited)
Assets
Operating lease assets	Other assets	$32,141	$35,365
Total lease assets		$32,141	$35,365

Liabilities
Lease liabilities, current
Operating lease liabilities, current portion	Accounts payable and accrued liabilities	$6,141	$6,477
Lease liabilities, long-term
Operating lease liabilities, long-term	Operating lease liabilities, long-term	39,891	41,298
Total lease liabilities		$46,032	$47,775

14.    Composition of Other Balance Sheet Items
The following details the composition of other balance sheet items (dollars in thousands for amounts in tables):
Accounts Receivables, Net
As of March 31, 2022 and December 31, 2021, the Company has reduced accounts receivable by approximately $11.4 million and $13.5 million, respectively. Prompt pay discount and contractual service fees, which were originally recorded as a reduction to revenues, represents estimated amounts not expected to be paid by our customers. The Company's customers are primarily pharmaceutical wholesalers and distributors and specialty pharmacies.

Inventories, Net

	March 31, 2022	December 31, 2021
	(unaudited)
Raw materials	$9,239	$7,325
Work in process	46,219	45,711
Finished goods	33,337	32,923
Total	$88,795	$85,959

Inventories as of March 31, 2022 include acquired inventory from the Adamas Acquisition. Refer to Note 3, Acquisition, for further discussion of the acquisition.
Property and Equipment, Net

	March 31, 2022	December 31, 2021
	(unaudited)
Lab equipment and furniture	$12,199	$12,287
Leasehold improvements	13,998	14,369
Software	2,185	4,776
Computer equipment	1,282	1,944
Construction-in-progress	32	33
	29,696	33,409
Less accumulated depreciation and amortization	(12,481)	(16,454)
Property and equipment, net	$17,215	$16,955
Depreciation and amortization expense on property and equipment was approximately $0.7 million and $0.6 million for the three months ended March 31, 2022, and 2021, respectively. The Company retired certain fully depreciated property and equipment during the three months ended March 31, 2022.
Accounts Payable and Accrued Liabilities

	March 31, 2022	December 31, 2021
	(unaudited)
Accounts payable	$12,323	$9,331
Accrued professional fees	16,209	26,728
Accrued compensation	14,555	28,068
Accrued product costs	12,727	18,460
Accrued royalties (1)	11,044	13,821
Accrued clinical trial costs (2)	7,784	9,125
Operating lease liabilities, current portion (3)	6,141	6,477
Other accrued expenses	8,649	5,673
Total	$89,432	$117,683
_______________________________
(1) Refer to Note 16, Commitments and Contingencies.
(2) Includes preclinical and all clinical trial-related costs.
(3) Refer to Note 13, Leases.

Accrued Product Returns and Rebates

	March 31, 2022	December 31, 2021
	(unaudited)
Accrued product rebates	$104,948	$97,597
Accrued product returns	35,233	35,127
Total	$140,181	$132,724
Other Liabilities

	March 31, 2022	December 31, 2021
	(unaudited)
Nonrecourse liability related to sale of future royalties, long-term	$3,784	$5,977
Other liabilities	10,361	10,403
Total	$14,145	$16,380
15.    Interest Expense
The following details the composition of interest expense (dollars in thousands):

	Three Months ended March 31,
	2022	2021
	(unaudited)
Interest expense	$(1,155)	$(5,062)
Interest expense on nonrecourse liability related to sale of future royalties	(787)	(1,035)
Total	$(1,942)	$(6,097)

As discussed in Note 2, Summary of Significant Accounting Policies, the Company adopted ASU 2020-06 on January 1, 2022. As a result, interest expense for the three months ended March 31, 2022 significantly decreased compared to the three months ended March 31, 2021 due to the Company no longer recording interest expense on the previously recorded discount for the embedded conversion feature on the 2023 Notes. For the three months ended March 31, 2022, interest expense includes noncash interest expense related to amortization of deferred financing costs of $0.5 million. For the three months ended March 31, 2021, interest expense includes noncash interest expense related to amortization of deferred financing costs and amortization of the debt discount on the 2023 Notes of $4.3 million.
16.    Commitments and Contingencies
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
Through the USWM Acquisition, the Company acquired licensing agreements with other pharmaceutical companies for APOKYN, XADAGO, and MYOBLOC. The Company is obligated to pay royalties to third parties, computed as a percentage of net product sales, for each of the products under the respective license agreements. The royalty expense incurred for these acquired products is recognized as Cost of goods sold in the condensed consolidated statements of earnings.

Royalty Agreement
In the third quarter of 2014, the Company received $30 million pursuant to a Royalty Interest Acquisition Agreement related to the purchase by HC Royalty of certain of the Company's rights under the Company's agreement with United Therapeutics related to the commercialization of Orenitram (treprostinil) Extended-Release Tablets. Full ownership of the royalty rights will revert to the Company if and when a certain cumulative payment threshold is reached (see Note 2, Note 4, and Note 14).
USWM Enterprise Commitments Assumed
As part of the USWM Acquisition, the Company assumed the remaining commitments of USWM Enterprises and its subsidiaries, which are discussed below.
The Company assumed the annual minimum purchase requirement of MYOBLOC, amounting to an estimated €3.9 million annually, under the contract manufacturing agreement with Merz for manufacture and supply. Refer to Note 13, Leases for further discussion related to the Merz Agreement in connection with the MYOBLOC annual minimum purchase requirement.
In addition, USWM Enterprises had an existing license and distribution agreement for XADAGO. This included an annual minimum promotional spend to support the marketing of XADAGO for the first five years of the agreement and will end in 2022. As of March 31, 2022, there is no remaining contractual commitment.
In March 2019, MDD US Operations, LLC (formerly US WorldMeds, LLC) and its subsidiary, Solstice Neurosciences, LLC (US) (collectively, the MDD Subsidiaries) entered into a Corporate Integrity Agreement (CIA) with the Office of Inspector General of the U.S. Department of Health and Human Services. Under the CIA, the MDD Subsidiaries agreed to and paid $17.5 million to resolve U.S. Department of Justice allegations that it violated the False Claims Act and committed to the establishment and ongoing maintenance of an effective compliance program. The fine was paid by the MDD Subsidiaries prior to closing of the USWM Acquisition. As part of the USWM Acquisition, the Company assumed the obligations of the CIA and could become liable for payment of certain stipulated monetary penalties in the event of any CIA violations. In addition, the Company will continue to incur significant costs through March 2024 to maintain a broad array of processes, policies and procedures necessary to comply with the CIA.
Data Breach-related Contingency
On November 24, 2021, the Company announced that we were the target of a ransomware attack. The attack had no significant impact on our business and did not cause any long-term disruption to our operations. Based on its internal investigation, the Company believes the criminal ransomware groups ("criminal groups") copied certain data from our systems, encrypted certain data on the Company's systems, and then deployed malware designed to impede access to our systems. Thereafter the criminal groups contacted the Company and threatened to publish certain data copied from the Company's systems. Upon detection of the ransomware attack, the Company notified government authorities, engaged third-party cybersecurity experts through our outside counsel, and commenced its recovery process. The Company maintains redundant off-site data backups, which were verified to have not been compromised by the ransomware attack and were utilized to restore the data encrypted by the criminal groups. In the fourth quarter of 2021, the Company had successfully recovered the impacted files and took additional steps designed to further protect its networks and files.
Furthermore, while the Company has not been the subject of any legal proceedings involving the attack, the likelihood that the Company could be the subject of claims from persons alleging they suffered damages from the incident, or actions by governmental authorities is possible, but the amount of such fines, penalties or costs, if any, cannot be estimated at this time. The Company continues to monitor the situation.

Claims and Litigation
From time to time, the Company may be involved in various claims, litigation and legal proceedings. These matters may involve patent litigation, product liability and other product-related litigation, commercial and other matters, and government investigations, among others. On a quarterly basis, the Company reviews the status of each significant matter and assesses its potential financial exposure. If the potential loss from any claim, asserted or unasserted, or legal proceeding is considered probable and the amount can be reasonably estimated, the Company will accrue a liability for the estimated loss. Because of uncertainties related to claims, legal proceedings and litigation, accruals will be based on the Company's best estimates based on available information. The Company does not believe that any of these matters will have a material adverse effect on our financial position. The Company may reassess the potential liability related to these matters and may revise these estimates. The process of resolving matters through litigation or other means is inherently uncertain and it is possible that an unfavorable resolution of these matters will adversely affect the Company, its results of operations, financial condition and cash flows.
NAMENDA XR/Namzaric Qui Tam Litigation
On April 1, 2019, Adamas was served with a complaint filed in the United States District Court for the Northern District of California (the District Court) (Case No. 3:18-cv-03018-JCS) against it and several Allergan entities alleging violations of federal and state false claims acts (FCA) in connection with the commercialization of NAMENDA XR and Namzaric by Allergan. The lawsuit is a qui tam complaint brought by an individual, asserting rights of the federal government and various state governments. The lawsuit was originally filed in May 2018 under seal, and Adamas became aware of the lawsuit when it was served. The complaint alleges that patents held by Allergan and Adamas covering NAMENDA XR and Namzaric were procured through fraud on the United States Patent and Trademark Office and that these patents were asserted against potential generic manufacturers of NAMENDA XR and Namzaric to prevent the generic manufacturers from entering the market, thereby wrongfully excluding generic competition resulting in artificially high price being charged to government payors. Adamas' patents in question were licensed exclusively to Forest Laboratories Holdings Limited. The complaint includes a claim for damages of "potentially more than $2.5 billion dollars," treble damages and statutory penalties. To date the federal and state governments have declined to intervene in this action. This case is currently stayed pending Adamas's and Allergan's interlocutory appeal of the District Court's December 11, 2020 order denying Adamas's and Allergan's motion to dismiss the complaint. The appeal is pending in the United States Court of Appeals for the Ninth Circuit (Case No. 21-80005). Argument was held on January 10, 2022 and no decision has been reached as of the date of this filing. The Company intends to defend itself vigorously. However, the Company can offer no assurances that it will be successful in a litigation.
17.    Subsequent Events
On April 29, 2022, the Company announced that the FDA approved an expanded indication for Qelbree (viloxazine extended-release capsules) for the treatment of attention deficit hyperactivity disorder (ADHD) in adult patients aged 18 and older. The FDA has now approved Qelbree for the treatment of ADHD in children (starting at age 6), adolescents and adults.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to help the reader understand the results of operations and the financial condition of Supernus Pharmaceuticals, Inc. (the Company, we, us, or our). The interim condensed consolidated financial statements included in this report and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our audited consolidated financial statements and notes thereto for the year ended December 31, 2021 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on April 13, 2022.
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
Commercial Products
•Trokendi XR® (topiramate) is the first once-daily extended-release topiramate product indicated for the treatment of epilepsy in patients 6 years of age and older in the United States (U.S.) market. It is also indicated for the prophylaxis of migraine headache in adults and adolescents 12 years and older.
•Oxtellar XR® (oxcarbazepine) is indicated as therapy for the treatment of partial onset seizures in patients 6 years of age and older. It is also the first once-daily extended-release oxcarbazepine product indicated for the treatment of epilepsy in the U.S.
•Qelbree® (viloxazine extended-release capsules) is a novel non-stimulant product indicated for the treatment of ADHD in adults and pediatric patients 6 years and older. On April 2, 2021, the U.S. Food and Drug Administration (FDA) approved Qelbree for the treatment of ADHD in pediatric patients 6 to 17 years of age. In May 2021, the Company launched Qelbree for pediatric patients in the U.S. On April 29, 2022, the FDA approved Qelbree for treatment of ADHD in adult patients. The Company is expecting to launch Qelbree for adult patients by the end of May 2022.
•APOKYN® (apomorphine hydrochloride injection) is a product indicated for the acute, intermittent treatment of hypomobility, "off" episodes ("end-of-dose wearing off" and unpredictable "on/off" episodes) in patients with advanced PD.
•MYOBLOC® (rimabotulinumtoxinB injection) is a product indicated for the treatment of cervical dystonia and chronic sialorrhea in adults. It is the only botulinum toxin type B available on the market.
•XADAGO® (safinamide) is a once-daily product indicated as adjunctive treatment to levodopa/carbidopa in patients with PD experiencing "off" episodes.
•GOCOVRI® (amantadine) extended-release capsules is the first and only U.S. Food and Drug Administration (FDA) approved medicine indicated for the treatment of dyskinesia in patients with PD receiving levodopa-based therapy, with or without concomitant dopaminergic medications, and as an adjunctive treatment to levodopa/carbidopa with PD experiencing "off" episodes.
•OSMOLEX ER® (amantadine) extended-release tablets is for the treatment of PD and drug-induced extrapyramidal reactions in adult patients.

Research and Development
We are developing a pipeline of novel CNS product candidates for the treatment of various CNS conditions. The table below summarizes our product candidates in clinical development.

Product Candidate	Indication	Development	NDA
SPN-830	Continuous treatment of motor fluctuations ("off" episodes) in PD patients		Under Review (1)
SPN-820	Treatment-resistant depression	Phase II
SPN-817	Treatment-resistant seizures	Phase I
SPN-443	CNS	Preclinical
SPN-446	CNS	Preclinical

(1) PDUFA target action date in October 2022.
SPN-830 (apomorphine infusion device)
SPN-830 is a late-stage drug/device combination product candidate for the treatment of continuous treatment of motor fluctuations ("off" episodes) in PD patients patients that are not adequately controlled with oral levodopa and one or more adjunct PD medications. If approved, it would be the only continuous infusion of apomorphine available in the U.S. and an important step for PD patients that would have otherwise been candidates for potentially invasive surgical procedures, such as deep brain stimulation. Continuous infusion may also limit some of the side effects of a subcutaneous injection of apomorphine.
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
Adamas Reorganization
In the first quarter of 2022 and subsequent to the Adamas Acquisition, the Company completed a reorganization of the Adamas legal entities in an effort to obtain operational, legal and other benefits that also resulted in certain state tax efficiencies. The legal entities reorganization had no effect on the condensed consolidated financial statements other than certain state tax efficiencies. (See Note 12, Income Taxes.)
COVID-19 Impact
While the impact of the ongoing COVID-19 pandemic did not have a material adverse effect on our financial position or results of operations for the three months ended March 31, 2022, we continue to closely monitor the events and circumstances surrounding the COVID-19 pandemic and its impact on all aspects of our business operations. Since the situation surrounding the COVID-19 pandemic remains fluid and the duration uncertain, the long-term nature and extent of the impacts of the pandemic on our business operations and financial position cannot be reasonably estimated at this time. See “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for additional information on risk factors that could impact our business and our results.
Operational Highlights
Qelbree Launch Update
•Total IQVIA prescriptions were 47,324 in the first quarter of 2022, an increase of 38% compared to total prescriptions of 34,328 in the fourth quarter of 2021. In March 2022, the most recent month available, total prescriptions reached 18,380.
•Qelbree continues to expand its base of prescribers, with approximately 6,900 prescribers in the first quarter of 2022, up from 5,600 prescribers from the fourth quarter of 2021.
•Continued progress in securing and improving managed care coverage.
•At the end of April 2022, the U.S. Food and Drug Administration (FDA) approved Qelbree for the treatment of attention-deficit hyperactivity disorder (ADHD) in adults. Supernus is expecting to launch Qelbree for adult patients by the end of May 2022. According to recent IQVIA Xponent® 52-week data, prescriptions for the adult market represented approximately 68% of the total ADHD market.
Product Pipeline Update
SPN-830 (apomorphine infusion device) - Continuous treatment of motor fluctuations (“off” episodes) in PD
•The Company will continue to work closely with the FDA as it reviews the New Drug Application (NDA) resubmission for SPN-830 for the continuous treatment of motor fluctuations (“off” episodes) in Parkinson’s disease. The Company is preparing for the commercial launch of SPN-830 in the first quarter of 2023, assuming timely approval by the FDA. The FDA has established a PDUFA target action date in early October 2022.
SPN-820 - Novel first-in-class activator of mTORC1
•The Company continues to enroll patients in a Phase II multi-center, randomized double-blind placebo-controlled parallel design study of SPN-820 in adults with treatment-resistant depression. The study will examine the efficacy and safety of SPN-820 over a course of five weeks of treatment in approximately 270 patients. The primary outcome measure is the change from baseline to end of treatment period on the Montgomery-Asberg Depression Rating Scale (MADRS) Total Score, a standard depression rating scale.
SPN-817 – A novel product candidate for the treatment of epilepsy
•An open label Phase II clinical study of SPN-817 for treatment-resistant seizures is expected to start in the second half of 2022.
Critical Accounting Policies and the Use of Estimates
A summary of our significant accounting policies is included in Note 2, Summary of Significant Accounting Policies of our audited consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2021. There were no significant changes to the disclosures with respect to our critical accounting policies in our Annual Report on Form 10-K for the year ended December 31, 2021.

Results of Operations
Comparison of the Three Months Ended March 31, 2022 and 2021
Revenues
Revenues consist primarily of net product sales of our commercial products in the U.S., supplemented by royalty revenues from our collaborative licensing arrangements. The following table provides information regarding our revenues during the three months ended March 31, 2022 (dollars in thousands):

	Three Months ended March 31,		Change
	2022	2021	Amount	Percent
Net product sales
Trokendi XR	$62,832	$71,819	$(8,987)	(13)%
Oxtellar XR	27,521	27,370	151	1%
GOCOVRI	22,601	—	22,601	**
APOKYN	18,448	21,730	(3,282)	(15)%
Qelbree	8,283	—	8,283	**
Other(1)	7,779	7,462	317	4%
Total net product sales	$147,464	$128,381	$19,083	15%
Royalty revenues	5,042	2,551	2,491	98%
Total revenues	$152,506	$130,932	$21,574	16%
___________________________________________
(1) Includes net product sales of MYOBLOC, XADAGO and OSMOLEX ER.
The $19.1 million and 15% increase in net product sales for the three months ended March 31, 2022, as compared to the same period in 2021, was primarily due to the inclusion of $22.6 million in net product sales of GOCOVRI, subsequent to the completion of the Adamas Acquisition in November 2021, as well as $8.3 million net product sales from Qelbree, which was launched in May 2021. Partially offsetting this increase was a $9.0 million decrease in net product sales of Trokendi XR and a $3.3 million decrease in net product sales of APOKYN.
Trokendi XR net product sales decreased by 13% to $62.8 million for the three months ended March 31, 2022 as compared to the same period in 2021. This decrease was attributable primarily to the decline in unit demand offset by the price increase taken in January 2022. APOKYN net product sales decreased by 15% to $18.4 million for the three months ended March 31, 2022 as compared to the same period in 2021. This decrease was primarily attributable to the decline in unit demand due to competitive headwinds.
Sales Deductions and Related Accruals
We record accrued product returns and accrued product rebates as current liabilities in Accrued product returns and rebates, on our condensed consolidated balance sheets. We record sales discounts as a reduction against Accounts receivable on the condensed consolidated balance sheets. Both amounts are generally affected by changes in gross product sales, changes in the provision for net product sales deductions, and the timing of payments/credits.

The following table provides a summary of activity with respect to sales deductions and related accruals during the periods indicated (dollars in thousands):

	Accrued Product Returns and Rebates
	Product Rebates	Product Returns	Reduction to Accounts Receivable for Sales Discounts	Total
Balance at December 31, 2021	$97,597	$35,127	$13,537	$146,261
Provision
Provision for current year sales	109,130	4,007	17,320	130,457
Adjustments relating to prior year sales	359	(902)	39	(504)
Total provision	$109,489	$3,105	$17,359	$129,953
Less: Actual payments/credits	(102,138)	(2,999)	(19,453)	(124,590)
Balance at March 31, 2022	$104,948	$35,233	$11,443	$151,624
The increase in accrued product rebates liabilities was primarily attributable to greater utilization of our patient co-payment programs, as well as higher per patient payments under both government and commercial managed care programs. The increase in accrued product returns liabilities was primarily due to the timing of related return activity. The decrease to accounts receivable for sales discounts is primarily due to the timing of payments.
Royalty Revenues
Royalty revenues include a royalty from net product sales of Mydayis, a product of Takeda Pharmaceuticals Company Ltd., Namzaric royalties, and noncash royalty revenue pursuant to our agreement with Healthcare Royalty Partners III, L.P. (HC Royalty). HC Royalty receives royalty payments from United Therapeutics Corporation (United Therapeutics) based on net product sales of United Therapeutics’ product Orenitram.
Royalty revenues were $5.0 million and $2.6 million for the three months ended March 31, 2022 and 2021, respectively. The increase was primarily due to the Namzaric royalties for the three months ended March 31, 2022. Namzaric royalty rights were acquired in connection with the Adamas Acquisition.
Cost of Goods Sold
Cost of goods sold was $17.9 million and $15.0 million for the three months ended March 31, 2022 and 2021, respectively. The $2.9 million increase was primarily attributable to inclusion of cost of goods sold of the acquired commercial products from the Adamas Acquisition and of Qelbree, which launched in May 2021.
Research and Development Expenses
R&D expenses were $20.8 million and $34.3 million for the three months ended March 31, 2022 and 2021, respectively. The $13.5 million decrease was primarily due to the write-down of the $15.0 million investment in Navitor LLC which was attributable to a single in-process research and development (IPR&D) asset and recorded in R&D expense in the first quarter of 2021.
Selling, General and Administrative Expenses
The following table provides information regarding our selling, general and administrative (SG&A) expenses during the periods indicated (dollars in thousands):

	Three Months ended March 31,		Change
	2022	2021	Amount	Percent
Selling and marketing	$60,513	$38,447	$22,066	57%
General and administrative	29,946	23,010	$6,936	30%
Total	$90,459	$61,457	$29,002	47%

Selling, general and administrative expenses increased by 47% to $90.5 million for the three months ended March 31, 2022. The $29.0 million increase was primarily attributable to increased marketing expenses and professional consulting spend related to the commercial products, including the acquired commercial products from the Adamas Acquisition, and increased Qelbree costs to support current period net product sales as well launch preparation activities for the launch of Qelbree for adults. Qelbree for pediatric patients was launched in May 2021. General and administrative expenses increased due to higher professional and consulting costs to support IT and finance operations for ransomware, financial reporting and Adamas integration in 2022.
Amortization of Intangible Assets
Amortization of intangible assets was $20.6 million and $6.0 million for the three months ended March 31, 2022 and 2021, respectively. The $14.6 million increase was due to amortization of the definite-lived intangible assets acquired in the Adamas Acquisition.
Contingent Consideration Expense
Contingent consideration expense of $0.7 million and $1.0 million for the three months ended March 31, 2022 and 2021, was primarily due to changes in the estimated fair value of contingent consideration due to the passage of time, an increase in the probability of milestone achievement of certain regulatory and developmental USWM milestones, partially offset by the decrease in the estimated fair value of sales-based Adamas milestones due to volatility in the market data movements.
Other Income (Expense)
Other income (expense) was income of $12.8 million and an expense of $2.3 million for the three months ended March 31, 2022 and 2021, respectively. The $15.0 million increase in other income was primarily due to $12.9 million in connection with the gain associated with the Navitor investment and a decrease in interest expense of $4.2 million primarily related to the Company's adoption of ASU 2020-06 on January 1, 2022. As a result of the adoption, the Company no longer records interest expense on the previously recorded discount for the embedded conversion feature on the 2023 Notes.
Income Tax (Benefit) Expense
Income tax (benefit) expense was a benefit of $10.9 million and an expense of $5.2 million for the three months ended March 31, 2022 and 2021, respectively. The decrease was mainly due to the Adamas reorganization in the first quarter of 2022. The effective income tax rate was (74.0)% and 47.9% for the three months ended March 31, 2022 and 2021, respectively. The effective income tax rate decrease was due to changes in the effective state tax rates as a result of the Adamas reorganization in the first quarter of 2022.
Liquidity and Capital Resources
We have financed our operations primarily with cash generated from product sales, supplemented by revenues from royalty and licensing arrangements, as well as proceeds from the sale of equity and debt securities. Continued cash generation is highly dependent on the success of our commercial products, as well as the success of our product candidates if approved by the FDA. While we expect continued profitability in future years, we anticipate there may be significant variability from year to year in the level of our profits particularly due to the commercial launch of Qelbree in May 2021; future commercial launches of Qelbree for the treatment of ADHD in adults (approved by the FDA in April 2022) and SPN-830 (apomorphine infusion device), if approved by the FDA; continued market and payor pressures for our commercial products; and the likely unfavorable impact of the upcoming loss of patent exclusivity for Trokendi XR in January 2023, or sooner under certain conditions.
The Company believes its balances of cash, cash equivalents and unrestricted marketable securities, which totaled $437.5 million as of March 31, 2022, along with cash generated from ongoing operations and continued access to debt markets, will be sufficient to satisfy its cash requirements over the next 12 months and beyond.
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

Financial Condition

Cash and cash equivalents, marketable securities, and long-term marketable securities as of the periods presented below, are as follows (dollars in thousands):

	March 31	December 31	Change
	2022	2021	Amount	Percent
Cash and cash equivalents	$115,715	$203,434	$(87,719)	(43)%
Marketable securities	196,485	136,246	60,239	44%
Long-term marketable securities	125,337	119,166	6,171	5%
Total	$437,537	$458,846	$(21,309)	(5)%
Total cash and cash equivalents, marketable securities and long-term marketable securities decreased by $21.3 million in the first three months of 2022 primarily due to the $25 million contingent consideration payment related to FDA acceptance of the SPN-830 NDA for review.
As of March 31, 2022 and December 31, 2021, the outstanding principal on our 0.625% Convertible Senior Notes Due 2023 (2023 Notes) was $402.5 million. No 2023 Notes have been converted as of March 31, 2022. There were no changes to the separate convertible note hedge transactions (collectively, the Convertible Note Hedge Transactions) and separate warrant transactions (the Warrant Transactions). Refer to Part I, Item 1, Unaudited Condensed Financial Statements, Note 9, Convertible Senior Notes Due 2023, in the Notes to the Condensed Consolidated Financial Statements, for further discussion of the 2023 Notes and our other indebtedness.
Summary of Cash Flows
The following table summarizes the major sources and uses of cash for the periods set forth below (dollars in thousands):

	Three Months ended March 31,		Change
	2022	2021	Amount
Net cash provided by (used in):
Operating activities	$4,302	$36,200	$(31,898)
Investing activities	(69,987)	(71,445)	1,458
Financing activities	(22,034)	2,247	(24,281)
Net change in cash and cash equivalents	$(87,719)	$(32,998)	$(54,721)
Operating Activities
Net cash provided by operating activities was $4.3 million and $36.2 million for the three months ended March 31, 2022, and 2021, respectively. The decrease in cash flows provided by operating activities is primarily due to changes in working capital which reflects the timing impacts of: cash collections on receivables and settlement of payables.
Investing Activities
Net cash used in investing activities was $70.0 million and $71.4 million for the three months ended March 31, 2022 and 2021, respectively. Net cash used in investing activities primarily reflect cash flows from purchase, sale and maturities of marketable securities.
Financing Activities
Net cash used by financing activities were $22.0 million for the three months ended March 31, 2022 compared to $2.2 million provided during the same period in 2021, primarily due to the payment of a contingent consideration milestone associated with the USWM Acquisition and lower proceeds from option exercises.
Material Cash Requirements
Refer to “Part II, Item 7 — Management’s Discussion and Analysis of Liquidity and Capital Resources”, of our Annual Report on Form 10-K for the year ended December 31, 2021, and Note 16, Commitments and Contingencies, in the Notes to the Condensed Consolidated Financial Statements in Part I, Item 1, Unaudited Condensed Financial Statements, of this Quarterly Report on Form 10-Q for the discussion of our contractual obligations.

Recently Issued Accounting Pronouncements
For a discussion of new accounting pronouncements, see Note 2 in the Notes to the Condensed Consolidated Financial Statements in Part I, Item 1, Unaudited Condensed Financial Statements, of this Quarterly Report on Form 10-Q.
Item 3.    Quantitative and Qualitative Disclosures About Market Risk
The primary objective of our investment activities is to preserve our capital to fund operations and to facilitate business development activities. We also seek to maximize income from our investments without assuming significant interest rate risk, liquidity risk, or risk of default by investing in investment grade securities with maturities of four years or less. Our exposure to market risk is confined to investments in cash and cash equivalents, marketable securities, and long-term marketable securities. As of March 31, 2022, we had unrestricted cash, cash equivalents, marketable securities, and long-term marketable securities of
$437.5 million.
In connection with the 2023 Notes, we have separately entered into Convertible Note Hedge Transactions and Warrant Transactions to reduce the potential dilution of the Company’s common stock upon conversion of the 2023 Notes, and to partially offset the cost to purchase the Convertible Note Hedge Transactions, respectively.
Our cash and cash equivalents consist primarily of cash held at banks and investments in highly liquid financial instruments with an original maturity of three months or less. Our marketable securities, which are reported at fair value, consist of money market funds; corporate and municipal debt securities; and other fixed income securities. We place all investments with governmental, industrial, or financial institutions whose debt is rated as investment grade. These securities have maturities of one to four years. Because of the relatively short period that we hold our investments and because we generally hold these securities to maturity, we do not believe that an increase in interest rates would have any significant impact on the realizable value of our investments. We do not have any currency or other derivative financial instruments other than outstanding warrants to purchase common stock and the convertible note hedges.
We may contract with clinical research organizations (CROs) and investigational sites globally. Currently, we have three ongoing trials, two of which are being conducted globally, and one which is being conducted outside the U.S. We do not hedge our foreign currency exchange rate risk. Transactions denominated in currencies other than the U.S. dollar are recorded based on exchange rates at the time such transactions arise. As of March 31, 2022 and December 31, 2021, substantially all of our liabilities were denominated in the U.S. dollar.
Inflation generally affects us by increasing our cost of labor and the cost of services provided by our vendors. We do not believe that inflation has had a material effect on our business, financial condition or results of operations. Nonetheless, if our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition and results of operations.
Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures required by Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act has been appropriately recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosure. We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2022, the end of the period covered by this report. Based on that evaluation, under the supervision and with the participation of our management, including our CEO and CFO, we concluded that our disclosure controls and procedures were not effective as of March 31, 2022 due to the continued material weaknesses in our internal control over financial reporting as described below and in our Annual Report on Form 10-K as of December 31, 2021, which was filed on April 13, 2022.
In light of the identified material weaknesses, we performed additional analyses and other procedures to ensure that the condensed consolidated financial statements included in this quarterly report on Form 10-Q present fairly, in all material respects, the Company's financial position, results of operations and cash flows for the periods disclosed in conformity with U.S. generally accepted accounting principles (U.S. GAAP).

As discussed in Note 3 in the Notes to the Condensed Consolidated Financial Statements in Part I, Item 1, of this report, the Company completed its acquisition of Adamas Pharmaceuticals, Inc. (Adamas), a publicly traded biopharmaceutical company (Adamas Acquisition) on November 24, 2021. We are in the process of integrating Adamas with our controls over financial reporting. As such, the scope of our assessment of the effectiveness of our disclosure control and procedures as of March 31, 2022 did not include the internal control over financial reporting of Adamas, as permitted by the guidance of the Office of the Chief Accountant of the SEC (not to extend more than one year beyond the date of acquisition or for more than one annual reporting period).
Previously Reported Material Weaknesses in Internal Control over Financial Reporting
As previously disclosed in Item 9A, Controls and Procedures, on Form 10-K filed April 13, 2022, as of and for the year ended December 31, 2021, we identified deficiencies resulting in the material weaknesses further described below. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.
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
Remediation Plan
Management is actively remediating the identified material weaknesses, and is committed to remediating the material weaknesses in a timely manner. Our remediation process is ongoing and includes the following steps, but is not limited to, the following:
(a) accelerated implementation of a new ERP system to reduce resource constraints and to automate certain processes that are currently being performed manually as a result of the ransomware attack;
(b) re-evaluation of all controls, including redesigning controls and control procedures, performing risk assessment procedures, as well as adding new controls as necessary;
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

While the audit committee of our board of directors and senior management are closely monitoring the remediation efforts, until the remediation efforts discussed in this section, including any additional remediation efforts that our senior management identifies as necessary, are complete, tested and determined effective, we will not be able to conclude that the material weaknesses have been remediated. In addition, we will continue to incur incremental costs associated with this remediation, primarily due to the hiring and training of additional personnel, and the improvements in our IT infrastructure. The material weaknesses will not be considered remediated until the above system, controls and personnel are in place for a period of time, the applicable controls operate for a sufficient period of time and management concludes based on its testing and evaluation that these controls are properly designed and operating effectively.
Changes in Internal Control over Financial Reporting
Our management, including our CEO and CFO, evaluated changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2022.
We began the process to integrate the financial reporting systems and processes of the business acquired through the Adamas Acquisition into ours in 2021. As the phased implementation of the integration continues in 2022, we are experiencing certain changes to our processes and procedures, which, in turn, result in changes to our internal control over financial reporting. While management has extended its oversight and monitoring processes that support our internal control over financial reporting, we continue to integrate the operations of Adamas, which may result in additions and changes in our internal controls over financial reporting.
Except for: 1) the above noted and previously reported material weaknesses and the remediation activities that have already begun, including the implementation of a new ERP system which is currently in process, and 2) the ongoing integration of Adamas, there were no other changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rule 13a-15 that occurred during the quarter ended March 31, 2022 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.
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
Supernus Pharmaceuticals, Inc. v. TWi Pharmaceuticals, Inc., et al., C.A. No. 17-cv-2164 (RMB)(JS) (D.N.J.)
The Company received a second Paragraph IV Notice Letter directed to its Oxtellar XR® Orange Book Patent Nos. 7,722,898; 7,910,131; 8,617,600; 8,821,930; 9,119,791; 9,351,975; and 9,370,525 from generic drug maker TWi Pharmaceuticals, Inc. on February 16, 2017. On March 31, 2017, the Company filed a lawsuit against TWi Pharmaceuticals, Inc. and TWi International LLC (collectively “TWi”) alleging infringement of United States Patent Nos. 7,722,898; 7,910,131; 8,617,600; 8,821,930; 9,119,791; 9,351,975; and 9,370,525. TWi filed a motion to dismiss the Company’s March 31, 2017 Complaint on May 10, 2017. On May 11, 2017, the district court administratively terminated TWi’s motion to dismiss for failure to comply with the Court’s Individual Rules and Procedures. On May 19, 2017, the district court “administratively terminate[d] this matter pending this Court’s decision in the First TWi Action [concerning United States Patent Nos. 7,722,898, 7,910,131, 8,617,600, and 8,821,930].” As of the date of this submission, Civil Action No. 17-2164 (RMB)(JS) (D.N.J.) remains administratively terminated.
Trokendi XR®
Supernus Pharmaceuticals, Inc. v. Ajanta Pharma Limited, et al., C.A. No. 21-cv-6964 (FLW)(LHG) (D.N.J.)
The Company received a Paragraph IV Notice Letter from generic drug maker Ajanta Pharma Limited dated February 10, 2021 directed to ten of its Trokendi XR® Orange Book patents. Supernus’s U.S. Patent Nos. 8,298,576; 8,298,580; 8,663,683;

8,877,248; 8,889,191; 8,992,989; 9,549,940; 9,555,004; 9,622,983; and 10,314,790 generally cover once-a-day topiramate formulations and methods of treating or preventing seizures and migraines using those formulations. The FDA Orange Book currently lists United States Patent No. 8,298,576 as expiring on April 4, 2028 and United States Patent Nos. 8,298,580; 8,663,683; 8,877,248; 8,889,191; 8,992,989; 9,549,940; 9,555,004; 9,622,983; and 10,314,790 as expiring on November 16, 2027. On March 26, 2021, the Company filed a lawsuit against Ajanta Pharma Limited and Ajanta Pharma USA Inc. (collectively “Ajanta”) alleging infringement of the Company’s Trokendi XR® Orange Book patents. The Complaint—filed in the U.S. District Court for the District of New Jersey—alleges, inter alia, that Ajanta infringed the Company’s Trokendi XR® patents by submitting to the FDA an Abbreviated New Drug Application (“ANDA”) seeking to market a generic version of Trokendi XR® prior to the expiration of the Company’s patents. Filing its March 26, 2021 Complaint within 45 days of receiving Ajanta’s Paragraph IV certification notice entitles Supernus to an automatic stay preventing the FDA from approving Ajanta’s ANDA for 30 months from the date of the Company’s receipt of the Paragraph IV Notice Letter. On June 7, 2021, Ajanta answered the Complaint and denied the substantive allegations of the Complaint, asserting affirmative defenses that include non-infringement and invalidity. Ajanta also asserted Counterclaims seeking declaratory judgments of non‑infringement and invalidity for the Trokendi XR® Orange Book patents. On June 28, 2021, the Company filed its reply, denying the substantive allegations of Ajanta’s Counterclaims. Following the initial Rule 16 Scheduling Conference, the Court issued a case schedule. On December 17, 2021, the Court issued an order consolidating this lawsuit and the lawsuit against Torrent, discussed in the section below, under which this lawsuit is the lead case and the 30 month stay preventing the FDA from approving Ajanta’s ANDA was extended to December 16, 2023. Under the amended scheduling order, the Final Pretrial Conference is set for April 24, 2023. A trial date has not been set. Pretrial discovery is ongoing as of the date of this submission.
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
Supernus Pharmaceuticals, Inc. v. Lupin Limited, et al., C.A. No. 21-cv-1293 (MN) (D. Del.)
The Company received a Paragraph IV Notice Letter from generic drug maker Lupin Limited dated July 29, 2021 directed to ten of its Trokendi XR® Orange Book patents. Supernus’s U.S. Patent Nos. 8,298,576; 8,298,580; 8,663,683; 8,877,248; 8,889,191; 8,992,989; 9,549,940; 9,555,004; 9,622,983; and 10,314,790 generally cover once-a-day topiramate formulations and methods of treating or preventing seizures and migraines using those formulations. The FDA Orange Book currently lists United States Patent No. 8,298,576 as expiring on April 4, 2028 and United States Patent Nos. 8,298,580; 8,663,683; 8,877,248; 8,889,191; 8,992,989; 9,549,940; 9,555,004; 9,622,983; and 10,314,790 as expiring on November 16, 2027. On September 10, 2021, the Company filed a lawsuit against Lupin Limited, Lupin Atlantis Holdings S.A., Nanomi B.V., Lupin Inc., and Lupin Pharmaceuticals, Inc. (collectively, “Lupin”) alleging infringement of the Company’s Trokendi XR® Orange Book patents. The Complaint—filed in the U.S. District Court for the District of Delaware—alleges, inter alia, that Lupin infringed the Company’s Trokendi XR® patents by submitting to the FDA an Abbreviated New Drug Application (“ANDA”) seeking to market a generic version of Trokendi XR® prior to the expiration of the Company’s patents. Filing its September 10, 2021 Complaint within 45 days of receiving Lupin’s Paragraph IV certification notice entitles Supernus to an automatic stay preventing the FDA from approving Lupin’s ANDA for 30 months from the date of the Company’s receipt of the Paragraph IV Notice Letter. On December 20, 2021, Lupin answered the Complaint and denied the substantive allegations of the Complaint, asserting affirmative defenses that include non-infringement and invalidity. Lupin also asserted Counterclaims seeking declaratory judgments of non‑infringement and invalidity for the Trokendi XR® Orange Book patents. On January 10, 2022, the Company filed its reply, denying the substantive allegations of Lupin’s Counterclaims. On February 25, 2022, the Court issued a scheduling order that provides for the Final Pretrial Order being submitted on June 06, 2023, and a trial beginning on June 20, 2023. Pretrial discovery is ongoing as of the date of this submission.
Supernus Pharmaceuticals, Inc. v. Zydus Pharmaceuticals (USA) Inc., et al., C.A. No. 21-cv-17104 (FLW)(LHG) (D.N.J.)
The Company received a Paragraph IV Notice Letter from generic drug maker Zydus Pharmaceuticals (USA) Inc. dated August 5, 2021 directed to ten of its Trokendi XR® Orange Book patents. Supernus’s U.S. Patent Nos. 8,298,576; 8,298,580; 8,663,683; 8,877,248; 8,889,191; 8,992,989; 9,549,940; 9,555,004; 9,622,983; and 10,314,790 generally cover once-a-day topiramate formulations and methods of treating or preventing seizures and migraines using those formulations. The FDA Orange Book currently lists United States Patent No. 8,298,576 as expiring on April 4, 2028 and United States Patent Nos. 8,298,580; 8,663,683; 8,877,248; 8,889,191; 8,992,989; 9,549,940; 9,555,004; 9,622,983; and 10,314,790 as expiring on November 16, 2027. On September 17, 2021, the Company filed a lawsuit against Zydus Pharmaceuticals (USA) Inc. and Cadila Healthcare Limited (collectively, “Zydus”) alleging infringement of the Company’s Trokendi XR® Orange Book patents. The Complaint—filed in the U.S. District Court for the District of New Jersey—alleges, inter alia, that Zydus infringed the Company’s Trokendi XR® patents by submitting to the FDA an Abbreviated New Drug Application (“ANDA”) seeking to market a generic version of Trokendi XR® prior to the expiration of the Company’s patents. Filing its September 17, 2021 Complaint within 45 days of receiving Zydus’s Paragraph IV certification notice entitles Supernus to an automatic stay preventing the FDA from approving Zydus’s ANDA for 30 months from the date of the Company’s receipt of the Paragraph IV Notice Letter. The August 5, 2021 Paragraph IV Notice Letter from Zydus Pharmaceuticals (USA) Inc. concerns Zydus’s proposed generic equivalent of the 200 mg strength of Trokendi XR®.[1] The August 5, 2021 Paragraph IV Notice Letter referenced herein does not concern the same ANDA as the one that was at issue in the previous lawsuit. On December 28, 2021, Zydus answered the Complaint and denied the substantive allegations of the Complaint, asserting affirmative defenses that include non-infringement and invalidity. On April 29, 2022, the Court issued a scheduling order that provides for the Final Pretrial Order being submitted on October 05, 2023, and a trial beginning on November 07, 2023. Pretrial discovery s ongoing as of the date of this submission.
_____________________
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
XADAGO®
On June 10, 2021, Newron Pharmaceuticals S.p.A. (“Newron”), Zambon S.p.A. (“Zambon”) and Supernus Pharmaceuticals, Inc. (the “Company”), through its subsidiary MDD US Operations, LLC (collectively, “Plaintiffs”), initiated litigation against generic drug makers Aurobindo Pharma Limited, Aurobindo Pharma USA Inc., MSN Laboratories Private Limited (“MSN”), Optimus Pharma Pvt Ltd, Prinston Pharmaceutical, Inc., RK Pharma, Inc. and Zenara Pharma Private Limited (collectively, “Defendants”) for infringement of three FDA Orange Book patents covering XADAGO®, the Company’s once-daily product indicated as adjunctive treatment to levodopa/carbidopa in patients with Parkinson’s Disease experiencing “off” episodes. U.S. Patent Nos. 8,076,515, 8,278,485 and 8,283,380 (collectively, the “XADAGO Patents”) cover the pharmaceutical formulation of and methods of treatment with safinamide. The XADAGO Patents expire between June 2027 and March 2031. The Company has a license agreement with Zambon, Newron’s partner, related to the XADAGO Patents, and as a new chemical entity, XADAGO was under the 5-year FDA exclusivity period that expired on March 21, 2022. The Complaint – filed in the U.S. District Court for the District of Delaware – alleges that the Defendants infringed the XADAGO Patents by submitting to the U.S. Food and Drug Administration (FDA) Abbreviated New Drug Applications (ANDAs) seeking to market a generic version of XADAGO prior to the expiration of the patents. Filing the Complaint within 45 days of receiving each of the Defendants’ Paragraph IV notice letters entitles the Plaintiffs to an automatic stay preventing the FDA from approving the Defendants’ ANDAs for 30 months from the date of the Plaintiffs’ receipt of the Paragraph IV Notice Letters. The parties agreed on a case schedule. A trial has been set for January 8, 2024. On March 22, 2022, defendant Optimus Pharma Pvt Ltd was dismissed from the case without prejudice. Fact discovery is ongoing with the remaining defendants.
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
Since 2018 multiple generic companies have launched generic versions of NAMENDA XR. A number of companies have submitted ANDAs including one or more certifications to the FDA, pursuant to 21 U.S.C. § 355(j)(2)(A)(vii)(iv), requesting approval to manufacture and market generic versions of Namzaric, on which Adamas became entitled to receive royalties from Forest beginning in May 2020.
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
On April 1, 2019, Adamas was served with a complaint filed in the United States District Court for the Northern District of California (Case No. 3:18-cv-03018-JCS) against it and several Forest and Allergan entities alleging violations of federal and state false claims acts (FCA) in connection with the commercialization of NAMENDA XR and Namzaric by Allergan. The lawsuit is a qui tam complaint brought by a named individual, Zachary Silbersher, asserting rights of the Federal government and various state governments. The lawsuit was originally filed in May 2018 under seal, and Adamas became aware of the lawsuit when it was served. The complaint alleges that patents held by Allergan and Adamas covering NAMENDA XR and Namzaric were procured through fraud on the United States Patent and Trademark Office and that these patents were asserted against potential generic manufacturers of NAMENDA XR and Namzaric to prevent the generic manufacturers from entering the market, thereby wrongfully excluding generic competition resulting in artificially high prices being charged to government payors. Adamas's patents in question were licensed exclusively to Forest. The complaint includes a claim for damages of “potentially more than $2.5 billion dollars,” treble damages and statutory penalties. To date the federal and state governments have declined to intervene in this action. This case is currently stayed pending Adamas's and Allergan's interlocutory appeal of the District Court's December 11, 2020 order denying Adamas's and Allergan's motions to dismiss the complaint. The appeal is pending in the United States Court of Appeals for the Ninth Circuit (Case No. 21-80005). Argument was held on January 10, 2022 and no decision has been reached as of the date of this filing.
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
On March 16, 2020, a shareholder derivative lawsuit was filed by Patrick Van Camp in federal court in the Northern District of California (Case No. 4:20-cv-01815) naming Adamas and certain of Adamas's former directors and officers as defendants. This lawsuit alleges certain of Adamas's former directors and officers breached fiduciary duties and violated the Securities Exchange Act of 1934. Adamas is named as a nominal defendant only. On April 6, 2020, another, virtually identical, shareholder derivative lawsuit was filed by James Druzbik in federal court in the Northern District of California (Case No. 4:20-cv-02320) naming Adamas and certain of Adamas's former directors and officers as defendants. This lawsuit contains the same allegations, claims, and defendants as the first derivative action. Adamas is named as a nominal defendant only. In both actions, Plaintiffs seek unspecified monetary damages and other relief. These actions have been consolidated and are stayed pending resolution of the Zaidi class action.
Adamas believes it has strong factual and legal defenses to all actions and intends to defend itself vigorously.

Item 1A. Risk Factors
Any investment in our business involves a high degree of risk. Before making an investment decision, you should carefully consider the information we include in this Quarterly Report on Form 10-Q, including our condensed consolidated financial statements and related notes; the additional information in the other reports we file with the Securities and Exchange Commission; and the risks described in our Annual Report on Form 10-K for the year ended December 31, 2021 and quarterly report on Form 10-Q for the period ended March 31, 2022. These risks may result in material harm to our business and our financial condition and results of operations. If a material, adverse event were to occur, the market price of our common stock may decline and you could lose part or all of your investment.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
(a)     Sales of Unregistered Securities.

During the three months ended March 31, 2022, the Company granted options to employees to purchase an aggregate of 929,785 shares of common stock at a weighted average exercise price of $32.20 per share. Once vested, the options are exercisable for a period of ten years from the grant date. The Company granted 131,210 restricted stock units to the board of directors at a weighted average grant date fair value of $32.20 per share. The restricted stock units vest one year from the grant date. These issuances are exempt from registration in reliance on Section 4(a)(2) of the Securities Act as transactions not involving a public offering.
Item 3.    Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
None.
Item 5.    Other Information
None.

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

101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in Inline XBRL: (i) Cover Page, (ii) Condensed Consolidated Statements of Earnings, (iii) Condensed Consolidated Statements of Comprehensive Earnings, (iv) Condensed Consolidated Balance Sheets, (v) Condensed Consolidated Statements of Changes in Stockholders' Equity, (vi) Condensed Consolidated Statements of Cash Flows, and (vii) the Notes to Condensed Consolidated Financial Statements, tagged in summary and detail.

104	The cover page of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in Inline XBRL (included with the Exhibit 101 attachments).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUPERNUS PHARMACEUTICALS, INC.

DATED: May 12, 2022	By:	/s/ Jack A. Khattar
Jack A. Khattar President and Chief Executive Officer

DATED: May 12, 2022	By:	/s/ Timothy C. Dec
Timothy C. Dec Senior Vice-President and Chief Financial Officer