Form 10-Q
period 2022-06-30
SUPERNUS PHARMACEUTICALS, INC.
filed 2022-08-08
CIK 1356576

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☒ No
Securities registered pursuant to Section 12(b) of the Exchange Act

Title of each class	Outstanding at August 1, 2022	Trading Symbol	Name of each exchange on which registered
Common Stock, $0.001 par value per share	53,495,261	SUPN	The Nasdaq Global Market

SUPERNUS PHARMACEUTICALS, INC.
FORM 10-Q — QUARTERLY REPORT
FOR THE QUARTERLY PERIOD ENDED June 30, 2022

PART I — FINANCIAL INFORMATION

Supernus Pharmaceuticals, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share data)

	June 30,	December 31,
	2022	2021
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$173,428	$203,434
Marketable securities	187,359	136,246
Accounts receivable, net	158,063	148,932
Inventories, net	84,860	85,959
Prepaid expenses and other current assets	21,410	27,019
Total current assets	625,120	601,590
Long-term marketable securities	147,373	119,166
Property and equipment, net	16,317	16,955
Intangible assets, net	743,405	784,693
Goodwill	115,414	117,516
Other assets	47,344	49,232
Total assets	$1,694,973	$1,689,152

Liabilities and stockholders’ equity
Current liabilities
Accounts payable and accrued liabilities	$133,000	$117,683
Accrued product returns and rebates	145,761	132,724
Contingent consideration, current portion	47,240	44,840
Convertible notes, net	400,909	—
Other current liabilities	8,626	20,132
Total current liabilities	735,536	315,379
Convertible notes, net	—	379,252
Contingent consideration, long-term	9,645	35,637
Operating lease liabilities, long-term	37,080	41,298
Deferred income tax liabilities	59,313	85,355
Other liabilities	11,965	16,380
Total liabilities	853,539	873,301

Stockholders’ equity
Common stock, $0.001 par value; 130,000,000 shares authorized; 53,492,386 and 53,256,094 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	53	53
Additional paid-in capital	389,586	434,337
Accumulated other comprehensive earnings (loss), net of tax	(2,220)	1,539
Retained earnings	454,015	379,922
Total stockholders’ equity	841,434	815,851

Total liabilities and stockholders’ equity	$1,694,973	$1,689,152

See accompanying notes.

Supernus Pharmaceuticals, Inc.
Condensed Consolidated Statements of Earnings
(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(unaudited)		(unaudited)
Revenues
Net product sales	$165,459	$138,628	$312,923	$267,009
Royalty revenues	4,592	2,701	9,634	5,252
Total revenues	170,051	141,329	322,557	272,261

Costs and expenses
Cost of goods sold (a)	20,457	25,028	38,389	39,982
Research and development	16,385	15,455	37,224	49,735
Selling, general and administrative	100,476	69,535	190,935	130,992
Amortization of intangible assets	20,644	5,948	41,288	11,955
Contingent consideration expense (gain)	743	(8,750)	1,408	(7,730)
Total costs and expenses	158,705	107,216	309,244	224,934

Operating earnings	11,346	34,113	13,313	47,327

Other income (expense)
Interest expense	(1,810)	(5,467)	(3,752)	(11,564)
Interest and other income, net	1,788	2,589	16,486	6,401
Total other income (expense)	(22)	(2,878)	12,734	(5,163)

Earnings before income taxes	11,324	31,235	26,047	42,164

Income tax (benefit) expense	3,459	7,509	(7,434)	12,744
Net earnings	$7,865	$23,726	$33,481	$29,420

Earnings per share
Basic	$0.15	$0.45	$0.63	$0.56
Diluted	$0.14	$0.43	$0.57	$0.54

Weighted average shares outstanding
Basic	53,426,163	53,005,344	53,378,319	52,985,472
Diluted	61,397,159	54,724,146	61,401,694	54,601,533
______________________________
(a) Excludes amortization of acquired intangible assets

See accompanying notes.

Supernus Pharmaceuticals, Inc.
Condensed Consolidated Statements of Comprehensive Earnings
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(unaudited)		(unaudited)
Net earnings	$7,865	$23,726	$33,481	$29,420
Other comprehensive earnings
Unrealized loss on marketable securities, net of tax	(1,447)	(816)	(3,759)	(3,542)
Other comprehensive loss	(1,447)	(816)	(3,759)	(3,542)

Comprehensive earnings	$6,418	$22,910	$29,722	$25,878

See accompanying notes.

Supernus Pharmaceuticals, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(unaudited, in thousands, except share data)

j	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Earnings (Loss)	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2021	53,256,094	$53	$434,337	$1,539	$379,922	$815,851
Cumulative effect of adoption of ASU 2020-06	—	—	(56,212)	—	40,612	(15,600)
Balance, January 1, 2022	53,256,094	53	378,125	1,539	420,534	800,251
Share-based compensation	—	—	4,025	—	—	4,025
Issuance of common stock in connection with the Company’s equity award plans	130,211	—	866	—	—	866
Net earnings	—	—	—	—	25,616	25,616
Unrealized loss on marketable securities, net of tax	—	—	—	(2,312)	—	(2,312)
Balance, March 31, 2022	53,386,305	53	383,016	(773)	446,150	828,446
Share-based compensation	—	—	4,297	—	—	4,297
Issuance of common stock in connection with the Company’s equity award plans	106,081	—	2,273	—	—	2,273
Net earnings	—	—	—	—	7,865	7,865
Unrealized loss on marketable securities, net of tax	—	—	—	(1,447)	—	(1,447)
Balance, June 30, 2022	53,492,386	$53	$389,586	$(2,220)	$454,015	$841,434

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Earnings (Loss)	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2020	52,868,482	$53	$409,332	$8,975	$326,498	$744,858
Share-based compensation	—	—	4,371	—	—	4,371
Issuance of common stock in connection with the Company’s equity award plans	125,655	—	2,247	—	—	2,247
Net earnings	—	—	—	—	5,694	5,694
Unrealized loss on marketable securities, net of tax	—	—	—	(2,726)	—	(2,726)
Balance, March 31, 2021	52,994,137	53	415,950	6,249	332,192	754,444
Share-based compensation	—	—	5,476	—	—	5,476
Issuance of common stock in connection with the Company’s equity award plans	150,622	—	2,749	—	—	2,749
Net earnings	—	—	—	—	23,726	23,726
Unrealized loss on marketable securities, net of tax	—	—	—	(816)	—	(816)
Balance, June 30, 2021	53,144,759	$53	$424,175	$5,433	$355,918	$785,579

See accompanying notes.

Supernus Pharmaceuticals, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)

	Six Months Ended June 30,
	2022	2021
	(unaudited)
Cash flows from operating activities
Net earnings	$33,481	$29,420
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	42,919	13,213
Navitor investment R&D expense (see Note 5)	—	15,000
Other income from Navitor (see Note 5)	(12,888)	—
Amortization of deferred financing costs and debt discount	1,053	8,632
Realized gains from sales of marketable securities	(13)	(219)
Amortization of premium/discount on marketable securities	1,068	(2,371)
Change in fair value of contingent consideration	1,408	(7,730)
Other noncash adjustments, net	(1,187)	(651)
Share-based compensation expense	8,322	9,847
Deferred income tax provision	(16,057)	(2,046)
Changes in operating assets and liabilities:
Accounts receivable	(9,093)	3,605
Inventories	1,842	(7,950)
Prepaid expenses and other assets	1,866	(18,003)
Accrued product returns and rebates	13,037	47,406
Accounts payable and other liabilities	11,763	(5,679)
Contingent consideration	(2,100)	—
Net cash provided by operating activities	75,421	82,474

Cash flows from investing activities
Purchases of marketable securities	(206,503)	(233,272)
Sales and maturities of marketable securities	121,112	83,844
Purchase of property and equipment and deferred legal fees paid	(275)	(1,961)
Acquisition of USWM, net of cash acquired	—	(950)
Net cash used in investing activities	(85,666)	(152,339)

Cash flows from financing activities
Payment of contingent consideration	(22,900)	—
Proceeds from issuance of common stock	3,139	4,996
Net cash (used in) provided by financing activities	(19,761)	4,996

Net change in cash and cash equivalents	(30,006)	(64,869)
Cash and cash equivalents at beginning of year	203,434	288,640
Cash and cash equivalents at end of period	$173,428	$223,771

Supplemental cash flow information
Cash paid for interest on convertible notes	$1,258	$1,258
Cash paid for income taxes	8,543	20,696
Cash paid for operating leases	6,238	4,036

Noncash investing and financing activities
Lease assets obtained for new operating leases	$212	$284
Property and equipment additions from utilization of tenant improvement allowance	580	—
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
•Qelbree® (viloxazine extended-release capsules) is a novel non-stimulant product indicated for the treatment of ADHD in adults and pediatric patients 6 years and older. On April 2, 2021, the U.S. Food and Drug Administration (FDA) approved Qelbree for the treatment of ADHD in pediatric patients 6 to 17 years of age. In May 2021, the Company launched Qelbree for pediatric patients in the U.S. On April 29, 2022, the FDA approved Qelbree for treatment of ADHD in adult patients. The Company launched Qelbree for adult patients in May 2022.
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
•Osmolex ER® (amantadine) extended-release is a once-daily product for the treatment of PD and drug-induced extrapyramidal reactions in adult patients.
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
Product Candidates
The Company is also developing a pipeline of novel CNS product candidates for the treatment of various CNS conditions. The Company's product candidates in clinical development include the following:
•SPN-830 (apomorphine infusion device) is a late-stage drug/device combination product candidate for the continuous treatment of motor fluctuations ("off" episodes) in PD patients that are not adequately controlled with oral levodopa and one or more adjunct PD medications. The FDA assigned a Prescription Drug User Fee Act (PDUFA) date in early October 2022 on the resubmitted new drug application (NDA).
•SPN-820 (NV-5138) is a first-in-class product candidate for treatment-resistant depression, currently in Phase II development. It is an orally active small molecule that directly activates brain mechanistic target of rapamycin complex 1 (mTORC1).
•SPN-817 (huperzine A) is a novel product candidate for treatment-resistant seizures, currently in Phase I development.

Adamas Acquisition and Reorganization
On October 10, 2021, the Company entered into an Agreement and Plan of Merger by and among the Company, Adamas Pharmaceuticals, Inc. (Adamas) and Supernus Reef, Inc., a Delaware corporation and a wholly owned subsidiary of the Company (Purchaser) (Adamas Agreement). On November 24, 2021 (the Closing Date), the Company completed its purchase of all of the outstanding equity of Adamas Pharmaceuticals, Inc., a publicly-held pharmaceutical company (Adamas), pursuant to the Adamas Agreement dated October 10, 2021, and the Purchaser was merged with and into Adamas (the Merger), with Adamas continuing as the surviving corporation in the Merger as a wholly owned subsidiary of the Company (Adamas Acquisition). On the Closing Date, Adamas owned two marketed products: GOCOVRI (amantadine) extended-release capsules, the first and only FDA approved medicine indicated for the treatment of both "off" episodes and dyskinesia in patients with PD receiving levodopa-based therapy and as an adjunctive treatment to levodopa/carbidopa in patients with PD experiencing "off" episodes; and Osmolex ER (amantadine) extended-release tablets, approved for the treatment of PD and drug-induced extrapyramidal reactions in adult patients. Adamas also owns the right to receive royalties from Allergan plc for sales of Namzaric (memantine hydrochloride extended-release and donepezil hydrochloride) in the U.S.

In the first quarter of 2022 and subsequent to the Adamas Acquisition, the Company completed a reorganization of the Adamas legal entities in an effort to obtain operational, legal and other benefits that also resulted in certain state tax efficiencies. The reorganization had no effect on the condensed consolidated financial statements other than certain state tax efficiencies. (See Note 12, Income Tax (Benefit) Expense.)
COVID-19 Impact
The Company is closely monitoring the impact of the COVID-19 pandemic on all aspects of its business operations and has assessed the impact of the COVID-19 pandemic on its condensed consolidated financial statements as of June 30, 2022.
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
The extent to which the COVID-19 pandemic may directly or indirectly impact our business, financial condition and results of operations is highly uncertain and subject to change. As a result, certain of our estimates and assumptions, including the provision for sales deductions and the fair values of our financial instruments, require increased judgment and carry a higher degree of variability and volatility that could result in material changes to our estimates in future periods.
Advertising Expense
Advertising expense includes the cost of promotional materials and activities, such as television, print media, digital marketing, marketing programs and speaker programs. The cost of the Company's advertising efforts are expensed as incurred.
The Company incurred approximately $36.9 million and $60.8 million in advertising expense for the three and six months ended June 30, 2022, respectively, and approximately $21.8 million and $37.1 million for the three and six months ended June 30, 2021, respectively. These expenses are recorded as a component of Selling, general and administrative expenses in the condensed consolidated statements of earnings.
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
ASU 2021-10, Government Assistance (Topic 832) - The new standard, issued in November 2021, requires the disclosure of information about transactions with a government that are accounted for by applying a grant or contribution model by analogy. This could include various forms of government assistance, but excludes transactions in the scope of specific U.S. GAAP, such as tax incentives accounted for under Accounting Standards Codification (ASC) 740, Income Taxes. For transactions in the scope of the new standard, information about the nature of the transaction, including significant terms and conditions, as well as the amounts and specific financial statement line items affected by the transaction are required to be disclosed. This guidance is effective for fiscal years beginning after December 15, 2021 on a prospective basis. The adoption of the new standard as of January 1, 2022 did not have a material impact to the financial statements.

3. Acquisition
Adamas Acquisition
In connection with the Adamas Acquisition (see Note 1), the Company paid the Adamas shareholders $400.8 million and transferred two non-tradable contingent value rights (CVRs). Each CVR represents the contractual right to receive a contingent payment of $0.50 per share in cash, less any applicable withholding taxes and without interest, upon the achievement of the applicable milestone (each such amount, a Milestone Payment) in accordance with the terms of a Contingent Value Rights Agreement entered into between the Company and American Stock Transfer & Trust Company, LLC, as rights agent, (CVR Agreement). One Milestone Payment is payable (subject to certain terms and conditions) upon the first occurrence of the achievement of aggregate worldwide net sales of GOCOVRI in excess of $150 million during any consecutive 12-month period ending on or before December 31, 2024 (Milestone 2024). Another Milestone Payment is payable (subject to certain terms and conditions) upon the first occurrence of the achievement of aggregate worldwide net sales of GOCOVRI in excess of $225 million during any consecutive 12-month period ending on or before December 31, 2025 (Milestone 2025 and, together with Milestone 2024, the Milestones). Each Milestone may only be achieved once.
In connection with the two CVRs, the Company recorded contingent consideration liabilities of $10.3 million as of the date of the acquisition, to reflect the estimated fair value of the contingent consideration. The estimated fair values of the contingent consideration liabilities were determined using Monte Carlo simulations. The fair value measurements of the contingent consideration liabilities were determined based on significant unobservable inputs and thus represent Level 3 fair value measurements. The key assumptions considered include the estimated amount and timing of projected revenues, volatility, estimated discount rates and the risk-free interest rate. In each reporting period after the acquisition, the Company will revalue the contingent consideration liabilities and will record increases or decreases in the fair value of the liabilities in its consolidated statements of earnings. Changes in fair value will result from actual milestone achievement, as well as changes to forecasts. The inputs and assumptions may not be observable in the market, but they reflect the assumptions the Company believes would be made by a market participant. The possible outcomes for the contingent consideration range from $0 to $50.9 million on an undiscounted basis.
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

The following table presents the Company's preliminary estimates of the fair value of assets acquired and liabilities assumed as of the Closing Date and subsequent measurement period adjustments recorded (dollars in thousands):

	As Initially Reported	Measurement Period Adjustments (1)	As Adjusted
		(unaudited)	(unaudited)
Cash and cash equivalents	$90,064	$—	$90,064
Accounts receivable	11,156	—	11,156
Inventories	20,200	—	20,200
Prepaid expenses and other current assets	5,077	—	5,077
Property and equipment	1,254	—	1,254
Intangibles	450,100	—	450,100
Other assets(2)	6,442	(1,620)	4,822
Total fair value of assets acquired	584,293	(1,620)	582,673
Accounts payable	(4,592)	—	(4,592)
Accrued expenses and other current liabilities	(8,014)	—	(8,014)
Current debt	(138,315)	—	(138,315)
Operating lease liabilities, long-term	(5,224)	—	(5,224)
Deferred income tax liabilities(2)(3)	(56,588)	3,722	(52,866)
Total fair value of liabilities assumed	(212,733)	3,722	(209,011)
Total identifiable net assets	371,560	2,102	373,662
Goodwill	39,553	(2,102)	37,451
Total purchase price	$411,113	$—	$411,113

Cash consideration paid	$400,806	$—	$400,806
Fair value of contingent consideration	10,307	—	10,307
Total purchase price	$411,113	$—	$411,113
______________________________
(1) Measurement period adjustments reflect changes for the three months ended March 31, 2022 based on information related to the facts and circumstances that existed as of the Closing Date.
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
Acquired intangible assets consist of developed technology and product rights and are amortized over their estimated useful lives on a straight-line basis. The following table summarizes the preliminary purchase price allocation and the average remaining useful lives for identifiable intangible assets (dollars in thousands):

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
Acquired Deferred Income Tax Liabilities, net
The deferred income tax liabilities, net relates to the difference between the financial statement carrying amount and the tax basis of acquired intangible assets and inventory, partially offset by acquired net operating loss carryforwards and other temporary differences. The acquired federal and state net operating loss carryforwards are reduced by a valuation allowance for amounts that are not expected to be realizable in the future.
Revenue and Net Earnings of Adamas
The operations of Adamas and its subsidiaries have been included in the Company's consolidated statements of earnings for the periods subsequent to the Closing Date.
Pro Forma Information
The following table presents the unaudited pro forma combined financial information for each of the periods presented, as if the Adamas Acquisition had occurred on January 1, 2020 (dollars in thousands):

	Three Months Ended June 30,	Six Months Ended June 30,
	2021	2021
Pro forma total revenues	$163,301	$313,544
Pro forma net loss	(2,043)	(22,352)
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

4. Disaggregated Revenues
The following table summarizes the disaggregation of revenues by product or source (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(unaudited)		(unaudited)
Net product sales
Trokendi XR	$71,602	$78,777	$134,434	$150,596
Oxtellar XR	29,958	25,022	57,479	52,392
GOCOVRI	24,700	—	47,301	—
APOKYN	20,447	26,981	38,895	48,711
Qelbree	11,099	315	19,382	315
Other(1)	7,653	7,533	15,432	14,995
Total net product sales	$165,459	$138,628	$312,923	$267,009
Royalty revenues	4,592	2,701	9,634	5,252
Total revenues	$170,051	$141,329	$322,557	$272,261
______________________________
(1) Includes net product sales of MYOBLOC, XADAGO and Osmolex ER.
Trokendi XR accounted for 43% of the Company’s total net product sales for both the three and six months ended June 30, 2022, and approximately 57% and 56% of the Company's total net product sales for the three and six months ended June 30, 2021, respectively.
Each of our three major customers, AmerisourceBergen Drug Corporation, Cardinal Health, Inc. and McKesson Corporation, individually accounted for more than 25% of our total net product sales for both the six months ended June 30, 2022 and 2021, and collectively accounted for more than 80% and 85% of our total net product sales for the six months ended June 30, 2022 and 2021, respectively.
Royalty revenues include noncash royalty revenues. The Company recognized noncash royalty revenue of $2.5 million and $4.7 million, for the three and six months ended June 30, 2022, respectively. The Company recognized noncash royalty revenue of $2.2 million and $4.4 million, for the three and six months ended June 30, 2021, respectively. Refer to Note 16, Commitments and Contingencies.
5. Investments
Marketable Securities
Unrestricted available-for-sale marketable securities held by the Company are as follows (dollars in thousands):

	June 30, 2022	December 31, 2021
	(unaudited)
Corporate and U.S. government agency and municipal debt securities
Amortized cost	$337,637	$253,301
Gross unrealized gains	61	2,349
Gross unrealized losses	(2,966)	(238)
Total fair value	$334,732	$255,412

The contractual maturities of the unrestricted available-for-sale marketable securities held by the Company are as follows, (dollars in thousands):

June 30, 2022
(unaudited)
Less than 1 year	$187,359
1 year to 2 years	118,457
2 years to 3 years	28,916
3 years to 4 years	—
Greater than 4 years	—
Total	$334,732
As of June 30, 2022, there was no impairment due to credit loss on any available-for-sale marketable securities.
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
The maximum exposure to losses related to Navitor LLC is approximately $50 million for Phase I and Phase II development of NV-5138 (SPN-820), and the cost of other development and formulation activities provided by the Company.
Subsequent to the Development Agreement entered into in 2020, no additional equity investment has been made or financing has been provided to Navitor LLC.
6.    Fair Value of Financial Instruments
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

		Fair Value Measurements at June 30, 2022 (unaudited)
	Total Fair Value at June 30, 2022	Level 1	Level 2	Level 3
Assets:	(unaudited)
Cash and cash equivalents
Cash	$135,199	$135,199	$—	$—
Money market securities and commercial paper	38,229	25,785	12,444	—
Marketable securities
Corporate and municipal debt securities	187,359	—	187,359	—
Long-term marketable securities
Corporate and municipal debt securities	147,373	—	147,373	—
Other assets
Marketable securities - restricted (SERP)	478	9	469	—
Total assets at fair value	$508,638	$160,993	$347,645	$—
Liabilities:
Contingent consideration	$56,885	$—	$—	$56,885
Total liabilities at fair value	$56,885	$—	$—	$56,885

		Fair Value Measurements at December 31, 2021
	Total Fair Value at December 31, 2021	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents
Cash	$148,863	$148,863	$—	$—
Money market securities and funds	54,571	54,571	—	—
Marketable securities
Corporate and municipal debt securities	136,246	251	135,995	—
Long-term marketable securities
Corporate and municipal debt securities	119,166	—	119,166	—
Other assets
Marketable securities - restricted (SERP)	630	7	623	—
Total assets at fair value	$459,476	$203,692	$255,784	$—
Liabilities:
Contingent consideration	$80,477	$—	$—	$80,477
Total liabilities at fair value	$80,477	$—	$—	$80,477
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
Financial Liabilities Recorded at Carrying Value
The following table sets forth the carrying value and fair value of the Company's financial liabilities that are not carried at fair value (dollars in thousands):

	June 30, 2022		December 31, 2021
	(unaudited)
	Carrying Value	Fair Value (Level 2)	Carrying Value	Fair Value (Level 2)
2023 Notes	$400,909	$390,425	$379,252	$400,236
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
7.    Contingent Consideration
The Company's contingent consideration liabilities are related to the USWM Acquisition (as defined below) and the Adamas Acquisition. The contingent consideration liabilities are measured at fair value on a recurring basis using either a Monte Carlo simulation or the income approach. The Company classifies its contingent consideration liabilities as Level 3 fair value measurements based on the significant unobservable inputs used to estimate fair value. These reflect the inputs and assumptions the Company believes would be made by market participants. Changes in any of those inputs together or in isolation may result in significantly lower or higher fair value measurement.
USWM Contingent Consideration
On June 9, 2020 (the USWM Closing Date), the Company completed its acquisition of all the outstanding equity of USWM Enterprises, LLC (USWM Enterprises) (USWM Acquisition). The USWM Acquisition included potential additional contingent consideration payments of up to $230 million comprised of the following:

•Regulatory and developmental milestones - gross contingent consideration of up to $130 million contingent upon achievement of regulatory and developmental milestones.

This includes a $25 million milestone due upon the FDA acceptance of the SPN-830 NDA for review, which was paid in the first quarter of 2022. This milestone payment is reported under both financing and operating activities in the condensed consolidated statements of cash flows. Of the $25 million payment, $22.9 million represents the acquisition date fair value of the contingent consideration liability and was reported under cash flows from financing activities. The remaining $2.1 million represents the excess of the acquisition date fair value and was reported under cash flows from operating activities.

The remaining $105 million is comprised of amounts due upon achievement of certain FDA's regulatory approval and commercial launch of SPN-830. This includes a $50 million milestone which has a time-based mechanism for full or partial payment. Based on timing of the PDUFA date of SPN-830 NDA, this $50 million milestone will not be achieved. The remaining $55 million relates to the FDA's approval of the SPN-830 NDA and the subsequent commercial product launch.

•Sales-based milestones consist of gross contingent consideration payments of up to $100 million related to future sales performance of the acquired USWM products. Of the $100 million sales-based contingent consideration, a $35 million milestone due upon the achievement of certain U.S. net product sales of APOKYN in 2021 was not achieved. The remaining $65 million relates to the achievement of certain net product sales of the acquired USWM products in 2022 and 2023.
The change in fair value is reported on the condensed consolidated statement of earnings in Contingent consideration expense (gain). The key assumptions considered in estimating the fair value include the estimated probability and timing of milestone achievement, such as the probability and timing of obtaining regulatory approval, discount rate, the estimated revenue volatility and the estimated amount and timing of projected revenues from the acquired USWM products.
The Company recorded a $0.3 million expense and a $2.1 million expense due to the change in fair value of the contingent consideration liabilities for the USWM milestones for the three and six months ended June 30, 2022, respectively. The change in the fair value of contingent consideration for USWM milestones was primarily driven by the increase in estimated fair value of regulatory and developmental milestones due to passage of time and the accretion to the payout amount related to the milestone achieved in the first quarter of 2022.

The Company recorded an $8.8 million gain and a $7.7 million gain due to the change in fair value of the contingent consideration liabilities for the USWM milestones for the three and six months ended June 30, 2021, respectively. In the second quarter of 2021, the Company recorded a change in fair value of $7.7 million, which was primarily due to the write-down of the sales-based contingent consideration. The Company assessed that the sales-based milestones will not be achieved based on the revised net sales projections.
Adamas Contingent Consideration
As discussed in Note 3, Acquisition, the Adamas Acquisition included payment of two non-tradable contingent value rights (CVRs) each of which represents the contractual right to receive a contingent payment upon the achievement of the applicable aggregate worldwide net product sales of GOCOVRI.
During the measurement period, changes in the fair value of contingent consideration related to the Adamas Acquisition are recorded against goodwill if such changes are related to facts and circumstances that existed at the acquisition date. In each reporting period after the acquisition, the Company remeasures the fair value of contingent consideration liabilities and records in its consolidated statements of earnings the increases or decreases in the fair value of the liabilities. The Company recorded a $0.4 million expense and a $0.7 million gain due to the change in fair value of the contingent consideration liabilities for the three and six months ended June 30, 2022, respectively. The change in fair value is reported on the condensed consolidated statement of earnings in Contingent consideration expense (gain).
The change in estimated fair value of contingent consideration for the sales-based Adamas milestones was primarily due to changes in market data and the passage of time. The key assumptions considered in estimating the fair value of the Adamas sales-based milestones include the estimated amount and timing of projected revenues, volatility, estimated discount rates and risk-free interest rate. Refer to Note 3, Acquisition, for further discussion of significant inputs and assumptions used in the valuation of the contingent consideration for the Adamas Acquisition.
The following table provides a reconciliation of the beginning and ending balances related to the contingent consideration liabilities for the USWM Acquisition and Adamas Acquisition (dollars in thousands):

	USWM Acquisition	Adamas Acquisition	Total
Balance at December 31, 2021	$70,170	$10,307	$80,477
Milestone payments	(25,000)	—	(25,000)
Change in fair value recognized in earnings	2,070	(662)	1,408
Balance at June 30, 2022 (unaudited)	$47,240	$9,645	$56,885

Regulatory and developmental contingent consideration liabilities	$47,240	$—	$47,240
Sales-based contingent consideration liabilities	—	9,645	9,645
Balance at June 30, 2022 (unaudited)	$47,240	$9,645	$56,885
The following table provides the current and long-term portions related to the contingent consideration for the USWM Acquisition and Adamas Acquisition (dollars in thousands):

	June 30, 2022	December 31, 2021
Reported under the following captions in the condensed consolidated balance sheets:	(unaudited)
Contingent consideration, current portion	$47,240	$44,840
Contingent consideration, long-term	9,645	35,637
Total	$56,885	$80,477

8.    Goodwill and Intangible Assets, Net
Goodwill
The following table summarizes the changes in the carrying amount of goodwill (dollars in thousands):

Balance as of December 31, 2021	$117,516
Measurement period adjustments related to the acquisition of Adamas (see Note 3)	(2,102)
Balance as of June 30, 2022 (unaudited)	$115,414
Intangible Assets, Net
The following table sets forth the gross carrying amounts and related accumulated amortization of intangibles assets and goodwill (dollars in thousands):

		June 30, 2022			December 31, 2021
		(unaudited)
	Remaining Weighted Average Life (Years)	Carrying Amount, Gross	Accumulated Amortization	Carrying Amount, Net	Carrying Amount, Gross	Accumulated Amortization	Carrying Amount, Net
Acquired in-process research and development		$124,000	$—	$124,000	$124,000	$—	$124,000
Intangible assets subject to amortization:
Acquired developed technology and product rights	8.26	681,100	(74,278)	606,822	681,100	(35,550)	645,550
Capitalized patent defense costs	4.29	43,820	(31,237)	12,583	43,820	(28,677)	15,143
Total intangible assets	8.17	$848,920	$(105,515)	$743,405	$848,920	$(64,227)	$784,693
Patent defense costs are deferred legal fees incurred in conjunction with defending patents for Oxtellar XR and Trokendi XR. U.S. patents covering Oxtellar XR and Trokendi XR will expire no earlier than 2027. In regards to Trokendi XR, the Company entered into settlement agreements that allow third parties to enter the market by January 1, 2023, or earlier under certain circumstances.
Amortization expense for intangible assets was approximately $20.7 million and $41.3 million for the three and six months ended June 30, 2022, respectively, and approximately $5.9 million and $12.0 million for the three and six months ended June 30, 2021, respectively. The increase in expense is primarily due to amortization of the acquired developed technology and product rights from the Adamas Acquisition.
Anticipated annual amortization expense for intangible assets is estimated at $79.8 million each in both 2023 and 2024, $75.1 million in 2025, $74.9 million in 2026, and $73.2 million in 2027.
9.    Convertible Senior Notes Due 2023
The 0.625% Convertible Senior Notes Due 2023 (2023 Notes), which were issued in March 2018, bear interest at an annual rate of 0.625%, payable semi-annually in arrears on April 1 and October 1 of each year. The 2023 Notes will mature on April 1, 2023, unless earlier converted or repurchased by the Company. The Company may not redeem the 2023 Notes at its option before maturity. The total principal amount of 2023 Notes is $402.5 million. We have reclassified the debt from long-term to current liabilities on our Condensed Consolidated Balance Sheet, as the debt matures in less than twelve months as of June 30, 2022.
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
The liability component of the 2023 Notes consists of the following (dollars in thousands):

	June 30, 2022	December 31, 2021
	(unaudited)
2023 Notes	$402,500	$402,500
Unamortized debt discount and deferred financing costs	(1,591)	(23,248)
Total carrying value	$400,909	$379,252
As discussed in Note 2, the Company adopted ASU 2020-06 on January 1, 2022 using the modified retrospective method of transition resulting in an increase in the carrying amount of the debt by $20.6 million as of the adoption date. Refer to Note 2, Summary of Significant Accounting Policies, for further discussion of the accounting standard adoption. No 2023 Notes were converted as of June 30, 2022 or December 31, 2021.

10.    Share-Based Payments
Share-based compensation expense is as follows (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(unaudited)		(unaudited)
Research and development	$808	$706	$1,459	$1,294
Selling, general and administrative	3,489	4,770	6,863	8,553
Total	$4,297	$5,476	$8,322	$9,847
Stock Option and Stock Appreciation Rights
The following table summarizes stock option and stock appreciation rights (SAR) activities:

	Number of Options	Weighted Average Exercise Price (per share)	Weighted Average Remaining Contractual Term (in years)
Outstanding, December 31, 2021	5,774,076	$24.15	5.95
Granted	1,006,985	$31.95
Exercised	(111,363)	$18.64
Forfeited	(108,949)	$31.22
Outstanding, June 30, 2022 (unaudited)	6,560,749	$25.33	6.12

As of December 31, 2021:
Vested and expected to vest	5,774,076	$24.15	5.95
Exercisable	3,651,824	$21.29	4.53

As of June 30, 2022 (unaudited):
Vested and expected to vest	6,560,749	$25.33	6.12
Exercisable	4,202,865	$22.89	4.60
Restricted Stock Units
The following table summarizes restricted stock unit (RSU) activities:

	Number of RSUs	Weighted Average Grant Date Fair Value per Share
Nonvested, December 31, 2021	21,110	$29.61
Granted	132,460	$32.17
Vested	(21,110)	$29.61
Nonvested, June 30, 2022 (unaudited)	132,460	$32.17
There were no forfeited RSU awards during the six months ended June 30, 2022.

Performance Share Units

The following table summarizes performance share unit (PSU) activities:

	Performance-Based Units		Market-Based Units		Total PSUs
	Number of PSUs	Weighted Average Grant Date Fair Value per Share	Number of PSUs	Weighted Average Grant Date Fair Value per Share	Number of PSUs	Weighted Average Grant Date Fair Value per Share
Nonvested, December 31, 2021	53,500	$29.82	35,625	$26.34	89,125	$28.43
Granted	155,000	$28.93	—	—	155,000	$28.93
Vested	(21,500)	$29.67	—	—	(21,500)	$29.67
Forfeited	(1,500)	$30.45	—	—	(1,500)	$30.45
Nonvested, June 30, 2022 (unaudited)	185,500	$29.09	35,625	$26.34	221,125	$28.65
11.    Earnings per Share
The Company adopted ASU 2020-06 on January 1, 2022 using the modified retrospective method of transition. ASU 2020-06 requires the application of the if-converted method for calculating diluted earnings per share, whereas the Company previously calculated diluted earnings per share under the treasury stock method. Basic earnings per share (EPS) is calculated using the weighted average number of common shares outstanding. Diluted EPS is calculated using the weighted average number of common shares outstanding, including the dilutive effect of the Company’s stock option grants, SARs, RSUs, employee stock purchase plan (ESPP) awards, and the 2023 Notes, as determined per the if-converted method for the three and six months ended June 30, 2022 in connection with the adoption of ASU 2020-06 and the treasury stock method for the three and six months ended June 30, 2021.
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
In addition to the above described effect of the 2023 Notes and the related Convertible Note Hedge and Warrant Transactions, the Company also excluded the common stock equivalents of the following outstanding stock-based awards in the calculation of diluted EPS, because their inclusion would be anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(unaudited)		(unaudited)
Stock options, RSUs, PSUs	283,299	1,157,397	556,565	1,313,316

As mentioned in Note 2, as a result of the adoption of ASU 2020-06 on January 1, 2022 the Company calculated diluted earnings per share using the if-converted method. The 6.8 million in dilutive shares associated with the conversion of the 2023 Notes are included in diluted weighted average shares of common stock outstanding for the purposes of calculating diluted earnings per share for the three and six months ended June 30, 2022. For the three and six months ended June 30, 2021, the Company calculated diluted earnings per share using the treasury stock method wherein the shares associated with the conversion of the 2023 Notes were excluded as the Company assumed the 2023 Notes would be settled entirely or partly in cash.

The following table sets forth the computation of basic and diluted net earnings per share for the three and six months ended June 30, 2022 under the if-converted method and for the three and six months ended June 30, 2021 under the treasury stock method (dollars in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(unaudited)		(unaudited)
Numerator:
Net earnings	$7,865	$23,726	$33,481	$29,420
After-tax interest expense for 2023 Notes	888	—	1,775	—
Numerator for dilutive earnings per share	$8,753	$23,726	$35,256	$29,420
Denominator:
Weighted average shares outstanding, basic	53,426,163	53,005,344	53,378,319	52,985,472
Effect of dilutive securities:
Stock options, RSUs and SARs	1,187,060	1,718,802	1,239,439	1,616,061
Convertible notes	6,783,936	—	6,783,936	—
Weighted average shares outstanding, diluted	61,397,159	54,724,146	61,401,694	54,601,533

Earnings per share, basic	$0.15	$0.45	$0.63	$0.56
Earnings per share, diluted	$0.14	$0.43	$0.57	$0.54
12.    Income Tax (Benefit) Expense
The following table provides information regarding the Company’s income tax (benefit) expense for the three and six months ended June 30, 2022 and 2021 (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(unaudited)		(unaudited)
Income tax (benefit) expense	$3,459	$7,509	$(7,434)	$12,744
Effective tax rate	30.5%	24.1%	(28.5)%	30.2%

The decrease in income tax expense for the three months ended June 30, 2022 compared to the same period in prior year was primarily due to lower earnings before income taxes. The increase in effective tax rate for the three months ended June 30, 2022 compared to the same period in prior year was primarily due to non-taxable contingent consideration gain recognized in the second quarter of 2021.

The change in income tax (benefit) expense and effective tax rate for the six months ended June 30, 2022 compared to the same period in the prior year was primarily due to tax benefits associated with the Adamas legal entities reorganization in the first quarter of 2022.
13.    Leases
Office Space and Fleet Vehicle Leases
The Company has operating leases for its headquarters lease, certain other office space, and its fleet vehicles. With respect to the fleet vehicle leases, given the volume of individual leases involved in the overall arrangement, the Company applies a portfolio approach to effectively account for the operating lease assets and liabilities. The Company also elected to combine the lease and non-lease components for the fleet vehicles and headquarters leases.
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
Operating lease assets and lease liabilities as reported on the condensed consolidated balance sheets are as follows (dollars in thousands):

	Balance Sheet Classification	June 30, 2022	December 31, 2021
		(unaudited)
Assets
Operating lease assets	Other assets	$30,636	$35,365
Total lease assets		$30,636	$35,365

Liabilities
Lease liabilities, current
Operating lease liabilities, current portion	Accounts payable and accrued liabilities	$7,040	$6,477
Lease liabilities, long-term
Operating lease liabilities, long-term	Operating lease liabilities, long-term	37,080	41,298
Total lease liabilities		$44,120	$47,775
14.    Composition of Other Balance Sheet Items
The following details the composition of other balance sheet items (dollars in thousands for amounts in tables):
Accounts Receivables, Net
As of June 30, 2022 and December 31, 2021, the Company has recorded allowances reducing accounts receivable by approximately $12.6 million and $13.5 million, respectively. These allowances represent prompt pay discounts and contractual service fees, which were originally recorded as a reduction to revenues, representing estimated amounts not expected to be paid by our customers. The Company's customers are primarily pharmaceutical wholesalers and distributors and specialty pharmacies.

Inventories, Net

	June 30, 2022	December 31, 2021
	(unaudited)
Raw materials	$7,463	$7,325
Work in process	36,860	45,711
Finished goods	40,537	32,923
Total	$84,860	$85,959
Inventories as of June 30, 2022 include acquired inventory from the Adamas Acquisition. Refer to Note 3, Acquisition, for further discussion of the acquisition.
Property and Equipment, Net

	June 30, 2022	December 31, 2021
	(unaudited)
Lab equipment and furniture	$12,212	$12,287
Leasehold improvements	14,023	14,369
Software	1,007	4,776
Computer equipment	1,282	1,944
Construction-in-progress	—	33
	28,524	33,409
Less accumulated depreciation and amortization	(12,207)	(16,454)
Property and equipment, net	$16,317	$16,955
Depreciation and amortization expense on property and equipment was approximately $0.7 million and $1.4 million for the three and six months ended June 30, 2022, respectively, and approximately $0.7 million and $1.3 million for the three and six months ended June 30, 2021, respectively. The Company retired certain fully depreciated property and equipment in the six months ended June 30, 2022.
Accounts Payable and Accrued Liabilities

	June 30, 2022	December 31, 2021
	(unaudited)
Accounts payable	$35,518	$9,331
Accrued professional fees	34,256	26,728
Accrued compensation	14,535	28,068
Accrued product costs	13,352	18,460
Accrued royalties (1)	12,020	13,821
Accrued clinical trial costs (2)	8,653	9,125
Operating lease liabilities, current portion (3)	7,040	6,477
Other accrued expenses	7,626	5,673
Total	$133,000	$117,683
_______________________________
(1) Refer to Note 16, Commitments and Contingencies.
(2) Includes preclinical and all clinical trial-related costs.
(3) Refer to Note 13, Leases.

Accrued Product Returns and Rebates

	June 30, 2022	December 31, 2021
	(unaudited)
Accrued product rebates	$108,648	$97,597
Accrued product returns	37,113	35,127
Total	$145,761	$132,724
Other Liabilities

	June 30, 2022	December 31, 2021
	(unaudited)
Nonrecourse liability related to sale of future royalties, long-term	$1,364	$5,977
Other liabilities	10,601	10,403
Total	$11,965	$16,380
15.    Interest Expense
The following details the composition of interest expense (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(unaudited)		(unaudited)
Interest expense	$(1,175)	$(4,498)	$(2,330)	$(9,560)
Interest expense on nonrecourse liability related to sale of future royalties	(635)	(969)	(1,422)	(2,004)
Total	$(1,810)	$(5,467)	$(3,752)	$(11,564)
For the three and six months ended June 30, 2022, interest expense includes noncash interest expense related to amortization of deferred financing costs of $0.5 million and $1.1 million. For the three and six months ended June 30, 2021, interest expense includes noncash interest expense related to amortization of deferred financing costs and amortization of the debt discount on the 2023 Notes of $4.3 million and $8.6 million. As discussed in Note 2, Summary of Significant Accounting Policies, the Company adopted ASU 2020-06 on January 1, 2022. As a result, interest expense for the three and six months ended June 30, 2022 significantly decreased compared to the three and six months ended June 30, 2021 due to the Company no longer recording interest expense on the previously recorded discount for the embedded conversion feature on the 2023 Notes.
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
Royalty Agreement
In the third quarter of 2014, the Company received $30 million pursuant to a Royalty Interest Acquisition Agreement related to the purchase by HC Royalty of certain of the Company's rights under the Company's agreement with United Therapeutics related to the commercialization of Orenitram (treprostinil) Extended-Release Tablets. Full ownership of the royalty rights will revert to the Company if and when a certain cumulative payment threshold is reached (see Note 4, Note 14, and Note 15).
USWM Enterprises Commitments Assumed
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
In addition, USWM Enterprises had an existing license and distribution agreement for XADAGO. This included an annual minimum promotional spend to support the marketing of XADAGO for the first five years of the agreement which has been completed as of June 30, 2022.
In March 2019, MDD US Operations, LLC (formerly US WorldMeds, LLC) and its subsidiary, Solstice Neurosciences, LLC (US) (collectively, the MDD Subsidiaries) entered into a Corporate Integrity Agreement (CIA) with the Office of Inspector General of the U.S. Department of Health and Human Services. Under the CIA, the MDD Subsidiaries agreed to and paid $17.5 million to resolve U.S. Department of Justice allegations that it violated the False Claims Act and committed to the establishment and ongoing maintenance of an effective compliance program. The fine was paid by the MDD Subsidiaries prior to closing of the USWM Acquisition. As part of the USWM Acquisition, the Company assumed the obligations of the CIA and could become liable for payment of certain stipulated monetary penalties in the event of any CIA violations. In addition, the Company will continue to maintain a broad array of processes, policies and procedures necessary to comply with the CIA through March 2024.
Data Breach-related Contingency
On November 24, 2021, the Company announced that it was the target of a ransomware attack. The attack had no significant impact on our business and did not cause any long-term disruption to our operations. Based on its internal investigation, the Company believes the criminal ransomware groups ("criminal groups") copied certain data from the Company's systems, encrypted certain data on the Company's systems, and then deployed malware designed to impede access to the Company's systems. Thereafter the criminal groups contacted the Company and threatened to publish certain data copied from the Company's systems. Upon detection of the ransomware attack, the Company notified government authorities, engaged third-party cybersecurity experts through our outside counsel, and commenced its recovery process. The Company maintains redundant off-site data backups, which were verified to have not been compromised by the ransomware attack and were utilized to restore the data encrypted by the criminal groups. In the fourth quarter of 2021, the Company had successfully recovered the impacted files and took additional steps designed to further protect its networks and files.
Furthermore, while the Company has not been the subject of any legal proceedings involving the attack, the likelihood that the Company could be the subject of claims from persons alleging they suffered damages from the incident or actions by governmental authorities is possible, but the amount of such fines, penalties or costs, if any, cannot be estimated at this time. The Company continues to monitor the situation.
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
•Qelbree® (viloxazine extended-release capsules) is a novel non-stimulant product indicated for the treatment of ADHD in adults and pediatric patients 6 years and older. On April 2, 2021, the U.S. Food and Drug Administration (FDA) approved Qelbree for the treatment of ADHD in pediatric patients 6 to 17 years of age. In May 2021, the Company launched Qelbree for pediatric patients in the U.S. On April 29, 2022, the FDA approved Qelbree for treatment of ADHD in adult patients. The Company launched Qelbree for adult patients in May 2022.
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
•Osmolex ER® (amantadine) extended-release is a once-daily product for the treatment of PD and drug-induced extrapyramidal reactions in adult patients.
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

(1) PDUFA target action date in early October 2022.
SPN-830 (apomorphine infusion device)
SPN-830 is a late-stage drug/device combination product candidate for the continuous treatment of motor fluctuations ("off" episodes) in PD patients that are not adequately controlled with oral levodopa and one or more adjunct PD medications. If approved, it would be the only continuous infusion of apomorphine available in the U.S. and an important step for PD patients that would have otherwise been candidates for potentially invasive surgical procedures, such as deep brain stimulation. Continuous slow infusion may also limit some of the side effects of a bolus injection of apomorphine.
In December 2021, we resubmitted the NDA to the FDA. In February 2022, we received a notice from the FDA that the resubmission of the NDA for SPN-830 is considered as a Standard Review, thereby was assigned a timeline for review of 10 months by the FDA. The PDUFA target action date in early October 2022. The Company is preparing for the commercial launch of SPN-830 in the first quarter of 2023 assuming timely approval by the FDA.
SPN-820 (NV-5138)
SPN-820 is a first-in-class, orally active small molecule that directly activates brain mechanistic target of rapamycin complex 1 (mTORC1), a gatekeeper of cellular metabolism and renewal. SPN-820 binds to and modulates sestrin, which senses amino acid availability in the brain, a potent natural activator of mTORC1.
SPN-817 (huperzine A)
SPN-817 represents a novel mechanism of action (MOA) for an anticonvulsant. SPN-817 is a novel synthetic form of huperzine A, whose MOA includes potent acetylcholinesterase inhibition, with pharmacological activities in CNS conditions such as epilepsy. The development will initially focus on the drug's anticonvulsant activity, which has been shown in preclinical models to be effective for the treatment of partial seizures and Dravet Syndrome. SPN-817 is in clinical development and has received Orphan Drug designation for several epilepsy indications from the FDA.
Adamas Reorganization
In the first quarter of 2022 and subsequent to the Adamas Acquisition, the Company completed a reorganization of the Adamas legal entities in an effort to obtain operational, legal and other benefits that also resulted in certain state tax efficiencies. The reorganization had no effect on the condensed consolidated financial statements other than certain state tax efficiencies. (See Note 12, Income Tax (Benefit) Expense.)
COVID-19 Impact
While the impact of the ongoing COVID-19 pandemic did not have a material adverse effect on our financial position or results of operations for the three months and six months ended June 30, 2022, we continue to closely monitor the events and circumstances surrounding the COVID-19 pandemic and its impact on all aspects of our business operations. Since the situation surrounding the COVID-19 pandemic remains fluid and the duration uncertain, the long-term nature and extent of the impacts of the pandemic on our business operations and financial position cannot be reasonably estimated at this time. See “Risk Factors” in

Part I, Item 1A of our Annual Report on Form 10-K for additional information on risk factors that could impact our business and our results.
Operational Highlights
Qelbree Launch Update
•Total IQVIA prescriptions were 62,938 in the second quarter of 2022, an increase of 33% compared to total prescriptions of 47,234 in the first quarter of 2022. In June 2022, the most recent month available, total prescriptions reached 23,403.
•Qelbree continues to expand its base of prescribers, with approximately 9,276 prescribers in the second quarter of 2022, up from 6,900 prescribers from the first quarter of 2022.
•Continued progress in securing and improving managed care coverage.
•Supernus launched Qelbree for adult patients in May 2022.
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
SPN-817 – A novel product candidate for the treatment of epilepsy
•An open label Phase II clinical study of SPN-817 for treatment-resistant seizures is expected to start in the fourth quarter of 2022.
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

Results of Operations
Comparison of the Three and Six Months Ended June 30, 2022 and 2021
Revenues
Revenues consist primarily of net product sales of our commercial products in the U.S., supplemented by royalty revenues from our collaborative licensing arrangements. The following table provides information regarding our revenues during the three and six months ended June 30, 2022 and 2021 (dollars in thousands):

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2022	2021	Amount	Percent	2022	2021	Amount	Percent
Net product sales
Trokendi XR	$71,602	$78,777	$(7,175)	(9)%	$134,434	$150,596	$(16,162)	(11)%
Oxtellar XR	29,958	25,022	4,936	20%	57,479	52,392	5,087	10%
GOCOVRI	24,700	—	24,700	**	47,301	—	47,301	**
APOKYN	20,447	26,981	(6,534)	(24)%	38,895	48,711	(9,816)	(20)%
Qelbree	11,099	315	10,784	**	19,382	315	19,067	**
Other(1)	7,653	7,533	120	2%	15,432	14,995	437	3%
Total net product sales	$165,459	$138,628	$26,831	19%	$312,923	$267,009	$45,914	17%
Royalty revenues	4,592	2,701	1,891	70%	9,634	5,252	4,382	83%
Total revenues	$170,051	$141,329	$28,722	20%	$322,557	$272,261	$50,296	18%
______________________________
(1) Includes net product sales of MYOBLOC, XADAGO and Osmolex ER.
The $26.8 million and 19% increase in net product sales for the three months ended June 30, 2022, as compared to the same period in 2021, was primarily due to the inclusion of $24.7 million in net product sales of GOCOVRI, subsequent to the completion of the Adamas Acquisition in November 2021, the increase of $4.9 million in net product sales of Oxtellar XR, as well as a $10.8 million increase in net product sales of Qelbree, which was launched in May 2021. Partially offsetting this increase was a $7.2 million decrease in net product sales of Trokendi XR and a $6.5 million decrease in net product sales of APOKYN primarily attributable to the decline in unit demand due to competitive headwinds.
The $45.9 million and 17% increase in net product sales for the six months ended June 30, 2022, as compared to the same period in 2021, was primarily due to the inclusion of $47.3 million in net product sales of GOCOVRI, subsequent to the completion of the Adamas Acquisition in November 2021, the increase of $5.1 million in net product sales of Oxtellar, as well as a $19.1 million increase in net product sales of Qelbree, which was launched in May 2021. Partially offsetting this increase was a $16.2 million decrease in net product sales of Trokendi XR and a $9.8 million decrease in net product sales of APOKYN primarily attributable to the decline in unit demand due to competitive headwinds.
Sales Deductions and Related Accruals
We record accrued product returns and accrued product rebates as current liabilities in Accrued product returns and rebates, on our condensed consolidated balance sheets. We record sales discounts as a reduction against Accounts receivable, net on the condensed consolidated balance sheets. Both amounts are generally affected by changes in gross product sales, changes in the provision for net product sales deductions, and the timing of payments/credits.

The following table provides a summary of activity with respect to sales deductions and related accruals during the periods indicated (dollars in thousands):

	Accrued Product Returns and Rebates
	Product Returns	Product Rebates	Reduction to Accounts Receivable for Sales Discounts	Total
Balance at December 31, 2021	$35,127	$97,597	$13,537	$146,261
Provision
Provision for current year sales	8,745	215,675	36,224	260,644
Adjustments relating to prior year sales	(1,613)	185	(2)	(1,430)
Total provision	$7,132	$215,860	$36,222	$259,214
Less: Actual payments/credits	(5,146)	(204,809)	(37,159)	(247,114)
Balance at June 30, 2022	$37,113	$108,648	$12,600	$158,361

Balance at December 31, 2020	$29,603	$96,589	$11,404	$137,596
Provision
Provision for current year sales	6,478	189,223	34,017	229,718
Adjustments relating to prior year sales	(443)	1,267	19	843
Total provision	$6,035	$190,490	$34,036	$230,561
Less: Actual payments/credits	(2,758)	(146,361)	(33,859)	(182,978)
Balance at June 30, 2021	$32,880	$140,718	$11,581	$185,179
Accrued Product Returns and Rebates Balances
The accrued product returns balance increased from $32.9 million as of June 30, 2021 to $37.1 million as of June 30, 2022 principally due to the timing of related return activity and an increase in provision for product returns primarily for Qelbree.
The accrued product rebates balance decreased from $140.7 million as of June 30, 2021 to $108.6 million as of June 30, 2022 due to timing of payments which more than offsets the increase in the provision.
Provision for Product Returns and Rebates
The provision for product returns increased from $6.0 million for the six month period ended June 30, 2021 to $7.1 million for the six month period ended June 30, 2022. The increase was primarily attributable to increase in volume of products sold with the launch of Qelbree for pediatric patients in second quarter of 2021 and for adults in second quarter of 2022, partially offset by lower sales of Trokendi XR.
The provision for product rebates increased from $190.5 million for the six month period ended June 30, 2021 to $215.9 million for the six month period ended June 30, 2022. The increase was primarily attributable to higher sales volume, as well as higher per patient payments under both government and commercial managed care programs.
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
Royalty revenues were $4.6 million and $2.7 million for the three months ended June 30, 2022 and 2021, respectively. Royalty revenues were $9.6 million and $5.3 million for the six months ended June 30, 2022 and 2021, respectively. The increase was primarily due to the Namzaric royalties for the three and six months ended June 30, 2022. Namzaric royalty rights were acquired in connection with the Adamas Acquisition.

Cost of Goods Sold
Cost of goods sold was $20.5 million and $25.0 million for the three months ended June 30, 2022 and 2021, respectively. Cost of goods sold was $38.4 million and $40.0 million for the six months ended June 30, 2022 and 2021, respectively. Royalty expense associated with the acquired commercial products, APOKYN and XADAGO, made up the majority of cost of goods sold. The decrease in both periods was primarily due to lower royalty expense with the decline in APOKYN sales in 2022 and additional costs of $5.7 million incurred in 2021 for the rejected MYOBLOC inventory lots in connection with the minimum purchase commitments. Partially offsetting these decreases was an increase attributable to the inclusion of cost of goods sold for the acquired commercial products from the Adamas Acquisition, and higher Qelbree sales compared to the same period in the prior year.
Research and Development Expenses
R&D expenses were $16.4 million and $15.5 million for the three months ended June 30, 2022 and 2021, respectively. The $0.9 million increase was primarily due to increases in regulatory costs and an increase in clinical trial expenses for SPN-820. R&D expenses were $37.2 million and $49.7 million for the six months ended June 30, 2022 and 2021. The $12.5 million decrease was primarily due to the write-down of the $15.0 million investment in Navitor LLC which was attributable to a single in-process research and development (IPR&D) asset and recorded in R&D expense in the first quarter of 2021.
Selling, General and Administrative Expenses
The following table provides information regarding our selling, general and administrative (SG&A) expenses during the periods indicated (dollars in thousands):

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2022	2021	Amount	Percent	2022	2021	Amount	Percent
Selling and marketing	$73,581	$48,380	$25,201	52%	$134,094	$86,827	$47,267	54%
General and administrative	26,895	21,155	5,740	27%	56,841	44,165	$12,676	29%
Total	$100,476	$69,535	$30,941	44%	$190,935	$130,992	$59,943	46%
Selling, general and administrative expenses increased by 44% to $100.5 million for the three months ended June 30, 2022, and by 46% to $190.9 million for the six months ended June 30, 2022. The increases in both periods were primarily attributable to increased marketing expenses and professional consulting spend related to the Company's commercial products, including the acquired commercial products from the Adamas Acquisition, increased Qelbree costs to support current period net product sales, as well as preparation activities for the launch of Qelbree for adults. General and administrative expenses increased due to higher professional and consulting costs to support IT and finance operations related to the ransomware incident, financial reporting and Adamas integration in 2022.
Amortization of Intangible Assets
Amortization of intangible assets was $20.6 million and $5.9 million for the three months ended June 30, 2022 and 2021, respectively. Amortization of intangible assets was $41.3 million and $12.0 million for the six months ended June 30, 2022 and 2021, respectively. The increase was due to amortization of the definite-lived intangible assets acquired in the Adamas Acquisition.
Contingent Consideration Expense (Gain)
The change in fair value of the contingent consideration liabilities was an expense of $0.7 million and a gain of $8.8 million for the three months ended June 30, 2022 and 2021, respectively. The change in fair value of the contingent consideration liabilities was an expense of $1.4 million and a gain of $7.7 million for the six months ended June 30, 2022 and 2021, respectively. The contingent consideration gain was primarily due to a reduction of the sales based contingent consideration liabilities associated with the USWM Acquisition and recorded in the second quarter of 2021, offset by an increase in the estimated fair value of regulatory and developmental milestones due to the passage of time. The Company assessed that these USWM Acquisition sales-based milestones will not be achieved based on revised net sales projections.

Other Income (Expense)
Other expense was $22.0 thousand and $2.9 million for the three months ended June 30, 2022 and 2021, respectively. The decrease was principally due to a decrease of $3.7 million in interest expense, partially offset by a decrease in interest and other income of $0.8 million. The decrease in interest expense was primarily related to the Company's adoption of ASU 2020-06 on January 1, 2022. As a result of the adoption, the Company no longer records interest expense on the previously recorded discount for the embedded conversion feature on the 2023 Notes. The decrease in interest and other income was primarily due to lower yields on marketable securities holdings in 2022.
Other income (expense) was income of $12.7 million and an expense of $5.2 million for the six months ended June 30, 2022 and 2021, respectively. The increase was primarily due to $12.9 million recognized in connection with the gain associated with the Navitor investment and a decrease in interest expense of $4.2 million primarily related to the Company's adoption of ASU 2020-06.
Income Tax (Benefit) Expense
Income tax expense was $3.5 million and $7.5 million for the three months ended June 30, 2022 and 2021, respectively. The decrease was mainly due to lower earnings before income taxes. The effective income tax rate was 30.5% and 24.1% for the three months ended June 30, 2022 and 2021, respectively. The effective income tax rate increase was primarily due to a non-taxable contingent consideration gain recognized in the second quarter of 2021.
Income tax benefit was $7.4 million and income tax expense was $12.7 million for the six months ended June 30, 2022 and 2021, respectively. The effective income tax rate was (28.5)% and 30.2% for the six months ended June 30, 2022 and 2021, respectively. Both changes were mainly due to tax benefits associated with the Adamas legal entities reorganization in the first quarter of 2022.
Liquidity and Capital Resources
We have financed our operations primarily with cash generated from product sales, supplemented by revenues from royalty and licensing arrangements, as well as proceeds from the sale of equity and debt securities. Continued cash generation is highly dependent on the success of our commercial products, as well as the success of our product candidates if approved by the FDA. While we expect continued profitability in future years, we anticipate there may be significant variability from year to year in the level of our profits particularly due to the commercial launch of Qelbree and the future commercial launch of SPN-830 (apomorphine infusion device), if approved by the FDA; continued market and payor pressures for our commercial products; and the likely unfavorable impact of the upcoming loss of patent exclusivity for Trokendi XR in January 2023, or sooner under certain conditions.
The Company believes its balances of cash, cash equivalents and unrestricted marketable securities, which totaled $508.2 million as of June 30, 2022, along with cash generated from ongoing operations and continued access to debt markets, will be sufficient to satisfy its cash requirements over the next 12 months and beyond.
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

Financial Condition
Cash and cash equivalents, marketable securities, and long-term marketable securities as of the periods presented below, are as follows (dollars in thousands):

	June 30,	December 31,	Change
	2022	2021	Amount	Percent
Cash and cash equivalents	$173,428	$203,434	$(30,006)	(15)%
Marketable securities	187,359	136,246	51,113	38%
Long-term marketable securities	147,373	119,166	28,207	24%
Total	$508,160	$458,846	$49,314	11%
Total cash and cash equivalents, marketable securities and long-term marketable securities increased by $49.3 million in the first six months of 2022, primarily due to cash generated from ongoing operations.
As of June 30, 2022 and December 31, 2021, the outstanding principal on our 0.625% Convertible Senior Notes Due 2023 (2023 Notes) was $402.5 million. No 2023 Notes have been converted as of June 30, 2022. We have reclassified the debt from long-term to current liabilities on our Condensed Consolidated Balance Sheet, as the debt matures in less than twelve months as of June 30, 2022. There were no changes to the separate convertible note hedge transactions (collectively, the Convertible Note Hedge Transactions) and separate warrant transactions (the Warrant Transactions). Refer to Part I, Item 1, Unaudited Condensed Financial Statements, Note 9, Convertible Senior Notes Due 2023, in the Notes to the Condensed Consolidated Financial Statements, for further discussion of the 2023 Notes and our other indebtedness.
Summary of Cash Flows
The following table summarizes the major sources and uses of cash for the periods set forth below (dollars in thousands):

	Six Months Ended June 30, 2022		Change
	2022	2021	Amount
Net cash provided by (used in):
Operating activities	$75,421	$82,474	$(7,053)
Investing activities	(85,666)	(152,339)	66,673
Financing activities	(19,761)	4,996	(24,757)
Net change in cash and cash equivalents	$(30,006)	$(64,869)	$34,863
Operating Activities
Net cash provided by operating activities was $75.4 million and $82.5 million for the six months ended June 30, 2022, and 2021, respectively. The decrease in cash flows provided by operating activities was primarily due to changes in working capital which reflects the timing impacts of cash collections on receivables and settlement of payables.
Investing Activities
Net cash used in investing activities was $85.7 million for the six months ended June 30, 2022, as compared to $152.3 million for the same period in 2021. Net cash used in investing activities primarily reflect cash flows from purchase, sale and maturities of marketable securities.
Financing Activities
Net cash used in financing activities was $19.8 million for the six months ended June 30, 2022 compared to net cash provided by financing activities of $5.0 million for the same period in prior year. The change was primarily due to the payment of a contingent consideration milestone associated with the USWM Acquisition and lower proceeds from the issuance of common stock.
Material Cash Requirements
Refer to “Part II, Item 7 — Management’s Discussion and Analysis of Liquidity and Capital Resources”, of our Annual Report on Form 10-K for the year ended December 31, 2021, and Note 16, Commitments and Contingencies, in the Notes to the

Condensed Consolidated Financial Statements in Part I, Item 1, Unaudited Condensed Consolidated Financial Statements, of this Quarterly Report on Form 10-Q for the discussion of our contractual obligations.
Recently Issued Accounting Pronouncements
For a discussion of new accounting pronouncements, see Note 2 in the Notes to the Condensed Consolidated Financial Statements in Part I, Item 1, Unaudited Condensed Consolidated Financial Statements, of this Quarterly Report on Form 10-Q.
Item 3.    Quantitative and Qualitative Disclosures About Market Risk
The primary objective of our investment activities is to preserve our capital to fund operations and to facilitate business development activities. We also seek to maximize income from our investments without assuming significant interest rate risk, liquidity risk, or risk of default by investing in investment grade securities with maturities of four years or less. Our exposure to market risk is confined to investments in cash, cash equivalents, marketable securities, and long-term marketable securities. As of June 30, 2022, we had unrestricted cash, cash equivalents, marketable securities, and long-term marketable securities of $508.2 million.
In connection with the 2023 Notes, we have separately entered into Convertible Note Hedge Transactions and Warrant Transactions to reduce the potential dilution of the Company’s common stock upon conversion of the 2023 Notes, and to partially offset the cost to purchase the Convertible Note Hedge Transactions, respectively.
Our cash and cash equivalents consist primarily of cash held at banks and investments in highly liquid financial instruments with an original maturity of three months or less. Our marketable securities as of June 30, 2022, which are reported at fair value, consist of money market funds; corporate and municipal debt securities; and other fixed income securities. All our investments in marketable securities are in the form of debt securities issued by governmental, corporate, and financial institutions whose debt is rated as investment grade and have maturities of one to four years. Because of the relatively short period that we hold our investments and because we generally hold these securities to maturity, we do not believe that a change in interest rates would have any significant impact on the realizable value of our investments. We do not have any currency or other derivative financial instruments other than outstanding warrants to purchase common stock and the convertible note hedges.
We may contract with clinical research organizations (CROs), investigational sites and contract manufacturing organizations (CMOs) globally. Currently, we have ongoing clinical trials for certain product candidates outside the U.S. We do not hedge our foreign currency exchange rate risk. Transactions denominated in currencies other than the U.S. dollar are recorded based on exchange rates at the time such transactions arise. As of June 30, 2022 and December 31, 2021, substantially all of our liabilities were denominated in the U.S. dollar.
Inflation generally affects us by increasing our cost of labor, cost of purchased goods, and the cost of services provided by our vendors. We do not believe that inflation and changing prices over the six months ended June 30, 2022 and 2021 had a significant impact on our consolidated results of operations. However, in the future, inflation may have an effect on our consolidated results of operations.
Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures required by Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act has been appropriately recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosure. We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2022, the end of the period covered by this report. Based on that evaluation, under the supervision and with the participation of our management, including our CEO and CFO, we concluded that our disclosure controls and procedures were not effective as of June 30, 2022 due to the continued material weaknesses in our internal control over financial reporting as described in our Annual Report on Form 10-K as of December 31, 2021, (the "Form 10-K") and our Quarterly Report on Form 10-Q as of March 31, 2022 (the "Form 10-Q").
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
As discussed in Note 3 in the Notes to the Condensed Consolidated Financial Statements in Part I, Item 1, of this report, the Company completed its acquisition of Adamas Pharmaceuticals, Inc. (Adamas), a publicly traded biopharmaceutical company (Adamas Acquisition) on November 24, 2021. We are in the process of integrating Adamas with our controls over financial reporting. As such, the scope of our assessment of the effectiveness of our disclosure control and procedures as of June 30, 2022 did not include the internal control over financial reporting of Adamas, as permitted by the guidance of the Office of the Chief Accountant of the SEC (not to extend more than one year beyond the date of acquisition or for more than one annual reporting period).
Remediation of Material Weaknesses
Management is actively remediating the identified material weaknesses, and is committed to remediating the material weaknesses in a timely manner. Our remediation process is ongoing and includes the following steps, but is not limited to, the following:
(a) accelerated implementation of a new ERP system to reduce resource constraints and to automate certain processes that were being performed manually as a result of the ransomware attack;
(b) re-evaluation of all controls, including redesigning controls and control procedures, performing risk assessment procedures, as well as adding new controls as necessary;
(c) continue to actively recruit personnel or hire consultants that have requisite knowledge, experience, and expertise over financial reporting and internal control over financial reporting as well as continue to evaluate our current and future staffing needs to add personnel and/or create new roles to address our needs; and
(d) training/re-training, monitoring, and enhancing communication of control objectives to hired employees and contractors on internal control over financial reporting.
As of June 30, 2022, we have taken steps to remediate the material weaknesses, including the performance of risk assessment procedures, which is ongoing, and the implementation of a new ERP system, which went live during the second quarter of 2022. While we believe the steps we have undertaken so far will improve our internal control over financial reporting, the design and implementation of our remediation is ongoing and will require validation and testing of the design and operating effectiveness of our internal controls over a sustained period of financial reporting cycles.

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
Changes in Internal Control over Financial Reporting
Our management, including our CEO and CFO, evaluated changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2022.
As the integration of Adamas as well as the remediation of the material weaknesses continues in 2022, we are implementing certain changes to our processes and procedures, which may result in changes to our internal control over financial reporting. Management has expanded its oversight of our internal control over financial reporting during this period,
Except for: 1) the above noted and previously reported material weaknesses and the related ongoing remediation activities described above, and 2) the ongoing integration of Adamas, there were no other changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rule 13a-15 that occurred during the quarter ended June 30, 2022 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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
Oxtellar XR®
Supernus Pharmaceuticals, Inc. v. Apotex Inc., et al., C.A. No. 20-cv-7870 (FLW)(TJB) (D.N.J.)
The Company received a Paragraph IV Notice Letter from generic drug makers Apotex Inc. and Apotex Corp. (collectively, “Apotex”) dated May 13, 2020 directed to nine of its Oxtellar XR® Orange Book patents. Supernus’s U.S. Patent Nos. 7,722,898; 7,910,131; 8,617,600; 8,821,930; 9,119,791; 9,351,975; 9,370,525; 9,855,278; and 10,220,042 generally cover once-a-day oxcarbazepine formulations and methods of treating seizures using those formulations. The FDA Orange Book lists all nine of the Company’s Oxtellar XR® patents as expiring on April 13, 2027. On June 26, 2020, the Company filed a lawsuit against Apotex alleging infringement of the Company’s nine patents. The Complaint—filed in the U.S. District Court for the District of New Jersey—alleges, inter alia, that Apotex infringed the Company’s Oxtellar XR® patents by submitting to the FDA an Abbreviated New Drug Application (“ANDA”) seeking to market a generic version of Oxtellar XR® prior to the expiration of the Company’s patents. Filing its June 26, 2020 Complaint within 45 days of receiving Apotex’s Paragraph IV certification notice entitles Supernus to an automatic stay preventing the FDA from approving Apotex’s ANDA for 30 months from the date of the Company’s receipt of the Paragraph IV Notice Letter. On September 4, 2020, Apotex answered the Complaint and denied the substantive allegations of the Complaint, asserting affirmative defenses that include non-infringement and invalidity. Apotex also asserted Counterclaims seeking declaratory judgments of non-infringement for the nine Oxtellar XR® Orange Book patents. On October 30, 2020, the Company filed its Reply, denying the substantive allegations of Apotex’s Counterclaims. On January 27, 2022, the Court issued an Order staying all litigation proceedings and administratively terminated the action. The Court lifted the stay on July 1, 2022. Pursuant to the Court’s January 27, 2022 and July 1, 2022 Orders, the 30-month Stay was extended by 152 days from November 14, 2022 to April 15, 2023. On August 1, 2022, following the parties submission of a proposed consolidation order and schedule for resumption of the case, the Court entered the proposed order consolidating this case with Supernus Pharmaceutical, Inc. v. Apotex Inc. and Apotex Corp., No. 22-cv-322. Pretrial discovery is ongoing as of the date of this submission.
Supernus Pharmaceuticals, Inc. v. Apotex Inc., et al., C.A. No. 3:22-cv-00322-FLW-TJB (FLW)(TJB) (D.N.J.)
The Company received a Paragraph IV Notice Letter from generic drug makers Apotex Inc. and Apotex Corp. (collectively, “Apotex”) dated December 10, 2021 directed to one of its Oxtellar XR® Orange Book patents. Supernus’s U.S. Patent No. 11,166,960 generally covers once-a-day oxcarbazepine formulations and methods of treating seizures using those formulations. The FDA Orange Book lists U.S. Patent No. 11,166,960 as expiring on April 13, 2027. On January 24, 2022, the Company filed a lawsuit against Apotex alleging infringement of U.S. Patent No. 11,166,960. The Complaint—filed in the U.S. District Court for the District of New Jersey—alleges, inter alia, that Apotex infringed the Company’s Oxtellar XR® patent by submitting to the FDA an Abbreviated New Drug Application (“ANDA”) seeking to market a generic version of Oxtellar XR® prior to the expiration of U.S. Patent No. 11,166,960. On January 27, 2022, in related Civil Action No. 20-cv-7870 (FLW)(TJB) (D.N.J.), the Court issued an Order staying all litigation proceedings and administratively terminated that related action. That Order further indicated that this action, i.e., Civil Action No. 22-cv-00322 (FLW)(TJB) (D.N.J.), will also be stayed. The Court lifted the stay of both actions on July 1, 2022. Pursuant to the Court’s January 27, 2022 and July 1, 2022 Orders, the 30-month Stay was extended by 152 days from November 14, 2022 to April 15, 2023. On August 1, 2022, following the parties submission of a proposed consolidation order and schedule for resumption of the case, the Court entered the proposed order consolidating this case with Supernus Pharmaceutical, Inc. v. Apotex Inc. and Apotex Corp., No. 20-cv-7870. Pretrial discovery is ongoing as of the date of this submission.
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
Trokendi XR®
Supernus Pharmaceuticals, Inc. v. Ajanta Pharma Limited, et al., C.A. No. 21-cv-6964 (GC)(LHG) (D.N.J.)
The Company received a Paragraph IV Notice Letter from generic drug maker Ajanta Pharma Limited dated February 10, 2021 directed to ten of its Trokendi XR® Orange Book patents. Supernus’s U.S. Patent Nos. 8,298,576; 8,298,580; 8,663,683; 8,877,248; 8,889,191; 8,992,989; 9,549,940; 9,555,004; 9,622,983; and 10,314,790 generally cover once-a-day topiramate formulations and methods of treating or preventing seizures and migraines using those formulations. The FDA Orange Book currently lists United States Patent No. 8,298,576 as expiring on April 4, 2028 and United States Patent Nos. 8,298,580; 8,663,683; 8,877,248; 8,889,191; 8,992,989; 9,549,940; 9,555,004; 9,622,983; and 10,314,790 as expiring on November 16, 2027. On March 26, 2021, the Company filed a lawsuit against Ajanta Pharma Limited and Ajanta Pharma USA Inc. (collectively “Ajanta”) alleging infringement of the Company’s Trokendi XR® Orange Book patents. The Complaint—filed in the U.S. District Court for the District of New Jersey—alleges, inter alia, that Ajanta infringed the Company’s Trokendi XR® patents by submitting to the FDA an Abbreviated New Drug Application (“ANDA”) seeking to market a generic version of Trokendi XR® prior to the expiration of the Company’s patents. Filing its March 26, 2021 Complaint within 45 days of receiving Ajanta’s Paragraph IV certification notice entitles Supernus to an automatic stay preventing the FDA from approving Ajanta’s ANDA for 30 months from the date of the Company’s receipt of the Paragraph IV Notice Letter. On June 7, 2021, Ajanta answered the Complaint and denied the substantive allegations of the Complaint, asserting affirmative defenses that include non-infringement and invalidity. Ajanta also asserted Counterclaims seeking declaratory judgments of non‑infringement and invalidity for the Trokendi XR® Orange Book patents. On June 28, 2021, the Company filed its reply, denying the substantive allegations of Ajanta’s Counterclaims. Following the initial Rule 16 Scheduling Conference, the Court issued a case schedule. On December 17, 2021, the Court issued an order consolidating this lawsuit and the lawsuit against Torrent, discussed below, under which this lawsuit is the lead case and the 30 month stay preventing the FDA from approving Ajanta’s ANDA was extended to December 16, 2023. Under the amended scheduling order, the Final Pretrial Conference is set for April 24, 2023. A trial date has not been set. Pretrial discovery is ongoing as of the date of this submission.
Supernus Pharmaceuticals, Inc. v. Torrent Pharmaceuticals Ltd., et al., C.A. No. 21-cv-14268 (GC)(LHG) (D.N.J.)
The Company received a Paragraph IV Notice Letter from generic drug maker Torrent Pharmaceuticals Ltd. dated June 15, 2021 directed to ten of its Trokendi XR® Orange Book patents. Supernus’s U.S. Patent Nos. 8,298,576; 8,298,580; 8,663,683; 8,877,248; 8,889,191; 8,992,989; 9,549,940; 9,555,004; 9,622,983; and 10,314,790 generally cover once-a-day topiramate formulations and methods of treating or preventing seizures and migraines using those formulations. The FDA Orange Book currently lists United States Patent No. 8,298,576 as expiring on April 4, 2028 and United States Patent Nos. 8,298,580; 8,663,683; 8,877,248; 8,889,191; 8,992,989; 9,549,940; 9,555,004; 9,622,983; and 10,314,790 as expiring on November 16, 2027. On July 28, 2021, the Company filed a lawsuit against Torrent Pharmaceuticals Ltd. and Torrent Pharma Inc. (collectively, “Torrent”) alleging infringement of the Company’s Trokendi XR® Orange Book patents. The Complaint—filed in the U.S. District Court for the District of New Jersey—alleges, inter alia, that Torrent infringed the Company’s Trokendi XR® patents by submitting to the FDA an Abbreviated New Drug Application (“ANDA”) seeking to market a generic version of Trokendi XR® prior to the expiration of the Company’s patents. Filing its July 28, 2021 Complaint within 45 days of receiving Torrent’s Paragraph IV certification notice entitles Supernus to an automatic stay preventing the FDA from approving Torrent’s ANDA for 30 months from the date of the Company’s receipt of the Paragraph IV Notice Letter. On September 29, 2021, Torrent answered the Complaint and denied the substantive allegations of the Complaint, asserting affirmative defenses that include non-infringement and invalidity. Torrent also asserted Counterclaims seeking declaratory judgments of non‑infringement for the Trokendi XR® Orange Book patents. On November 3, 2021, the Company filed its reply, denying the substantive allegations of Torrent’s Counterclaims. Following the initial Rule 16 Scheduling Conference, the Court issued a case schedule. On December 17, 2021, the Court issued an order consolidating this lawsuit with the lawsuit against Ajanta, discussed above, under which the

Ajanta lawsuit is the lead case. Under the amended scheduling order, the Final Pretrial Conference is set for April 24, 2023. A trial date has not been set. Pretrial discovery is ongoing as of the date of this submission.
Supernus Pharmaceuticals, Inc. v. Lupin Limited, et al., C.A. No. 21-cv-1293 (MN) (D. Del.)
The Company received a Paragraph IV Notice Letter from generic drug maker Lupin Limited dated July 29, 2021 directed to ten of its Trokendi XR® Orange Book patents. Supernus’s U.S. Patent Nos. 8,298,576; 8,298,580; 8,663,683; 8,877,248; 8,889,191; 8,992,989; 9,549,940; 9,555,004; 9,622,983; and 10,314,790 generally cover once-a-day topiramate formulations and methods of treating or preventing seizures and migraines using those formulations. The FDA Orange Book currently lists United States Patent No. 8,298,576 as expiring on April 4, 2028 and United States Patent Nos. 8,298,580; 8,663,683; 8,877,248; 8,889,191; 8,992,989; 9,549,940; 9,555,004; 9,622,983; and 10,314,790 as expiring on November 16, 2027. On September 10, 2021, the Company filed a lawsuit against Lupin Limited, Lupin Atlantis Holdings S.A., Nanomi B.V., Lupin Inc., and Lupin Pharmaceuticals, Inc. (collectively, “Lupin”) alleging infringement of the Company’s Trokendi XR® Orange Book patents. The Complaint—filed in the U.S. District Court for the District of Delaware—alleges, inter alia, that Lupin infringed the Company’s Trokendi XR® patents by submitting to the FDA an Abbreviated New Drug Application (“ANDA”) seeking to market a generic version of Trokendi XR® prior to the expiration of the Company’s patents. Filing its September 10, 2021 Complaint within 45 days of receiving Lupin’s Paragraph IV certification notice entitles Supernus to an automatic stay preventing the FDA from approving Lupin’s ANDA for 30 months from the date of the Company’s receipt of the Paragraph IV Notice Letter. On December 20, 2021, Lupin answered the Complaint and denied the substantive allegations of the Complaint, asserting affirmative defenses that include non-infringement and invalidity. Lupin also asserted Counterclaims seeking declaratory judgments of non infringement and invalidity for the Trokendi XR® Orange Book patents. On January 10, 2022, the Company filed its reply, denying the substantive allegations of Lupin’s Counterclaims. On February 25, 2022, the Court issued a scheduling order that provides for the Final Pretrial Order being submitted on June 6, 2023, and a trial beginning on June 20, 2023. Pretrial discovery is ongoing as of the date of this submission.
Supernus Pharmaceuticals, Inc. v. Zydus Pharmaceuticals (USA) Inc., et al., C.A. No. 21-cv-17104 (GC)(LHG) (D.N.J.)
The Company received a Paragraph IV Notice Letter from generic drug maker Zydus Pharmaceuticals (USA) Inc. dated August 5, 2021 directed to ten of its Trokendi XR® Orange Book patents. Supernus’s U.S. Patent Nos. 8,298,576; 8,298,580; 8,663,683; 8,877,248; 8,889,191; 8,992,989; 9,549,940; 9,555,004; 9,622,983; and 10,314,790 generally cover once-a-day topiramate formulations and methods of treating or preventing seizures and migraines using those formulations. The FDA Orange Book currently lists United States Patent No. 8,298,576 as expiring on April 4, 2028 and United States Patent Nos. 8,298,580; 8,663,683; 8,877,248; 8,889,191; 8,992,989; 9,549,940; 9,555,004; 9,622,983; and 10,314,790 as expiring on November 16, 2027. On September 17, 2021, the Company filed a lawsuit against Zydus Pharmaceuticals (USA) Inc. and Cadila Healthcare Limited (collectively, “Zydus”) alleging infringement of the Company’s Trokendi XR® Orange Book patents. The Complaint—filed in the U.S. District Court for the District of New Jersey—alleges, inter alia, that Zydus infringed the Company’s Trokendi XR® patents by submitting to the FDA an Abbreviated New Drug Application (“ANDA”) seeking to market a generic version of Trokendi XR® prior to the expiration of the Company’s patents. Filing its September 17, 2021 Complaint within 45 days of receiving Zydus’s Paragraph IV certification notice entitles Supernus to an automatic stay preventing the FDA from approving Zydus’s ANDA for 30 months from the date of the Company’s receipt of the Paragraph IV Notice Letter. The August 5, 2021 Paragraph IV Notice Letter from Zydus Pharmaceuticals (USA) Inc. concerns Zydus’s proposed generic equivalent of the 200 mg strength of Trokendi XR®.[1] The August 5, 2021 Paragraph IV Notice Letter referenced herein does not concern the same ANDA as the one that was at issue in the previous lawsuit. On December 28, 2021, Zydus answered the Complaint and denied the substantive allegations of the Complaint, asserting affirmative defenses that include non-infringement and invalidity. On April 29, 2022, the Court issued a scheduling order that provides for the Final Pretrial Order being submitted on October 5, 2023, and a trial beginning on November 7, 2023. Pretrial discovery is ongoing as of the date of this submission.
Supernus Pharmaceuticals, Inc. v. Alkem Laboratories Ltd., C.A. No. 22-cv-03511 (EEB)(SRH) (N.D. Ill.)
The Company received a Paragraph IV Notice Letter from generic drug maker Alkem Laboratories Ltd. dated May 25, 2022 directed to ten of its Trokendi XR® Orange Book patents. Supernus’s U.S. Patent Nos. 8,298,576; 8,298,580; 8,663,683; 8,877,248; 8,889,191; 8,992,989; 9,549,940; 9,555,004; 9,622,983; and 10,314,790 generally cover once-a-day topiramate formulations and methods of treating or preventing seizures and migraines using those formulations. The FDA Orange Book
[1] Previously, the Company was in a lawsuit against Zydus Pharmaceuticals (USA) Inc. and Cadila Healthcare Limited concerning an Abbreviated New Drug Application (“ANDA”) for Zydus’s proposed generic equivalents of the 25 mg, 50 mg, and 100 mg strengths of Trokendi XR®. A settlement agreement was entered into between the Company and Zydus Pharmaceuticals (USA) Inc. and Cadila Healthcare Limited concerning the previous lawsuit. See https://www.sec.gov/Archives/edgar/data/1356576/000110465917031191/a17-10293_1ex10d1.htm.

currently lists United States Patent No. 8,298,576 as expiring on April 4, 2028 and United States Patent Nos. 8,298,580; 8,663,683; 8,877,248; 8,889,191; 8,992,989; 9,549,940; 9,555,004; 9,622,983; and 10,314,790 as expiring on November 16, 2027. On July 6, 2022, the Company filed a lawsuit against Alkem Laboratories Ltd. (“Alkem”) alleging infringement of the Company’s Trokendi XR® Orange Book patents. The Complaint—filed in the U.S. District Court for the Northern District of Illinois—alleges, inter alia, that Alkem infringed the Company’s Trokendi XR® patents by submitting to the FDA an Abbreviated New Drug Application (“ANDA”) seeking to market a generic version of Trokendi XR® prior to the expiration of the Company’s patents. Filing its July 6, 2022 Complaint within 45 days of receiving Alkem’s Paragraph IV certification notice entitles Supernus to an automatic stay preventing the FDA from approving Alkem’s ANDA for 30 months from the date of the Company’s receipt of the Paragraph IV Notice Letter. As of the date of this submission, Alkem has not answered the Complaint.
Supernus Pharmaceuticals, Inc. v. Dr. Reddy's Laboratories, Ltd., et al., C.A. No. 22-cv-4705 (GC)(LHG) (D.N.J.)
The Company received a Paragraph IV Notice Letter from generic drug makers Dr. Reddy’s Laboratories Ltd. and Dr. Reddy’s Laboratories, Inc. dated June 9, 2022 directed to ten of its Trokendi XR® Orange Book patents. Supernus’s U.S. Patent Nos. 8,298,576; 8,298,580; 8,663,683; 8,877,248; 8,889,191; 8,992,989; 9,549,940; 9,555,004; 9,622,983; and 10,314,790 generally cover once-a-day topiramate formulations and methods of treating or preventing seizures and migraines using those formulations. The FDA Orange Book currently lists United States Patent No. 8,298,576 as expiring on April 4, 2028 and United States Patent Nos. 8,298,580; 8,663,683; 8,877,248; 8,889,191; 8,992,989; 9,549,940; 9,555,004; 9,622,983; and 10,314,790 as expiring on November 16, 2027. On July 22, 2022, the Company filed a lawsuit against Dr. Reddy’s Laboratories Ltd. and Dr. Reddy’s Laboratories, Inc. (collectively, “DRL”) alleging infringement of the Company’s Trokendi XR® Orange Book patents. The Complaint—filed in the U.S. District Court for the District of New Jersey—alleges, inter alia, that DRL infringed the Company’s Trokendi XR® patents by submitting to the FDA an Abbreviated New Drug Application (“ANDA”) seeking to market a generic version of Trokendi XR® prior to the expiration of the Company’s patents. Filing its July 22, 2022 Complaint within 45 days of receiving DRL’s Paragraph IV certification notice entitles Supernus to an automatic stay preventing the FDA from approving DRL’s ANDA for 30 months from the date of the Company’s receipt of the Paragraph IV Notice Letter. As of the date of this submission, DRL has not answered the Complaint.
XADAGO®
On June 10, 2021, Newron Pharmaceuticals S.p.A. ("Newron"), Zambon S.p.A. ("Zambon") and Supernus Pharmaceuticals, Inc. (the "Company"), through its subsidiary MDD US Operations, LLC (collectively, "Plaintiffs"), initiated litigation against generic drug makers Aurobindo Pharma Limited, Aurobindo Pharma USA Inc., MSN Laboratories Private Limited ("MSN"), Optimus Pharma Pvt Ltd, Prinston Pharmaceutical, Inc., RK Pharma, Inc. and Zenara Pharma Private Limited (collectively, "Defendants") for infringement of three FDA Orange Book patents covering XADAGO®, the Company's once-daily product indicated as adjunctive treatment to levodopa/carbidopa in patients with Parkinson's Disease experiencing "off" episodes. U.S. Patent Nos. 8,076,515, 8,278,485 and 8,283,380 (collectively, the "XADAGO Patents") cover the pharmaceutical formulation of and methods of treatment with safinamide. The XADAGO Patents expire between June 2027 and March 2031. The Company has a license agreement with Zambon, Newron's partner, related to the XADAGO Patents, and as a new chemical entity, XADAGO was under the 5-year FDA exclusivity period that expired on March 21, 2022. The Complaint - filed in the U.S. District Court for the District of Delaware - alleges that the Defendants infringed the XADAGO Patents by submitting to the U.S. Food and Drug Administration (FDA) Abbreviated New Drug Applications (ANDAs) seeking to market a generic versions of XADAGO prior to the expiration of the patents. Filing the Complaint within 45 days of receiving each of the Defendants' Paragraph IV notice letters entitles the Plaintiffs to an automatic stay preventing the FDA from approving the Defendants' ANDAs for 30 months from the date of the Plaintiffs' receipt of the Paragraph IV Notice Letters. The parties agreed on a case schedule. A trial has been set for January 8, 2024. On March 22, 2022, defendant Optimus Pharma Pvt Ltd. was dismissed from the case without prejudice. Fact discovery is ongoing with the remaining defendants. A claim construction hearing is set for August 22, 2022.
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
On March 16, 2020, a shareholder derivative lawsuit was filed by Patrick Van Camp in federal court in the Northern District of California (Case No. 4:20-cv-01815) naming Adamas and certain of Adamas's former directors and officers as defendants. This lawsuit alleges certain of Adamas's former directors and officers breached fiduciary duties and violated the Securities Exchange Act of 1934. Adamas is named as a nominal defendant only. On April 6, 2020, another, virtually identical, shareholder derivative lawsuit was filed by James Druzbik in federal court in the Northern District of California (Case No. 4:20- cv-02320) naming Adamas and certain of Adamas's former directors and officers as defendants. This lawsuit contains the same allegations, claims, and defendants as the first derivative action. Adamas is named as a nominal defendant only. In both actions, Plaintiffs seek unspecified monetary damages and other relief. These actions have been consolidated and are stayed pending resolution of the Zaidi class action.
Adamas believes it has strong factual and legal defenses to all actions and intends to defend itself vigorously.

Item 1A. Risk Factors
Any investment in our business involves a high degree of risk. Before making an investment decision, you should carefully consider the information we include in this Quarterly Report on Form 10-Q, including our condensed consolidated financial statements and related notes; the additional information in the other reports we file with the Securities and Exchange Commission; and the risks described in our Annual Report on Form 10-K for the year ended December 31, 2021 and on this Quarterly Report on Form 10-Q for the period ended June 30, 2022. These risks may result in material harm to our business and our financial condition and results of operations. If a material, adverse event were to occur, the market price of our common stock may decline and you could lose part or all of your investment.
General Risk Factors
Unstable market and economic conditions may have serious adverse consequences on our business, financial condition and stock price.
As a result of the ongoing COVID-19 pandemic, economic conditions and other geopolitical events, the global credit and financial markets have experienced extreme volatility and disruptions, which has included severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, and increases in inflation and uncertainty about economic stability. The financial markets, global economy and supply chains have and may continue to be adversely affected by the pandemic, economic conditions and current or anticipated geopolitical events, including the impact of military conflicts, sanctions imposed in response to such conflicts, and any economic countermeasures by the affected countries or others could exacerbate market and economic instability. There can be no assurance that further deterioration in supply chains, credit and financial markets and confidence in economic conditions will not occur. Our general business strategy may be adversely affected by any such economic downturn, volatile business environment, inflationary economic environment or continued unpredictable and unstable market conditions, including disruption to enrollment within our ongoing clinical trials and our ability to purchase necessary supplies on acceptable terms, if at all, and increased costs in compensation levels to recruit and retain qualified personnel and to carry out ongoing and future clinical trials. If the current equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult, more costly and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and stock price and could require us to delay or abandon clinical development plans. In addition, there is a risk that one or more of our current service providers, suppliers or other partners may not survive an economic downturn or rising inflation, which could directly affect our ability to attain our operating goals on schedule and on budget.
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
•Increased costs as a result of inflation, unstable economic conditions and geopolitical events, including increases in compensation and professional expenses, Cost of Goods Sold, and Research and Development Expenses; and
•Changes in reimbursement environment and regulatory changes.
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
Risks Related to Our Industry and Business
Delays or failures in the completion of clinical development of our product candidates would increase our costs, delay, or limit our ability to generate revenues.
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
•Difficulties obtaining an institutional review board (IRB) or ethics committee approval to conduct a trial at a prospective site;
•Delays in reaching or failure to reach agreement on acceptable terms with prospective trial sites and investigators, the contractual terms of which can be subject to extensive negotiation and may vary significantly from site to site;
•Insufficient or inadequate supply of, or quantity of, a product candidate for use in trials;
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
Clinical trials may be suspended or terminated by us; or at a trial site by the site's Data Safety Monitoring Board (DSMB) or ethics committee overseeing the clinical trial; or by the U.S. Food and Drug Administration (FDA); or by other regulatory authorities due to a number of factors, including:
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
Additionally, the current inflationary environment, unstable economic conditions and geopolitical events may delay our trials or significantly increase our product development costs.
As we continue to increase the size of our organization, we may experience difficulties in managing growth.
Our personnel, systems and facilities currently in place may not be adequate to support future growth. Our future financial performance and our ability to compete effectively will depend, to a significant degree, on our ability to effectively manage our recent and any future growth. We increased employee headcount from 575 employees in 2021 to 603 employees as of June 30, 2022. Revenues in 2021 were $579.8 million, compared to $520.4 million in 2020. Our need to effectively execute our growth strategy requires that we:
•Manage regulatory approvals and clinical trials effectively;
•Manage our internal developmental efforts efficiently and in a cost effective manner while complying with our contractual obligations to licensors, licensees, contractors, collaborators, and other third parties;
•Commercialize our product candidates;
•Continue to grow our pipeline;
•Target strategic business development opportunities;
•Improve our operational, financial, and management controls, financial reporting systems and procedures, and;
•Attract, retain, and motivate sufficient numbers of talented employees with the requisite skills and experience.
This growth could place a strain on our administrative and operational infrastructure and may require our management to divert a disproportionate amount of its attention away from our day-to-day activities. We may not be able to effectively manage the expansion of our operations or to recruit, train and retain additional qualified personnel, particularly in an inflationary economic environment. This may result in weaknesses in our infrastructure; give rise to operational mistakes; loss of business opportunities; loss of employees; and reduced productivity.
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
We are highly dependent upon skilled personnel in key parts of our organization, and we invest heavily in recruiting, training, and retaining qualified individuals, which includes significant efforts to enhance the diversity of our workforce. The loss of the service of key members of our organization, including senior members of our scientific and management teams, high-quality researchers, development specialists, and skilled personnel, could delay or prevent the achievement of major business objectives. Our future growth will demand talented employees and leaders, yet the market for such talent has become increasingly competitive. In addition, our ability to hire qualified personnel also depends on our flexibility to reward superior performance and to pay competitive compensation. In our industry, during the current inflationary economic environment, compensation levels for qualified personnel and competition among employers to recruit and retain such personnel has and continues to increase.
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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
(a)     Sales of Unregistered Securities.
During the six months ended June 30, 2022, the Company granted options to employees to purchase an aggregate of 1,006,985 shares of common stock at a weighted average exercise price of $31.95 per share. The Company granted 155,000 performance stock units to its employees at a weighted average grant date fair value of $28.93 per share. These issuances are exempt from registration in reliance on Section 4(a)(2) of the Securities Act as transactions not involving a public offering.
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

101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted in Inline XBRL: (i) Cover Page, (ii) Condensed Consolidated Statements of Earnings, (iii) Condensed Consolidated Statements of Comprehensive Earnings, (iv) Condensed Consolidated Balance Sheets, (v) Condensed Consolidated Statements of Changes in Stockholders' Equity, (vi) Condensed Consolidated Statements of Cash Flows, and (vii) the Notes to Condensed Consolidated Financial Statements, tagged in summary and detail.

104	The cover page of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted in Inline XBRL (included with the Exhibit 101 attachments).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUPERNUS PHARMACEUTICALS, INC.

DATED: August 8, 2022	By:	/s/ Jack A. Khattar
Jack A. Khattar President and Chief Executive Officer

DATED: August 8, 2022	By:	/s/ Timothy C. Dec
Timothy C. Dec Senior Vice President and Chief Financial Officer