Form 10-Q
period 2022-09-30
SUPERNUS PHARMACEUTICALS, INC.
filed 2022-11-09
CIK 1356576

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☒ No
Securities registered pursuant to Section 12(b) of the Exchange Act

Title of each class	Outstanding at October 31, 2022	Trading Symbol	Name of each exchange on which registered
Common Stock, $0.001 par value per share	54,058,138	SUPN	The Nasdaq Global Market

SUPERNUS PHARMACEUTICALS, INC.
FORM 10-Q — QUARTERLY REPORT
FOR THE QUARTERLY PERIOD ENDED September 30, 2022

PART I — FINANCIAL INFORMATION

Supernus Pharmaceuticals, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share data)

	September 30,	December 31,
	2022	2021
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$111,492	$203,434
Marketable securities	280,297	136,246
Accounts receivable, net	164,086	148,932
Inventories, net	83,165	85,959
Prepaid expenses and other current assets	24,846	27,019
Total current assets	663,886	601,590
Long-term marketable securities	131,937	119,166
Property and equipment, net	15,872	16,955
Intangible assets, net	722,761	784,693
Goodwill	117,383	117,516
Other assets	41,290	49,232
Total assets	$1,693,129	$1,689,152

Liabilities and stockholders’ equity
Current liabilities
Accounts payable and accrued liabilities	$110,302	$117,683
Accrued product returns and rebates	158,470	132,724
Contingent consideration, current portion	47,590	44,840
Convertible notes, net	401,438	—
Other current liabilities	8,187	20,132
Total current liabilities	725,987	315,379
Convertible notes, net	—	379,252
Contingent consideration, long-term	9,781	35,637
Operating lease liabilities, long-term	36,028	41,298
Deferred income tax liabilities	58,164	85,355
Other liabilities	10,371	16,380
Total liabilities	840,331	873,301

Stockholders’ equity
Common stock, $0.001 par value; 130,000,000 shares authorized; 54,053,513 and 53,256,094 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	54	53
Additional paid-in capital	401,026	434,337
Accumulated other comprehensive earnings (loss), net of tax	(4,046)	1,539
Retained earnings	455,764	379,922
Total stockholders’ equity	852,798	815,851

Total liabilities and stockholders’ equity	$1,693,129	$1,689,152

See accompanying notes.

Supernus Pharmaceuticals, Inc.
Condensed Consolidated Statements of Earnings
(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(unaudited)		(unaudited)
Revenues
Net product sales	$172,724	$145,532	$485,647	$412,541
Royalty revenues	4,629	2,932	14,263	8,184
Total revenues	177,353	148,464	499,910	420,725

Costs and expenses
Cost of goods sold (a)	25,878	18,085	64,267	58,067
Research and development	19,554	19,654	56,778	69,389
Selling, general and administrative	112,314	72,032	303,249	203,024
Amortization of intangible assets	20,644	6,009	61,932	17,964
Contingent consideration expense (gain)	486	80	1,894	(7,650)
Total costs and expenses	178,876	115,860	488,120	340,794

Operating earnings (loss)	(1,523)	32,604	11,790	79,931

Other income (expense)
Interest expense	(1,724)	(5,925)	(5,476)	(17,489)
Interest and other income, net	2,803	2,281	19,289	8,682
Total other income (expense)	1,079	(3,644)	13,813	(8,807)

Earnings (Loss) before income taxes	(444)	28,960	25,603	71,124

Income tax (benefit) expense	(2,193)	7,398	(9,627)	20,142
Net earnings	$1,749	$21,562	$35,230	$50,982

Earnings per share
Basic	$0.03	$0.41	$0.66	$0.96
Diluted	$0.03	$0.40	$0.62	$0.94

Weighted average shares outstanding
Basic	53,789,674	53,187,764	53,517,838	53,053,441
Diluted	55,034,838	54,334,794	61,543,121	54,301,461
______________________________
(a) Excludes amortization of acquired intangible assets

See accompanying notes.

Supernus Pharmaceuticals, Inc.
Condensed Consolidated Statements of Comprehensive Earnings (Loss)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(unaudited)		(unaudited)
Net earnings	$1,749	$21,562	$35,230	$50,982
Other comprehensive loss:
Unrealized loss on marketable securities, net of tax	(1,826)	(1,224)	(5,585)	(4,766)
Other comprehensive loss	(1,826)	(1,224)	(5,585)	(4,766)

Comprehensive earnings (loss)	$(77)	$20,338	$29,645	$46,216

See accompanying notes.

Supernus Pharmaceuticals, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(unaudited, in thousands, except share data)

j	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Earnings (Loss)	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2021	53,256,094	$53	$434,337	$1,539	$379,922	$815,851
Cumulative effect of adoption of ASU 2020-06	—	—	(56,212)	—	40,612	(15,600)
Balance, January 1, 2022	53,256,094	53	378,125	1,539	420,534	800,251
Share-based compensation	—	—	4,025	—	—	4,025
Issuance of common stock in connection with the Company’s equity award plans	130,211	—	866	—	—	866
Net earnings	—	—	—	—	25,616	25,616
Unrealized loss on marketable securities, net of tax	—	—	—	(2,312)	—	(2,312)
Balance, March 31, 2022	53,386,305	53	383,016	(773)	446,150	828,446
Share-based compensation	—	—	4,297	—	—	4,297
Issuance of common stock in connection with the Company’s equity award plans	106,081	—	2,273	—	—	2,273
Net earnings	—	—	—	—	7,865	7,865
Unrealized loss on marketable securities, net of tax	—	—	—	(1,447)	—	(1,447)
Balance, June 30, 2022	53,492,386	$53	$389,586	$(2,220)	$454,015	$841,434
Share-based compensation	—	—	4,985	—	—	4,985
Issuance of common stock in connection with the Company’s equity award plans	561,127	1	6,455	—	—	6,456
Net earnings	—	—	—	—	1,749	1,749
Unrealized loss on marketable securities, net of tax	—	—	—	(1,826)	—	(1,826)
Balance, September 30, 2022	54,053,513	$54	$401,026	$(4,046)	$455,764	$852,798

Supernus Pharmaceuticals, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(unaudited, in thousands, except share data)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Earnings (Loss)	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2020	52,868,482	$53	$409,332	$8,975	$326,498	$744,858
Share-based compensation	—	—	4,371	—	—	4,371
Issuance of common stock in connection with the Company’s equity award plans	125,655	—	2,247	—	—	2,247
Net earnings	—	—	—	—	5,694	5,694
Unrealized loss on marketable securities, net of tax	—	—	—	(2,726)	—	(2,726)
Balance, March 31, 2021	52,994,137	53	415,950	6,249	332,192	754,444
Share-based compensation	—	—	5,476	—	—	5,476
Issuance of common stock in connection with the Company’s equity award plans	150,622	—	2,749	—	—	2,749
Net earnings	—	—	—	—	23,726	23,726
Unrealized loss on marketable securities, net of tax	—	—	—	(816)	—	(816)
Balance, June 30, 2021	53,144,759	$53	$424,175	$5,433	$355,918	$785,579
Share-based compensation	—	$—	$4,027	$—	$—	$4,027
Issuance of common stock in connection with the Company’s equity award plans	35,884	$—	$524	$—	$—	$524
Net earnings	—	$—	$—	$—	$21,562	$21,562
Unrealized loss on marketable securities, net of tax	—	$—	$—	$(1,224)	$—	$(1,224)
Balance, September 30, 2021	53,180,643	$53	$428,726	$4,209	$377,480	$810,468

See accompanying notes.

Supernus Pharmaceuticals, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)

	Nine Months Ended September 30,
	2022	2021
	(unaudited)
Cash flows from operating activities
Net earnings	$35,230	$50,982
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	64,694	19,888
Navitor investment R&D expense (see Note 5)	—	15,000
Other income from Navitor (see Note 5)	(12,888)	—
Amortization of deferred financing costs and debt discount	1,582	13,037
Realized gains from sales of marketable securities	(14)	(221)
Amortization of premium/discount on marketable securities	3,215	(845)
Change in fair value of contingent consideration	1,894	(7,650)
Other noncash adjustments, net	7,983	(22)
Share-based compensation expense	13,307	13,874
Deferred income tax provision	(18,564)	(479)
Changes in operating assets and liabilities:
Accounts receivable	(14,958)	7,352
Inventories	(6,304)	(9,331)
Prepaid expenses and other assets	3,098	(13,351)
Accrued product returns and rebates	25,746	5,856
Accounts payable and other liabilities	(12,659)	(15,726)
Contingent consideration	(2,100)	—
Net cash provided by operating activities	89,262	78,364

Cash flows from investing activities
Purchases of marketable securities	(340,665)	(307,634)
Sales and maturities of marketable securities	173,189	152,546
Purchase of property and equipment and deferred legal fees paid	(422)	(2,005)
Acquisition of USWM, net of cash acquired	—	(950)
Net cash used in investing activities	(167,898)	(158,043)

Cash flows from financing activities
Payment of contingent consideration	(22,900)	—
Proceeds from issuance of common stock	9,594	5,520
Proceeds from governmental loan and grant	—	800
Net cash (used in) provided by financing activities	(13,306)	6,320

Net change in cash and cash equivalents	(91,942)	(73,359)
Cash and cash equivalents at beginning of year	203,434	288,640
Cash and cash equivalents at end of period	$111,492	$215,281

Supplemental cash flow information
Cash paid for interest on convertible notes	$2,516	$1,887
Cash paid for income taxes	14,558	25,111
Cash paid for operating leases	9,547	7,613

Noncash investing and financing activities
Lease assets obtained for new operating leases	$973	$4,120
Deferred legal fees and fixed assets included in accounts payable and accrued expenses	144	186
Property and equipment additions from utilization of tenant improvement allowance	580	—
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
Product Candidates
The Company is also developing a pipeline of novel CNS product candidates for the treatment of various CNS conditions. The Company's product candidates in clinical development include the following:
•SPN-830 (apomorphine infusion device) is a late-stage drug/device combination product candidate for the continuous treatment of motor fluctuations ("off" episodes) in PD patients that are not adequately controlled with oral levodopa and one or more adjunct PD medications. In October 2022, the FDA issued a Complete Response Letter (CRL) regarding the NDA for SPN-830. Refer to Note 17, Subsequent Events.
•SPN-820 (NV-5138) is a first-in-class product candidate for treatment-resistant depression, currently in Phase II development. It is an orally active small molecule that directly activates brain mechanistic target of rapamycin complex 1 (mTORC1).
•SPN-817 (huperzine A) is a novel product candidate for treatment-resistant seizures, currently in Phase I development.

Adamas Acquisition and Reorganization
On October 10, 2021, the Company entered into an Agreement and Plan of Merger by and among the Company, Adamas Pharmaceuticals, Inc. (Adamas) and Supernus Reef, Inc., a Delaware corporation and a wholly owned subsidiary of the Company (Purchaser) (Adamas Agreement). On November 24, 2021 (the Closing Date), the Company completed its purchase of all of the outstanding equity of Adamas, pursuant to the Adamas Agreement dated October 10, 2021, and the Purchaser was merged with and into Adamas (the Merger), with Adamas continuing as the surviving corporation in the Merger as a wholly owned subsidiary of the Company (Adamas Acquisition). On the Closing Date, Adamas owned two marketed products: GOCOVRI (amantadine) extended-release capsules, the first and only FDA approved medicine indicated for the treatment of both "off" episodes and dyskinesia in patients with PD receiving levodopa-based therapy and as an adjunctive treatment to levodopa/carbidopa in patients with PD experiencing "off" episodes; and Osmolex ER (amantadine) extended-release tablets, approved for the treatment of PD and drug-induced extrapyramidal reactions in adult patients. Adamas also owns the right to receive royalties from Allergan plc for sales of Namzaric (memantine hydrochloride extended-release and donepezil hydrochloride) in the U.S.
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
COVID-19 Impact
The Company is closely monitoring the impact of the COVID-19 pandemic on all aspects of its business operations and has assessed the impact of the COVID-19 pandemic on its condensed consolidated financial statements as of September 30, 2022.
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
The extent to which the COVID-19 pandemic may directly or indirectly impact our business, financial condition and results of operations is highly uncertain and subject to change. As a result, certain of our estimates and assumptions, including the provision for sales deductions, the fair values of financial instruments and the recoverability of intangible assets, require increased judgment and carry a higher degree of variability and volatility that could result in material changes to our estimates in future periods.
Advertising Expense
Advertising expense includes the cost of promotional materials and activities, such as television, print media, digital marketing, marketing programs and speaker programs. The cost of the Company's advertising efforts are expensed as incurred.
The Company incurred approximately $52.0 million and $112.8 million in advertising expense for the three and nine months ended September 30, 2022, respectively, and approximately $22.6 million and $59.7 million for the three and nine months ended September 30, 2021, respectively. These expenses are recorded as a component of Selling, general and administrative expenses in the condensed consolidated statements of earnings.
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

3. Acquisition
Adamas Acquisition
In connection with the Adamas Acquisition (see Note 1), the Company paid the Adamas shareholders $400.8 million and transferred two non-tradable contingent value rights (CVRs). Each CVR represents the contractual right to receive a contingent payment of $0.50 per share in cash, less any applicable withholding taxes and without interest, upon the achievement of the applicable milestone (each such amount, a Milestone Payment) in accordance with the terms of a Contingent Value Rights Agreement entered into between the Company and American Stock Transfer & Trust Company, LLC, as rights agent (CVR Agreement). One Milestone Payment is payable (subject to certain terms and conditions) upon the first occurrence of the achievement of aggregate worldwide net sales of GOCOVRI in excess of $150 million during any consecutive 12-month period ending on or before December 31, 2024 (Milestone 2024). Another Milestone Payment is payable (subject to certain terms and conditions) upon the first occurrence of the achievement of aggregate worldwide net sales of GOCOVRI in excess of $225 million during any consecutive 12-month period ending on or before December 31, 2025 (Milestone 2025 and, together with Milestone 2024, the Milestones). Each Milestone may only be achieved once.
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
The Company expects to finalize its purchase price allocation within one year of the Closing Date. In addition, the Company continues to analyze and assess relevant information necessary to determine, recognize and record at fair value the assets acquired and liabilities assumed. The activities the Company is currently undertaking include review and evaluation of the tax positions, and other tax-related matters. Accordingly, the preliminary recognition and measurement of assets acquired and liabilities assumed as of the Closing Date are subject to change.

The following table presents the Company's preliminary estimates of the fair value of assets acquired and liabilities assumed as of the Closing Date and subsequent measurement period adjustments recorded (dollars in thousands):

	As Initially Reported	Measurement Period Adjustments (1)	As Adjusted
		(unaudited)	(unaudited)
Cash and cash equivalents	$90,064	$—	$90,064
Accounts receivable	11,156	—	11,156
Inventories	20,200	—	20,200
Prepaid expenses and other current assets	5,077	—	5,077
Property and equipment	1,254	—	1,254
Intangibles	450,100	—	450,100
Other assets(2)	6,442	(1,620)	4,822
Total fair value of assets acquired	584,293	(1,620)	582,673
Accounts payable	(4,592)	—	(4,592)
Accrued expenses and other current liabilities	(8,014)	—	(8,014)
Current debt	(138,315)	—	(138,315)
Operating lease liabilities, long-term	(5,224)	—	(5,224)
Deferred income tax liabilities(2)(3)	(56,588)	1,753	(54,835)
Total fair value of liabilities assumed	(212,733)	1,753	(210,980)
Total identifiable net assets	371,560	133	371,693
Goodwill	39,553	(133)	39,420
Total purchase price	$411,113	$—	$411,113

Cash consideration paid	$400,806	$—	$400,806
Fair value of contingent consideration	10,307	—	10,307
Total purchase price	$411,113	$—	$411,113
______________________________
(1) Measurement period adjustments reflect changes for the nine months ended September 30, 2022 based on information related to the facts and circumstances that existed as of the Closing Date.
(2) Refinement of the estimate of fair value of the right of use asset associated with the acquired Adamas headquarters lease recorded in the first quarter of 2022. Refer to Note 13, Leases.
(3) Represents tax impact for the changes in fair value estimate of the right of use asset and changes made to finalize the accounting of certain state tax attributes which existed at the opening balance sheet date.
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
Acquired Deferred Income Tax Liabilities, net
The deferred income tax liabilities, net relates to the difference between the financial statement carrying amount and the tax basis of acquired intangible assets and inventory, partially offset by acquired net operating loss carryforwards and other temporary differences. The acquired federal and state net operating loss carryforwards are reduced by a valuation allowance for amounts that are not expected to be realizable in the future. The reported measurement period adjustment of $1.8 million for the nine months ended September 30, 2022 consisted of a reduction to deferred tax liabilities of $3.7 million recorded in the first quarter of 2022 and an increase to deferred tax liabilities of $1.9 million recorded in the third quarter of 2022.
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
Pro Forma Information
The following table presents the unaudited pro forma combined financial information for each of the periods presented, as if the Adamas Acquisition had occurred on January 1, 2020 (dollars in thousands):

	Three Months Ended September 30,	Nine Months Ended September 30,
	2021	2021
Pro forma total revenues	$174,360	$487,904
Pro forma net loss	(10,405)	(30,905)
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

4. Disaggregated Revenues
The following table summarizes the disaggregation of revenues by product or source (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(unaudited)		(unaudited)
Net product sales
Trokendi XR	$69,599	$80,935	$204,033	$231,531
Oxtellar XR	30,528	29,728	88,007	82,120
GOCOVRI	27,878	—	75,179	—
Qelbree	18,326	2,370	37,708	2,685
APOKYN	$18,261	$24,627	$57,156	$73,338
Other(1)	8,132	7,872	23,564	22,867
Total net product sales	$172,724	$145,532	$485,647	$412,541
Royalty revenues	4,629	2,932	14,263	8,184
Total revenues	$177,353	$148,464	$499,910	$420,725
______________________________
(1) Includes net product sales of MYOBLOC, XADAGO and Osmolex ER.
Trokendi XR accounted for more than 40% of the Company’s total net product sales for both the three and nine months ended September 30, 2022, and 56% of the Company's total net product sales for both the three and nine months ended September 30, 2021, respectively.
Each of our three major customers, AmerisourceBergen Drug Corporation, Cardinal Health, Inc. and McKesson Corporation, individually accounted for more than 25% of our total net product sales for both the nine months ended September 30, 2022 and 2021, and collectively accounted for more than 80% and 85% of our total net product sales for the nine months ended September 30, 2022 and 2021, respectively.
Royalty revenues include noncash royalty revenues. The Company recognized noncash royalty revenue of $2.5 million and $7.2 million, for the three and nine months ended September 30, 2022, respectively. The Company recognized noncash royalty revenue of $2.4 million and $6.8 million, for the three and nine months ended September 30, 2021, respectively. Refer to Note 16, Commitments and Contingencies.
5. Investments
Marketable Securities
Unrestricted available-for-sale marketable securities held by the Company are as follows (dollars in thousands):

	September 30, 2022	December 31, 2021
	(unaudited)
Corporate and U.S. government agency and municipal debt securities
Amortized cost	$417,576	$253,301
Gross unrealized gains	—	2,349
Gross unrealized losses	(5,342)	(238)
Total fair value	$412,234	$255,412

The contractual maturities of the unrestricted available-for-sale marketable securities held by the Company are as follows, (dollars in thousands):

September 30, 2022
(unaudited)
Less than 1 year	$280,297
1 year to 2 years	104,346
2 years to 3 years	27,591
3 years to 4 years	—
Greater than 4 years	—
Total	$412,234
As of September 30, 2022, there was no impairment due to credit loss on any available-for-sale marketable securities.
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

		Fair Value Measurements at September 30, 2022 (unaudited)
	Total Fair Value at September 30, 2022	Level 1	Level 2	Level 3
Assets:	(unaudited)
Cash and cash equivalents
Cash	$111,087	$111,087	$—	$—
Money market funds	405	405	—	—
Marketable securities
Corporate and municipal debt securities	280,297	—	280,297	—
Long term marketable securities
Corporate and municipal debt securities	131,937	—	131,937	—
Other noncurrent assets
Marketable securities - restricted (SERP)	464	9	455	—
Total assets at fair value	$524,190	$111,501	$412,689	$—
Liabilities:
Contingent consideration	$57,371	$—	$—	$57,371
Total liabilities at fair value	$57,371	$—	$—	$57,371

		Fair Value Measurements at December 31, 2021
	Total Fair Value at December 31, 2021	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents
Cash	$148,863	$148,863	$—	$—
Money market funds	54,571	54,571	—	—
Marketable securities
Corporate and municipal debt securities	136,246	251	135,995	—
Long term marketable securities
Corporate and municipal debt securities	119,166	—	119,166	—
Other noncurrent assets
Marketable securities - restricted (SERP)	630	7	623	—
Total assets at fair value	$459,476	$203,692	$255,784	$—
Liabilities:
Contingent consideration	$80,477	$—	$—	$80,477
Total liabilities at fair value	$80,477	$—	$—	$80,477
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
Financial Liabilities Recorded at Carrying Value
The following table sets forth the carrying value and fair value of the Company's financial liabilities that are not carried at fair value (dollars in thousands):

	September 30, 2022		December 31, 2021
	(unaudited)
	Carrying Value	Fair Value (Level 2)	Carrying Value	Fair Value (Level 2)
2023 Notes	$401,438	$392,438	$379,252	$400,236
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
The remaining $105 million is comprised of amounts due upon achievement of certain FDA's regulatory approval and commercial launch of SPN-830. This includes a $50 million milestone which has a time-based mechanism for full or partial payment. As of September 30, 2022, the achievement of this milestone is remote. The remaining $55 million, which does not have a time-based mechanism for payment, relates to the FDA's approval of the SPN-830 NDA and the subsequent commercial product launch. Refer to Note 1, Business Organization and Note 17, Subsequent Events.
•Sales-based milestones consist of gross contingent consideration payments of up to $100 million related to future sales performance of the acquired USWM products. Of the $100 million sales-based contingent consideration, a $35 million milestone due upon the achievement of certain U.S. net product sales of APOKYN in 2021 was not achieved. The remaining $65 million relates to the achievement of certain net product sales of the acquired USWM products in 2022 and 2023. As of September 30, 2022, the Company assessed that the remaining sales-based milestones will not be achieved based on net sales projections.
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
The Company recorded a $0.4 million expense and a $2.4 million expense due to the change in fair value of the contingent consideration liabilities for the USWM milestones for the three and nine months ended September 30, 2022, respectively. The change in the fair value of contingent consideration for USWM milestones was primarily driven by the increase in estimated fair value of regulatory and developmental milestones due to passage of time and the accretion to the payout amount related to the milestone achieved in the first quarter of 2022.

The Company recorded a $0.1 million expense and a $7.7 million gain due to the change in fair value of the contingent consideration liabilities for the USWM milestones for the three and nine months ended September 30, 2021, respectively. In the second quarter of 2021, the Company recorded a change in fair value of $7.7 million, which was primarily due to the write-down of the sales-based contingent consideration. The Company assessed that the sales-based milestones will not be achieved based on the revised net sales projections.
Adamas Contingent Consideration
As discussed in Note 3, Acquisition, the Adamas Acquisition included payment of two non-tradable contingent value rights (CVRs) each of which represents the contractual right to receive a contingent payment upon the achievement of the applicable aggregate worldwide net product sales of GOCOVRI.
During the measurement period, changes in the fair value of contingent consideration related to the Adamas Acquisition are recorded against goodwill if such changes are related to facts and circumstances that existed at the acquisition date. In each reporting period after the acquisition, the Company remeasures the fair value of contingent consideration liabilities and records in its consolidated statements of earnings the increases or decreases in the fair value of the liabilities. The Company recorded a $0.1 million expense and a $0.5 million gain due to the change in fair value of the contingent consideration liabilities for the three and nine months ended September 30, 2022, respectively. The change in fair value was reported on the condensed consolidated statement of earnings in Contingent consideration expense (gain).
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
The following table provides a reconciliation of the beginning and ending balances related to the contingent consideration liabilities for the USWM Acquisition and Adamas Acquisition (dollars in thousands):

	USWM Acquisition	Adamas Acquisition	Total
Balance at December 31, 2021	$70,170	$10,307	$80,477
Milestone payments	(25,000)	—	(25,000)
Change in fair value recognized in earnings	2,420	(526)	1,894
Balance at September 30, 2022 (unaudited)	$47,590	$9,781	$57,371

Regulatory and developmental contingent consideration liabilities	$47,590	$—	$47,590
Sales-based contingent consideration liabilities	—	9,781	9,781
Balance at September 30, 2022 (unaudited)	$47,590	$9,781	$57,371
The following table provides the current and long-term portions related to the contingent consideration for the USWM Acquisition and Adamas Acquisition (dollars in thousands):

	September 30, 2022	December 31, 2021
Reported under the following captions in the condensed consolidated balance sheets:	(unaudited)
Contingent consideration, current portion	$47,590	$44,840
Contingent consideration, long-term	9,781	35,637
Total	$57,371	$80,477

8.    Goodwill and Intangible Assets, Net
Goodwill
The following table summarizes the changes in the carrying amount of goodwill (dollars in thousands):

Balance as of December 31, 2021	$117,516
Measurement period adjustments related to the acquisition of Adamas (see Note 3)	(133)
Balance as of September 30, 2022 (unaudited)	$117,383
Intangible Assets, Net
The following table sets forth the gross carrying amounts and related accumulated amortization of intangibles assets and goodwill (dollars in thousands):

		September 30, 2022			December 31, 2021
		(unaudited)
	Remaining Weighted Average Life (Years)	Carrying Amount, Gross	Accumulated Amortization	Carrying Amount, Net	Carrying Amount, Gross	Accumulated Amortization	Carrying Amount, Net
Acquired in-process research and development		$124,000	$—	$124,000	$124,000	$—	$124,000
Intangible assets subject to amortization:
Acquired developed technology and product rights	8.02	681,100	(93,642)	587,458	681,100	(35,550)	645,550
Capitalized patent defense costs	4.24	43,820	(32,517)	11,303	43,820	(28,677)	15,143
Total intangible assets	7.95	$848,920	$(126,159)	$722,761	$848,920	$(64,227)	$784,693
Patent defense costs are deferred legal fees incurred in conjunction with defending patents for Oxtellar XR and Trokendi XR. U.S. patents covering Oxtellar XR and Trokendi XR will expire no earlier than 2027. In regards to Trokendi XR, the Company entered into settlement agreements that allow third parties to enter the market by January 1, 2023, or earlier under certain circumstances.
Amortization expense for intangible assets was approximately $20.6 million and $61.9 million for the three and nine months ended September 30, 2022, respectively, and approximately $6.0 million and $18.0 million for the three and nine months ended September 30, 2021, respectively. The increase in expense is primarily due to amortization of the acquired developed technology and product rights from the Adamas Acquisition.
Anticipated annual amortization expense for intangible assets is estimated at $79.8 million each in both 2023 and 2024, $75.1 million in 2025, $74.9 million in 2026, and $73.2 million in 2027.
9.    Convertible Senior Notes Due 2023
The 0.625% Convertible Senior Notes Due 2023 (2023 Notes), which were issued in March 2018, bear interest at an annual rate of 0.625%, payable semi-annually in arrears on April 1 and October 1 of each year. The 2023 Notes will mature on April 1, 2023, unless earlier converted or repurchased by the Company. The Company may not redeem the 2023 Notes at its option before maturity. The total principal amount of 2023 Notes is $402.5 million. We have reclassified the debt from long-term to current liabilities on our Condensed Consolidated Balance Sheet, as the debt matures in less than twelve months as of September 30, 2022.
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
At its election, the Company will settle conversions by paying or delivering, as applicable, cash, shares of the Company’s common stock, or a combination of cash and shares of the Company’s common stock, based on the applicable conversion rate. The initial conversion rate is 16.8545 shares per $1,000 principal amount of the 2023 Notes, which represents an initial conversion price of approximately $59.33 per share and is subject to adjustment as specified in the Indenture. In the event of conversion, if converted in cash, the holders would forgo all future interest payments, any unpaid accrued interest, and the possibility of further stock price appreciation.
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
The liability component of the 2023 Notes consists of the following (dollars in thousands):

	September 30, 2022	December 31, 2021
	(unaudited)
2023 Notes	$402,500	$402,500
Unamortized debt discount and deferred financing costs	(1,062)	(23,248)
Total carrying value	$401,438	$379,252
As discussed in Note 2, the Company adopted ASU 2020-06 on January 1, 2022 using the modified retrospective method of transition resulting in an increase in the carrying amount of the debt by $20.6 million as of the adoption date. Refer to Note 2, Summary of Significant Accounting Policies, for further discussion of the accounting standard adoption. No 2023 Notes were converted as of September 30, 2022 or December 31, 2021.

10.    Share-Based Payments
Share-based compensation expense is as follows (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(unaudited)		(unaudited)
Research and development	$825	$615	$2,284	$1,909
Selling, general and administrative	4,160	3,412	11,023	11,965
Total	$4,985	$4,027	$13,307	$13,874
Stock Option and Stock Appreciation Rights
The following table summarizes stock option and stock appreciation rights (SAR) activities:

	Number of Options & SARs	Weighted Average Exercise Price (per share)	Weighted Average Remaining Contractual Term (in years)
Outstanding, December 31, 2021	5,774,076	$24.15	5.95
Granted	1,046,785	$31.95
Exercised	(673,120)	$12.79
Forfeited	(145,473)	$30.06
Outstanding, September 30, 2022 (unaudited)	6,002,268	$26.64	6.29

As of December 31, 2021:
Vested and expected to vest	5,774,076	$24.15	5.95
Exercisable	3,651,824	$21.29	4.53

As of September 30, 2022 (unaudited):
Vested and expected to vest	6,002,268	$26.64	6.29
Exercisable	3,682,170	$24.61	4.83
Restricted Stock Units
The following table summarizes restricted stock unit (RSU) activities:

	Number of RSUs	Weighted Average Grant Date Fair Value per Share
Nonvested, December 31, 2021	21,110	$29.61
Granted	134,460	$32.17
Vested	(21,110)	$29.61
Nonvested, September 30, 2022 (unaudited)	134,460	$32.17
There were no forfeited RSU awards during the nine months ended September 30, 2022.

Performance Share Units

The following table summarizes performance share unit (PSU) activities:

	Performance-Based Units		Market-Based Units		Total PSUs
	Number of PSUs	Weighted Average Grant Date Fair Value per Share	Number of PSUs	Weighted Average Grant Date Fair Value per Share	Number of PSUs	Weighted Average Grant Date Fair Value per Share
Nonvested, December 31, 2021	53,500	$29.82	35,625	$26.34	89,125	$28.43
Granted	155,000	$28.93	—	—	155,000	$28.93
Vested	(22,250)	$29.69	—	—	(22,250)	$29.69
Forfeited	(1,500)	$30.45	—	—	(1,500)	$30.45
Nonvested, September 30, 2022 (unaudited)	184,750	$29.08	35,625	$26.34	220,375	$28.64
11.    Earnings per Share
The Company adopted ASU 2020-06 on January 1, 2022 using the modified retrospective method of transition. ASU 2020-06 requires the application of the if-converted method for calculating diluted earnings per share, whereas the Company previously calculated diluted earnings per share under the treasury stock method. Basic earnings per share (EPS) is calculated using the weighted average number of common shares outstanding. Diluted EPS is calculated using the weighted average number of common shares outstanding, including the dilutive effect of the Company’s stock option grants, SARs, RSUs, employee stock purchase plan (ESPP) awards, and the 2023 Notes, as determined per the if-converted method for the three and nine months ended September 30, 2022 in connection with the adoption of ASU 2020-06 and the treasury stock method for the three and nine months ended September 30, 2021.
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
In addition to the above described effect of the 2023 Notes and the related Convertible Note Hedge and Warrant Transactions, the Company also excluded the common stock equivalents of the following outstanding stock-based awards and shares associated with the conversion of the 2023 Notes in the calculation of diluted EPS, because their inclusion would be anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(unaudited)		(unaudited)
2023 Notes	6,783,936	—	—	—
Stock options, RSUs, PSUs	792,904	1,654,816	470,822	1,397,424

As mentioned in Note 2, as a result of the adoption of ASU 2020-06 on January 1, 2022 the Company calculated diluted earnings per share using the if-converted method. The 6.8 million in dilutive shares associated with the conversion of the 2023 Notes are not included in diluted weighted average shares of common stock outstanding for the purposes of calculating diluted earnings per share for the three months ended September 30, 2022 because their inclusion would be anti-dilutive. The 6.8 million in dilutive shares associated with the conversion of the 2023 Notes are included in diluted weighted average shares of common stock outstanding for the purposes of calculating diluted earnings per share for the nine months ended September 30, 2022. For the three and nine months ended September 30, 2021, the Company calculated diluted earnings per share using the treasury stock method wherein the shares associated with the conversion of the 2023 Notes were excluded as the Company assumed the 2023 Notes would be settled entirely or partly in cash.
The following table sets forth the computation of basic and diluted net earnings per share for the three and nine months ended September 30, 2022 under the if-converted method and for the three and nine months ended September 30, 2021 under the treasury stock method (dollars in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(unaudited)		(unaudited)
Numerator:
Net earnings	$1,749	$21,562	$35,230	$50,982
After-tax interest expense for 2023 Notes	—	—	2,664	—
Numerator for dilutive earnings per share	$1,749	$21,562	$37,894	$50,982
Denominator:
Weighted average shares outstanding, basic	53,789,674	53,187,764	53,517,838	53,053,441
Effect of dilutive securities:
Stock options, RSUs and SARs	1,245,164	1,147,030	1,241,347	1,248,020
Convertible notes	—	—	6,783,936	—
Weighted average shares outstanding, diluted	55,034,838	54,334,794	61,543,121	54,301,461

Earnings per share, basic	$0.03	$0.41	$0.66	$0.96
Earnings per share, diluted	$0.03	$0.40	$0.62	$0.94

12.    Income Tax (Benefit) Expense
The following table provides information regarding the Company’s income tax (benefit) expense for the three and nine months ended September 30, 2022 and 2021 (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(unaudited)		(unaudited)
Income tax (benefit) expense	$(2,193)	$7,398	$(9,627)	$20,142
Effective tax rate	493.9%	25.5%	(37.6)%	28.3%

The decrease in income tax expense for the three months ended September 30, 2022 compared to the same period in prior year was primarily due to lower earnings before income taxes. The change in effective tax rate for the three months ended September 30, 2022 compared to the same period in prior year was primarily due to larger excess tax benefits of stock-based awards in 2022.

The change in income tax (benefit) expense and effective tax rate for the nine months ended September 30, 2022 compared to the same period in the prior year was primarily due to tax benefits associated with the Adamas legal entities reorganization in the first quarter of 2022.

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
Operating lease assets and lease liabilities as reported on the condensed consolidated balance sheets are as follows (dollars in thousands):

	Balance Sheet Classification	September 30, 2022	December 31, 2021
		(unaudited)
Assets
Operating lease assets	Other assets	$29,663	$35,365
Total lease assets		$29,663	$35,365

Liabilities
Lease liabilities, current
Operating lease liabilities, current portion	Accounts payable and accrued liabilities	$6,757	$6,477
Lease liabilities, long-term
Operating lease liabilities, long-term	Operating lease liabilities, long-term	36,028	41,298
Total lease liabilities		$42,785	$47,775

14.    Composition of Other Balance Sheet Items
The following details the composition of other balance sheet items (dollars in thousands for amounts in tables):
Accounts Receivables, Net
As of September 30, 2022 and December 31, 2021, the Company has recorded allowances reducing accounts receivable by approximately $12.8 million and $13.5 million, respectively. These allowances represent prompt pay discounts and contractual service fees, which were originally recorded as a reduction to revenues, representing estimated amounts not expected to be paid by our customers. The Company's customers are primarily pharmaceutical wholesalers and distributors and specialty pharmacies.
Inventories, Net

	September 30, 2022	December 31, 2021
	(unaudited)
Raw materials	$11,012	$7,325
Work in process	25,461	45,711
Finished goods	46,692	32,923
Total	$83,165	$85,959
Inventories as of September 30, 2022 include acquired inventory from the Adamas Acquisition. Refer to Note 3, Acquisition, for further discussion of the acquisition.
Property and Equipment, Net

	September 30, 2022	December 31, 2021
	(unaudited)
Lab equipment and furniture	$12,207	$12,287
Leasehold improvements	14,023	14,369
Software	1,007	4,776
Computer equipment	1,282	1,944
Construction-in-progress	291	33
	28,810	33,409
Less accumulated depreciation and amortization	(12,938)	(16,454)
Property and equipment, net	$15,872	$16,955
Depreciation and amortization expense on property and equipment was approximately $0.8 million and $2.2 million for the three and nine months ended September 30, 2022, respectively, and approximately $0.6 million and $1.9 million for the three and nine months ended September 30, 2021, respectively. The Company retired certain fully depreciated property and equipment in the nine months ended September 30, 2022.

Accounts Payable and Accrued Liabilities

	September 30, 2022	December 31, 2021
	(unaudited)
Accounts payable	$16,015	$9,331
Accrued professional & marketing fees	31,269	26,728
Accrued compensation	16,748	28,068
Accrued product costs	11,129	18,460
Accrued royalties (1)	11,671	13,821
Accrued clinical trial costs (2)	6,823	9,125
Operating lease liabilities, current portion (3)	6,757	6,477
Other accrued expenses	9,890	5,673
Total	$110,302	$117,683
_______________________________
(1) Refer to Note 16, Commitments and Contingencies.
(2) Includes preclinical and all clinical trial-related costs.
(3) Refer to Note 13, Leases.
Accrued Product Returns and Rebates

	September 30, 2022	December 31, 2021
	(unaudited)
Accrued product rebates	$119,162	$97,597
Accrued product returns	39,308	35,127
Total	$158,470	$132,724
Other Liabilities

	September 30, 2022	December 31, 2021
	(unaudited)
Nonrecourse liability related to sale of future royalties, long-term	$—	$5,977
Other liabilities	10,371	10,403
Total	$10,371	$16,380

15.    Interest Expense
The following details the composition of interest expense (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(unaudited)		(unaudited)
Interest expense	$(1,158)	$(5,033)	$(3,488)	$(14,593)
Interest expense on nonrecourse liability related to sale of future royalties	(566)	(892)	(1,988)	(2,896)
Total	$(1,724)	$(5,925)	$(5,476)	$(17,489)
For the three and nine months ended September 30, 2022, interest expense includes noncash interest expense related to amortization of deferred financing costs of $0.5 million and $1.6 million. For the three and nine months ended September 30, 2021, interest expense includes noncash interest expense related to amortization of deferred financing costs and amortization of the debt discount on the 2023 Notes of $4.4 million and $13.0 million. As discussed in Note 2, Summary of Significant Accounting Policies, the Company adopted ASU 2020-06 on January 1, 2022. As a result, interest expense for the three and nine months ended September 30, 2022 significantly decreased compared to the three and nine months ended September 30, 2021 due to the Company no longer recording interest expense on the previously recorded discount for the embedded conversion feature on the 2023 Notes.
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
In addition, USWM Enterprises had an existing license and distribution agreement for XADAGO. This included an annual minimum promotional spend to support the marketing of XADAGO for the first five years of the agreement which will end in 2022. As of September 30, 2022, there is no remaining contractual commitment.
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
NAMENDA XR/Namzaric Qui Tam Litigation
On April 1, 2019, Adamas was served with a complaint filed in the United States District Court for the Northern District of California (the District Court) (Case No. 3:18-cv-03018-JCS) against it and several Allergan entities alleging violations of federal and state false claims acts (FCA) in connection with the commercialization of NAMENDA XR and Namzaric by Allergan. The lawsuit is a qui tam complaint brought by an individual, asserting rights of the federal government and various state governments. The lawsuit was originally filed in May 2018 under seal, and Adamas became aware of the lawsuit when it was served. The complaint alleges that patents held by Allergan and Adamas covering NAMENDA XR and Namzaric were procured through fraud on the United States Patent and Trademark Office and that these patents were asserted against potential generic manufacturers of NAMENDA XR and Namzaric to prevent the generic manufacturers from entering the market, thereby wrongfully excluding generic competition resulting in artificially high price being charged to government payors. Adamas' patents in question were licensed exclusively to Forest Laboratories Holdings Limited. The complaint includes a claim for damages of "potentially more than $2.5 billion dollars," treble damages and statutory penalties. To date the federal and state governments have declined to intervene in this action. This case is currently stayed pending Adamas's and Allergan's interlocutory appeal of the District Court's December 11, 2020 order denying Adamas's and Allergan's motion to dismiss the complaint. The appeal is pending in the United States Court of Appeals for the Ninth Circuit (Case No. 21-80005). Argument was held on January 10, 2022. On August 25, 2022, the Ninth Circuit sided with the defendants by reversing the District Court’s public disclosure bar rulings and remanding the case back to the District Court to decide certain issues in the first instance. On October 11, 2022, the plaintiff filed a petition for rehearing with the Ninth Circuit. The petition remains pending. No decision has been reached as of the date of this filing. The Company intends to defend itself vigorously. However, the Company can offer no assurances that it will be successful in a litigation.

17.    Subsequent Events

SPN-830 Regulatory Development
In December 2021, we resubmitted the NDA for SPN-830 to the FDA. In February 2022, we received a notice from the FDA that the resubmission of the NDA for SPN-830 is considered as a Standard Review, thereby was assigned a PDUFA target action date in early October 2022. In October 2022, the FDA issued a CRL regarding the NDA for SPN-830. The CRL requires additional information and analysis related to the infusion device and drug product across several areas of the NDA including, but not limited to, labeling, product quality and manufacturing, device performance and risk analysis. In addition, the FDA mentions that approval of the NDA requires inspections that could not be completed in a timely manner due to COVID-19 travel restrictions. The CRL does not request additional efficacy and safety clinical studies. The FDA has made an initial determination that the amendment to the Company’s application in response to the CRL will be subject to a Class 2, or six-month, review timeline.
The Company is in the process of analyzing the CRL and determining next steps for the resubmission of the NDA. While it is too early to ascertain the full impact to our financial statements, we anticipate that we may identify indicators of impairment for the IPR&D asset that represents an estimate of the fair value of SPN-830, the product candidate, that could result from the non-approval of the NDA. The potential adjustment to the IPR&D asset that may be necessary as a result of any required interim impairment analysis may be material. Additionally, the Company also expects to assess adjustments to the fair value of the contingent consideration arrangements which includes milestones payments due upon achievement of certain FDA's regulatory approval and commercial launch of SPN-830. While we are unable to estimate the anticipated financial impact at this time, we expect potential adjustments, which may be material, will be recognized and reported within the fourth quarter of 2022. These adjustments could impact the Company’s future results of operations and financial condition.
APOKYN Litigation
     On October 3, 2022, Sage Chemical, Inc. and TruPharma, LLC filed a lawsuit in the United States District Court for the District of Delaware (Case No. 22-cv-1302) alleging that Supernus Pharmaceuticals, Inc., Britannia Pharmaceuticals Limited, and US WorldMeds Partners, LLC violated state and federal antitrust law in connection with APOKYN. The Company is currently reviewing the details of the complaint and will respond as appropriate.

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
In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. These forward-looking statements may include declarations regarding the Company’s belief or current expectations of management, such as statements including the words “budgeted,” “anticipate,” “project,” “forecast,” “estimate,” “expect,” “may,” “believe,” “potential,” and similar statements or expressions, which are intended to be among the statements that are forward-looking statements, as such statements reflect the reality of risk and uncertainty that is inherent in our business. Actual results may differ materially from those expressed or implied by such forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which are made as of the date this report was filed with the Securities and Exchange Commission. Our actual results and the timing of events could differ materially from those discussed in our forward-looking statements as a result of many factors, including those set forth under the “Risk Factors” section of our Annual Report on Form 10-K, our Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 8, 2022 and elsewhere in this report as well as in other reports and documents we file with the Securities and Exchange Commission from time to time. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances occurring after the date of this Quarterly Report on Form 10-Q.
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

Product Candidate	Indication	Development	NDA
SPN-830	Continuous treatment of motor fluctuations ("off" episodes) in PD patients		Complete Response Letter (CRL) received from FDA in October 2022
SPN-820	Treatment-resistant depression	Phase II
SPN-817	Treatment-resistant seizures	Phase I
SPN-443	CNS	Preclinical
SPN-446	CNS	Preclinical
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
In December 2021, we resubmitted the NDA to the FDA. In February 2022, we received a notice from the FDA that the resubmission of the NDA for SPN-830 is considered as a Standard Review, thereby was assigned a PDUFA target action date in early October 2022. In October 2022, the FDA issued a CRL regarding the NDA for SPN-830. The CRL requires additional information and analysis related to the infusion device and drug product across several areas of the NDA including, but not limited to, labeling, product quality and manufacturing, device performance and risk analysis. In addition, the FDA mentions that approval of the NDA requires inspections that could not be completed in a timely manner due to COVID-19 travel restrictions. The CRL does not request additional efficacy and safety clinical studies. The FDA has made an initial determination that the amendment to the Company’s application in response to the CRL will be subject to a Class 2, or six-month, review timeline.
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
Adamas Reorganization
In the first quarter of 2022 and subsequent to the Adamas Acquisition, the Company completed a reorganization of the Adamas legal entities in an effort to obtain operational, legal and other benefits that also resulted in certain state tax efficiencies. The reorganization had no effect on the condensed consolidated financial statements other than certain state tax efficiencies. (See Note 12, Income Tax (Benefit) Expense).

COVID-19 Impact
While the impact of the ongoing COVID-19 pandemic did not have a material adverse effect on our financial position or results of operations for the three months and nine months ended September 30, 2022, we continue to closely monitor the events and circumstances surrounding the COVID-19 pandemic and its impact on all aspects of our business operations. Since the situation surrounding the COVID-19 pandemic remains fluid and the duration uncertain, the long-term nature and extent of the impacts of the pandemic on our business operations and financial position cannot be reasonably estimated at this time. See “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K and "Risk Factors" in Part II, Item 1A of our Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 8, 2022 for additional information on risk factors that could impact our business and our results.
Operational Highlights
Qelbree Launch Update
•Total IQVIA prescriptions were 94,328 in the third quarter of 2022, an increase of 50% compared to total prescriptions of 62,938 in the second quarter of 2022. In September 2022, the most recent month available, total prescriptions reached 34,633.
•Qelbree continues to expand its base of prescribers, with approximately 14,265 prescribers in the third quarter of 2022, up from 9,276 prescribers from the second quarter of 2022.
Product Pipeline Update
SPN-830 (apomorphine infusion device) - Continuous treatment of motor fluctuations (“off” episodes) in Parkinson's disease (PD)
•In October 2022, the Company announced the U.S. Food and Drug Administration (FDA) issued a Complete Response Letter (CRL) for the SPN-830 New Drug Application (NDA). The CRL does not request additional efficacy and safety clinical studies but rather requires additional information and analysis related to the infusion device and drug product across several areas of the NDA, including labeling, product quality and manufacturing, device performance and risk analysis. In addition, the FDA mentions that approval of the NDA requires inspections that could not be completed in a timely manner due to COVID-19 travel restrictions. Supernus will continue to work closely with the FDA to address all questions, and when possible, to provide clarity regarding the potential timing of a resubmission of the NDA. The FDA has made an initial determination that the amendment to the Company’s application in response to the CRL will be subject to a Class 2, or six-month, review timeline.
SPN-820 - Novel first-in-class activator of mTORC1
•The Phase II multi-center, randomized double-blind placebo-controlled parallel design study of SPN-820 in adults with treatment-resistant depression is ongoing. The study will examine the efficacy and safety of SPN-820 over a course of five weeks of treatment in approximately 270 patients. The primary outcome measure is the change from baseline to end of treatment period on the Montgomery-Asberg Depression Rating Scale (MADRS) Total Score, a standard depression rating scale.
SPN-817 – A novel product candidate for the treatment of epilepsy
•An open-label Phase II clinical study of SPN-817 in patients with treatment-resistant seizures is expected to start in the fourth quarter of 2022.
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

Results of Operations
Comparison of the Three and Nine Months Ended September 30, 2022 and 2021
Revenues
Revenues consist primarily of net product sales of our commercial products in the U.S., supplemented by royalty revenues from our collaborative licensing arrangements. The following table provides information regarding our revenues during the three and nine months ended September 30, 2022 and 2021 (dollars in thousands):

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2022	2021	Amount	Percent	2022	2021	Amount	Percent
Net product sales
Trokendi XR	$69,599	$80,935	$(11,336)	(14)%	$204,033	$231,531	$(27,498)	(12)%
Oxtellar XR	30,528	29,728	800	3%	88,007	82,120	5,887	7%
GOCOVRI	27,878	—	27,878	**	75,179	—	75,179	**
Qelbree	18,326	2,370	15,956	**	37,708	2,685	35,023	**
APOKYN	18,261	24,627	(6,366)	(26)%	57,156	73,338	(16,182)	(22)%
Other(1)	8,132	7,872	260	3%	23,564	22,867	697	3%
Total net product sales	$172,724	$145,532	$27,192	19%	$485,647	$412,541	$73,106	18%
Royalty revenues	4,629	2,932	1,697	58%	14,263	8,184	6,079	74%
Total revenues	$177,353	$148,464	$28,889	19%	$499,910	$420,725	$79,185	19%
______________________________
(1) Includes net product sales of MYOBLOC, XADAGO and Osmolex ER.
The $27.2 million and 19% increase in net product sales for the three months ended September 30, 2022, as compared to the same period in 2021, was primarily due to the inclusion of $27.9 million in net product sales of GOCOVRI, subsequent to the completion of the Adamas Acquisition in November 2021, as well as a $16.0 million increase in net product sales of Qelbree, which was launched in May 2021. Partially offsetting this increase was a $11.3 million decrease in net product sales of Trokendi XR and a $6.4 million decrease in net product sales of APOKYN primarily attributable to the decline in unit demand due to competitive headwinds.
The $73.1 million and 18% increase in net product sales for the nine months ended September 30, 2022, as compared to the same period in 2021, was primarily due to the inclusion of $75.2 million in net product sales of GOCOVRI, subsequent to the completion of the Adamas Acquisition in November 2021, the increase of $5.9 million in net product sales of Oxtellar, as well as a $35.0 million increase in net product sales of Qelbree, which was launched in May 2021 for pediatric patients and in May 2022 for adult patients. Partially offsetting this increase was a $27.5 million decrease in net product sales of Trokendi XR and a $16.2 million decrease in net product sales of APOKYN primarily attributable to the decline in unit demand due to competitive headwinds.
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

The following table provides a summary of activity with respect to sales deductions and related accruals during the periods indicated (dollars in thousands):

	Accrued Product Returns and Rebates
	Product Returns	Product Rebates	Reduction to Accounts Receivable for Sales Discounts	Total
Balance at December 31, 2021	$35,127	$97,597	$13,537	$146,261
Provision
Provision for current year sales	13,846	321,860	55,693	391,399
Adjustments relating to prior year sales	(3,225)	31	(3)	(3,197)
Total provision	$10,621	$321,891	$55,690	$388,202
Less: Actual payments/credits	(6,440)	(300,326)	(56,447)	(363,213)
Balance at September 30, 2022	$39,308	$119,162	$12,780	$171,250

Balance at December 31, 2020	$29,603	$96,589	$11,404	$137,596
Provision
Provision for current year sales	9,945	275,352	51,472	336,769
Adjustments relating to prior year sales	(1,525)	1,334	19	(172)
Total provision	$8,420	$276,686	$51,491	$336,597
Less: Actual payments/credits	(4,611)	(274,639)	(51,677)	(330,927)
Balance at September 30, 2021	$33,412	$98,636	$11,218	$143,266
Accrued Product Returns and Rebates Balances
The accrued product returns balance increased from $33.4 million as of September 30, 2021 to $39.3 million as of September 30, 2022 principally due to the timing of related return activity and an increase in provision for product returns primarily for Qelbree.
The accrued product rebates balance increased from $98.6 million as of September 30, 2021 to $119.2 million as of September 30, 2022 due to timing of payments which more than offsets the increase in the provision.
Provision for Product Returns and Rebates
The provision for product returns increased from $8.4 million for the nine month period ended September 30, 2021 to $10.6 million for the nine month period ended September 30, 2022. The change was primarily attributable to an increase in volume of products sold with the launch of Qelbree for pediatric patients in the second quarter of 2021 and for adults in second quarter of 2022, partially offset by lower sales of Trokendi XR.
The provision for product rebates increased from $276.7 million for the nine month period ended September 30, 2021 to $321.9 million for the nine month period ended September 30, 2022. The increase was primarily attributable to higher sales volume, as well as higher per patient payments under both government and commercial managed care programs.
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
Royalty revenues were $4.6 million and $2.9 million for the three months ended September 30, 2022 and 2021, respectively. Royalty revenues were $14.3 million and $8.2 million for the nine months ended September 30, 2022 and 2021, respectively. The increase was primarily due to the Namzaric royalties for the three and nine months ended September 30, 2022. Namzaric royalty rights were acquired in connection with the Adamas Acquisition.

Cost of Goods Sold
Cost of goods sold was $25.9 million and $18.1 million for the three months ended September 30, 2022 and 2021, respectively. The increase was primarily due to higher Qelbree sales, offset by lower royalty expense compared to the same period in the prior year.
Cost of goods sold was $64.3 million and $58.1 million for the nine months ended September 30, 2022 and 2021, respectively. The increase was primarily due to higher Qelbree sales, offset by lower royalty expense compared to the same period in the prior year.
Royalty expense associated with the acquired commercial products, APOKYN and XADAGO, made up the majority of cost of goods sold. Royalty expense declined $2.4 million for the three months ended September 30, 2022 and $5.7 million for the nine months ended September 30, 2022 primarily due to the decline in APOKYN sales in 2022.
Research and Development Expenses
R&D expenses were $19.6 million and $19.7 million for the three months ended September 30, 2022 and 2021, respectively. R&D expenses were $56.8 million and $69.4 million for the nine months ended September 30, 2022 and 2021. The $12.6 million decrease for the nine months ended September 30, 2022 was primarily due to the write-down of the $15.0 million investment in Navitor LLC which was attributable to a single in-process research and development (IPR&D) asset and recorded in R&D expense in the first quarter of 2021, offset by a $2.0 million increase in costs associated with regulatory activities mainly related to acquired products.
Selling, General and Administrative Expenses
The following table provides information regarding our selling, general and administrative (SG&A) expenses during the periods indicated (dollars in thousands):

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2022	2021	Amount	Percent	2022	2021	Amount	Percent
Selling and marketing	$85,704	$50,704	$35,000	69%	$219,798	$137,531	$82,267	60%
General and administrative	26,610	21,328	5,282	25%	83,451	65,493	$17,958	27%
Total	$112,314	$72,032	$40,282	56%	$303,249	$203,024	$100,225	49%
Selling, general and administrative expenses increased by 56% to $112.3 million for the three months ended September 30, 2022. The increase was primarily due to increased marketing expenditures of approximately $30.5 million primarily for activities to support the launch of Qelbree to the adult population and the Qelbree direct-to-consumer campaign, which substantially occurred in the third quarter of 2022, as well as the acquired commercial products from Adamas Acquisition. In addition, general and administrative expenses increased $3.3 million due to higher professional and consulting costs and increased employee-related costs mainly to support IT and finance operations related to the ransomware incident, financial reporting and Adamas integration in 2022.
Selling, general and administrative expenses increased by 49% to $303.2 million for the nine months ended September 30, 2022. The increase was primarily due to increased marketing expenditures of (i) approximately $46.1 million primarily for activities to support the launch of Qelbree to the adult population and the Qelbree direct-to-consumer campaign, which substantially occurred in the third quarter of 2022, as well as (ii) approximately $8.0 million related to the commercial products acquired from the Adamas Acquisition. In addition, general and administrative expenses increased $10.7 million due to higher professional and consulting costs and increased employee-related costs mainly to support IT and finance operations related to the ransomware incident, financial reporting and Adamas integration in 2022.
Amortization of Intangible Assets
Amortization of intangible assets was $20.6 million and $6.0 million for the three months ended September 30, 2022 and 2021, respectively. Amortization of intangible assets was $61.9 million and $18.0 million for the nine months ended September 30, 2022 and 2021, respectively. The increase was due to amortization of the definite-lived intangible assets acquired in the Adamas Acquisition.
Contingent Consideration Expense (Gain)

The change in fair value of the contingent consideration liabilities was an expense of $0.5 million and $0.1 million for the three months ended September 30, 2022 and 2021, respectively. The contingent consideration expense was primarily due to an increase in the estimated fair value of regulatory and developmental milestones due to the passage of time.

The change in fair value of the contingent consideration liabilities was an expense of $1.9 million and a gain of $7.7 million for the nine months ended September 30, 2022 and 2021, respectively. The contingent consideration gain was primarily due to a reduction of the sales based contingent consideration liabilities associated with the USWM Acquisition recorded in the second quarter of 2021, offset by an increase in the estimated fair value of regulatory and developmental milestones due to the passage of time and the accretion to the payout amount related to the milestone achieved in the first quarter of 2022.
Other Income (Expense)
Other income (expense) was income of $1.1 million and an expense of $3.6 million for the three months ended September 30, 2022 and 2021, respectively. The increase in other income was principally due to a decrease of $4.2 million in interest expense. The decrease in interest expense was primarily related to the Company's adoption of ASU 2020-06 on January 1, 2022. As a result of the adoption, the Company no longer records interest expense on the previously recorded discount for the embedded conversion feature on the 2023 Notes.
Other income (expense) was income of $13.8 million and an expense of $8.8 million for the nine months ended September 30, 2022 and 2021, respectively. The increase in other income was primarily due to $12.9 million recognized in connection with the gain associated with the Navitor investment and a decrease in interest expense of $12.0 million primarily related to the Company's adoption of ASU 2020-06.
Income Tax (Benefit) Expense
Income tax benefit was $2.2 million and income tax expense was $7.4 million for the three months ended September 30, 2022 and 2021, respectively. The decrease was mainly due to lower earnings before income taxes. The effective income tax rate was 493.9% and 25.5% for the three months ended September 30, 2022 and 2021, respectively. The change in effective income tax rate was primarily due to larger excess tax benefits of stock-based awards in 2022.
Income tax benefit was $9.6 million and income tax expense was $20.1 million for the nine months ended September 30, 2022 and 2021, respectively. The effective income tax rate was (37.6)% and 28.3% for the nine months ended September 30, 2022 and 2021, respectively. The change in income tax (benefit) expense and effective income tax rate was primarily due to tax benefits associated with the Adamas legal entities reorganization in the first quarter of 2022.
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
The Company believes its balances of cash, cash equivalents and unrestricted marketable securities, which totaled $523.7 million as of September 30, 2022, along with cash generated from ongoing operations and continued access to debt markets, will be sufficient to satisfy its cash requirements over the next 12 months and beyond.
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

Financial Condition
Cash and cash equivalents, marketable securities, and long-term marketable securities as of the periods presented below, are as follows (dollars in thousands):

	September 30,	December 31,	Change
	2022	2021	Amount	Percent
Cash and cash equivalents	$111,492	$203,434	$(91,942)	(45)%
Marketable securities	280,297	136,246	144,051	106%
Long-term marketable securities	131,937	119,166	12,771	11%
Total	$523,726	$458,846	$64,880	14%
Total cash and cash equivalents, marketable securities and long-term marketable securities increased by $64.9 million in the first nine months of 2022, primarily due to cash generated from ongoing operations.
As of September 30, 2022 and December 31, 2021, the outstanding principal on our 0.625% Convertible Senior Notes Due 2023 (2023 Notes) was $402.5 million. No 2023 Notes have been converted as of September 30, 2022. We have reclassified the debt from long-term to current liabilities on our Condensed Consolidated Balance Sheet, as the debt matures in less than twelve months as of September 30, 2022. There were no changes to the separate convertible note hedge transactions (collectively, the Convertible Note Hedge Transactions) and separate warrant transactions (the Warrant Transactions). Refer to Part I, Item 1, Unaudited Condensed Financial Statements, Note 9, Convertible Senior Notes Due 2023, in the Notes to the Condensed Consolidated Financial Statements, for further discussion of the 2023 Notes and our other indebtedness.
Summary of Cash Flows
The following table summarizes the major sources and uses of cash for the periods set forth below (dollars in thousands):

	Nine Months Ended September 30, 2022		Change
	2022	2021	Amount
Net cash provided by (used in):
Operating activities	$89,262	$78,364	$10,898
Investing activities	(167,898)	(158,043)	(9,855)
Financing activities	(13,306)	6,320	(19,626)
Net change in cash and cash equivalents	$(91,942)	$(73,359)	$(18,583)
Operating Activities
Net cash provided by operating activities was $89.3 million and $78.4 million for the nine months ended September 30, 2022, and 2021, respectively. The increase in cash flows provided by operating activities was primarily due to changes in working capital which reflects the timing impacts of cash collections on receivables and settlement of payables.
Investing Activities
Net cash used in investing activities was $167.9 million for the nine months ended September 30, 2022, as compared to $158.0 million for the same period in 2021. Net cash used in investing activities primarily reflect cash flows from purchase, sale and maturities of marketable securities.
Financing Activities
Net cash used in financing activities was $13.3 million for the nine months ended September 30, 2022 compared to net cash provided by financing activities of $6.3 million for the same period in prior year. The change was primarily due to the payment of a contingent consideration milestone associated with the USWM Acquisition, offset by proceeds from the issuance of common stock.
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
Item 3.    Quantitative and Qualitative Disclosures About Market Risk
The primary objective of our investment activities is to preserve our capital to fund operations and to facilitate business development activities. We also seek to maximize income from our investments without assuming significant interest rate risk, liquidity risk, or risk of default by investing in investment grade securities with maturities of four years or less. Our exposure to market risk is confined to investments in cash, cash equivalents, marketable securities, and long-term marketable securities. As of September 30, 2022, we had unrestricted cash, cash equivalents, marketable securities, and long-term marketable securities of $523.7 million.
In connection with the 2023 Notes, we have separately entered into Convertible Note Hedge Transactions and Warrant Transactions to reduce the potential dilution of the Company’s common stock upon conversion of the 2023 Notes, and to partially offset the cost to purchase the Convertible Note Hedge Transactions, respectively.
Our cash and cash equivalents consist primarily of cash held at banks and investments in highly liquid financial instruments with an original maturity of three months or less. Our marketable securities as of September 30, 2022, which are reported at fair value, consist of money market funds; corporate and municipal debt securities; and other fixed income securities. All our investments in marketable securities are in the form of debt securities issued by governmental, corporate, and financial institutions whose debt is rated as investment grade and have maturities of one to four years. Because of the relatively short period that we hold our investments and because we generally hold these securities to maturity, we do not believe that a change in interest rates would have any significant impact on the realizable value of our investments. We do not have any currency or other derivative financial instruments other than outstanding warrants to purchase common stock and the convertible note hedges.
We may contract with clinical research organizations (CROs), investigational sites and contract manufacturing organizations (CMOs) globally. Currently, we have ongoing clinical trials for certain product candidates outside the U.S. We do not hedge our foreign currency exchange rate risk. Transactions denominated in currencies other than the U.S. dollar are recorded based on exchange rates at the time such transactions arise. As of September 30, 2022 and December 31, 2021, substantially all of our liabilities were denominated in the U.S. dollar.
Inflation generally affects us by increasing our cost of labor, cost of purchased goods, and the cost of services provided by our vendors. We do not believe that inflation and changing prices over the nine months ended September 30, 2022 and 2021 had a significant impact on our consolidated results of operations. However, in the future, inflation may have an effect on our consolidated results of operations.
Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures required by Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act has been appropriately recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosure. We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2022, the end of the period covered by this report. Based on that evaluation, under the supervision and with the participation of our management, including our CEO and CFO, we concluded that our disclosure controls and procedures were not effective as of September 30, 2022 due to the continued material weaknesses in our internal control over financial reporting as described in our Annual Report on Form 10-K as of December 31, 2021, (the "Form 10-K") and our Quarterly Reports on Form 10-Q as of March 31, 2022 and June 30, 2022 (the "Form 10-Q").
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
As discussed in Note 3 in the Notes to the Condensed Consolidated Financial Statements in Part I, Item 1, of this report, the Company completed its acquisition of Adamas Pharmaceuticals, Inc. (Adamas), a publicly traded biopharmaceutical company (Adamas Acquisition) on November 24, 2021. We are in the process of integrating Adamas with our controls over financial reporting. As such, the scope of our assessment of the effectiveness of our disclosure control and procedures as of September 30, 2022 did not include the internal control over financial reporting of Adamas, as permitted by the guidance of the Office of the Chief Accountant of the SEC (not to extend more than one year beyond the date of acquisition or for more than one annual reporting period).
Remediation of Material Weaknesses
Management is actively remediating the identified material weaknesses, and is committed to remediating the material weaknesses in a timely manner. As of September 30, 2022, we have taken steps to remediate the material weaknesses. These include the following:
•implementation of a new ERP system which went live during the second quarter of 2022
•performance of risk assessment procedures and reevaluation of control design and control procedures, both are ongoing
•active recruitment of key finance and IT personnel. Management identified those roles deemed critical to the remediation of the material weakness and are in the process of actively recruiting for those roles
•conducted training on internal control over financial reporting to employees and contractors
While we believe the steps we have undertaken so far will improve our internal control environment, the design and implementation of our remediation is ongoing and will require validation and testing of the design and operating effectiveness of our internal control over financial reporting for a sustained period of financial reporting cycles.
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
Changes in Internal Control over Financial Reporting
Our management, including our CEO and CFO, evaluated changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2022.
As the integration of Adamas as well as the remediation of the material weaknesses continues in 2022, we are implementing certain changes to our processes and procedures, which may result in changes to our internal control over financial reporting. Management has expanded its oversight of our internal control over financial reporting during this period,
Except for: 1) the above noted and previously reported material weaknesses and the related ongoing remediation activities described above, and 2) the ongoing integration of Adamas, there were no other changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rule 13a-15 that occurred during the quarter ended September 30, 2022 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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
Oxtellar XR®
Supernus Pharmaceuticals, Inc. v. Apotex Inc., et al., C.A. No. 20-cv-7870 (FLW)(TJB) (D.N.J.)
The Company received a Paragraph IV Notice Letter from generic drug makers Apotex Inc. and Apotex Corp. (collectively, “Apotex”) dated May 13, 2020 directed to nine of its Oxtellar XR® Orange Book patents. Supernus’s U.S. Patent Nos. 7,722,898; 7,910,131; 8,617,600; 8,821,930; 9,119,791; 9,351,975; 9,370,525; 9,855,278; and 10,220,042 generally cover once-a-day oxcarbazepine formulations and methods of treating seizures using those formulations. The FDA Orange Book lists all nine of the Company’s Oxtellar XR® patents as expiring on April 13, 2027. On June 26, 2020, the Company filed a lawsuit against Apotex alleging infringement of the Company’s nine patents. The Complaint—filed in the U.S. District Court for the District of New Jersey—alleges, inter alia, that Apotex infringed the Company’s Oxtellar XR® patents by submitting to the FDA an Abbreviated New Drug Application (“ANDA”) seeking to market a generic version of Oxtellar XR® prior to the expiration of the Company’s patents. Filing its June 26, 2020 Complaint within 45 days of receiving Apotex’s Paragraph IV certification notice entitles Supernus to an automatic stay preventing the FDA from approving Apotex’s ANDA for 30 months from the date of the Company’s receipt of the Paragraph IV Notice Letter. On September 4, 2020, Apotex answered the Complaint and denied the substantive allegations of the Complaint, asserting affirmative defenses that include non-infringement and invalidity. Apotex also asserted Counterclaims seeking declaratory judgments of non-infringement for the nine Oxtellar XR® Orange Book patents. On October 30, 2020, the Company filed its Reply, denying the substantive allegations of Apotex’s Counterclaims. On January 27, 2022, the Court issued an Order staying all litigation proceedings and administratively terminated the action. The Court lifted the stay on July 1, 2022. Pursuant to the Court’s January 27, 2022 and July 1, 2022 Orders, the 30-month Stay was extended by 152 days from November 14, 2022 to April 15, 2023. On August 1, 2022, the Court issued an Order consolidating this lawsuit with another pending lawsuit against Apotex, C.A. No. 22-cv-322, discussed below. The Court issued a revised Scheduling Order on October 11, 2022 that (i) provides for a final pre-trial conference and trial for May 2023; and (ii) further extends the 30-month stay. Pretrial discovery is ongoing as of the date of this submission.
Supernus Pharmaceuticals, Inc. v. Apotex Inc., et al., C.A. No. 22-cv-322 (FLW)(TJB) (D.N.J.)
The Company received a Paragraph IV Notice Letter from generic drug makers Apotex Inc. and Apotex Corp. (collectively, “Apotex”) dated December 10, 2021 directed to one of its Oxtellar XR® Orange Book patents. Supernus’s U.S. Patent No. 11,166,960 generally covers once-a-day oxcarbazepine formulations and methods of treating seizures using those formulations. The FDA Orange Book lists U.S. Patent No. 11,166,960 as expiring on April 13, 2027. On January 24, 2022, the Company filed a lawsuit against Apotex alleging infringement of U.S. Patent No. 11,166,960. The Complaint—filed in the U.S. District Court for the District of New Jersey—alleges, inter alia, that Apotex infringed U.S. Patent No. 11,166,960 by submitting to the FDA an Abbreviated New Drug Application (“ANDA”) seeking to market a generic version of Oxtellar XR® prior to the expiration of U.S. Patent No. 11,166,960. On January 27, 2022, in related Civil Action No. 20-cv-7870 (FLW)(TJB) (D.N.J.), the Court issued an Order staying all litigation proceedings and administratively terminated that related action. That Order further indicated that this action, i.e., Civil Action No. 22-cv-322 (FLW)(TJB) (D.N.J.), will also be stayed. The Court lifted the stay of both actions on July 1, 2022. Pursuant to the Court’s January 27, 2022 and July 1, 2022 Orders, the 30-month Stay was extended by 152 days from November 14, 2022 to April 15, 2023. On August 1, 2022, the Court issued an Order consolidating this lawsuit with another pending lawsuit against Apotex C.A. No. 20-cv-7870 and administratively terminated C.A. No. 22-cv-322, discussed above. As of the date of this submission, C.A. No. 22+-ca-322 remains administratively terminated.
Supernus Pharmaceuticals, Inc. v. RiconPharma LLC, et al., C.A. No. 21-cv-12133 (KM)(MAH) (D.N.J.)
The Company received a Paragraph IV Notice Letter from generic drug maker RiconPharma LLC dated April 20, 2021 directed to nine of its Oxtellar XR® Orange Book patents. Supernus’s U.S. Patent Nos. 7,722,898; 7,910,131; 8,617,600; 8,821,930; 9,119,791; 9,351,975; 9,370,525; 9,855,278; and 10,220,042 generally cover once-a-day oxcarbazepine formulations and methods of treating seizures using those formulations. The FDA Orange Book lists all nine of the Company’s Oxtellar XR® patents as expiring on April 13, 2027. On June 3, 2021, the Company filed a lawsuit against RiconPharma LLC and Ingenus Pharmaceuticals, LLC (collectively, “Ricon”) alleging infringement of the Company’s nine Oxtellar XR® patents. The Complaint—filed in the U.S. District Court for the District of New Jersey—alleges, inter alia, that Ricon infringed the Company’s Oxtellar XR® patents by submitting to the FDA an Abbreviated New Drug Application (“ANDA”) seeking to market a generic version of Oxtellar XR® prior to the expiration of the Company’s patents. Filing its June 3, 2021 Complaint within 45 days of receiving Ricon’s Paragraph IV certification notice entitles Supernus to an automatic stay preventing the FDA from approving Ricon’s ANDA for 30 months from the date of the Company’s receipt of the Paragraph IV Notice Letter. On August 30, 2021, Ricon answered the Complaint and denied the substantive allegations of the Complaint, asserting affirmative defenses that include non-infringement and invalidity. Ricon also asserted Counterclaims seeking declaratory judgments of non‑infringement for the nine Oxtellar XR® Orange Book patents. Supernus filed a motion to strike the jury demand in Ricon’s answer. On December 6, 2021, the Court signed an Order withdrawing the Jury demand from Ricon’s answer. On December 13, 2021, Ricon filed an amended Answer to Supernus’s Complaint. On December 15, 2021, the Company filed its reply, denying the substantive allegations of Ricon’s Counterclaims. On September 19, 2022, the Court issued an amended scheduling order that, among other things, moved the Final Pretrial Order deadline to June 30, 2023 (trial is still scheduled to commence in July 2023). Pretrial discovery is ongoing as of the date of this submission.
Supernus Pharmaceuticals, Inc. v. RiconPharma LLC, et al., C.A. No. 22-cv-6340 (KM)(MAH) (D.N.J.)
The Company received a Paragraph IV Notice Letter from generic drug maker RiconPharma, LLC (“Ricon”) dated October 7, 2022 directed to one of its Oxtellar XR® Orange Book patents. Supernus’s U.S. Patent No. 11,166,960 generally covers once-a-day oxcarbazepine formulations and methods of treating seizures using those formulations. The FDA Orange Book lists U.S. Patent No. 11,166,960 as expiring on April 13, 2027. On October 28, 2022, the Company filed a lawsuit against Ricon alleging infringement of U.S. Patent No. 11,166,960. The Complaint—filed in the U.S. District Court for the District of New Jersey—alleges, inter alia, that Ricon infringed U.S. Patent No. 11,166,960 by submitting to the FDA an Abbreviated New Drug Application (“ANDA”) seeking to market a generic version of Oxtellar XR® prior to the expiration of U.S. Patent No. 11,166,960. As of the date of this submission, Ricon has not answered the Complaint.
Trokendi XR®
Supernus Pharmaceuticals, Inc. v. Ajanta Pharma Limited, et al., C.A. No. 21-cv-6964 (GC)(LHG) (D.N.J.)
The Company received a Paragraph IV Notice Letter from generic drug maker Ajanta Pharma Limited dated February 10, 2021 directed to ten of its Trokendi XR® Orange Book patents. Supernus’s U.S. Patent Nos. 8,298,576; 8,298,580; 8,663,683; 8,877,248; 8,889,191; 8,992,989; 9,549,940; 9,555,004; 9,622,983; and 10,314,790 generally cover once-a-day topiramate formulations and methods of treating or preventing seizures and migraines using those formulations. The FDA Orange Book currently lists United States Patent No. 8,298,576 as expiring on April 4, 2028 and United States Patent Nos. 8,298,580; 8,663,683; 8,877,248; 8,889,191; 8,992,989; 9,549,940; 9,555,004; 9,622,983; and 10,314,790 as expiring on November 16, 2027. On March 26, 2021, the Company filed a lawsuit against Ajanta Pharma Limited and Ajanta Pharma USA Inc. (collectively “Ajanta”) alleging infringement of the Company’s Trokendi XR® Orange Book patents. The Complaint—filed in the U.S. District Court for the District of New Jersey—alleges, inter alia, that Ajanta infringed the Company’s Trokendi XR® patents by submitting to the FDA an Abbreviated New Drug Application (“ANDA”) seeking to market a generic version of Trokendi XR® prior to the expiration of the Company’s patents. Filing its March 26, 2021 Complaint within 45 days of receiving Ajanta’s Paragraph IV certification notice entitles Supernus to an automatic stay preventing the FDA from approving Ajanta’s ANDA for 30 months from the date of the Company’s receipt of the Paragraph IV Notice Letter. On June 7, 2021, Ajanta answered the Complaint and denied the substantive allegations of the Complaint, asserting affirmative defenses that include non-infringement and invalidity. Ajanta also asserted Counterclaims seeking declaratory judgments of non‑infringement and invalidity for the Trokendi XR® Orange Book patents. On June 28, 2021, the Company filed its reply, denying the substantive allegations of Ajanta’s Counterclaims. Following the initial Rule 16 Scheduling Conference, the Court issued a case schedule. On December 17, 2021, the Court issued an order consolidating this lawsuit with the lawsuit against Torrent, discussed below. The consolidation order extended the 30-month stay preventing the FDA from approving Ajanta’s ANDA to December 16, 2023. On August 17, 2022, the Court amended the scheduling order. Under the amended scheduling order, the Final Pretrial Conference is set for May 24, 2023. The amended scheduling order states that trial will commence in July 2023. Pretrial discovery is ongoing as of the date of this submission.
Supernus Pharmaceuticals, Inc. v. Torrent Pharmaceuticals Ltd., et al., C.A. No. 21-cv-14268 (GC)(LHG) (D.N.J.)
The Company received a Paragraph IV Notice Letter from generic drug maker Torrent Pharmaceuticals Ltd. dated June 15, 2021 directed to ten of its Trokendi XR® Orange Book patents. Supernus’s U.S. Patent Nos. 8,298,576; 8,298,580; 8,663,683; 8,877,248; 8,889,191; 8,992,989; 9,549,940; 9,555,004; 9,622,983; and 10,314,790 generally cover once-a-day topiramate formulations and methods of treating or preventing seizures and migraines using those formulations. The FDA Orange Book currently lists United States Patent No. 8,298,576 as expiring on April 4, 2028 and United States Patent Nos. 8,298,580; 8,663,683; 8,877,248; 8,889,191; 8,992,989; 9,549,940; 9,555,004; 9,622,983; and 10,314,790 as expiring on November 16, 2027. On July 28, 2021, the Company filed a lawsuit against Torrent Pharmaceuticals Ltd. and Torrent Pharma Inc. (collectively,

“Torrent”) alleging infringement of the Company’s Trokendi XR® Orange Book patents. The Complaint—filed in the U.S. District Court for the District of New Jersey—alleges, inter alia, that Torrent infringed the Company’s Trokendi XR® patents by submitting to the FDA an Abbreviated New Drug Application (“ANDA”) seeking to market a generic version of Trokendi XR® prior to the expiration of the Company’s patents. Filing its July 28, 2021 Complaint within 45 days of receiving Torrent’s Paragraph IV certification notice entitles Supernus to an automatic stay preventing the FDA from approving Torrent’s ANDA for 30 months from the date of the Company’s receipt of the Paragraph IV Notice Letter. On September 29, 2021, Torrent answered the Complaint and denied the substantive allegations of the Complaint, asserting affirmative defenses that include non-infringement and invalidity. Torrent also asserted Counterclaims seeking declaratory judgments of non‑infringement for the Trokendi XR® Orange Book patents. On November 3, 2021, the Company filed its reply, denying the substantive allegations of Torrent’s Counterclaims. Following the initial Rule 16 Scheduling Conference, the Court issued a case schedule. On December 17, 2021, the Court issued an order consolidating this lawsuit with the lawsuit against Ajanta, discussed above. On August 17, 2022, the Court amended scheduling order. Under the amended scheduling order, the Final Pretrial Conference is set for May 24, 2023. The amended scheduling order states that trial will commence in July 2023. Pretrial discovery is ongoing as of the date of this submission.
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
Supernus Pharmaceuticals, Inc. v. Alkem Laboratories Ltd., C.A. No. 22-cv-3511 (EEB)(SRH) (N.D. Ill.)
The Company received a Paragraph IV Notice Letter from generic drug maker Alkem Laboratories Ltd. dated May 25, 2022 directed to ten of its Trokendi XR® Orange Book patents. Supernus’s U.S. Patent Nos. 8,298,576; 8,298,580; 8,663,683; 8,877,248; 8,889,191; 8,992,989; 9,549,940; 9,555,004; 9,622,983; and 10,314,790 generally cover once-a-day topiramate formulations and methods of treating or preventing seizures and migraines using those formulations. The FDA Orange Book currently lists United States Patent No. 8,298,576 as expiring on April 4, 2028 and United States Patent Nos. 8,298,580; 8,663,683; 8,877,248; 8,889,191; 8,992,989; 9,549,940; 9,555,004; 9,622,983; and 10,314,790 as expiring on November 16, 2027. On July 6, 2022, the Company filed a lawsuit against Alkem Laboratories Ltd. (“Alkem”) alleging infringement of the Company’s Trokendi XR® Orange Book patents. The Complaint—filed in the U.S. District Court for the Northern District of Illinois—alleges, inter alia, that Alkem infringed the Company’s Trokendi XR® patents by submitting to the FDA an Abbreviated New Drug Application (“ANDA”) seeking to market a generic version of Trokendi XR® prior to the expiration of the Company’s patents. Filing its July 6, 2022 Complaint within 45 days of receiving Alkem’s Paragraph IV certification notice entitles Supernus to an automatic stay preventing the FDA from approving Alkem’s ANDA for 30 months from the date of the Company’s receipt of the Paragraph IV Notice Letter. On October 3, 2022, Alkem answered the Complaint and denied the substantive allegations of the Complaint, asserting affirmative defenses that include non-infringement and invalidity. On October 26, 2022, the Court issued a scheduling order. The scheduling order states that the Pretrial Conference will be in May 2024 and that trial will commence in June 2024. Pretrial discovery is ongoing as of the date of this submission.
Supernus Pharmaceuticals, Inc. v. Dr. Reddy's Laboratories, Ltd., et al., C.A. No. 22-cv-4705 (GC)(LHG) (D.N.J.)
The Company received a Paragraph IV Notice Letter from generic drug makers Dr. Reddy’s Laboratories Ltd. and Dr. Reddy’s Laboratories, Inc. dated June 9, 2022 directed to ten of its Trokendi XR® Orange Book patents. Supernus’s U.S. Patent Nos. 8,298,576; 8,298,580; 8,663,683; 8,877,248; 8,889,191; 8,992,989; 9,549,940; 9,555,004; 9,622,983; and 10,314,790 generally cover once-a-day topiramate formulations and methods of treating or preventing seizures and migraines using those formulations. The FDA Orange Book currently lists United States Patent No. 8,298,576 as expiring on April 4, 2028 and United States Patent Nos. 8,298,580; 8,663,683; 8,877,248; 8,889,191; 8,992,989; 9,549,940; 9,555,004; 9,622,983; and 10,314,790 as expiring on November 16, 2027. On July 22, 2022, the Company filed a lawsuit against Dr. Reddy’s Laboratories Ltd. and Dr. Reddy’s Laboratories, Inc. (“DRL”) alleging infringement of the Company’s Trokendi XR® Orange Book patents. The Complaint—filed in the U.S. District Court for the District of New Jersey—alleges, inter alia, that DRL infringed the Company’s Trokendi XR® patents by submitting to the FDA an Abbreviated New Drug Application (“ANDA”) seeking to market a generic version of Trokendi XR® prior to the expiration of the Company’s patents. Filing its July 22, 2022 Complaint within 45 days of receiving DRL’s Paragraph IV certification notice entitles Supernus to an automatic stay preventing the FDA from approving DRL’s ANDA for 30 months from the date of the Company’s receipt of the Paragraph IV Notice Letter. On October 7, 2022, DRL answered the Compliant and denied the substantive allegations of the Complaint, asserting affirmative defenses that include non-infringement and invalidity. As of the date of this submission, the Court has not issued a case schedule.
Sage Chemical, Inc., et al. v. Supernus Pharmaceuticals, Inc., et al., C.A. No. 22-cv-1302 (CFC) (D. Del.)
On October 3, 2022, Sage Chemical, Inc. and TruPharma, LLC filed a lawsuit in the United States District Court for the District of Delaware alleging that Supernus Pharmaceuticals, Inc., Britannia Pharmaceuticals Limited, and US WorldMeds Partners, LLC violated state and federal antitrust law in connection with APOKYN® (apomorphine HCl). The Company is currently reviewing the details of the Complaint and will respond as appropriate.
Supernus Pharmaceuticals, Inc. v. Ajanta Pharma Limited, C.A. No. 22-cv-1431 (D. Del.)
The Company received a Paragraph IV Notice Letter from Ajanta Pharma Limited (“Ajanta”) on or around September 21, 2022, advising the Company of the filing by Ajanta of an Abbreviated New Drug Application with the U.S. Food and Drug
[1] Previously, the Company was in a lawsuit against Zydus Pharmaceuticals (USA) Inc. and Cadila Healthcare Limited concerning an Abbreviated New Drug Application (“ANDA”) for Zydus’s proposed generic equivalents of the 25 mg, 50 mg, and 100 mg strengths of Trokendi XR®. A settlement agreement was entered into between the Company and Zydus Pharmaceuticals (USA) Inc. and Cadila Healthcare Limited concerning the previous lawsuit. See https://www.sec.gov/Archives/edgar/data/1356576/000110465917031191/a17-10293_1ex10d1.htm.

Administration (“FDA”) seeking approval for Oxcarbazepine Extended-Release Tablets, 150 mg, 300 mg, and 600 mg. The Notice Letter is directed to the Oxtellar XR® Orange Book patents, namely United States Patent Nos. 7,722,898, 7,910,131, 8,617,600, 8,821,930, 9,119,791, 9,351,975, 9,370,525, 9,855,278, 10,220,042, and 11,166,960. The FDA Orange Book currently lists all ten of the Oxtellar XR® Orange Book patents as expiring on April 13, 2027. On October 28, 2022, the Company filed a lawsuit against Ajanta alleging infringement of the Company’s Oxtellar XR® patents. The Complaint—filed in the U.S. District Court for the District of Delaware—alleges, inter alia, that Ajanta infringed the Company’s Oxtellar XR® patents by submitting to the FDA an Abbreviated New Drug Application (“ANDA”) seeking to market a generic version of Oxtellar XR® prior to the expiration of the Company’s patents. Filing its October 28, 2022 Complaint within 45 days of receiving Ajanta’s Paragraph IV certification notice entitles Supernus to an automatic stay preventing the FDA from approving Ajanta’s ANDA for 30 months from the date of the Company’s receipt of the Paragraph IV Notice Letter. As of the date of this submission, Ajanta has not answered the Complaint.
XADAGO®
On June 10, 2021, Newron Pharmaceuticals S.p.A. ("Newron"), Zambon S.p.A. ("Zambon") and Supernus Pharmaceuticals, Inc. (the "Company"), through its subsidiary MDD US Operations, LLC (collectively, "Plaintiffs"), initiated litigation against generic drug makers Aurobindo Pharma Limited, Aurobindo Pharma USA Inc., MSN Laboratories Private Limited ("MSN"), Optimus Pharma Pvt Ltd, Prinston Pharmaceutical, Inc., RK Pharma, Inc. and Zenara Pharma Private Limited (collectively, "Defendants") for infringement of three FDA Orange Book patents covering XADAGO®, the Company's once-daily product indicated as adjunctive treatment to levodopa/carbidopa in patients with Parkinson's Disease experiencing "off" episodes. U.S. Patent Nos. 8,076,515, 8,278,485 and 8,283,380 (collectively, the "XADAGO Patents") cover the pharmaceutical formulation of and methods of treatment with safinamide. The XADAGO Patents expire between June 2027 and March 2031. The Company has a license agreement with Zambon, Newron's partner, related to the XADAGO Patents, and as a new chemical entity, XADAGO was under the 5-year FDA exclusivity period that expired on March 21, 2022. The Complaint - filed in the U.S. District Court for the District of Delaware - alleges that the Defendants infringed the XADAGO Patents by submitting to the U.S. Food and Drug Administration (FDA) Abbreviated New Drug Applications (ANDAs) seeking to market generic versions of XADAGO prior to the expiration of the patents. Filing the Complaint within 45 days of receiving each of the Defendants' Paragraph IV notice letters entitles the Plaintiffs to an automatic stay preventing the FDA from approving the Defendants' ANDAs for 30 months from the date of the Plaintiffs' receipt of the Paragraph IV Notice Letters. The parties agreed on a case schedule. A trial has been set for January 8, 2024. On March 22, 2022, defendant Optimus Pharma Pvt Ltd. was dismissed from the case without prejudice. Fact discovery is ongoing with the remaining defendants. A claim construction hearing originally scheduled for August 22, 2022 has been rescheduled for December 1, 2022.
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
Adamas's patents in question were licensed exclusively to Forest. The complaint includes a claim for damages of “potentially more than $2.5 billion dollars,” treble damages and statutory penalties. To date the federal and state governments have declined to intervene in this action. This case is currently stayed pending Adamas's and Allergan's interlocutory appeal of the District Court's December 11, 2020 order denying Adamas's and Allergan's motions to dismiss the complaint. The appeal is pending in the United States Court of Appeals for the Ninth Circuit (Case No. 21-80005). Argument was held on January 10, 2022. On August 25, 2022, the Ninth Circuit sided with the defendants by reversing the District Court’s public disclosure bar rulings and remanding the case back to the District Court to decide certain issues in the first instance. On October 11, 2022, the plaintiff filed a petition for rehearing with the Ninth Circuit. The petition remains pending.
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
Item 1A. Risk Factors
Any investment in our business involves a high degree of risk. Before making an investment decision, you should carefully consider the information we include in this Quarterly Report on Form 10-Q, including our condensed consolidated financial statements and related notes; the additional information in the other reports we file with the Securities and Exchange Commission; and the risks described in our Annual Report on Form 10-K for the year ended December 31, 2021, on Form 10-Q for the period ended June 30, 2022, and on this Quarterly Report on Form 10-Q for the period ended September 30, 2022. These risks may result in material harm to our business and our financial condition and results of operations. If a material, adverse event was to occur, the market price of our common stock may decline, and you could lose part or all of your investment.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
(a)     Sales of Unregistered Securities.
During the nine months ended September 30, 2022, all of the Company’s grants of equity awards occurred pursuant to its 2021 Equity Incentive Plan (the “2021 Plan”). Securities issued under the 2021 Plan are registered on the Company’s Form S-8 filed on June 25, 2021.
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

101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, formatted in Inline XBRL: (i) Cover Page, (ii) Condensed Consolidated Statements of Earnings, (iii) Condensed Consolidated Statements of Comprehensive Earnings, (iv) Condensed Consolidated Balance Sheets, (v) Condensed Consolidated Statements of Changes in Stockholders' Equity, (vi) Condensed Consolidated Statements of Cash Flows, and (vii) the Notes to Condensed Consolidated Financial Statements, tagged in summary and detail.

104	The cover page of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, formatted in Inline XBRL (included with the Exhibit 101 attachments).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUPERNUS PHARMACEUTICALS, INC.

DATED: November 9, 2022	By:	/s/ Jack A. Khattar
Jack A. Khattar President and Chief Executive Officer

DATED: November 9, 2022	By:	/s/ Timothy C. Dec
Timothy C. Dec Senior Vice President and Chief Financial Officer