Form 10-K
period 2022-12-31
SUPERNUS PHARMACEUTICALS, INC.
filed 2023-03-09
CIK 1356576

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED December 31, 2022
or

☐	TRANSMISSION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM                                    TO
 COMMISSION FILE NUMBER: 001-35518
SUPERNUS PHARMACEUTICALS, INC.
(Exact name of registrant as specified in its charter)

Delaware			20-2590184
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification Number)

9715 Key West Avenue	Rockville	MD	20850
(Address of Principal Executive Offices)			(zip code)
	(301)	838-2500
(Registrant's telephone number, including area code)
SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

TITLE OF EACH CLASS:	Outstanding at February 22, 2023	Trading Symbol	NAME OF EACH EXCHANGE ON WHICH REGISTERED:
Common Stock, $0.001 Par Value	54,376,904	SUPN	NASDAQ Stock Market LLC
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☒    No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
As of June 30, 2022, the aggregate market value of the common stock held by non-affiliates of the registrant based on the closing price of the common stock on the NASDAQ Global Market was $1,545,750,083.
DOCUMENTS INCORPORATED BY REFERENCE
Certain portions of the registrant's definitive Proxy Statement for its 2023 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission not later than 120 days after the end of the registrant's 2022 fiscal year end, are incorporated by reference into Part III of this Annual Report on Form 10-K.

SUPERNUS PHARMACEUTICALS, INC.
FORM 10-K
For the Year Ended December 31, 2022

Unless the content requires otherwise, the words "Supernus," "we," "our" and "the Company" refer to Supernus Pharmaceuticals, Inc. and/or one or more of its subsidiaries, as the case may be. These terms are used solely for the convenience of the reader. Supernus Pharmaceuticals, Inc. and each of its subsidiaries are distinct legal entities. For example, MDD US Operations, LLC, a wholly-owned indirect subsidiary of Supernus Pharmaceuticals, Inc., is the exclusive licensee and distributor of APOKYN in the United States and its territories. Adamas Operations, LLC ("Adamas Operations"), a wholly-owned indirect subsidiary of Supernus Pharmaceuticals, Inc., wholly owns the patents and patent applications related to GOCOVRI and Osmolex ER and has a license agreement with Supernus Pharmaceuticals, Inc., granting Supernus Pharmaceuticals, Inc. rights to market and sell GOCOVRI and Osmolex ER.
We, including our subsidiaries, are the owner/licensee of various U.S. federal trademark registrations (®) and registration applications (TM), including the following marks referred to in this Annual Report on Form 10-K, pursuant to applicable U.S. intellectual property laws: "Supernus®", "Microtrol®", "Solutrol®", "Trokendi XR®", "Oxtellar XR®", "Qelbree®", "XADAGO®", "MYOBLOC®", "APOKYN®", "GOCOVRI®", "Osmolex ER®", "Namzaric®", and the registered Supernus Pharmaceuticals logo.
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
These forward-looking statements include expectations regarding the Company's recent and future interactions and communications with the U.S. Food and Drug Administration (FDA) concerning the New Drug Applications (NDA) for SPN-830, the outcome of any additional device testing associated with the SPN-830 NDA submission, the potential approval of SPN-830 following resubmission, and the potential benefits and commercialization of SPN-830. In addition to the factors mentioned in this annual report, such risks and uncertainties include, but are not limited to, the Company's ability to sustain and increase its profitability; the Company's ability to raise sufficient capital to fully implement its corporate strategy; the implementation of the Company’s corporate strategy, including the successful identification and implementation of business development opportunities; the Company's future financial performance and projected expenditures; the Company's product research and development activities, including the timing and progress of the Company's clinical trials, and projected expenditures; the Company's ability to receive, and the timing of any receipt of, regulatory approvals to develop and commercialize the Company's product candidates; the Company's ability to protect its intellectual property and operate its business without infringing upon the intellectual property rights of others; the Company's expectations regarding federal, state and foreign regulatory requirements; the therapeutic benefits, effectiveness and safety of the Company's product candidates; the accuracy of the Company's estimates of the size and characteristics of the markets that may be addressed by its products and product candidates; the Company's ability to increase its manufacturing capabilities for its products and product candidates; the Company's projected markets and growth in markets; the early entry into the market of generic equivalents to all the Company's approved products; the Company's ability to develop successful product formulations that are accepted by patients, physicians, and payors; availability of potential funding sources; the Company's ability to meet its staffing needs; the Company's ability to comply with the Corporate Integrity Agreement and other risk factors set forth from time to time in the Company's filings with the Securities and Exchange Commission made pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended.
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

Adamas Acquisition and Reorganization
On October 10, 2021, the Company entered into an Agreement and Plan of Merger by and among the Company, Adamas Pharmaceuticals, Inc. (Adamas) and Supernus Reef, Inc., a Delaware corporation and a wholly-owned subsidiary of the Company (Purchaser) (Adamas Agreement). On November 24, 2021 (the Closing Date), the Company completed its purchase of all of the outstanding equity of Adamas, pursuant to the Adamas Agreement dated October 10, 2021, and the Purchaser was merged with and into Adamas (the Merger), with Adamas continuing as the surviving corporation in the Merger as a wholly-owned subsidiary of the Company (Adamas Acquisition). On the Closing Date, Adamas owned two marketed products: GOCOVRI (amantadine) extended-release capsules, the first and only FDA approved medicine indicated for the treatment of both "off" episodes and dyskinesia in patients with PD receiving levodopa-based therapy and as an adjunctive treatment to levodopa/carbidopa in patients with PD experiencing "off" episodes; and Osmolex ER (amantadine) extended-release tablets, approved for the treatment of PD and drug-induced extrapyramidal reactions in adult patients. Adamas also owns the right to receive royalties from Allergan plc for sales of Namzaric (memantine hydrochloride extended-release and donepezil hydrochloride) in the United States.
In the first quarter of 2022 and subsequent to the Adamas Acquisition, the Company completed a reorganization of the Adamas legal entities in an effort to obtain operational, legal and other benefits that also resulted in certain state tax efficiencies. The reorganization had no effect on the consolidated financial statements other than certain state tax efficiencies. Refer to Note 12, Income Tax (Benefit) Expense in Part II, Item 8—Financial Statements of this report.
Our Strategy
Our mission is to improve the lives of patients suffering from CNS diseases. Our vision is to be a leader in the CNS industry by developing and commercializing new medicines for the treatment of CNS diseases. Key elements of our strategy to achieve this vision include:
•Drive growth and profitability. Using dedicated sales and marketing resources in the U.S., we will continue to drive the revenue growth of our marketed products.
•Advance product candidates toward commercialization. Several product candidates in our pipeline are in early-to-late stage clinical testing, and moving toward being commercially available to patients.
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
Commercial Products
Our commercial products, including those sold by or through our subsidiaries, include:
Qelbree®
Qelbree (viloxazine extended-release capsules) is a novel non-stimulant product indicated for the treatment of ADHD in adults and pediatric patients 6 years and older. On April 2, 2021, the FDA approved Qelbree for the treatment of ADHD in pediatric patients 6 to 17 years of age. In May 2021, the Company launched Qelbree for pediatric patients in the U.S. On April 29, 2022, the FDA approved Qelbree for treatment of ADHD in adult patients. The Company launched Qelbree for adult patients in May 2022.
Trokendi XR®
Trokendi XR is indicated for (1) Epilepsy: initial monotherapy for the treatment of partial-onset and primary generalized tonic-clonic (PGTC) seizure in patients 6 years of age and older (1.1); adjunctive therapy for the treatment of partial-onset, primary generalized tonic-clonic seizures, or seizures associated with Lennox-Gastaut Syndrome in patients 6 years of age and older (1.2); and for (2) preventive treatment of migraine in patients 12 years of age and older. Trokendi XR is the first once-daily extended release topiramate product indicated for the treatment of epilepsy and the prophylaxis of migraine headaches in adults and adolescents in the U.S. market.

The Company entered into settlement agreements with third parties permitting the sale of a generic version of Trokendi XR on or after January 1, 2023. For more information, refer to Part I, Item I—Business—Intellectual Property and Exclusivity in this annual Report on Form 10-K.
Oxtellar XR®
Oxtellar XR is indicated for treatment of partial-onset seizure in adults and children 6 years of age and older. Oxtellar XR is the first once-daily extended release oxcarbazepine product indicated for the treatment of epilepsy in the U.S. market. In 2013, we launched Oxtellar XR for adjunctive therapy in the treatment of partial-onset seizures in adults and children 6 to 17 years of age. In January 2019, we launched Oxtellar XR for monotherapy treatment of partial onset epilepsy seizures in adults and children 6 to 17 years of age.
GOCOVRI®
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
XADAGO was approved by the FDA in March 2017.
Osmolex ER®
Osmolex ER (amantadine) extended release tablets is for the treatment of PD and drug-induced extrapyramidal reactions in adult patients.
Osmolex ER was approved by the FDA in February 2018.
MYOBLOC®
MYOBLOC (rimabotulinumtoxinB) is a product indicated for the treatment of cervical dystonia to reduce the severity of abnormal head position and neck pain associated with cervical dystonia in adults and treatment sialorrhea in adults. MYOBLOC is the only Type B toxin available on the market. MYOBLOC injections must be administered by a physician.
MYOBLOC was approved by the FDA in December 2000 for the treatment of adults with cervical dystonia. In August 2019, the FDA approved a supplemental Biologics License Application (sBLA) for MYOBLOC for the treatment of chronic sialorrhea in adults.

Research and Development
We are committed to the development of innovative product candidates in neurology and psychiatry, including the following:

Product Candidate	Indication	Development	NDA
SPN-830	Continuous treatment of motor fluctuations ("off" episodes) in PD patients		Complete Response Letter (CRL) received from FDA in October 2022
SPN-820	Treatment-resistant depression	Phase II
SPN-817	Focal seizures	Phase I
We also engage in a variety of additional research and development effort including developing a pipeline of novel CNS product candidates for the treatment of various CNS conditions. We have devoted and continue to devote significant resources to research and development activities. We expect to incur significant expenses as we continue developing each of our product candidates through FDA approval or until the program terminates; and expanding product indications for approved products and intellectual property portfolio. Our expectations regarding our research and development programs are subject to the risks described under Item 1A—Risk Factors—Risks Related to Our Industry and Business, which includes the following risks among others — (1) The Company's financial condition and results of operations for fiscal year 2023 and beyond may be materially and adversely affected by the ongoing COVID-19 pandemic; and (2) Delays and failures in the completion of clinical development of our product candidates would increase our costs, delay, or limit our ability to generate revenues.
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
In December 2021, we resubmitted the NDA to the FDA. In February 2022, we received a notice from the FDA that the resubmission of the NDA for SPN-830 was considered as a Standard Review and was assigned a PDUFA target action date in early October 2022. In October 2022, the FDA issued a Complete Response Letter (CRL) regarding the NDA for SPN-830. The CRL requires additional information and analysis related to the infusion device and drug product across several areas of the NDA including, but not limited to, labeling, product quality and manufacturing, device performance and risk analysis. In addition, the FDA mentions that approval of the NDA requires inspections that could not be completed in a timely manner due to COVID-19 travel restrictions. The CRL does not request additional efficacy and safety clinical studies. The FDA has made an initial determination that the amendment to the Company’s application in response to the CRL will be subject to a Class 2, or six-month, review timeline. In February 2023, the FDA granted the Company a Type C meeting request to discuss the CRL with the meeting scheduled in April 2023.
SPN-820 (NV-5138)
SPN-820 is a first-in-class, orally active small molecule that activates brain mTORC1 (mechanistic target of rapamycin complex 1), a gatekeeper of cellular metabolism and renewal. SPN-820 binds to and modulates sestrin, which senses amino acid availability in the brain, a potent natural activator of mTORC1.
Complex 1 of the mechanistic target of rapamycin (mTORC1) activity governs the pace and ability of the cell to synthesize protein and other cellular components. This complex may be suppressed in people suffering from depression. In other disease states such as severe depression, inadequate mTORC1 activity contributes to disease pathology by limiting energy utilization and protein synthesis, leading to impaired function. Multiple preclinical studies have shown that mTORC1 activation is required for the efficacy of many rapid-acting antidepressant compounds, including but not limited to modulators of the N-methyl-D-aspartic-acid (NMDA)-mediated signaling pathway like ketamine.
A Phase I trial demonstrated early proof of concept in which a single dose of SPN-820 showed a rapid and sustained improvement in core symptoms, with favorable safety and tolerability in patients with treatment resistant depression. We believe the novel MOA in depression may improve symptoms of depression in patients who have failed other agents.
An Investigational New Drug (IND) application was submitted to the FDA in September 2021. We initiated a Phase II multi-center, randomized double-blind placebo-controlled parallel design study of SPN-820 in adults with treatment resistant depression. The study will examine the efficacy and safety of SPN-820 over a course of five weeks of treatment in approximately 270 patients. The primary outcome measure is the change from baseline to end of treatment period on the Montgomery-Asberg Depression Rating Scale (MADRS) Total Score, a standard depression rating scale.
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
The Company has commenced an open-label Phase II clinical study of SPN-817 in patients with treatment-resistant seizures.
Sales and Marketing
We market our products through our own sales forces in the U.S. and seek strategic collaborations with other pharmaceutical companies to commercialize our products outside of the U.S. We have a commercial sales and marketing organization in the U.S. to support sales of our commercial products. We believe our current sales forces are effectively targeting healthcare providers to support and grow our current commercial products.
As a result of the acquisitions in 2021 and 2020, we established our commercial capabilities in the Parkinson's area with a focus on serving movement disorder specialists and other specialized health care providers in the U.S.
With the launches of Qelbree for both pediatric and adult patients, we expanded our sales efforts to market the commercial product to the relevant physician audience of psychiatrists, pediatricians, primary care physicians and allied health professionals. Our sales representatives who previously supported Trokendi XR and Oxtellar XR now devote their full efforts to the launch of Qelbree.
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
Each of our three major customers, AmerisourceBergen Drug Corporation, Cardinal Health, Inc., and McKesson Corporation, individually accounted for more than 25% of our total product revenue in 2022 and collectively accounted for more than 80% of our total product revenue in 2022.
Market and Competition
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
Qelbree is a novel nonstimulant taken once-daily for full-day exposure. Efficacy and symptom improvement was observed early in treatment in clinical studies. Also, it has a proven safety and tolerability profile, with no evidence of abuse potential in clinical studies. Qelbree is the first nonstimulant treatment for ADHD approved by the FDA in over a decade.
Competition in the U.S. ADHD market has increased with the commercial launch of several branded products in recent years, as well as the launch of generic versions of branded drugs, such as Adderall XR, Intuniv, Kapvay and Strattera. Treatment options for ADHD in the U.S. market can be broadly classified as either stimulant or as non-stimulant products.
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
We believe extended release products, particularly Trokendi XR and Oxtellar XR, may offer important advantages in the treatment of epilepsy. The release profiles of extended release products can produce more consistent and steadier plasma concentrations as compared to immediate release products, potentially resulting in fewer side effects, better tolerability, fewer emergency room visits, improved efficacy, and fewer breakthrough seizures. In addition, Trokendi XR's and Oxtellar XR's once-daily dosing is designed to improve patient adherence over the current immediate release products, which must be taken multiple times per day. We believe a once-daily dosing regimen improves adherence, making it more probable that patients take their medication and maintain sufficient levels of medication in their bloodstreams. Extended release products may help patients improve adherence and, consequently, help patients enjoy a better quality of life.
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
As in epilepsy, we believe extended release products, particularly Trokendi XR, may offer important advantages for the treatment of migraines. Trokendi XR also competes with other products used for the prevention of migraine headaches. Most notably, this includes anti-CGRPs (calcitonin gene related peptide), which is a class of products first introduced in 2018; Botox; beta-blockers; valproic acid; and amitriptyline.
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
The most commonly prescribed medicine for PD is levodopa. PD patients are frequently prescribed levodopa to help replace dopamine, which is reduced in the brain. However, motor disabilities as a result of levodopa wearing off remain a significant problem for over half of PD patients. Patients in an "off" state, including those whose last dose of oral levodopa has worn off and whose next oral dose has not yet begun to take effect, can suffer from reduced coordination or mobility for several hours per day. Carbidopa may be used along with levodopa to improve its efficacy and reduce the amount of levodopa needed to control PD symptoms. There are a number of alternative adjunctive treatment options (FDA-approved and in clinical development) for Parkinson's patients, including various levodopa preparations, dopamine agonists, MAO-B inhibitors, and others.
APOKYN is given as needed as an adjunct to levodopa/carbidopa therapy in PD patients who experience "off" episodes. In well-controlled clinical studies, APOKYN injections were effective in treating "off" periods, as measured by the motor function subset of the Unified Parkinson's Disease Rating Scale (UPDRS). For patients for whom oral levodopa will not sufficiently control "off" periods, the Company has commercialized APOKYN, delivered via an injection pen. Patients taking APOKYN saw 95% of "off" episodes reversed, with improvement beginning as quickly as 10 minutes post-dosing in clinical studies. With the alternative of immobility and limited function, we believe the rapid and reliable reduction of "off" episode symptoms is of utmost importance to patients. APOKYN competes with all apomorphine hydrochloride products, including KYNMOBI. It also competes with other pro re nata (PRN) therapies such as Inbrija, and other adjunctive therapies, including NOURIANZ. APOKYN also competes with other products for the treatment of PD, both branded and generic, including levodopa products.
For patients who experience significant "off" time each day, the Company has developed a product candidate as a continuous infusion device (SPN-830) to deliver apomorphine subcutaneously. The infusion may reduce the variability in motor symptoms of PD and offer improved tolerability versus the acute injection route.
For patients not ready to try parenteral therapy, oral MAO-B inhibitors, such as XADAGO, may provide a decrease in "off" time of up to one hour per day when combined with appropriate levodopa therapy. In the XADAGO clinical trials, patients experienced more beneficial "on" time, a time when Parkinson's symptoms are reduced, without troublesome uncontrolled involuntary movement (dyskinesia), compared to those receiving a placebo. The increase in "on" time was accompanied by a reduction in "off" time and better scores on a measure of motor function assessed during "on" time than before treatment. XADAGO competes with other MAO-B inhibitors used to treat "off" episodes in PD, including rasagiline (AZILECT) and selegiline (Zelapar and EMSAM). XADAGO also competes with other products for the treatment of PD, both branded and generic, including levodopa products.
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
In well-controlled studies, botulinum toxins like MYOBLOC have been shown to improve symptoms as measured on the Toronto Western Spasmodic Torticollis Rating Scale, including pain. Based on clinical studies, MYOBLOC injections offer patients struggling with painful cervical dystonia symptoms relief as early as two weeks after injection, with the duration of effect between 12-16 weeks.
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
We have agreements with CMOs headquartered North America, including: Patheon Pharmaceuticals, Inc. (a subsidiary of Thermo Fisher Scientific Inc.), Packaging Coordinators, Inc., Aphena Pharma Solutions, and Catalent Pharma Solutions, Europe, and Asia for the manufacturing and packaging of some of our commercial products, including those of our subsidiaries, as well as for our pipeline product candidates. For Qelbree, Trokendi XR, GOCOVRI, and Oxtellar XR we currently rely on third-party CMOs for the manufacturing and packaging of final commercial products. We rely on third-party CMOs in Asia for the manufacturing of bulk drug substance for Trokendi XR and Oxtellar XR and rely on a third-party CMO in Europe for the raw materials and manufacturing of Qelbree and GOCOVRI. With respect to GOCOVRI, we have an additional manufacturer of bulk drug substance. These CMOs offer a comprehensive range of contract manufacturing and packaging services.
We purchase APOKYN, MYOBLOC, XADAGO, and Osmolex ER as finished goods. APOKYN is manufactured and packaged in Europe for the U.S. market and is supplied to us by our licensing partner, Britannia. Britannia (a subsidiary of Stada Arzneimittel AG) also supplies injectable apomorphine to the European market under the brand name Apo-go. MYOBLOC is manufactured and packaged in Europe by Merz GmbH & Co. KGaA (Merz). Under the contract manufacturing agreement with Merz for the manufacture and supply of MYOBLOC, the Company has an annual minimum purchase requirement of MYOBLOC amounting to an estimated €3.9 million. XADAGO is manufactured and packaged in Europe by Zambon S.p.A. (Zambon). Osmolex ER is manufactured and packaged in the U.S. by Osmotica Pharmaceutical US LLC (Osmotica), which is the sole manufacturer of Osmolex ER and a subsidiary of Osmotica Pharmaceuticals plc.

Refer to Part I, Item 1A—Risk Factors—If we fail to produce our products and product candidates in the volumes that we require on a timely basis or fail to comply with stringent regulations applicable to pharmaceutical drug manufacturers, we may face delays in the development and commercialization of our products and product candidates or be required to withdraw our products from the market for risks associated with manufacturing and supply of our products and product candidates.
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
We are also engaged in generating and assessing New Chemical Entities (NCEs). These NCEs are generated by leveraging our expertise in structure function relationships in active molecules. Our NCEs are being assessed in preclinical pharmacology models for CNS activity and are advancing towards Investigational New Drug application (IND), enabling toxicology studies to support potential future clinical investigation.
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
Patent Portfolio
Our commercial products, including those of our subsidiaries, covered by active patents include Trokendi XR, Oxtellar XR, Qelbree, GOCOVRI, Osmolex ER and XADAGO. We, or our subsidiaries, own all of the issued patents for Trokendi XR, Oxtellar XR, Qelbree, GOCOVRI, Osmolex ER, as well as the pending U.S. patent applications for Oxtellar XR, Qelbree, GOCOVRI, and Osmolex ER. We have a license from Zambon for the U.S. patents that cover XADAGO.
The Company has ongoing litigations concerning Trokendi XR, Oxtellar XR and XADAGO. For more information, refer to Part I, Item 3—Legal Proceedings in this annual Report on Form 10-K.
Qelbree
We have three families of pending U.S. non-provisional and foreign counterpart patent applications for Qelbree. Patents, if issued, could expire from 2029 to 2033. We have patents issued in the U.S., Canada, and certain countries in Europe covering a method of treating ADHD using viloxazine hydrochloride. In a second family, covering the novel synthesis process of the active ingredient, we have patents issued in the U.S. as well as in certain foreign countries. In a third family, we have four patents issued in the U.S. covering modified release formulations of viloxazine hydrochloride, three of which cover Qelbree. We also have patents issued in certain foreign countries. We own all of the issued patents and the pending patent applications.

Trokendi XR
We currently have 10 U.S. patents that cover Trokendi XR. We own all of the issued patents. We also own additional foreign patents for extended release topiramate. The ten issued U.S. patents covering Trokendi XR will expire no earlier than 2027.
The Company has entered into settlement agreements with third parties, permitting the sale of a generic version of Trokendi XR on or after January 1, 2023.
Oxtellar XR
Our extended release oxcarbazepine patent portfolio currently includes 13 U.S. patents, ten of which cover Oxtellar XR. The ten issued U.S. patents covering Oxtellar XR will expire no earlier than 2027. We own all of the issued patents and the pending U.S. patent applications. We also own additional foreign patents for extended release oxcarbazepine.
XADAGO
As an NCE, XADAGO was under the 5-year FDA exclusivity period that expired on March 21, 2022. The patent portfolio covering XADAGO has three U.S. patents licensed from Zambon. These patents will expire from 2027 to 2031.
GOCOVRI
The patent portfolio covering GOCOVRI includes 18 U.S. patents. We have additional pending applications containing method and composition claims relating to the pharmacokinetic profile and dosing, and formulations of amantadine extended release. The issued patents expire through 2038. These patents and patent applications are owned by Adamas Operations and, as of the first quarter of 2022 are licensed to Supernus Pharmaceuticals, Inc. We, through our subsidiary Adamas Operations, own additional foreign patents and patent applications covering amantadine extended release.
Prior to our acquisition of Adamas, Adamas entered into settlement agreements with third parties, permitting the sale of a generic version of GOCOVRI (amantadine) extended release capsules (including for any new indications approved under the GOCOVRI NDA) on or after March 4, 2030, or earlier under certain circumstances.
Osmolex ER
Osmolex ER is covered for its FDA-approved indications by 18 issued U.S. patents and additional applications containing method and composition claims relating to the pharmacokinetic profile and dosing, and formulations of amantadine extended release. These issued patents expire through 2038. These patents and patent applications are wholly owned by Adamas Operations and, as of the first quarter of 2022 are licensed to Supernus Pharmaceuticals, Inc. Adamas Operations also owns additional foreign patents covering Osmolex ER.
Namzaric
Namzaric is covered by 19 U.S. patents containing method and compositions claims relating to the pharmacokinetic profile and dosing of memantine. These patents expire as late as 2029. Namzaric is currently marketed by Allergan plc under an exclusive license agreement between Adamas Pharmaceuticals LLC (Adamas Pharmaceuticals) and Forest Laboratories Holdings Limited ("Forest"), an indirect, wholly-owned subsidiary of Allergan plc (collectively, "Allergan") in the United States. Adamas Pharmaceuticals also owns additional foreign patents and patent applications covering Namzaric.
SPN-830 (apomorphine infusion device)
Our SPN-830 development program is potentially eligible to receive the Orphan Drug Designation in the U.S. If such designation is granted by the FDA, SPN-830 would receive 7 years of U.S. exclusivity from the time of approval by the FDA.
SPN-817 (huperzine A)
We have two U.S. patents licensed from Harvard University covering the method of treating seizures to potentially cover our SPN-817 development program. We have one patent issued in the U.S. and one in China relating to extended release formulations of huperzine. We additionally have pending patent applications in the U.S. and certain foreign countries.
SPN-817 has received Orphan Drug designation for both Dravet Syndrome and Lennox-Gastaut Syndrome from the FDA.

SPN-820 (NV-5138)
Under the terms of the April 2020 Development Agreement with Navitor, we have an exclusive option to license or acquire NV-5138 in all world territories, prior to initiation of the Phase III clinical program.
Other Intellectual Property Rights
We, including our subsidiaries, seek trademark protection in the U.S. and internationally, where available and when appropriate. We, including our subsidiaries, have filed for trademark protection for several marks, which are used in connection with our pharmaceutical research and development collaborations as well as with our products and those of our subsidiaries. We or our subsidiaries are the owner/licensee of various U.S. federal trademark registrations (®) and registration applications (TM), including the following marks referred to in this Annual Report on Form 10-K, pursuant to applicable U.S. intellectual property laws: "Supernus®", "Microtrol®", "Solutrol®", "Trokendi XR®", "Oxtellar XR®", "Qelbree®", "XADAGO®", "MYOBLOC®", "APOKYN®", "GOCOVRI®", "Osmolex ER®", "Namzaric®", and the registered Supernus Pharmaceuticals logo.
From time to time, we, including our subsidiaries may find it necessary or prudent to obtain licenses from third party IP holders. Where licenses are readily available at a reasonable cost, such licenses are considered a normal cost of doing business. In other instances, however, we or our subsidiaries may use the results of freedom-to-operate inquiries and internal analyses to guide our early-stage research away from areas where we are likely to encounter obstacles in the form of third party IP. For example, where a third party holds relevant IP and is a direct competitor, a license might not be available on commercially reasonable terms or at all. We, and our subsidiaries, strive to identify potential third party IP issues in the early stages of our research programs in order to minimize the cost and disruption of resolving such issues.
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
Collaborations and Licensing Arrangements
We, including our subsidiaries, obtained exclusive licenses from third parties for proprietary rights to support our, and our subsidiaries', commercial products and product candidates. Under these in-licensing agreements, we or our subsidiaries may be required to pay certain amounts upon the achievement of defined milestones. If these products are ultimately commercialized, we or the applicable subsidiary are also obligated to pay royalties to third parties, computed as a percentage of net product sales, for each respective product under a license agreement.
We, including our subsidiaries, also have entered into out-licensing agreements to license our intellectual property and technology or that of our subsidiaries to third parties. Under these out-license agreements, we or our subsidiaries may be entitled to receive certain amounts upon the achievement of defined milestones and royalties from third parties, generally computed as a percentage of net product sales, for each respective product under a license agreement.
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
Under the agreement, we are obligated to pay Britannia a royalty based upon U.S. net sales, adjusted for other product related costs for APOKYN, SPN-830 and any other commercial products jointly developed under the agreement. The parties have also agreed to a cost sharing arrangement for the development of new products beyond APOKYN. Under the agreement, we are obligated to pay more than half of the related costs associated with the development of SPN-830 or other new products that are commercialized solely by the Company in the U.S. For costs associated with new products that are commercialized both inside and outside the Territory, we are obligated to pay less than half of related costs.
We have agreed to use commercially reasonable efforts to develop and commercialize products under the agreement. The initial 15 year term of the agreement is subject to automatic renewal periods unless canceled by either party. Either party may terminate the agreement under certain circumstances, including a material breach of the agreement by the other.
XADAGO
In February 2016, we entered into a License and Distribution Agreement and a Supply Agreement with Zambon. Under the License and Distribution Agreement, we are the exclusive distributor of XADAGO in the U.S. and we are prohibited from selling or distributing in the U.S. certain product that compete with XADAGO. Also, Zambon is eligible to receive up to $30.0 million in future payments upon the achievement of sales-based milestones, which are based upon specified annual net product sales of XADAGO in the U.S. During the term of the License and Distribution Agreement, we are also obligated to pay a royalty on net product sales of XADAGO in the U.S. In the event that XADAGO annual net sales exceed the specified U.S. annual net product sales thresholds, the royalty percent increases and could go as high as the mid-teens.
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
We have a contract manufacturing agreement with Merz Pharma GmbH & Co. KGaA (Merz) for the manufacture and supply of MYOBLOC and NerBloc (Merz Agreement). Pursuant to the Merz Agreement, Merz is required to provide a dedicated manufacturing facility including a stand-alone building, dedicated clean room suites, dedicated manufacturing and purification equipment, and filling and packaging production lines (collectively, the manufacturing facility) to manufacture finished products. The Merz Agreement will expire in July 2027, unless the Company and Merz mutually agree to extend the term. The Merz Agreement may not be terminated for convenience. Under the terms of the Merz Agreement, the Company is required to purchase a minimum quantity of finished products on an annual basis. This minimum purchase requirement represents the in-substance fixed contract consideration associated with the dedicated manufacturing facility. The Company has an annual minimum purchase quantity requirement of finished products.
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
Total payments, exclusive of royalty payments on net sales of NV-5138 and development costs under the agreement, have the potential to reach $410 million to $475 million, which includes the upfront payment of $25 million paid in 2020, an additional license or acquisition fee depending on whether the Company ultimately licenses or acquires NV-5138, and subsequent clinical, regulatory and sales based milestone payments. We also will have the first right of refusal for any compound with a similar MOA to NV-5138 on mTORC1 in the central nervous system.

See Part II, Item 8, Financial Statements and Supplementary Data, Note 5, Investments, in the Notes to the Consolidated Financial Statements.
Namzaric
Namzaric (memantine hydrochloride extended release and donepezil hydrochloride) capsules for the treatment of moderate to severe dementia of an Alzheimer's type is currently marketed by Allergan plc under an exclusive license agreement between Adamas Pharmaceuticals and Forest Laboratories Holdings Limited ("Forest"), an indirect, wholly-owned subsidiary of Allergan plc (collectively, "Allergan") in the United States. Adamas Pharmaceuticals receives royalties on net sales of Namzaric from May 2020. Allergan is responsible for all manufacturing related to Namzaric.
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
Zydus Pharmaceuticals (USA), Inc.
The Company has settlement and licensing agreements dated in March 2017 and December 2022 with Zydus Pharmaceuticals (USA), Inc. (Zydus) (collectively, the "Zydus Agreements") to settle patent litigation and to grant Zydus with a non-exclusive license to market a generic version of Trokendi XR in the U.S. The Company is eligible to receive royalties under the Zydus Agreements based on net product sales and the number of generic equivalent products on the market in the U.S. Zydus launched its generic version of Trokendi XR in the first quarter of 2023.
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
A marketing approval authorizes commercial marketing of the drug, with specific prescribing information for specific indications. As a condition of NDA approval, the FDA may require a risk evaluation and mitigating strategy (REMS) to help ensure that the benefits of the drug outweigh the potential risks. REMS can include medication guides, communication plans for health care professionals, and elements to assure safe use, such as restricted distribution methods, patient registries, and other risk minimization tools. Moreover, as a condition to product approval, the FDA may require substantial post-marketing testing and surveillance to monitor the drug's safety or efficacy in commercial use and may impose other conditions, including distribution and labeling restrictions, which can materially affect the potential addressable market and profitability of the drug. Once granted, product approvals may be withdrawn if compliance with regulatory standards is not maintained, if problems are identified following initial marketing, or if post-marketing commitments are not met. Certain of the Company's commercial products have post-marketing commitments.
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
Orphan Drug Designation
Orphan drug designation is granted by the FDA to drugs intended to treat a rare disease or condition, which is generally a disease or condition that affects fewer than 200,000 individuals in the U.S., but there is no reasonable expectation that the cost of developing and making the product available in the U.S. for the disease or condition will be recovered from sales of the product. Orphan drug designation must be requested before submitting an NDA. Orphan drug designation does not convey any advantage or shorten the duration of the regulatory review and approval process. However, if an orphan drug later receives approval for the indication for which it has an orphan designation, the FDA may not approve any other applications to market the same drug for the same indication. Exceptions to this policy include showing clinical superiority to the product with the orphan drug exclusivity or if the license holder cannot supply sufficient quantities of the product. Orphan drug exclusivity in the U.S., which is seven years, does not prevent the FDA from approving a different drug for the same disease or condition, or the same drug for a different disease or condition, provided the sponsor has conducted appropriate clinical trials required for approval. Among the other benefits of an orphan drug designation, are tax credits for certain research expenses and waiver of the NDA application user fee for the orphan indication. However, a competitor obtaining orphan product exclusivity for a therapeutic agent before we do, could block the approval of one of our products for seven years for the same indication, unless we are able to demonstrate that our product is clinically superior, or the competitor cannot supply sufficient quantities of the product.
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
As a consequence of the USWM Acquisition, and under the terms of the CIA, the Company has assumed the extensive obligations of the MDD Subsidiaries concerning the ongoing maintenance of an effective compliance and disclosure program to promote compliance with the statutes, regulations and written directives of Medicare, Medicaid and all other Federal health care programs and with the statutes, regulations and written directives of the FDA. The CIA has a term of five years, with the final Reporting Period ending in April 2024, and imposes material burdens on the Company, its officers and directors to take actions designed to insure compliance with applicable healthcare laws, including requirements to maintain specific compliance positions within the Company, to report any non-compliance with the terms of the agreement, to submit annual reports to the Office of Inspector General of the U.S. Department of Health and Human Services and to have prepared an annual audit by an Independent Review Organization. The CIA sets forth potentially substantial stipulated monetary penalties for non-compliance with the terms of the agreement. In addition, the Company may be excluded from participation in federally funded healthcare programs for a material breach of the CIA, which would result in substantial losses to the Company.
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
The Federal Open Payments program requires certain manufacturers, including those that engage in the production, preparation, propagation, compounding, or conversion of drugs, devices, biological, and medical supplies for which payment is available under Medicare, Medicaid, or the Children's Health Insurance Program, with certain exceptions, to report annually to the federal government information related to payments and other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists, and chiropractors) and teaching hospitals, as well as certain ownership and investment interests held by physicians and their immediate family members. Effective with the 2022 report filing, we are also required to report information regarding payments and other transfers of value provided during the previous year to physician assistants, nurse practitioners, clinical nurse specialists, certified nurse anesthetists and anesthesiologist assistants, and certified nurse-midwives.
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
In addition, we are subject to data privacy and security regulations by the federal government, the states, and certain foreign governments in which we conduct our business. The legislative and regulatory landscape for privacy and data protection continues to evolve, and there has been an increasing focus on privacy and data protection issues which may affect our business. Numerous federal and state laws and regulations, including state security breach notification laws, state health information privacy laws and federal and state consumer protection laws, govern the collection, use, disclosure, and protection of personal information. Failure to comply with such laws and regulations could result in government enforcement actions and create liability for us (including the imposition of significant penalties), private litigation and/or adverse publicity that negatively affects our business. In addition, healthcare providers who prescribe our products and research institutions we collaborate with are subject to privacy and security requirements under the Health Insurance Portability and Accountability Act of 1996 (HIPAA), as amended by the Health Information Technology for Economic and Clinical Health Act (HITECH). HIPAA and its implementing regulations impose certain requirements on covered entities, including certain healthcare providers, health plans, and healthcare clearinghouses as well as their respective business associates (including us) that create, receive, maintain or transmit individually identifiable health information for or on behalf of a covered entity and their subcontractors that use, disclose, access, or otherwise process individually identifiable protected health information, relating to the privacy, security and transmission of individually identifiable health information. Among other things, HITECH makes HIPAA's privacy and security standards directly applicable to business associates, which are independent contractors or agents of covered entities that receive or obtain protected health information in connection with providing a service on behalf of a covered entity. HITECH also created four new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates and possibly other persons, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorneys' fees and costs associated with pursuing federal civil actions. In addition, state laws govern the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts.
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
In addition to regulations in the U.S., we are subject to a variety of foreign regulations governing clinical trials, commercial sales, as well as the distribution of our product candidates, to the extent we choose to clinically evaluate or sell products outside of the U.S. Whether or not we obtain FDA approval for a product, we must obtain approval of a product by the appropriate regulatory authorities of foreign countries before we can commence clinical trials or marketing of the product in those countries. The requirements, approval process and the time frame varies for each jurisdiction. As in the U.S., post-approval regulatory requirements, such as those regarding product manufacture, marketing, or distribution, would apply to any product that is approved outside the U.S. We generally market our products outside of the U.S. through licensing arrangements.
Refer to Part I, Item 1A—Risk Factors, for discussion of risks associated with government regulations.
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
Over the past several years an increasing number of U.S. states have passed, or are in the process of passing, new regulations designed to increase pricing transparency associated with pharmaceutical manufacturers. Many states have determined that it's in their preferred interest to take legislative action in order to curb drug price increases and to decrease their annual pharmaceutical spend. This momentum is likely to continue in the years ahead. Many of the enacted state price transparency regulations fall into the following categories: advance notice of price increases; price increase reporting; periodic price reports; new drug reporting; price information disclosures to Health Care Professionals and state agencies. The potential penalties for noncompliance vary by state regulation. While certain regulations do not contain specific penalty clauses most do and can contain penalties that can be significant per violation for noncompliance.
Environmental Matters
Our operations and those of our third-party manufacturers and suppliers are subject to national, state and local environmental laws. We have made, and intend to continue to make, expenditures and undertake efforts to comply with applicable laws. We believe the safety procedures utilized by us for the handling and disposing hazardous materials comply with the standards prescribed by applicable laws and regulations.
Human Capital
Our success begins and ends with our people. Our solid progress to date reflects the talent and hard work of all of our employees. We consider the intellectual capital of our employees to be an essential driver of our business and key to our future prospects. Attracting, developing, and retaining talented people in technical, marketing, sales, research, and other positions is crucial to executing our strategy and our ability to compete effectively. As of December 31, 2022, we employed 612 full-time employees in the U.S. None of our employees are represented by a labor union. We consider relations with our employees to be good.
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
We are committed to the safety, health, and security of our employees. We believe a hazard-free environment is critical for the success of our business. Throughout our operations, we strive to ensure that all our employees have access to safe workplaces that allow them to succeed in their jobs. Our experience and continuing focus on workplace safety has enabled us to preserve business continuity without sacrificing our commitment to keeping our colleagues and workplace visitors safe.
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

		Page
Risks Related to Our Industry and Business
•	We are dependent on the commercial success of our products in the U.S.	29
•	If generics or other versions of extended or controlled release oxcarbazepine or topiramate, or other products including generics containing apomorphine hydrochloride, amantadine, or viloxazine hydrochloride, are approved and successfully commercialized, our business could be materially harmed.	30
•	We are subject to uncertainty relating to payment or managed care reimbursement policies, which, if not favorable for our products or product candidates, could hinder or prevent our commercial success.	31
•	We depend on wholesalers, distributors, and specialty pharmacies for the retail distribution of our products. If we lose any of our significant wholesaler, distributor, or specialty pharmacy accounts, our business could be harmed.	32
•	Final marketing approval of any of our product candidates or approval of additional indications for existing products by the FDA or other regulatory authorities may be delayed, limited, or denied, any of which would adversely affect our ability to generate operating revenues.	33
•
We rely on and will continue to rely on outsourcing arrangements for certain of our critical activities, including clinical research of our product candidates, manufacture of our compounds and product candidates, and the manufacture of our commercial products. If we fail to produce our products and product candidates in the volumes that we require on a timely basis or fail to comply with stringent regulations applicable to pharmaceutical drug manufacturers, we may face delays in the development and commercialization of our products and product candidates or be required to withdraw our products from the market.
		34

ITEM 1A. RISK FACTORS.

•	If we do not obtain marketing exclusivity for our product candidates, our business may suffer.	35
•	We depend on collaborators to work with us to develop, manufacture and commercialize our products and product candidates. We have in-licensed or acquired a portion of our intellectual property necessary to develop certain of our product candidates. If we fail to comply with our obligations under any of these arrangements, we could lose the benefit of such collaborative relationships, including licenses or intellectual property rights.	38
•	Our clinical trials for our product candidates may fail to demonstrate acceptable levels of safety, efficacy, or other requirements, which could prevent or significantly delay regulatory approval.	41
•	Delays or failures in the completion of clinical development of our product candidates would increase our costs, delay, or limit our ability to generate revenues.	42
•	If we fail to comply with healthcare regulations, we could face substantial penalties. Our business, operations, and financial condition could be adversely affected.	47
•	We could be involved in lawsuits to protect or enforce our patents, which could be expensive, time consuming, distracting, and ultimately unsuccessful.	49
•	Limitations on our patent rights relating to our products and product candidates may limit our ability to prevent third parties from competing against us.	49
•	We face potential litigation and product liability exposures. If successful claims are brought against us, we may incur substantial liabilities.	51
•	Cybersecurity incidents may adversely impact our financial condition, results of operations, and reputation. Security breaches and other disruptions could compromise our information and expose us to liability which would cause our business and reputation to suffer.	52
•	Compliance with the terms and conditions of our Corporate Integrity Agreement requires significant resources and management time and, if we fail to comply, we could be subject to penalties or, under certain circumstances, excluded from government healthcare programs, which would materially adversely affect our business.	55

Risks Related to Our Finances and Capital Requirements
•	Our operating results may fluctuate significantly.	55
•	We identified material weaknesses in our internal controls which might cause stockholders to lose confidence in our financial and other public reporting, particularly if not remediated appropriately and timely, which in turn would harm our business and the trading price of our common stock.	56
•	We have and may further expand our business through acquisitions of new product lines or businesses, which exposes us to various risks, including difficulties in integrating acquisitions. Our recent acquisition poses certain incremental risks to the Company.	57
•	Any impairment in the value of our intangible assets, including goodwill, would negatively affect our operating results and total capitalization.	59

Risks Related to Securities Markets and Investment in Our Stock
•	Anti-takeover provisions under our charter documents and Delaware law could delay or prevent a change of control, which could negatively impact the market price of our common stock.	61
•	Our indebtedness and liabilities could limit the cash flow available for our operations, expose us to risks that could adversely affect our business, financial condition, and results of operations, and impair our ability to satisfy our obligations under the notes.	62
•	Our Credit Line is secured by a portfolio of marketable securities and we may be required to post additional collateral.	63
•	Our Credit Line is an uncommitted debt facility that may be terminated by the lender at any time.	63

General Risk Factors
•	Obtaining and maintaining patent protection depends on compliance with various procedural, document submission, fee payment, and other requirements imposed by governmental patent agencies. Our patent protection could be reduced or eliminated for non-compliance with these requirements.	64
•	Our insurance coverage may not be sufficient to cover our legal claims or other losses that we may incur in the future.	64
•	Complying with increased financial reporting and securities laws reporting requirements has increased our costs and requires additional management resources. We may fail to meet these obligations.	66

ITEM 1A. RISK FACTORS.
Risks Related to Our Industry and Business
We are dependent on the commercial success of our products in the U.S.
Our financial performance, including our ability to replace revenue and income lost to generic products and other competitors as well as to grow our business, depends heavily on the commercial success of our products. A substantial amount of our resources are focused on generating, maintaining and/or expanding the revenue generated by our approved products in the U.S. If any of our major products, including, Oxtellar XR®, Qelbree®, GOCOVRI®, or APOKYN®, were to become subject to problems, such as changes in prescription growth rates, unexpected side effects, loss of intellectual property protection, supply chain or product supply shortages, regulatory proceedings, changes in labeling, publicity adversely affecting doctor or patient confidence in our product, material product liability litigation, pressure from new or existing competitive products, or adverse changes in coverage under managed care programs, the adverse impact on our revenue and profit could be significant. As noted in the "Business" section of this report, sales of a generic version of Trokendi XR® began in January 2023 and we expect those competitive products to significantly impact the sales of Trokendi XR and have an adverse impact on our revenue and profit. In addition, our revenue and profit could be significantly impacted by the timing and rate of commercial acceptance of key new products.
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

ITEM 1A. RISK FACTORS.
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
If generics or other versions of extended or controlled release oxcarbazepine or topiramate, or other products including generics containing apomorphine hydrochloride, amantadine, or viloxazine hydrochloride, are approved and successfully commercialized, our business could be materially harmed.
Third parties have, and in the future may, receive approval to manufacture and market their own versions of extended release topiramate in the U.S. For example, Upsher-Smith launched Qudexy XR (extended release topiramate) and a branded generic version of Qudexy XR in 2014. Upsher Smith also entered into a settlement with two generic companies to launch a generic to Qudexy XR in 2020. In February 2021, one of the generic companies, Glenmark, entered the U.S. market with its own therapeutically equivalent generic products to Qudexy XR. The Company has entered into settlement agreements with third parties permitting the sale of a generic version of Trokendi XR on January 1, 2023. Sales of a generic version of Trokendi XR® began in January 2023. We have the right to defend our products against third parties who may infringe or are infringing our patents.
Third parties in the future may receive approval to manufacture and market their own versions of extended release oxcarbazepine or generics of Oxtellar XR in the U.S. In addition, we are aware of companies who are marketing modified-release oxcarbazepine products outside of the U.S., such as Apydan, which was developed by Desitin Arzneimittel GmbH and which requires twice-daily administration. If companies with modified-release oxcarbazepine products outside of the U.S. pursue or obtain approval of their products within the U.S., such competing products may limit the potential success of Oxtellar XR in the U.S. Our business and growth prospects could be materially impaired.
Accordingly, if any third party is successful in obtaining approval to manufacture and market a generic or its own version of extended release oxcarbazepine or topiramate in the U.S., we may not be able to prospectively realize revenues from Oxtellar XR or Trokendi XR.
In addition, third parties have, and in the future may, receive approval to manufacture and market their own products, including generics containing apomorphine hydrochloride for the treatment of Parkinson’s Disease in the U.S. For example, Acorda Therapeutics, Inc. launched Inbrija, an inhalable form of levodopa in 2019 and Sunovion Pharmaceuticals, Inc.'s (Sunovion, a subsidiary of Sumitomo Dainippon Pharma Co. Ltd) launched KYNMOBI, a sublingual film formulation of apomorphine hydrochloride, in 2020. In February 2022, the FDA approved the first generic of APOKYN (apomorphine hydrochloride injection) to treat hypomobility "off" episodes ("end-of-dose wearing off" and unpredictable "on/off" episodes) associated with advanced Parkinson's Disease. This approval is for an application of the drug cartridges only, which are compatible for use with the APOKYN pen, the brand-name pen injector. Patients treated with generic apomorphine hydrochloride will need to separately obtain the APOKYN pen. The success of these products and the entry of new products could adversely impact the sales of APOKYN.
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
Our ability, or our collaborators' ability, to successfully commercialize our products and product candidates, including Qelbree and SPN-830, will depend in part on the coverage and reimbursement levels set by governmental authorities, private health insurers, managed care organizations, and other third-party payors.
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
We cannot be sure that reimbursement will be available for any of the products that we develop and, if reimbursement is available, the level of reimbursement. Moreover, that level of reimbursement may change over time as a result of requests from payors for higher levels of fees. Reduced or partial payment, or reduced reimbursement coverage, could make our products or product candidates less attractive to patients and prescribing physicians. We also may be required to sell our products or product candidates at a significant discount, which would adversely affect our ability to realize an appropriate return on our investment in our products or product candidates or to maintain profitability. Our business would also be adversely affected if private insurers, managed care organizations, the Medicare program, or other reimbursing bodies or payors limit the indications for which our products or product candidates will be reimbursed.
We expect that private insurers and managed care organizations will consider the efficacy, cost effectiveness, and safety of our products or product candidates in determining whether to approve reimbursement for such products or product candidates and to what extent they will provide reimbursement. Moreover, they will consider the efficacy and cost effectiveness of comparable or competitive products, including generic products, in making reimbursement decisions for our products. Because each third-party payor individually approves payment or reimbursement, obtaining these approvals can be a time consuming and expensive process, requiring us to provide scientific or clinical support for the use of each of our products or product candidates separately to each third-party payor. In some cases, it could take months or years before a particular private insurer or managed care organization reviews a particular product. Prior to that time, reimbursement may be negligible. We may ultimately be unsuccessful in obtaining coverage. In addition, our competitors may have more extensive existing business relationships with third-party payors that could adversely impact the coverage for our products.
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
In addition, many managed care organizations negotiate the reimbursement price of products through the use of formularies, which establish reimbursement levels. Exclusion of a product from a formulary can lead to sharply reduced usage in the managed care organization's patient population because reimbursement is limited and/or negligible. If our products are not included within an adequate number of managed care formularies or reimbursed at adequate levels, or if those policies increasingly favor generic products, our market share and gross margins could be negatively affected. This would have a material adverse effect on our overall business and financial condition.
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
As evidenced by the passage of the American Rescue Plan Act of 2021 and the Inflation Reduction Act of 2022, discussed in greater detail below, we expect these challenges to continue and to potentially intensify in 2023 and following years, as political pressures mount, and healthcare payors, including government-controlled health authorities, insurance companies, and managed care organizations, step up initiatives to reduce the overall cost of healthcare, restrict access to higher-priced new medicines, increase the use of generic products and impose overall price cuts. Such pressures could have a material adverse impact on our business, financial condition, and results of operations.
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
Each of our three major customers, AmerisourceBergen Drug Corporation, Cardinal Health, Inc., and McKesson Corporation, individually accounted for more than 25% of our total product revenue in 2022 and collectively accounted for more than 80% of our total product revenue in 2022.
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
We plan on building or expanding our sales and marketing capabilities in the U.S. to commercialize our product candidates if approved. This will require investing significant amounts of financial and management resources. If we are unable to establish and maintain adequate sales and marketing capabilities for our product candidates or do so in a timely manner, we may

ITEM 1A. RISK FACTORS.
not be able to generate sufficient product revenues from our product candidates to be profitable. The cost of establishing and maintaining such marketing and sales capabilities may not be economically justifiable in light of the revenues generated by any of our product candidates. With the approval of Qelbree, our sales representatives who supported Trokendi XR and Oxtellar XR now devote their full efforts to the launch of Qelbree. This could have a detrimental impact on the future sales performance of Trokendi XR and Oxtellar XR.
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
The FDA has substantial discretion in the drug approval process, including the ability to delay, limit or deny approval of a product candidate or deny a prior approval supplement for many reasons. For example, the FDA
•Could reject or delay the marketing application for an NCE;
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
•Could reject or delay approval of a "prior approval supplement" required prior to distribution of the drug product made using changes that may impact product quality, identity strength, purity, or potency (i.e., major changes);
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

ITEM 1A. RISK FACTORS.
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
Following FDA approval of Qelbree in April 2021 for the treatment of ADHD in pediatric patients, additional indications may be submitted using the Section 505(b)(2) regulatory pathway. We submitted a sNDA application, filing under Section 505(b)(2), to the FDA for Qelbree in adults in the third quarter of 2021. In September 2021, the FDA acknowledged it received the sNDA for Qelbree for the treatment of ADHD in adult patients and assigned a PDUFA target action date in late April 2022. In April 2022, the FDA approved an expanded indication for Qelbree for the treatment of ADHD in adult patients aged 18 and older.
In addition, we intend to complete the development of an infusion-pump delivery system containing apomorphine (SPN-830). We have previously submitted the NDA for SPN-830 to the FDA in September 2020 and received a refusal to file letter from the FDA. We met with the FDA in March 2021 to clarify the steps required for the resubmission of the NDA for SPN-830. We resubmitted the NDA for SPN-830 in December 2021 and we received FDA acceptance for review of NDA for SPN-830 during February 2022. In October 2022, we received a Complete Response Letter ("CRL") from the FDA regarding the NDA for SPN-830 requesting additional information and analysis related to the infusion device and drug product across several areas of the NDA. In addition, the FDA mentions that approval of the NDA requires inspections that could not be completed in a timely manner due to COVID-19 travel restrictions. Supernus will continue to work closely with the FDA to address all questions, and when possible, to provide clarity regarding the potential timing of a resubmission of the NDA. The CRL does not request additional efficacy and safety clinical studies. The FDA has made an initial determination that the amendment of the Company's application in response to the CRL will be subject to a Class 2, or six-month, review timeline. In February 2023, the FDA granted the Company a Type C meeting request to discuss the CRL with the meeting scheduled in April 2023.The regulatory and developmental contingent consideration payments include a $25 million milestone due upon the FDA acceptance of the SPN-830 NDA for review, which was paid in first quarter of 2022.
We rely on and will continue to rely on outsourcing arrangements for certain of our critical activities, including clinical research of our product candidates, manufacture of our compounds and product candidates, and the manufacture of our commercial products. If we fail to produce our products and product candidates in the volumes that we require on a timely basis or fail to comply with stringent regulations applicable to pharmaceutical drug manufacturers, we may face delays in the development and commercialization of our products and product candidates or be required to withdraw our products from the market.
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
•Sanctions imposed by regulatory authorities if materials supplied or manufactured by a third party supplier or manufacturer fail to comply with applicable regulatory standards;
•Possible breach of the agreements by the CROs or CMOs because of factors beyond our control, insolvency or other financial difficulties of any of these third parties; labor unrest; natural disasters; or other factors adversely affecting their ability to conduct their business; and

ITEM 1A. RISK FACTORS.
•Termination or non-renewal of an agreement by a third party at a time that is inconvenient for us and for reasons not entirely under our control.
We do not currently own or operate manufacturing facilities for the commercial production of any of our products or for production of clinical supplies of our product candidates, nor do we have plans to do so in the future. We currently depend on third-party clinical manufacturing organizations (CMOs), who offer a comprehensive range of contract manufacturing and packaging services, in various countries for the supply of API for our products and product candidates, including raw materials and drug substances for our preclinical research and clinical trials. For most of our products and product candidates, we rely on single source suppliers to produce and package final dosage forms for our products and raw materials, including API. If any of these vendors are unable to perform their obligations to us, including due to violations of the FDA's requirements, our ability to meet regulatory requirements, projected timelines, and necessary quality standards for the development or commercialization of products would be adversely affected. Further, if we were required to change vendors, it could result in substantial delays in our regulatory approval efforts, significantly increase our costs, and delay generation of revenues. Accordingly, the loss of any of our current or future third-party manufacturers or suppliers could have a material adverse effect on our business, results of operations, financial condition, and business prospects.
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
The manufacture of pharmaceutical products requires significant expertise and capital investment, including the development of advanced manufacturing techniques and process controls. Pharmaceutical companies and their suppliers often encounter difficulties in manufacturing, particularly in scaling up the production of their products. These problems can adversely affect production costs and yields, quality control, the stability of the product and quality assurance testing, as well as compliance with federal, state, and foreign regulations. If we are unable to demonstrate stability in accordance with commercial requirements, or if our manufacturers were to encounter difficulties or otherwise fail to comply with their obligations to us, our ability to obtain or maintain FDA approval and to market our products and product candidates, respectively, would be jeopardized. In addition, any delay or interruption in producing clinical trial supplies could delay or prohibit the completion of our clinical trials, increase the costs associated with conducting our clinical trials and, depending upon the period of delay, require us to commence new trials at the significant additional expense or to terminate a trial.
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

ITEM 1A. RISK FACTORS.
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
Currently, the Company has a five-year and seven-year marketing exclusivity period for Qelbree and GOCOVRI, respectively.
If we are unable to obtain marketing exclusivity for our subsequent product candidates, then our competitors may obtain approval for competing products more easily than if we had such marketing exclusivity. In such an event, our future revenues could be reduced materially.
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

ITEM 1A. RISK FACTORS.
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
Even though U.S. regulatory approval has been obtained for our products, the FDA may impose significant restrictions on their indicated uses, or may impose restrictions on marketing, or may impose requirements for costly post-approval studies. For example, certain of our products, including Qelbree, Trokendi XR, Oxtellar XR and MYOBLOC, were approved on the basis of post-approval commitments.
We received approval for Qelbree from the FDA, based on certain post-marketing commitments, including the requirement to conduct a clinical efficacy and six month open label safety extension study for ADHD in pediatric patients 4 to 5 years of age, a lactation study and a descriptive study related to the use of Qelbree during pregnancy, and to assess the risks of adverse events an potential complications. We are working toward meeting these post-marketing commitments for Qelbree in a timely manner.
We have post-marketing clinical and manufacturing studies and data commitments for MYOBLOC. We have initiated work on some of these commitments. We are currently conducting the required post-marketing studies of MYOBLOC for treatment of spasticity.
With respect to Trokendi XR and Oxtellar XR, the post-marketing commitments include the development of additional age-appropriate formulations of the drugs and the conduct of post-approval clinical studies in accordance with timelines laid out in the approval letters. The post-approval commitments required the creation of new drug product formulations, which we have not been able to accomplish. Despite significant efforts, in certain cases, we have been unable to meet the FDA's timelines. To date, the only consequence of our failure to meet our PREA commitment deadlines has been a notation on FDA websites, making the status of PREA publicly known.
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

ITEM 1A. RISK FACTORS.
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
We depend on collaborators to work with us to develop, manufacture and commercialize their and our products and product candidates. We have in-licensed or acquired a portion of our intellectual property necessary to develop certain of our product candidates. If we fail to comply with our obligations under any of these arrangements, we could lose the benefit of such collaborative relationships, including licenses or intellectual property rights.
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
We also have agreements with leading CMOs to manufacture our commercial products and the API for such products. These CMOs offer a comprehensive range of contract manufacturing services.

ITEM 1A. RISK FACTORS.
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
Namzaric (memantine hydrochloride extended release and donepezil hydrochloride) capsules for the treatment of moderate to severe dementia of an Alzheimer's type is currently marketed by Allergan plc under an exclusive license agreement between Adamas Pharmaceuticals, LLC and Forest Laboratories Holdings Limited ("Forest"), an indirect, wholly-owned subsidiary of Allergan plc (collectively, "Allergan") in the United States. Adamas Pharmaceuticals LLC receives royalties on net sales of Namzaric from May 2020.
We rely on third-party collaborators to market and commercialize our products and product candidates outside the U.S. We utilize strategic partners outside the U.S., where appropriate, to assist in the commercialization of our products and product candidates. We are a party to and rely on several arrangements with third parties. These arrangements give us rights to intellectual property that are necessary for the development of certain of our product candidates. In addition, we may enter into similar arrangements in the future for other product candidates. Our current arrangements impose various development, financial and other obligations on us. If we materially breach these obligations, of if third parties fail to adequately perform their respective obligations, these arrangements could be terminated which could result in our inability to develop, manufacture, market and sell products that are covered by such intellectual properties. We may not have sufficient resources to successfully establish future collaborations or license future arrangements on acceptable terms, if at all. We also face competition in our search for collaborators and licensing partners. By entering into strategic collaborations or similar arrangements, we rely on third parties to financially support their local operations, including support required for development, commercialization, sales, marketing, and regulatory activities, as well as expertise in each of those subject areas.
Refer to Part I, Item 1—Business—Collaborations and Licensing Agreements, of our Annual Report on Form 10-K for discussion on the different collaborations and licensing arrangements.
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

ITEM 1A. RISK FACTORS.
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
An existing team of experienced Supernus sales representatives who supported Trokendi XR and Oxtellar XR are focused on supporting Qelbree, which was launched in May 2021. By removing these resources from the field promotion of Trokendi XR and Oxtellar XR there could be a detrimental impact on the performance of Trokendi XR and Oxtellar XR.
In September 2020, we submitted the NDA for SPN-830 to the FDA. In November 2020, we received a Refusal to File (RTF) letter from the FDA regarding the NDA in which the FDA determined that the NDA was not sufficiently complete to permit a substantive review. In the letter, the FDA requested certain documents and reports to be submitted in support of the NDA. In March 2021, we met with the FDA to discuss the path forward for resubmission of the SPN-830 NDA. The FDA provided additional clarity related to the contents of the RTF letter and the requirements for resubmission and in December 2021, the Company resubmitted the SPN-830 NDA to the FDA. In February 2022, the Company received notice from the FDA that the company’s New Drug Application (NDA) resubmission for its apomorphine infusion device (SPN-830) for the continuous treatment of motor fluctuations ("off" episodes) in Parkinson's Disease is considered a Standard Review thereby assigning a timeline of 10 months for review by the FDA and establishing a Prescription Drug User Fee Act (PDUFA) target action date in early October, 2022. In October 2022 we received a CRL from the FDA regarding the NDA for SPN-830 requesting additional information and analysis related to the infusion device and drug product across several areas of the NDA. In addition, the FDA

ITEM 1A. RISK FACTORS.
mentions that approval of the NDA requires inspections that could not be completed in a timely manner due to COVID-19 travel restrictions. Supernus will continue to work closely with the FDA to address all questions, and when possible, to provide clarity regarding the potential timing of a resubmission of the NDA. The CRL does not request additional efficacy and safety clinical studies. The FDA has made an initial determination that the amendment to the Company’s application in response to the CRL will be subject to a Class 2, or six-month, review timeline. In February 2023, the FDA granted the Company a Type C meeting request to discuss the CRL with the meeting scheduled in April 2023.
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

ITEM 1A. RISK FACTORS.
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
Undesirable side effects caused by any of our product candidates could cause us or regulatory authorities to interrupt, delay or halt development. This could result in the denial of regulatory approval by the FDA or other regulatory authorities and result in potential product liability claims. Undesirable side effects caused by any of our products could cause regulatory

ITEM 1A. RISK FACTORS.
authorities to temporarily or permanently halt product sales, which could have a material adverse effect on our business. As required by the FDA, the labels for our products include precautions and warnings about side effects, and in certain cases, the need for monitoring patients receiving the product.
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

ITEM 1A. RISK FACTORS.
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
Recently, on March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 into law, which as of January 1, 2024 will eliminate the statutory Medicaid drug rebate cap that is currently set at 100% of a drug’s average manufacturer price. Accordingly, starting in 2024, manufacturers of certain drugs whose prices have increased substantially since their launch may be required to make larger rebate payments. This could result in situations where certain pharmaceutical manufacturers pay Medicaid more for certain drugs than they receive in compensation. The American Rescue Plan of 2021 may push certain pharmaceutical manufacturers to reconsider pricing strategies and overall business in Medicaid and other federal programs. This legislation is one in a series of legislative changes that have been proposed and adopted in the U.S. since the Patient Protection and Affordable Care Act of 2010, as amended by the Health Care and Education Reconciliation Act of 2010 (referred to, along with its regulations as the "HealthCare Reform Law") was enacted in 2010. These subsequent changes include reductions in Medicare payments to several types of healthcare providers and extensions to the statute of limitations period for the government to recover overpayments to providers from three to five years.
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
Since its enactment in 2010, the HealthCare Reform Law continues to exert downward pressure on pharmaceutical pricing, especially under the Medicare and Medicaid programs, and has increased the industry's regulatory burden and operating costs. Among the provisions of the HealthCare Reform Law of importance to our products and product candidates are the following:
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

ITEM 1A. RISK FACTORS.
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
Since its enactment, there have been judicial, executive, and Congressional challenges to certain aspects of the HealthCare Reform Law. On June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the HealthCare Reform Law brought by several states without specifically ruling on the constitutionality of the HealthCare Reform Law. Accordingly, the HealthCare Reform Law remains in effect. Further, prior to the U.S. Supreme Court ruling, President Biden issued an executive order instructing certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including, among others, re-examining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create barriers to obtaining access to health insurance coverage through Medicaid or the HealthCare Reform Law. Congress may consider other legislation to repeal or replace elements of the HealthCare Reform Law. It is difficult to predict the extent to which any of these changes to the HealthCare Reform Law, or additional changes if made, may impact our business or any financial condition.
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

ITEM 1A. RISK FACTORS.
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
The Inflation Reduction Act of 2022 (“IRA”), signed into law on August 16, 2022, includes several measures intended to lower the cost of prescription drugs and related healthcare reforms, including limits on price increases and subjecting an escalating number of drugs to annual price negotiations with The Centers for Medicare & Medicaid Services. Specifically, the IRA authorizes and directs HHS to set drug price caps for certain high-cost Medicare Part B and Part D qualified drugs, with the initial list of drugs to be selected by September 1, 2023, and the first year of maximum price applicability to begin in calendar year 2026. The IRA further authorizes HHS to penalize pharmaceutical manufacturers that increase the price of certain Medicare Part B and Part D drugs faster than the rate of inflation. Finally, the IRA creates significant changes to the Medicare Part D benefit design by capping Part D beneficiaries’ annual out-of-pocket spending beginning in calendar year 2025. We cannot predict whether additional legislation or rulemaking related to the IRA will be issued or enacted, or what impact, if any, such changes will have on the profitability of any of our products. There may be future changes unrelated to the IRA that result in reductions in potential coverage and reimbursement levels for our products, and we cannot predict the scope of any future changes or the impact that those changes may have on our business.
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

ITEM 1A. RISK FACTORS.
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
•On November 16, 2020, the Department of Health and Human Services (HHS) Office of Inspector General (OIG) published a Special Fraud Alert addressing manufacturer Speaker Programs signaling both a more narrow government view of Anti-Kickback Statute compliance with respect to such programs as well as potential for increased enforcement in the space by government oversight agencies such as OIG and the Department of Justice;
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
•Federal Health Insurance Portability and Accountability Act of 1996 (HIPAA) which prohibits a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters. Similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge or specific intent to violate the statute in order to have committed a violation. On December 10, 2020, HHS released proposed modifications to the HIPAA Privacy Rule, which, if adopted, would change rules related to patient access to HIPAA protected records, among others;

ITEM 1A. RISK FACTORS.
•HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, also imposes certain requirements relating to the privacy, security, and transmission of individually identifiable health information;
•Federal physician payment transparency requirements under the Affordable Care Act, commonly referred to as the Physician Payment Sunshine Act, which requires manufacturers of drugs, devices, biologics, and medical supplies to report to the HHS information related to physician payments, and to report other transfers of value, physician ownership, and investment interests;
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
•Certain state laws require pharmaceutical companies to comply with voluntary compliance guidelines promulgated by a pharmaceutical industry association and relevant compliance guidance issued by HHS Office of Inspector General, bar drug manufacturers from offering or providing certain types of payments or gifts to physicians and other healthcare providers, and/or require disclosure of gifts or payments to physicians and other healthcare providers;
•Various state and foreign laws also govern the privacy and security of health information in some circumstances; many of these laws differ from each other in significant ways and often are not preempted by HIPAA;
•Pricing and rebate programs must comply with the Medicaid rebate requirements of the Omnibus Budget Reconciliation Act of 1990 and the Veterans Health Care Act of 1992, each as amended. If our products are made available to authorized users of the Federal Supply Schedule of the General Services Administration, additional laws and requirements apply. Under the Veterans Health Care Act (VHCA) drug companies are required to offer certain pharmaceutical products at a reduced price to a number of federal agencies including the United States Department of Veterans Affairs and United States Department of Defense, the Public Health Service and certain private Public Health Service—designated entities in order to participate in other federal funding programs including Medicare and Medicaid. Recent legislative changes purport to require that discounted prices be offered for certain United States Department of Defense purchases for its TRICARE program via a rebate system. Participation under the VHCA requires submission of pricing data and calculation of discounts and rebates pursuant to complex statutory formulas, as well as the entry into government procurement contracts governed by the Federal Acquisition Regulations;
•Similar healthcare laws in the European Union and other jurisdictions, including reporting requirements detailing interactions with and payments to healthcare providers.
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
For example, we have received Paragraph IV Notice Letters from generic drug makers directed to the Orange Book patents of several of our products. We have filed lawsuits against the generic drug makers and intend to vigorously enforce our intellectual property rights relating to our products.
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

ITEM 1A. RISK FACTORS.
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

ITEM 1A. RISK FACTORS.
•Court rulings prohibiting us from selling our products or product candidates, unless the third party licenses its rights to us, which it is not required to do;
•If a license is available from a third party, we may have to pay substantial royalties, fees or grant cross-licenses to our intellectual property rights; and
•Incurring the costs and expending the time necessary to defend against such litigation; and
•Redesigning our products or product candidates so they do not infringe. This may not be possible or may require substantial monetary expenditures and time.
We face potential litigation and product liability exposures. If successful claims are brought against us, we may incur substantial liabilities.
In recent years, the volume and variety of claims and the amount of damages claimed in litigation against the pharmaceutical industry have increased. For example, recently we or our subsidiaries have been involved in litigations alleging violation of federal and state false claims acts and antitrust laws. For more information, refer to Part I, Item 3 - Legal Proceedings contained in this Annual Report Form 10-K. While we strive to conduct our business in accordance with the highest standards, we nevertheless remain exposed to litigation risk. We could be sued by many different parties, including, for example, consumers, healthcare providers, or others selling or otherwise coming into contact with our products and product candidates. Lawsuits or investigations that we may become involved in could be very expensive. These claims may be highly damaging to our reputation, even if the underlying claims are without merit, thereby adversely affecting our business.
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
Our personnel, systems and facilities currently in place may not be adequate to support future growth. Our future financial performance and our ability to compete effectively will depend, to a significant degree, on our ability to effectively manage our recent and any future growth. We increased employee headcount from 575 employees in 2021 to 612 employees in 2022. Revenues in 2022 were $667.2 million, compared to $579.8 million in 2021. Our need to effectively execute our growth strategy requires that we:
•Manage regulatory approvals and clinical trials effectively;

ITEM 1A. RISK FACTORS.
•Manage our internal developmental efforts efficiently while complying with our contractual obligations to licensors, licensees, contractors, collaborators, and other third parties;
•Commercialize our product candidates;
•Continue to grow our pipeline;
•Target strategic business development opportunities;
•Improve our operational, financial, and management controls, financial reporting systems and procedures; and
•Attract, retain and motivate sufficient numbers of talented employees with the requisite skills and experience.
This growth could place a strain on our administrative and operational infrastructure and may require our management to divert a disproportionate amount of its attention away from our day-to-day activities. We may not be able to effectively manage the expansion of our operations or to recruit, train, and retain additional qualified personnel, particularly in an inflationary economic environment. This may result in weaknesses in our infrastructure; give rise to operational mistakes; loss of business opportunities; loss of employees; and reduced productivity.
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
Cybersecurity incidents may adversely impact our financial condition, results of operations, and reputation. Security breaches and other disruptions could compromise our information and expose us to liability which would cause our business and reputation to suffer.
Our operations involve the use of multiple systems that process, store and transmit sensitive information about our customers, suppliers, employees, financial position, operating results, and strategies. In the ordinary course of our business, we or our vendors collect and store sensitive data in our or their data centers and on our networks, including: intellectual property; proprietary business information; proprietary information of our customers, suppliers, and business partners; and identifiable personal information of our employees and patients in our clinical trials. Hardware, software, or applications we develop or procure from third parties or through open source solutions may contain defects in design or other problems that could unexpectedly compromise information security. Additionally, cyberattacks or security breaches, similar to the 2021 ransomware attack, could compromise confidential client information, confidential employee information or other sensitive data, cause a disruption or delay in our operations, harm our reputation, result in improper use of our systems and networks, the manipulation and destruction of data, or the release of defective products and may otherwise expose us to liability, including as a result of the release of third party information improperly obtained from our systems, any of which in turn could negatively impact our business, financial results, reputation and the value of our common shares. We have and continue to implement measures to safeguard our systems and information and mitigate potential risks, but there is no assurance that such actions will be sufficient to prevent cyberattacks or security breaches that manipulate or improperly use our systems, compromise sensitive information, destroy or corrupt data, or otherwise disrupt our operations. The occurrence of such events, including additional breaches of our security measures or those of our third-party service providers, could negatively impact our reputation and our competitive position and could result in litigation with third parties, regulatory action, loss of business due to disruption of operations, and/or reputational damage, potential liability and increased remediation and protection costs, any of which could have a material adverse effect on our financial condition and results of operations. Any future attacks or other security breaches could also cause us to incur remediation costs with respect to our information technology systems, as occurred following the 2021 ransomware attack. Refer to Item 7 – Management Discussion and Analysis–Overview–Ransomware Attack for additional information regarding the 2021 ransomware attack. Additionally, a cyberattack or security breach may remain undetected for an extended period of time, potentially escalating the adverse effects of any such incident.
The continued occurrence of high-profile data breaches provides evidence of an external environment which is increasingly hostile to information security and to the secure processing, maintenance, and transmission of information critical to our operations and business strategy.
In response to a cyberattack or security breach, as was the case following the 2021 ransomware attack, we accelerated previously planned information technology investments in ways designed to improve our information security and technology infrastructure. Since 2021 we have incurred costs and expect to continue to incur costs in the future, which may be significant, in

ITEM 1A. RISK FACTORS.
connection with efforts designed to enhance our data security and take further steps designed to protect against unauthorized access to, or manipulation of, our systems and data. In response to any future cyberattack or security breach we may further increase our information technology investments.
Despite our security measures, our information technology and infrastructure may be vulnerable to additional attacks breached due to employee error, malfeasance, or other disruptions. It is possible that the security controls we have implemented to safeguard personal data and our networks, train our employees and vendors on data security, and implement security requirements and other practices may not prevent the compromise of our networks or the improper disclosure of data that we or our vendors store and manage. Unauthorized parties may also attempt to gain access to our systems or facilities, or those of third parties with whom we do business, through fraud, trickery, other forms of deceiving our employees, contractors, and vendors. If we, our vendors, or other third parties with whom we do business experience significant data security breaches or fail to detect and appropriately respond to significant data security breaches, we could be exposed to government enforcement actions. Improper disclosure could also harm our reputation, create risks for customers, or subject us to liability under laws that protect personal information. This could adversely affect our business, revenues, and competitive position.
While integrating acquired businesses and operations and upgrading the Company's information technology systems, we may face an elevated cybersecurity risk.
At the time of the 2021 ransomware attack we self-insured by assuming the full risk of costs related to cybersecurity incidents. We have obtained cyber insurance, which is effective January 2023, in addition to our business insurance coverage, however, it will not cover the 2021 ransomware attack. Our insurance coverage may be insufficient to cover the full impact of a cyberattack.
We face significant competition in attracting and retaining talented employees. Further, managing succession for and retention of key executives is critical to our success. Our failure to do so could have an adverse impact on our future performance.
We are highly dependent upon skilled personnel in key parts of our organization, and we invest heavily in recruiting, training, and retaining qualified individuals, which includes significant efforts to enhance the diversity of our workforce. The loss of the service of key members of our organization, including senior members of our scientific and management teams, high-quality researchers, development specialists, and skilled personnel, could delay or prevent the achievement of major business objectives. Our future growth will demand talented employees and leaders, yet the market for such talent has become increasingly competitive. In addition, our ability to hire qualified personnel also depends on our flexibility to reward superior performance and to pay competitive compensation. In our industry, during the current inflationary economic environment, compensation levels for qualified personnel and competition among employers to recruit and retain such personnel have and continue to increase.
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

ITEM 1A. RISK FACTORS.
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
Provisions in our agreement with Shire, or its successor, Takeda Pharmaceutical Company Limited, impose restrictive covenants on us, which could limit our ability to operate effectively in the future.
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
The Company’s financial condition and results of operations for fiscal year 2023 and beyond may be materially and adversely affected by the ongoing COVID-19 and any future pandemic.
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
The COVID-19 and any future pandemic may result in workforce limitations and travel restrictions resulting from related government actions taken to contain the spread of the disease, any of which may impact many aspects of our business. If a significant percentage of our workforce is unable to work, including because of illness or travel or government restrictions in connection with the pandemic, our operations may be negatively impacted. During a pandemic, government restrictions and social distancing guidelines may continue to drive an increased reliance on working from home for our employees. For example, during the current pandemic, the Company’s sales force is functioning largely utilizing digital engagement tools, tactics, and virtual detailing, which may be less effective than the Company’s ordinary course sales and marketing programs. In addition, during a pandemic, patients may not be able to get their prescriptions or visit their physicians, which in turn could adversely impact the prescription volumes of our commercial products. Similarly, investigative sites, subjects in clinical trials, and vendors that include our contract research organizations may be subject to the same workforce limitations and travel restrictions during a pandemic. As a result, during a pandemic, we may experience delays or disruptions in our preclinical studies, clinical studies, and non-clinical

ITEM 1A. RISK FACTORS.
experiments due to unforeseen circumstances, including but not limited to, interruption of key clinical trial activities, such as clinical trial site data monitoring, and interruption of clinical trial subject visits and study procedures.
The Company may also experience other unknown impacts from a pandemic that cannot be predicted. For example, in its CRL related to SPN-830, the FDA mentions that approval of the NDA for SPN-830 requires inspections that could not be completed in a timely manner due to COVID-19 travel restrictions. We may also experience delays in receiving supplies of our product candidates from our contract manufacturing organizations due to staffing shortages, production slowdowns, stoppages, disruptions in delivery systems.
The Company may also require an increased level of working capital if it experiences extended billing and collection cycles as a result of displaced employees at the Company, payors, revenue cycle management contractors, or otherwise. In addition, any disease outbreak could result in a widespread health crisis that could adversely affect the U.S. economy and financial markets, resulting in an economic downturn that could affect customers' demand for our products and our ability to raise additional capital or obtain financing on favorable terms.
The Company may experience delays in receipt of financial information, which may preclude timely reporting of financial results to investors and to the U.S. Securities and Exchange Commission.
Accordingly, disruptions to the Company's business as a result of a pandemic could result in a material adverse effect on the Company's business, results of operations, financial condition, and prospects in the near and long terms.
There can be no assurance that any of the Company's plans will be effective in mitigating the effects of a pandemic on our business operations and consequently the potential material adverse impact on our anticipated revenue, earnings and liquidity.
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
•    Our execution of any collaborative, licensing, or similar commercial arrangements, and the timing of payments we may make or receive under these arrangements;
•    Any delays in regulatory review and approval of product candidates in clinical development;

ITEM 1A. RISK FACTORS.
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
•    Increased costs as a result of inflation, unstable economic conditions and geopolitical events, including increases in compensation and professional expenses, cost of goods sold, and research and development expenses; and
•    Changes in reimbursement environment and regulatory changes.
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
Our ability to utilize our U.S. federal and state net operating losses is currently limited and may be limited further, under Sections 382 of the Internal Revenue Code. The limitations apply if an ownership change, as defined by Section 382, occurs. Generally, an ownership change occurs when certain shareholders change their aggregate ownership position by more than 50 percentage points over their lowest ownership percentage in a testing period, which is typically three years, or since the last ownership change. Our acquired tax attributes are subject to Section 382 limitations. As of December 31, 2022, we had U.S. Federal net operating loss carryforwards of approximately $416.7 million. Future changes in stock ownership may also trigger an additional ownership change and, consequently, another Section 382 limitation.
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
We have identified material weaknesses in our internal control over financial reporting as of December 31, 2021 which persist on, a narrower basis, as of December 31, 2022. Refer to Part II, Item 9A for additional information regarding the material weaknesses and our remediation efforts. We have been implementing and will continue to implement measures designed to ensure that the control deficiencies contributing to the material weaknesses are remediated; however, we cannot provide assurances that these measures will be successful. If we are unable to remediate the material weaknesses or are unable to otherwise maintain

ITEM 1A. RISK FACTORS.
effective internal control over financial reporting, our ability to report financial information timely and accurately could be adversely affected. As a result, we could lose investor confidence and become subject to litigation or investigations, which could adversely affect our business, operations, and financial condition and trading price of our Common Stock.
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
The integration of acquired businesses, including the acquisition of Adamas in November 2021, may result in our systems and controls becoming increasingly complex and more difficult to manage, regardless of whether such acquired business was previously privately or publicly held. The integration of acquired businesses may also result in material challenges to the Company’s control environment, including: managing a larger, more complex combined business; maintaining employee morale and retaining key management and other employees; unanticipated issues in integrating financial reporting, information technology infrastructure; and harmonizing the companies’ operating practices, internal controls, compliance programs and other policies, procedures, and processes. We may also encounter difficulties in addressing possible differences in business backgrounds, corporate cultures and management philosophies, and maintaining adequate staffing, which could potentially pose challenges in the implementation and operation of controls. We may also identify or fail to identify potential deficiencies in internal controls at the acquired or combined business level.
Any difficulties in the assimilation of acquired businesses into our internal control framework could harm our operating results or cause us to fail to meet our financial reporting obligations. These risks, among others, could be heightened if we complete a large acquisition or other business venture or multiple transactions within a relatively short period of time.
We are continuing to refine our financial reporting and disclosure controls and other procedures that are designed to ensure that the information that we are required to disclose in the reports that we will file with the SEC are properly recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms. However, we have identified material weaknesses in our internal control over financial reporting as of December 31, 2021, which persists on a narrower basis, as of December 31, 2022. We have expended and anticipate that we will continue to expend significant resources in order to improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, including to remediate the material weaknesses that have been identified. Refer to Part II, Item 9A for additional information regarding the material weaknesses that have been identified and the status of our remediation efforts.
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

ITEM 1A. RISK FACTORS.
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
Acquisitions, including our recent Adamas Acquisition and USWM Acquisition, may involve a number of risks, the occurrence of which could adversely affect our business, reputation, financial condition, and operating results, including:
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
•Impacts as a result of purchase accounting adjustments, incorrect estimates made in the accounting for acquisitions, the incurrence of non-recurring charges, or other potential financial accounting or reporting impacts
The Company acquired Adamas through a tender offer for $8.10 per share in cash (or an aggregate of approximately $400 million), payable at closing plus two non-tradable contingent value rights (CVR) collectively worth up to $1.00 per share in cash (or an aggregate of approximately $50 million), for a total consideration of $9.10 per share in cash (or an aggregate of approximately $450 million). The first CVR, represents a contractual right to receive a contingent payment of $0.50 per share in cash, is payable upon achieving net sales of GOCOVRI of $150 million in any four consecutive quarters between closing and the

ITEM 1A. RISK FACTORS.
end of 2024. The second CVR represents a contractual right to receive a contingent payment of $0.50 per share in cash, is payable upon achieving net sales of GOCOVRI of $225 million in any four consecutive quarters between closing and the end of 2025.
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
In addition, the assets acquired from the acquisitions, which included intangible assets, were recorded at their estimated fair value at the applicable date of acquisition. The fair value of intangible assets, including acquired in-process research and development (IPR&D), were determined using information available as of the applicable acquisition date and were based on estimates and assumptions that were deemed reasonable by management. The fair value of these contingent consideration liabilities and the CVR is determined as of the applicable acquisition date using estimated or forecast inputs. Changes in any of the inputs or assumptions to the fair value estimate may result in a significantly different fair value adjustment, which may impact the results of operations in the period in which the adjustment is made.
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
As part of the Adamas Acquisition and the USWM Acquisition, we acquired substantial intangible assets, including goodwill. We may not realize all the economic benefits from the acquisition, which could cause an impairment of goodwill or intangibles. We review our amortizable intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. We test goodwill for impairment at least annually. Factors that may cause a change in circumstances, indicating that the carrying value of our goodwill or amortizable intangible assets may not be recoverable, include a decline in our stock price and market capitalization, reduced future cash flow estimates if significant and prolonged negative industry or economic trends exist or significant changes occur in the competitive landscape and slower growth rates in industry segments in which we participate. For example, in February 2022 the FDA approved the first generic of APOKYN (apomorphine hydrochloride injection) to treat hypomobility "off" episodes ("end-of-dose wearing off" and unpredictable "on/off" episodes) associated with advanced Parkinson’s Disease when it approved an application for drug cartridges for use with the APOKYN brand-name pen injector. At this time, we cannot forecast what impact, if any, the FDA's approval of this generic may have on sales of APOKYN, or the value of our intangible asset associated with APOKYN. We may be required to record a significant charge in our consolidated financial statements during the period in which any impairment of our goodwill or intangible assets is determined, negatively affecting our results of operations and equity book value, the effect of which could be material.
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
In recent years, we have focused primarily on developing our current products and product candidates, with the goal of commercializing these products and supporting regulatory approval for our product candidates. We have financed our operations through revenue generated from operations and various transactions, including the following:
•The execution of $150.0 million uncommitted demand secured credit line with a financial institution in February 2023 (the "Credit Line");
•The completion of our $402.5 million private placement of 0.625% Convertible Senior Notes (2023 Notes) in March 2018;
•The $30.0 million monetization of certain future royalty streams in 2014, under our existing license for Orenitram;

ITEM 1A. RISK FACTORS.
•The completion of our $90.0 million private placement offering of 7.50% Convertible Senior Secured Notes (2019 Notes) in May 2013;
•The completion of our follow-on $49.9 million equity offering in November 2012; and
•The completion of our $52.3 million initial public offering in May 2012
Our ability to remain profitable depends upon our ability to generate the same or increasing levels of revenue from sales of our commercial products while simultaneously funding the requisite research expenditures to gain FDA approval for our product candidates. Since 2013, the first year in which we generated revenue from our first commercial products, we have demonstrated the ability to become and remain profitable. Future revenues will highly depend on our ability to maintain or grow demand for our products and defend against potential generic competition and successfully develop and commercialize our product candidates.
As of December 31, 2022, we had retained earnings of approximately $481.2 million. However, prior to 2018, we reported accumulated deficit due to significant operating losses incurred since inception through 2014, substantially as a consequence of costs incurred in connection with our development programs, expenses associated with launching our products, and from selling, general and administrative costs associated with our operations. We expect our research and development costs to continue to be substantial and to increase as we advance our product candidates through preclinical studies, clinical trials, manufacturing scale-up, and other pre-approval activities. We expect our selling, general and administrative costs to continue to increase as we continue to support the ongoing commercialization of our products and to further increase in anticipation of launching our product candidates.
While we operated profitably in 2022, we cannot be certain that we will continue to do so. Any potential future losses, if and when they occur, could have an adverse impact on our stockholders' equity and working capital.
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
In addition, as of December 31, 2022, we had outstanding 54,253,796 shares of common stock, of which approximately 2,237,056 shares are restricted securities that may be sold in accordance with the resale restrictions under Rule 144 of the Securities Act of 1933, as amended (Securities Act), or pursuant to a resale registration statement. Also, as of December 31, 2022, we had outstanding options to purchase 5,797,569 shares of common stock that, if exercised, would result in these additional shares becoming available for sale. We have also registered all common stock subject to options, restricted stock units and performance stock units outstanding or reserved for issuance under our 2005 Stock Plan, 2012 Equity Incentive Plan, 2021 Equity Incentive Plan and 2012 Employee Stock Purchase Plan. An aggregate of 3,757,018 and 777,822 shares of our common stock are reserved for future issuance under the 2021 Equity Incentive Plan and the 2012 Employee Stock Purchase Plan, respectively.
The indenture for the 2023 Notes does not restrict our ability to issue additional equity securities in the future. If we issue additional shares of our common stock or issue rights to acquire shares of our common stock, if any of our existing stockholders sells a substantial amount of our common stock, or if the market perceives that such issuances or sales may occur, then the trading price of our common stock, and, accordingly, the 2023 Notes, may significantly decrease. In addition, our issuance of additional shares of common stock will dilute the ownership interests of our existing common stockholders, including noteholders who have received shares of our common stock upon conversion of their 2023 Notes.
The price of our common stock may fluctuate substantially.
The market price for our common stock historically has been volatile. In addition, the market price of our common stock may fluctuate significantly in response to a number of factors, including:
•Fluctuations in stock market prices for the U.S. stock market;

ITEM 1A. RISK FACTORS.
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

ITEM 1A. RISK FACTORS.
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
As of December 31, 2022, we had issued options to purchase 5,797,569 shares of common stock outstanding, with exercise prices ranging from $6.58 to $58.15 per share and a weighted average exercise price of $26.99 per share, as well as 131,960 unvested restricted stock units and 201,750 performance stock units. Upon the vesting of each of these options, the holder may exercise his or her options, and upon the vesting of the restricted stock units and performance stock units the holder will receive shares of common stock, which would, in any case, result in dilution to investors.
Our indebtedness and liabilities could limit the cash flow available for our operations, expose us to risks that could adversely affect our business, financial condition, and results of operations, and impair our ability to satisfy our obligations under the notes.
We incurred $402.5 million of additional indebtedness as a result of the sale of 0.625% Convertible Senior Notes, which mature on April 1, 2023 (2023 Notes). During the first quarter of 2023, we entered into the Credit Line, an uncommitted demand secured credit line with a financial institution for up to $150.0 million. We may also incur additional indebtedness to meet future financing needs or otherwise refinance existing indebtedness. Our indebtedness could have significant negative consequences for our security holders and our business, results of operations, and financial condition by, among other things:
•Increasing our vulnerability to adverse economic and industry conditions;
•Limiting our ability to obtain additional financing;
•Requiring the dedication of a substantial portion of our cash flow from operations to service our indebtedness, which would reduce the amount of cash available for other purposes;
•Limiting our flexibility to plan for, or react to, changes in our business;
•Diluting the economic interests of our existing stockholders as a result of issuing shares of our common stock upon conversion of any convertible notes, notwithstanding any applicable convertible hedge and warrant transactions; and
•Placing us at a possible competitive disadvantage with competitors that are less leveraged than us or have better access to capital.
Our business may not generate sufficient funds, and we may otherwise be unable to maintain sufficient cash reserves to pay amounts due under our indebtedness, including the 2023 Notes or the Credit Line.

ITEM 1A. RISK FACTORS.
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
Our Credit Line is secured by a portfolio of marketable securities and we may be required to post additional collateral.
During the first quarter of 2023, we entered into the Credit Line, an uncommitted demand secured credit line with a financial institution for up to $150.0 million. The Credit Line is secured primarily by our portfolio of marketable securities, which is primarily comprised of corporate and U.S. government agency and municipal debt securities and may fluctuate in value. To the extent the value of the collateral decreases below the required collateral maintenance requirements we may be required to promptly post additional collateral. If we are unable to promptly post additional collateral, or reduce the level of borrowings pursuant to the credit line, the lender has the right, in its discretion, to liquidate, transfer, withdraw or sell all or any part of the collateral and apply the proceeds to the repay the borrowings. The prices realized by the lender in a liquidation may be lower than the prices that would be realized if such securities were sold under ordinary circumstances.
Our Credit Line is an uncommitted debt facility that may be terminated by the lender at any time.
Our Credit Line is an uncommitted debt facility and, accordingly, the lender may not provide funding to us when we request a borrowing thereunder. Additionally, the terms of the Credit Line permit the lender to terminate the Credit Line and demand full or partial payment of amounts borrowed thereunder at any time. Although we believe that our existing financing sources, including the Credit Line, are adequate for our current operations, reductions in our available credit, or the inability to draw on the Credit Line, could have an adverse effect on our business, financial condition and results of operations.
Changes in interest rates could adversely affect the profitability of the Company.
Borrowings pursuant to the Credit Line may be at variable or fixed rates. Although as of the March 1, 2023 the Company has not drawn from the Credit Line, it expects to do so in the future. To the extent the Company borrows funds pursuant to the Credit Line on a variable rate basis, the Company’s debt obligation thereunder would be subject to changes in short-term interest rates. If interest rates were to increase, it would increase the Company’s borrowing cost and it could reduce the Company’s overall profitability.
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

ITEM 1A. RISK FACTORS.
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
Global economic conditions have from time to time resulted in the actual or perceived failure or financial difficulties of many financial institutions. If a hedge counterparty becomes subject to insolvency proceedings, we will become an unsecured creditor in those proceedings, with a claim equal to our exposure at that time under our transactions with that hedge counterparty. Our exposure will depend on many factors, but, generally, the increase in our exposure will be correlated with the increase in the market price and in the volatility of our common stock. In addition, upon a default by a hedge counterparty, we may suffer adverse tax consequences and suffer more dilution than we currently anticipate with respect to our common stock. We can provide no assurances as to the financial stability or viability of any hedge counterparty.
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

ITEM 1A. RISK FACTORS.
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

ITEM 1A. RISK FACTORS.
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

ITEM 1A. RISK FACTORS.
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

Oxtellar XR®
Supernus Pharmaceuticals, Inc. v. Apotex Inc., et al., C.A. No. 20-cv-7870 (FLW)(TJB) (D.N.J.)
The Company received a Paragraph IV Notice Letter from generic drug makers Apotex Inc. and Apotex Corp. (collectively, “Apotex”) dated May 13, 2020 directed to nine of its Oxtellar XR® Orange Book patents. Supernus’s U.S. Patent Nos. 7,722,898; 7,910,131; 8,617,600; 8,821,930; 9,119,791; 9,351,975; 9,370,525; 9,855,278; and 10,220,042 generally cover once-a-day oxcarbazepine formulations and methods of treating seizures using those formulations. The FDA Orange Book lists all nine of the Company’s Oxtellar XR® patents as expiring on April 13, 2027. On June 26, 2020, the Company filed a lawsuit against Apotex alleging infringement of the Company’s nine patents. The Complaint—filed in the U.S. District Court for the District of New Jersey—alleges, inter alia, that Apotex infringed the Company’s Oxtellar XR® patents by submitting to the FDA an Abbreviated New Drug Application (“ANDA”) seeking to market a generic version of Oxtellar XR® prior to the expiration of the Company’s patents. Filing its June 26, 2020 Complaint within 45 days of receiving Apotex’s Paragraph IV certification notice entitles Supernus to an automatic stay preventing the FDA from approving Apotex’s ANDA for 30 months from the date of the Company’s receipt of the Paragraph IV Notice Letter. On September 4, 2020, Apotex answered the Complaint and denied the substantive allegations of the Complaint, asserting affirmative defenses that include non-infringement and invalidity. Apotex also asserted Counterclaims seeking declaratory judgments of non-infringement for the nine Oxtellar XR® Orange Book patents. On October 30, 2020, the Company filed its Reply, denying the substantive allegations of Apotex’s Counterclaims. On January 27, 2022, the Court issued an Order staying all litigation proceedings and administratively terminated the action. The Court lifted the stay on July 1, 2022. Pursuant to the Court’s January 27, 2022 and July 1, 2022 Orders, the 30-month Stay was extended by 152 days from November 14, 2022 to April 15, 2023. On August 1, 2022, the Court issued an Order consolidating this lawsuit with another pending lawsuit against Apotex, C.A. No. 22-cv-322 (D.N.J.), discussed in Section II, below. The Court issued a revised Scheduling Order on December 20, 2022 that further extends the 30-month stay. The Court issued another Scheduling Order on February 17, 2023 that provides for a final pre-trial conference and trial in June 2023. Pretrial discovery is ongoing as of the date of this submission.
Supernus Pharmaceuticals, Inc. v. Apotex Inc., et al., C.A. No. 22-cv-322 (FLW)(TJB) (D.N.J.)
The Company received a Paragraph IV Notice Letter from generic drug makers Apotex Inc. and Apotex Corp. (collectively, “Apotex”) dated December 10, 2021 directed to one of its Oxtellar XR® Orange Book patents. Supernus’s U.S. Patent No. 11,166,960 generally covers once-a-day oxcarbazepine formulations and methods of treating seizures using those formulations. The FDA Orange Book lists U.S. Patent No. 11,166,960 as expiring on April 13, 2027. On January 24, 2022, the Company filed a lawsuit against Apotex alleging infringement of U.S. Patent No. 11,166,960. The Complaint—filed in the U.S. District Court for the District of New Jersey—alleges, inter alia, that Apotex infringed U.S. Patent No. 11,166,960 by submitting to the FDA an Abbreviated New Drug Application (“ANDA”) seeking to market a generic version of Oxtellar XR® prior to the expiration of U.S. Patent No. 11,166,960. On January 27, 2022, in related action, C.A. No. 20-cv-7870 (D.N.J.), the Court issued an Order staying all litigation proceedings and administratively terminated that related action. That Order further indicated that this action, i.e., C.A. No. 22-cv-322 (D.N.J.), will also be stayed. The Court lifted the stay of both actions on July 1, 2022. Pursuant to the Court’s January 27, 2022 and July 1, 2022 Orders, the 30-month Stay was extended by 152 days from November 14, 2022 to April 15, 2023. On August 1, 2022, the Court issued an Order consolidating this lawsuit with another pending lawsuit against Apotex, C.A. No. 20-cv-7870 (D.N.J.), discussed in Section 1, above, and administratively terminated C.A. No. 22-cv-322. As of the date of this submission, C.A. No. 22-cv-322 (D.N.J.) remains administratively terminated.
Supernus Pharmaceuticals, Inc. v. RiconPharma LLC, et al., C.A. No. 21-cv-12133 (KM)(MAH) (D.N.J.)
The Company received a Paragraph IV Notice Letter from generic drug maker RiconPharma LLC dated April 20, 2021 directed to nine of its Oxtellar XR® Orange Book patents. Supernus’s U.S. Patent Nos. 7,722,898; 7,910,131; 8,617,600; 8,821,930; 9,119,791; 9,351,975; 9,370,525; 9,855,278; and 10,220,042 generally cover once-a-day oxcarbazepine formulations and methods of treating seizures using those formulations. The FDA Orange Book lists all nine of the Company’s Oxtellar XR® patents as expiring on April 13, 2027. On June 3, 2021, the Company filed a lawsuit against RiconPharma LLC and Ingenus Pharmaceuticals, LLC (collectively, “Ricon”) alleging infringement of the Company’s nine Oxtellar XR® patents. The Complaint—filed in the U.S. District Court for the District of New Jersey—alleges, inter alia, that Ricon infringed the Company’s Oxtellar XR® patents by submitting to the FDA an Abbreviated New Drug Application (“ANDA”) seeking to market a generic version of Oxtellar XR® prior to the expiration of the Company’s patents. Filing its June 3, 2021 Complaint within 45 days of receiving Ricon’s Paragraph IV certification notice entitles Supernus to an automatic stay preventing the FDA from approving Ricon’s ANDA for 30 months from the date of the Company’s receipt of the Paragraph IV Notice Letter. On August 30, 2021, Ricon answered the Complaint and denied the substantive allegations of the Complaint, asserting affirmative defenses that include non-infringement and invalidity. Ricon also asserted Counterclaims seeking declaratory judgments of non‑infringement for the nine Oxtellar XR® Orange Book patents. Supernus filed a motion to strike the jury demand in Ricon’s answer. On December 6,

2021, the Court signed an Order withdrawing the Jury demand from Ricon’s answer. On December 13, 2021, Ricon filed an amended Answer to Supernus’s Complaint. On December 15, 2021, the Company filed its reply, denying the substantive allegations of Ricon’s Counterclaims. On November 22, 2022, the Court issued an Order consolidating for all purposes this lawsuit with another pending lawsuit against Ricon, C.A. No. 22-cv-6340 (D.N.J.), discussed in Section IV below. The Court issued a revised Scheduling Order on February 9, 2023 that provides a Joint Final Pretrial Order deadline of January 11, 2024. Pretrial discovery is ongoing as of the date of this submission.
Supernus Pharmaceuticals, Inc. v. RiconPharma LLC, et al., C.A. No. 22-cv-6340 (KM)(MAH) (D.N.J.)
The Company received a Paragraph IV Notice Letter from generic drug maker RiconPharma, LLC (“Ricon”) dated October 7, 2022 directed to one of its Oxtellar XR® Orange Book patents. Supernus’s U.S. Patent No. 11,166,960 generally covers once-a-day oxcarbazepine formulations and methods of treating seizures using those formulations. The FDA Orange Book lists U.S. Patent No. 11,166,960 as expiring on April 13, 2027. On October 28, 2022, the Company filed a lawsuit against Ricon alleging infringement of U.S. Patent No. 11,166,960. The Complaint—filed in the U.S. District Court for the District of New Jersey—alleges, inter alia, that Ricon infringed U.S. Patent No. 11,166,960 by submitting to the FDA an Abbreviated New Drug Application (“ANDA”) seeking to market a generic version of Oxtellar XR® prior to the expiration of U.S. Patent No. 11,166,960. On November 22, 2022, the Court issued an Order consolidating for all purposes this lawsuit with another pending lawsuit against Ricon, C.A. No. 21-cv-12133 (D.N.J.), discussed in Section III above. The Court further ordered that this action, C.A. No. 22-cv-6340 (D.N.J.), be administratively terminated.
Supernus Pharmaceuticals, Inc. v. Ajanta Pharma Limited, C.A. No. 22-cv-1431 (D. Del.)
The Company received a Paragraph IV Notice Letter from generic drug maker Ajanta Pharma Limited (“Ajanta”) dated September 19, 2022, advising the Company of the filing by Ajanta of an Abbreviated New Drug Application with the U.S. Food and Drug Administration (“FDA”) seeking approval for Oxcarbazepine Extended-Release Tablets, 150 mg, 300 mg, and 600 mg. The Notice Letter is directed to the Oxtellar XR® Orange Book patents, namely United States Patent Nos. 7,722,898, 7,910,131, 8,617,600, 8,821,930, 9,119,791, 9,351,975, 9,370,525, 9,855,278, 10,220,042, and 11,166,960. These patents generally cover once-a-day oxcarbazepine formulations and methods of treating seizures using those formulations. The FDA Orange Book currently lists all ten of the Oxtellar XR® Orange Book patents as expiring on April 13, 2027. On October 28, 2022, the Company filed a lawsuit against Ajanta alleging infringement of the Company’s ten Oxtellar XR® patents. The Complaint—filed in the U.S. District Court for the District of Delaware—alleges, inter alia, that Ajanta infringed the Company’s Oxtellar XR® patents by submitting to the FDA an Abbreviated New Drug Application (“ANDA”) seeking to market a generic version of Oxtellar XR® prior to the expiration of the Company’s patents. Filing its October 28, 2022 Complaint within 45 days of receiving Ajanta’s Paragraph IV certification notice entitles Supernus to an automatic stay preventing the FDA from approving Ajanta’s ANDA for 30 months from the date of the Company’s receipt of the Paragraph IV Notice Letter. On January 3, 2023, Ajanta answered the Complaint and denied the substantive allegations of the Complaint, asserting affirmative defenses that include non-infringement and invalidity. Ajanta also asserted Counterclaims seeking declaratory judgments of non-infringement and invalidity. On January 24, 2023, the Company filed its Reply, denying the substantive allegations of Ajanta’s Counterclaims. As of the date of this submission, the Court has not issued a case schedule.
Trokendi XR®
Supernus Pharmaceuticals, Inc. v. Ajanta Pharma Limited, et al., C.A. No. 21-cv-6964 (GC)(LHG) (D.N.J.)
The Company received a Paragraph IV Notice Letter from generic drug maker Ajanta Pharma Limited dated February 10, 2021 directed to ten of its Trokendi XR® Orange Book patents. Supernus’s U.S. Patent Nos. 8,298,576; 8,298,580; 8,663,683; 8,877,248; 8,889,191; 8,992,989; 9,549,940; 9,555,004; 9,622,983; and 10,314,790 generally cover once-a-day topiramate formulations and methods of treating or preventing seizures and migraines using those formulations. The FDA Orange Book currently lists United States Patent No. 8,298,576 as expiring on April 4, 2028 and United States Patent Nos. 8,298,580; 8,663,683; 8,877,248; 8,889,191; 8,992,989; 9,549,940; 9,555,004; 9,622,983; and 10,314,790 as expiring on November 16, 2027. On March 26, 2021, the Company filed a lawsuit against Ajanta Pharma Limited and Ajanta Pharma USA Inc. (collectively “Ajanta”) alleging infringement of the Company’s Trokendi XR® Orange Book patents. The Complaint—filed in the U.S. District Court for the District of New Jersey—alleges, inter alia, that Ajanta infringed the Company’s Trokendi XR® patents by submitting to the FDA an Abbreviated New Drug Application (“ANDA”) seeking to market a generic version of Trokendi XR® prior to the expiration of the Company’s patents. Filing its March 26, 2021 Complaint within 45 days of receiving Ajanta’s Paragraph IV certification notice entitles Supernus to an automatic stay preventing the FDA from approving Ajanta’s ANDA for 30 months from the date of the Company’s receipt of the Paragraph IV Notice Letter. On June 7, 2021, Ajanta answered the Complaint and denied the substantive allegations of the Complaint, asserting affirmative defenses that include non-infringement and invalidity. Ajanta also asserted Counterclaims seeking declaratory judgments of non‑infringement and invalidity for the Trokendi XR® Orange Book patents. On June 28, 2021, the Company filed its reply, denying the substantive allegations of Ajanta’s Counterclaims. Following the initial Rule 16 Scheduling Conference, the Court issued a case schedule. On December 17, 2021, the Court issued an order consolidating this lawsuit with the lawsuit against Torrent, discussed in Section VII below. The consolidation order extended the 30‑month stay preventing the FDA from approving Ajanta’s ANDA to December 16, 2023. On January 24, 2023, the Court amended the scheduling order. Under the amended scheduling order, the Final Pretrial Conference is set for June 26, 2023. The amended scheduling order states that trial will begin on July 24, 2023. Pretrial discovery is ongoing as of the date of this submission.
Supernus Pharmaceuticals, Inc. v. Torrent Pharmaceuticals Ltd., et al., C.A. No. 21-cv-14268 (GC)(LHG) (D.N.J.)
The Company received a Paragraph IV Notice Letter from generic drug maker Torrent Pharmaceuticals Ltd. dated June 15, 2021 directed to ten of its Trokendi XR® Orange Book patents. Supernus’s U.S. Patent Nos. 8,298,576; 8,298,580; 8,663,683; 8,877,248; 8,889,191; 8,992,989; 9,549,940; 9,555,004; 9,622,983; and 10,314,790 generally cover once-a-day topiramate formulations and methods of treating or preventing seizures and migraines using those formulations. The FDA Orange Book currently lists United States Patent No. 8,298,576 as expiring on April 4, 2028 and United States Patent Nos. 8,298,580; 8,663,683; 8,877,248; 8,889,191; 8,992,989; 9,549,940; 9,555,004; 9,622,983; and 10,314,790 as expiring on November 16, 2027. On July 28, 2021, the Company filed a lawsuit against Torrent Pharmaceuticals Ltd. and Torrent Pharma Inc. (collectively, “Torrent”) alleging infringement of the Company’s Trokendi XR® Orange Book patents. The Complaint—filed in the U.S. District Court for the District of New Jersey—alleges, inter alia, that Torrent infringed the Company’s Trokendi XR® patents by submitting to the FDA an Abbreviated New Drug Application (“ANDA”) seeking to market a generic version of Trokendi XR® prior to the expiration of the Company’s patents. Filing its July 28, 2021 Complaint within 45 days of receiving Torrent’s Paragraph IV certification notice entitles Supernus to an automatic stay preventing the FDA from approving Torrent’s ANDA for 30 months from the date of the Company’s receipt of the Paragraph IV Notice Letter. On September 29, 2021, Torrent answered the Complaint and denied the substantive allegations of the Complaint, asserting affirmative defenses that include non-infringement and invalidity. Torrent also asserted Counterclaims seeking declaratory judgments of non‑infringement for the Trokendi XR® Orange Book patents. On November 3, 2021, the Company filed its reply, denying the substantive allegations of Torrent’s Counterclaims. Following the initial Rule 16 Scheduling Conference, the Court issued a case schedule. On December 17, 2021, the Court issued an order consolidating this lawsuit with the lawsuit against Ajanta, discussed in Section VI, above. On January 24, 2023, the Court amended the scheduling order. Under the amended scheduling order, the Final Pretrial Conference is set for June 26, 2023. The amended scheduling order states that trial will begin on July 24, 2023. Pretrial discovery is ongoing as of the date of this submission.
Supernus Pharmaceuticals, Inc. v. Lupin Limited, et al., C.A. No. 21-cv-1293 (MN) (D. Del.)
The Company received a Paragraph IV Notice Letter from generic drug maker Lupin Limited dated July 29, 2021 directed to ten of its Trokendi XR® Orange Book patents. Supernus’s U.S. Patent Nos. 8,298,576; 8,298,580; 8,663,683; 8,877,248; 8,889,191; 8,992,989; 9,549,940; 9,555,004; 9,622,983; and 10,314,790 generally cover once-a-day topiramate formulations and methods of treating or preventing seizures and migraines using those formulations. The FDA Orange Book currently lists United States Patent No. 8,298,576 as expiring on April 4, 2028 and United States Patent Nos. 8,298,580; 8,663,683; 8,877,248; 8,889,191; 8,992,989; 9,549,940; 9,555,004; 9,622,983; and 10,314,790 as expiring on November 16, 2027. On September 10, 2021, the Company filed a lawsuit against Lupin Limited, Lupin Atlantis Holdings S.A., Nanomi B.V., Lupin Inc., and Lupin Pharmaceuticals, Inc. (collectively, “Lupin”) alleging infringement of the Company’s Trokendi XR® Orange Book patents. The Complaint—filed in the U.S. District Court for the District of Delaware—alleges, inter alia, that Lupin infringed the Company’s Trokendi XR® patents by submitting to the FDA an Abbreviated New Drug Application (“ANDA”) seeking to market a generic version of Trokendi XR® prior to the expiration of the Company’s patents. Filing its September 10, 2021 Complaint within 45 days of receiving Lupin’s Paragraph IV certification notice entitles Supernus to an automatic stay preventing the FDA from approving Lupin’s ANDA for 30 months from the date of the Company’s receipt of the Paragraph IV Notice Letter. On December 20, 2021, Lupin answered the Complaint and denied the substantive allegations of the Complaint, asserting affirmative defenses that include non-infringement and invalidity. Lupin also asserted Counterclaims seeking declaratory judgments of non‑infringement and invalidity for the Trokendi XR® Orange Book patents. On January 10, 2022, the Company filed its reply, denying the substantive allegations of Lupin’s Counterclaims. On February 13, 2023, the Court issued a revised scheduling order that provides for the Final Pretrial Conference on January 11, 2024, and a 5-day bench trial beginning on January 22, 2024. Pretrial discovery is ongoing as of the date of this submission.
Supernus Pharmaceuticals, Inc. v. Zydus Pharmaceuticals (USA) Inc., et al., C.A. No. 21-cv-17104 (GC)(LHG) (D.N.J.)
The Company received a Paragraph IV Notice Letter from generic drug maker Zydus Pharmaceuticals (USA) Inc. dated August 5, 2021 directed to ten of its Trokendi XR® Orange Book patents. Supernus’s U.S. Patent Nos. 8,298,576; 8,298,580; 8,663,683; 8,877,248; 8,889,191; 8,992,989; 9,549,940; 9,555,004; 9,622,983; and 10,314,790 generally cover once-a-day topiramate formulations and methods of treating or preventing seizures and migraines using those formulations. The FDA Orange Book currently lists United States Patent No. 8,298,576 as expiring on April 4, 2028 and United States Patent Nos. 8,298,580; 8,663,683; 8,877,248; 8,889,191; 8,992,989; 9,549,940; 9,555,004; 9,622,983; and 10,314,790 as expiring on November 16, 2027. On September 17, 2021, the Company filed a lawsuit against Zydus Pharmaceuticals (USA) Inc. and Cadila Healthcare Limited (collectively, “Zydus”) alleging infringement of the Company’s Trokendi XR® Orange Book patents. The Complaint—filed in the U.S. District Court for the District of New Jersey—alleges, inter alia, that Zydus infringed the Company’s Trokendi XR® patents by submitting to the FDA an Abbreviated New Drug Application (“ANDA”) seeking to market a generic version of Trokendi XR® prior to the expiration of the Company’s patents. Filing its September 17, 2021 Complaint within 45 days of receiving Zydus’s Paragraph IV certification notice entitles Supernus to an automatic stay preventing the FDA from approving Zydus’s ANDA for 30 months from the date of the Company’s receipt of the Paragraph IV Notice Letter. The August 5, 2021 Paragraph IV Notice Letter from Zydus Pharmaceuticals (USA) Inc. concerns Zydus’s proposed generic equivalent of the 200 mg strength of Trokendi XR®.[1] The August 5, 2021 Paragraph IV Notice Letter referenced herein does not concern the same ANDA as the one that was at issue in the previous lawsuit. On December 28, 2021, Zydus answered the Complaint and denied the substantive allegations of the Complaint, asserting affirmative defenses that include non-infringement and invalidity. On April 29, 2022, the Court issued a scheduling order. The Company entered into a settlement agreement with Zydus, and on January 6, 2023, a stipulation of dismissal without prejudice was entered by the U.S. District Court for the District of New Jersey. The agreement has been submitted to the applicable governmental agencies.
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
Supernus Pharmaceuticals, Inc. v. Dr. Reddy's Laboratories, Ltd., et al., C.A. No. 22-cv-4705 (GC)(LHG) (D.N.J.)
The Company received a Paragraph IV Notice Letter from generic drug makers Dr, Reddy’s Laboratories Ltd. and Dr. Reddy’s Laboratories, Inc. dated June 9, 2022 directed to ten of its Trokendi XR® Orange Book patents. Supernus’s U.S. Patent Nos. 8,298,576; 8,298,580; 8,663,683; 8,877,248; 8,889,191; 8,992,989; 9,549,940; 9,555,004; 9,622,983; and 10,314,790 generally cover once-a-day topiramate formulations and methods of treating or preventing seizures and migraines using those formulations. The FDA Orange Book currently lists United States Patent No. 8,298,576 as expiring on April 4, 2028 and United States Patent Nos. 8,298,580; 8,663,683; 8,877,248; 8,889,191; 8,992,989; 9,549,940; 9,555,004; 9,622,983; and 10,314,790 as expiring on November 16, 2027. On July 22, 2022, the Company filed a lawsuit against Dr, Reddy’s Laboratories Ltd. and Dr. Reddy’s Laboratories, Inc. (“DRL”) alleging infringement of the Company’s Trokendi XR® Orange Book patents. The Complaint—filed in the U.S. District Court for the District of New Jersey—alleges, inter alia, that DRL infringed the Company’s Trokendi XR® patents by submitting to the FDA an Abbreviated New Drug Application (“ANDA”) seeking to market a generic version of Trokendi XR® prior to the expiration of the Company’s patents. Filing its July 22, 2022 Complaint within 45 days of receiving DRL’s Paragraph IV certification notice entitles Supernus to an automatic stay preventing the FDA from approving DRL’s ANDA for 30 months from the date of the Company’s receipt of the Paragraph IV Notice Letter. On October 7, 2022, DRL answered the Complaint and denied the substantive allegations of the Complaint, asserting affirmative defenses that include non-infringement and invalidity. On February 21, 2023, the Court issued a Scheduling Order that sets the Final Pretrial Conference on June 24, 2024 and the trial to begin on July 22, 2024. Pretrial discovery is ongoing as of the date of this submission.
APOKYN®
Sage Chemical, Inc., et al. v. Supernus Pharmaceuticals, Inc., et al., C.A. No. 22-cv-1302 (CFC) (D. Del.)
On October 3, 2022, Sage Chemical, Inc. and TruPharma, LLC filed a lawsuit in the United States District Court for the District of Delaware alleging that Supernus Pharmaceuticals, Inc., Britannia Pharmaceuticals Limited (Britannia), and US WorldMeds Partners, LLC (US WorldMeds) violated state and federal antitrust law in connection with APOKYN® (apomorphine HCl). On October 16, 2022, Plaintiffs amended their complaint to add additional defendants MDD US Enterprises, LLC, MDD US Operations, LLC (each subsidiaries of Supernus Pharmaceuticals, Inc.), USWM, LLC (“USWM”), Paul Breckinridge Jones, Sr., Herbert Lee Warren, Jr., Henry Van Den Berg, and Kristin L. Gullo. On January 10, 2023, Defendants filed an Omnibus Motion to Dismiss the Amended Complaint seeking dismissal of each of Plaintiffs’ claims and the lawsuit in its entirety and US WorldMeds with USWM, Britannia, and the group of individual defendants each filed separate motions to dismiss. Plaintiffs’ responses are due on March 13, 2023. On January 17, 2023 the Court issued an order that the parties shall meet and confer regarding the content of a proposed Scheduling Order, and shall submit such a proposed Scheduling Order to the Court no later than February 16, 2023. On January 25, 2023, Defendants filed a motion to stay discovery and stay the deadline to submit a proposed scheduling order pending resolutions of Defendants’ motions to dismiss. Briefing on that motion concluded on February 6, 2023. As of the date of this submission, the Court has not issued a decision on Defendants’ motion to stay, but the Court has ordered that the parties need not meet and confer regarding the content of a proposed Scheduling Order or submit such a proposed order while the motion to stay remains pending.
XADAGO®
On June 10, 2021, Newron Pharmaceuticals S.p.A. ("Newron"), Zambon S.p.A. ("Zambon") and Supernus Pharmaceuticals, Inc. (the "Company"), through its subsidiary MDD US Operations, LLC (collectively, "Plaintiffs"), initiated litigation against generic drug makers Aurobindo Pharma Limited, Aurobindo Pharma USA Inc., MSN Laboratories Private Limited ("MSN"), Optimus Pharma Pvt Ltd, Prinston Pharmaceutical, Inc., RK Pharma, Inc. and Zenara Pharma Private Limited (collectively, "Defendants") for infringement of three FDA Orange Book patents covering XADAGO®, the Company's once-daily product indicated as adjunctive treatment to levodopa/carbidopa in patients with Parkinson's Disease experiencing "off" episodes. U.S. Patent Nos. 8,076,515, 8,278,485 and 8,283,380 (collectively, the "XADAGO Patents") cover the pharmaceutical formulation of and methods of treatment with safinamide. The XADAGO Patents expire between June 2027 and March 2031. The Company has a license agreement with Zambon, Newron's partner, related to the XADAGO Patents, and as a new chemical entity, XADAGO was under the 5-year FDA exclusivity period that expired on March 21, 2022. The Complaint - filed in the U.S. District Court for the District of Delaware - alleges that the Defendants infringed the XADAGO Patents by submitting to the U.S. Food and Drug Administration (FDA) Abbreviated New Drug Applications (ANDAs) seeking to market generic versions of XADAGO prior to the expiration of the patents. Filing the Complaint within 45 days of receiving each of the Defendants' Paragraph IV notice letters entitles the Plaintiffs to an automatic stay preventing the FDA from approving the Defendants' ANDAs for 30 months from the date of the Plaintiffs' receipt of the Paragraph IV Notice Letters. The parties agreed on a case schedule. A trial has been set for January 8, 2024. On March 22, 2022, defendant Optimus Pharma Pvt Ltd was dismissed from the case without prejudice. A claim construction hearing was held on December 1, 2022. On January 5, 2023, Defendants Aurobindo Pharma Limited and Aurobindo Pharma USA Inc were dismissed from the case without prejudice pursuant to a settlement agreement. Fact discovery is ongoing with the remaining defendants.
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
Adamas's patents in question were licensed exclusively to Forest. The complaint includes a claim for damages of “potentially more than $2.5 billion dollars,” treble damages and statutory penalties. To date the federal and state governments have declined to intervene in this action. This case is currently stayed pending Adamas's and Allergan's interlocutory appeal of the District Court's December 11, 2020 order denying Adamas's and Allergan's motions to dismiss the complaint. The appeal is pending in the United States Court of Appeals for the Ninth Circuit (Case No. 21-80005). Argument was held on January 10, 2022. On August 25, 2022, the Ninth Circuit sided with the defendants by reversing the District Court’s public disclosure bar rulings and remanding the case back to the District Court to decide certain issues in the first instance. On October 11, 2022, the plaintiff filed a petition for rehearing with the Ninth Circuit which was denied on November 3, 2022. On December 23, 2022, defendants filed renewed motions to dismiss directed to the remaining unresolved issue. The district court has set a hearing on the renewed motion to dismiss for March 17, 2023.
On December 10, 2019, a putative class action lawsuit alleging violations of the federal securities laws was filed by Ali Zaidi against Adamas and certain of Adamas's former directors and officers in federal court in the Northern District of California (Case No. 4:19-cv-08051). This lawsuit alleges violations of the Securities Exchange Act of 1934 by Adamas and certain of Adamas's former directors and officers. On October 8, 2021, the presiding judge dismissed the litigation, and granted Plaintiffs leave to amend their complaint. On November 5, 2021, Plaintiffs filed their second amended class action complaint. On December 10, 2021, Adamas filed a motion to dismiss the Second Amended Complaint. Plaintiffs opposed the motion to dismiss. On January 13, 2023, the Court granted in part and denied in part Defendants’ Motion to Dismiss. Plaintiff has until February 27, 2023 to file a third amended complaint or notice that Lead Plaintiff does not intend to amend, after which Defendants have sixty (60) days to file a motion to dismiss or otherwise respond to the operative complaint.
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
On December 31, 2022, the closing price of our common stock on the NASDAQ Global Market was $35.67 per share. As of December 31, 2022, we had 16 holders of record of our common stock. The actual number of common stockholders is greater than the number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.
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
Option Grants
During the three-month period ended December 31, 2022, the Company granted options to employees to purchase an aggregate of 56,850 shares of common stock at a weighted average exercise price of $35.23 per share. The options are exercisable for a period of ten years from the grant date. These issuances were exempt from registration in reliance on Section 4(a)(2) of the Securities Act as transactions not involving any public offering.
Performance Graph
The following graph sets forth the Company's total cumulative stockholder return as compared to the NASDAQ Stock Market Composite Index and the NASDAQ Biotechnology Index for the period beginning December 31, 2017, and ending December 31, 2022.
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

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

$250
$200
$150
$100
$50
$0
12/17
12/18
12/19
12/20
12/21
12/22
Supernus Pharmaceuticals, Inc.
NASDAQ Composite
NASDAQ Pharmaceutical
NASDAQ Biotechnology

________________________________________________________________
*$100 invested on 12/31/2017 in stock or index, including reinvestment of dividends. Fiscal year ending December 31.
Performance Graph Data

	Supernus Pharmaceuticals, Inc.	NASDAQ Composite Index	NASDAQ Pharmaceuticals Index	NASDAQ Biotechnology Index
December 31, 2017	100.00	100.00	100.00	100.00
December 31, 2018	83.36	97.16	88.43	91.14
December 31, 2019	59.52	132.81	98.32	114.02
December 31, 2020	63.14	192.47	122.84	144.15
December 31, 2021	73.17	235.15	109.09	144.18
December 31, 2022	89.51	158.65	87.93	129.59
The performance graph and related information shall not be deemed "soliciting material" or be "filed" with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act or the Exchange Act, except to the extent that the Company specifically incorporates it by reference into such filing.
The preceding graph and related table compare the cumulative total return on our common stock with the cumulative total returns of the Nasdaq Composite Index, the Nasdaq Pharmaceuticals Index, and the Nasdaq Biotechnology Index, assuming an investment of $100.00 on December 31, 2017 and the reinvestment of dividends. The Nasdaq Biotechnology Index has replaced the Nasdaq Pharmaceuticals Index in this analysis as data from the Nasdaq Pharmaceuticals Index is no longer accessible and the presentation herein was calculated manually by a third-party data provider. During this transition year, we have continued to include the Nasdaq Pharmaceuticals Index in the graph and table.
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
Unless the content requires otherwise, the words "Supernus," "we," "our" and "the Company" refer to Supernus Pharmaceuticals, Inc. and/or one or more of its subsidiaries, as the case may be. These terms are used solely for the convenience of the reader. Supernus Pharmaceuticals, Inc. and each of its subsidiaries are distinct legal entities. For example, MDD US Operations, LLC, a wholly-owned indirect subsidiary of Supernus Pharmaceuticals, Inc., is the exclusive licensee and distributor of APOKYN in the United States and its territories. Adamas Operations, LLC, a wholly-owned indirect subsidiary of Supernus Pharmaceuticals, Inc., wholly owns the patents and patent applications related to GOCOVRI and Osmolex ER and has a license agreement with Supernus Pharmaceuticals, Inc., granting Supernus Pharmaceuticals, Inc. rights to market and sell GOCOVRI and Osmolex ER.
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
•Oxtellar XR® (oxcarbazepine) is indicated as therapy for the treatment of partial-onset seizures in patients 6 years of age and older. It is also the first once-daily extended-release oxcarbazepine product indicated for the treatment of epilepsy in the U.S. market.
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
Research and Development
We are committed to the development of innovative product candidates in neurology and psychiatry, including the following:

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
In December 2021, we resubmitted the NDA to the FDA. In February 2022, we received a notice from the FDA that the resubmission of the NDA for SPN-830 was considered as a Standard Review and was assigned a PDUFA target action date in early October 2022. In October 2022, the FDA issued a Complete Response Letter (CRL) regarding the NDA for SPN-830. The CRL requires additional information and analysis related to the infusion device and drug product across several areas of the NDA including, but not limited to, labeling, product quality and manufacturing, device performance and risk analysis. In addition, the FDA mentions that approval of the NDA requires inspections that could not be completed in a timely manner due to COVID-19 travel restrictions. The CRL does not request additional efficacy and safety clinical studies. The FDA has made an initial determination that the amendment to the Company’s application in response to the CRL will be subject to a Class 2, or six-month, review timeline. In February 2023, the FDA granted the Company a Type C meeting request to discuss the CRL with the meeting scheduled in April 2023.
SPN-820 (NV-5138)
SPN-820 is a first-in-class, orally active small molecule that activates brain mechanistic target of rapamycin complex 1 (mTORC1), a gatekeeper of cellular metabolism and renewal. SPN-820 binds to and modulates sestrin, which senses amino acid availability in the brain, a potent natural activator of mTORC1.
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
Adamas Reorganization
In the first quarter of 2022 and subsequent to the Adamas Acquisition, the Company completed a reorganization of the Adamas legal entities in an effort to obtain operational, legal and other benefits that also resulted in certain state tax efficiencies. The reorganization had no effect on the consolidated financial statements other than certain state tax efficiencies. (See Note 12, Income Taxes.

COVID-19 Impact
While the impact of the ongoing COVID-19 pandemic did not have a material adverse effect on our financial position or results of operations for the year ended December 31, 2022, we continue to closely monitor the events and circumstances surrounding the COVID-19 pandemic and its impact on all aspects of our business operations. Since the situation surrounding the COVID-19 pandemic remains fluid and the duration uncertain, the long-term nature and extent of the impacts of the pandemic on our business operations and financial position cannot be reasonably estimated at this time. See “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for additional information on risk factors that could impact our business and our results.
Operational Highlights
Qelbree Update
•Total IQVIA prescriptions were 117,635 in the fourth quarter of 2022, an increase of 24% compared to total prescriptions of 94,681 in the third quarter of 2022. In January 2023, the most recent month available, total prescriptions reached 42,881.
•Continued healthy growth in the U.S. attention-deficit hyperactivity disorder market with 2022 total number of prescriptions reaching more than 90 million, an increase of 9% compared to 2021, according to IQVIA.
•The average price per Qelbree prescription continued to increase in the fourth quarter of 2022, driven by increases in the average daily dose and prescription size.
•Executed a second significant pharmacy benefit manager contract effective January 2023, and continued making progress in securing and improving managed care coverage.
•Qelbree continues to expand its base of prescribers, with approximately 16,822 prescribers in the fourth quarter of 2022, up from 14,265 prescribers from the third quarter of 2022.
Product Pipeline Update
SPN-830 (apomorphine infusion device) - Continuous treatment of motor fluctuations (“off” episodes) in Parkinson's Disease (PD)
•The Company will be meeting with the FDA in April 2023 to discuss the CRL received in October 2022. The Company will announce the timing for our resubmission after our discussion with the FDA.
SPN-820 - Novel first-in-class activator of mTORC1
•The Phase II multi-center randomized double-blind placebo-controlled parallel design study of SPN-820 in adults with treatment-resistant depression is ongoing. The study will examine the efficacy and safety of SPN-820 over a course of five weeks of treatment in approximately 270 patients. The primary outcome measure is the change from baseline to end of treatment period on the Montgomery-Asberg Depression Rating Scale (MADRS) Total Score, a standard depression rating scale.
SPN-817 – A novel product candidate for the treatment of epilepsy
•The Company has commenced an open-label Phase II clinical study of SPN-817 in patients with treatment-resistant seizures. Depending on rate of enrollment, the Company expects to have data in the first half of 2024.
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

•Revenue recognition; and
•Impairment of intangible assets.
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
The variability in the net transaction price for our products arises primarily from the aforementioned sales deductions. Significant judgment is required in estimating certain sales deductions, including rebates and returns. In making these estimates, we consider: historical experience; product price increases; current contractual arrangements under applicable payor programs; unbilled claims; processing time lags for claims; inventory levels in the wholesale, specialty pharmacy, and retail distribution channel; and product life cycle. We adjust our estimates at the earlier of when the most likely amount of consideration we expect to receive changes, or when the consideration becomes fixed. Variable consideration on product sales is only recognized when it is probable that a significant reversal will not occur. If actual results in the future vary from our estimates, we adjust our estimates in the period identified. These adjustments could materially affect net product sales and earnings in the period in which the adjustment(s) is recorded. Refer to Part II, Item 8—Financial Statements and Supplementary Data, Note 2, Summary of Significant Accounting Policies, in the Notes to the Consolidated Financial Statements, for further discussion on each of the different sales deductions. While sales rebates have been relatively predictable based on historical experience such that there have not been material changes in estimates in prior periods, there have been critical estimates associated with rebates and returns that may result in significant variability as further discussed below.
Returns
We maintain a return policy that allows our customers to return products within a specified period of time. Sales of our products are not subject to a general right of return; however, we will accept return of expired product 6 months prior to and up to 12 months subsequent to the product's expiry date for certain products. Our products have a shelf life of up to 48 months from date of manufacture. The product return accrual is estimated principally based on historical experience, the level and estimated shelf life of inventory in the distribution channel, changes in the current wholesaler prices, our return policy and expected market events, including generic competition. The time lag from date of sale of our products when we accrue our provision for product returns and the time at which we issue credit for expired product can occur up to several years after the sale of our product. Estimates associated with our provision for product returns are particularly susceptible to adjustment given the extensive time lag. In regards to Trokendi XR, the Company has entered into settlement agreements with third parties, permitting the sale of a generic version of Trokendi XR on or after January 1, 2023. The Company is actively monitoring returns activity in light of the loss of exclusivity and potential sales decline based on timing of generic entry. The recent entry of a generic competitor may cause our future Trokendi XR product return rates to change from historical trends, and this change could have a material effect on the future provision for product returns. Historically, we have experienced changes in estimates in return reserve calculations, but those adjustments have not been material to net earnings. However, given the extensive number of inputs and assumptions, described above, future changes in our return reserves could be material.
Rebates
Rebates are discounts which we pay under either public sector or private sector health care programs. Rebates paid under public sector programs are generally mandated under law, whereas private sector rebates are generally contractually negotiated by us with managed care providers. Both types of rebates vary over time. Rebate amounts are typically based upon the volume of purchases using contractual or statutory prices, which may vary by product and by payer. For each type of rebate, the factors used in the calculations of the accruals for that rebate include the identification of the products subject to the rebate, applicable price terms and estimated lag time between sale and payment of the rebate, which can be significant. In order to establish the rebate accruals, we use both internal and external data to estimate the level of inventory in the distribution channel and the rebate claims processing lag time for each type of rebate. To estimate the rebate percentage or net price, we track sales by product and by customer or payer. We evaluate inventory data reported by wholesalers, available prescription volume information, product pricing, historical experience and other factors in order to determine the adequacy of our accruals. We regularly monitor our accruals and record adjustments when rebate trends, rebate programs and contract terms, legislative changes, or other significant events indicate that a change in reserve is appropriate. Historically, adjustments to rebate accruals have not been material to net earnings.

Specifically, a significant portion of rebates we pay are on state Medicaid programs. We participate in state Medicaid programs wherein the lag time from the date of sale of our product when we accrue for provision for rebates and the ultimate invoicing by the individual state Medicaid program can occur up to several quarters after the sale of our product. Because of the time lag for Medicaid, in any particular quarter, our adjustments may incorporate revisions of accruals for prior periods. Estimates associated with our participation in state Medicaid programs are particularly susceptible to adjustment given the extensive time lag. Historically, adjustments to rebate accruals have not been material to net earnings, but there continues to be an extensive time lag related to certain programs that could result in variability in future periods.
For a roll-forward of the accrued sales deductions, see the section entitled Results of Operations - Revenues - Sales deductions and related accruals.
Impairment of Indefinite-Lived Intangible Assets
In 2020, the Company acquired the right to further develop and commercialize SPN-830 (apomorphine infusion device), a late-stage product candidate (IPR&D intangible asset). The In Process Research and Development (IPR&D) intangible asset represents the estimate of the fair value of acquired technology which has not yet reached technological feasibility. The primary basis for determining the technological feasibility is obtaining specific regulatory approvals. IPR&D is accounted for as an indefinite-lived intangible asset until completion or abandonment of the IPR&D project. Upon completion of the development project, the IPR&D will be amortized over its estimated useful life. We review intangible assets with indefinite lives for impairment annually or more often if impairment indicators are identified. Our annual evaluation is generally based on an assessment of qualitative factors to determine whether it is more likely than not the fair value of the asset is less than its carrying amount. If the Company is unable to conclude that the indefinite intangible asset is not impaired during its qualitative assessment, the Company will perform a quantitative assessment by estimating the fair value of the indefinite-lived intangible asset and comparing the fair value to the carrying amount. The significant inputs and assumptions used to estimate the fair value of the IPR&D intangible asset include: the timing and probability of success of clinical and regulatory approvals for the IPR&D asset, the estimated future cash flows from product sales, and the timing and projection of costs and expenses. We believe that the timing and probability of success of clinical and regulatory approval for the IPR&D asset is key and directly drives the timing and realization of the estimated future cashflows from product sales and the incurrence of costs and expenses. The drug regulatory approval process is inherently uncertain, lengthy, and difficult. The FDA has substantial discretion in the drug approval process, including the ability to delay, limit or deny approval of a product candidate for many reasons. In addition, the actual review and approval process time required may vary substantially based upon the type, complexity, and novelty of the product or disease. Any adverse action by the FDA can potentially impact our estimated fair value of the IPR&D intangible asset. In October 2022, the FDA issued a CRL regarding the NDA for SPN-830. We consider the positive results of clinical trials, industry benchmarks, available market data, and recent communications with the FDA regarding SPN-830 in determining the probability of technical and regulatory success input and assumption. The carrying amount of the indefinite-lived intangible asset was $124.0 million as of December 31, 2022. Although we believe the assumptions, judgments, and estimates we have used in our assessments are reasonable and appropriate, a material change in any of our assumptions or external factors could lead to impairment charges. If the IPR&D project is abandoned or regulatory approvals are not obtained, we may have a full or partial impairment charge related to the IPR&D, calculated as the excess carrying value of the IPR&D assets over the estimated fair value.

Results of Operations
In this section, we discuss the results of our operations for the year ended December 31, 2022, compared to the year ended December 31, 2021. Our Annual Report on Form 10-K for the year ended December 31, 2021, includes a discussion and analysis of our financial condition and results of operations for the year ended December 31, 2020, in Part II,
Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations.
Revenues
Revenues consist primarily of net product sales of our commercial products in the U.S., supplemented by royalty revenues from our collaborative licensing arrangements. The following table provides information regarding our revenues during the years ended December 31, 2022 and 2021 (dollars in thousands):

	Years Ended December 31,		Change
	2022	2021	Amount	Percent
Net product sales
Trokendi XR	$261,221	$304,817	$(43,596)	(14)%
Oxtellar XR	115,345	110,708	4,637	4%
GOCOVRI	104,421	9,778	94,643	**
APOKYN	75,305	99,233	(23,928)	(24)%
Qelbree	61,322	9,879	51,443	**
Other(1)	31,818	33,089	(1,271)	(4)%
Total net product sales	649,432	567,504	81,928	14%
Royalty revenues	17,806	12,271	5,535	45%
Total revenues	$667,238	$579,775	$87,463	15%
______________________________
(1) Includes net product sales of MYOBLOC, XADAGO and Osmolex ER.
** Indicates calculation result is equal to or greater than 100%. Net product sales of GOCOVRI represents sales subsequent to the completion of the Adamas Acquisition in November 2021. In addition, Qelbree was launched in May 2021.
Net Product Sales
Net product sales increased by $81.9 million from $567.5 million in 2021 to $649.4 million in 2022. The increase in net product sales was primarily due to the $94.6 million increase in net product sales of GOCOVRI, subsequent to the completion of the Adamas Acquisition in November 2021, as well as a $51.4 million increase in net product sales of Qelbree, which was launched in May 2021. Partially offsetting this increase was a $43.6 million decrease in net product sales of Trokendi XR and a $23.9 million decrease in net product sales of APOKYN primarily attributable to the decline in unit demand due to competitive headwinds.
Sales deductions and related accruals
We record accrued product returns and accrued product rebates as current liabilities in Accrued product returns and rebates, on our consolidated balance sheets. We record sales discounts as a reduction against Accounts receivable, net on the consolidated balance sheets. Both amounts are generally affected by changes in gross product sales, changes in the provision for net product sales deductions, and the timing of payments/credits.

The following table provides a summary of activities with respect to accrued product returns and rebates for the years ended December 31, 2022 and 2021 (dollars in thousands):

	Accrued Product Returns and Rebates
	Product Returns	Product Rebates	Allowance for Sales Discounts	Total
Balance at December 31, 2021	$35,127	$97,597	$13,537	$146,261
Provision
Provision for sales in current year	22,129	437,323	76,079	535,531
Adjustments relating to prior year sales	(3,866)	(155)	(3)	(4,024)
Total provision	18,263	437,168	76,076	531,507
Less: Actual payments/credits	(8,382)	(428,108)	(76,618)	(513,108)
Balance at December 31, 2022	$45,008	$106,657	$12,995	$164,660

Balance at December 31, 2020	$29,603	$96,589	$11,404	$137,596
Adamas Acquisition liabilities assumed	223	2,194	271	2,688
Provision
Provision for sales in current year	15,762	370,273	69,383	455,418
Adjustments relating to prior year sales	(3,069)	1,335	19	(1,715)
Total provision	12,693	371,608	69,402	453,703
Less: Actual payments/credits	(7,392)	(372,794)	(67,540)	(447,726)
Balance at December 31, 2021	$35,127	$97,597	$13,537	$146,261
Accrued product returns and rebates
The accrued product returns balance increased from $35.1 million as of December 31, 2021 to $45.0 million as of December 31, 2022 due to timing of related return activity and an increase in provision for product returns primarily for Qelbree.
The accrued product rebates balance increased from $97.6 million as of December 31, 2021 to $106.7 million as of December 31, 2022 due to timing of payments and the increase in the provision.
Provision for returns and rebates
The provision for product returns increased from $12.7 million in 2021 to $18.3 million in 2022. This increase was primarily attributable to an increase in volume of products sold with the launch of Qelbree for pediatric patients in the second quarter of 2021 and for adults in second quarter of 2022, partially offset by lower sales of Trokendi XR.
The provision for product rebates increased from $371.6 million in 2021 to $437.2 million in 2022. The increase was primarily attributable to higher sales volume, as well as higher per patient payments under both government and commercial managed care programs.
The provision for sales discounts increased from $69.4 million in 2021 to $76.1 million in 2022. The increase is due to higher gross sales primarily due to launch of Qelbree and the acquired commercial products from the Adamas Acquisition in November 2021.
Adjustments related to prior year sales
Adjustments related to prior year sales in 2022 of $4.0 million was less than 1% of both net product sales and total provision for the year ended December 31, 2022. Adjustments related to prior year sales in 2021 of $1.7 million was less than 1% of both net product sales an total provision for the year ended December 31, 2021.

Royalty Revenues
The following table provides information regarding our royalty revenues for the years indicated (dollars in thousands):

			Change
	2022	2021	Amount	Percent
Royalty revenues	$17,806	$12,271	$5,535	45%
Royalty revenues increased by approximately $5.5 million, or 45%, in 2022 compared to 2021, primarily due to the full year of Namzaric royalties associated with the Adamas Acquisition. The Company recognized noncash royalty revenues of $9.8 million, $9.4 million for the years ended December 31, 2022 and 2021, respectively.
Cost of Goods Sold

The following table provides information regarding our cost of goods sold for the years indicated (dollars in thousands):

			Change
	2022	2021	Amount	Percent
Cost of goods sold	$87,221	$75,061	$12,160	16%
Cost of goods sold includes the cost of royalties; cost of materials, including active pharmaceutical ingredients (API); and cost to manufacture, including tableting, packaging, personnel, overhead, stability testing, and distribution.
Cost of goods sold increased from $75.1 million in 2021 to $87.2 million in 2022. The increase was primarily due to higher Qelbree sales, offset by lower royalty expense compared to the same period in the prior year.
Research and Development Expenses

The following table provides information regarding our research and development (R&D) expenses for the years indicated (dollars in thousands):

			Change
	2022	2021	Amount	Percent
Research and development expense	$74,552	$90,467	$(15,915)	(18)%
R&D expenses decreased from $90.5 million in 2021 to $74.6 million in 2022. The decrease was primarily due to the $15.0 million write-down of the investment in Navitor LLC in 2021 which was attributable to a single in-process research and development (IPR&D) asset and recorded in R&D expense in the first quarter of 2021. Refer to Note 5, Investments in the Notes to the Consolidated Financial Statements in Part II, Item 8 of this report for further discussion of the write-down of the investment in Navitor LLC in 2021.
Selling, General, and Administrative Expense
The table below provides information regarding our selling, general, and administrative (SG&A) expenses for the years indicated (dollars in thousands):

			Change
	2022	2021	Amount	Percent
Selling and marketing expense	$267,788	$199,709	$68,079	34%
General and administrative expense	109,433	105,050	4,383	4%
Total	$377,221	$304,759	$72,462	24%
Selling and Marketing Expense
Selling and marketing expenses increased from $199.7 million in 2021 to $267.8 million in 2022. The increase was primarily due to increased marketing expenditures of $46.7 million primarily for activities to support the launch of Qelbree to the adult population and the Qelbree direct-to-consumer campaign, which substantially occurred in the third quarter of 2022, as well as higher sales and corporate accounts management expenditures to the commercial products including those acquired from the Adamas Acquisition.

General and Administrative Expense
General and administrative expenses increased from $105.1 million in 2021 to $109.4 million in 2022. The increase was primarily due to higher professional and consulting costs and increased employee-related costs mainly to support IT and finance operations related to the ransomware incident, financial reporting and Adamas integration in 2022.
Amortization of Intangible Assets
The following table provides information regarding the amortization expense for intangible assets during the periods indicated (dollars in thousands):

			Change
	2022	2021	Amount	Percent
Amortization of intangible assets	$82,630	$29,989	$52,641	**
______________________________
** Indicates calculation result is equal to or greater than 100%.
Amortization of intangible assets increased for the year ended December 31, 2022, primarily due to the amortization of definite-lived intangible assets acquired in the Adamas Acquisition.
Contingent Consideration (Gain) Expense
The following table provides information regarding the contingent consideration expense during the periods indicated (dollars in thousands):

			Change
	2022	2021	Amount	Percent
Contingent consideration (gain) expense	$(510)	$(6,530)	$6,020	(92)%
Contingent consideration gain recorded for the years ended December 31, 2022 and December 31, 2021 of $0.5 million and $6.5 million, respectively. The decrease in contingent consideration gain was primarily due to $6.5 million gain recorded in 2021 due to the write-down of the sales-based contingent consideration liabilities associated with the USWM Acquisition.
Other Income (Expense)
The following table provides the components of other income (expense) during the years indicated (dollars in thousands):

			Change
	2022	2021	Amount	Percent
Interest and other income, net	$21,689	$10,569	$11,120	**
Interest expense	(4,654)	(19,696)	(15,042)	76%
Interest expense on nonrecourse liability related to sale of future royalties	(2,416)	(3,727)	(1,311)	35%
Total	$14,619	$(12,854)	$27,473	**
______________________________
** Indicates calculation result is equal to or greater than 100%.
Interest and other income, net includes primarily interest earned from cash, cash equivalents, and marketable securities holdings. Interest and other income, net increased from $10.6 million 2021 to $21.7 million in 2022. The increase in interest and other income, net was primarily due to $12.9 million recorded in 2022 in connection with the gain associated with the Navitor investment. The decrease in interest expense of $15.0 million was primarily related to the Company's adoption of ASU 2020-06.

Income Tax Expense
The following table provides information regarding our income tax expense during the periods indicated (dollars in thousands):

			2022 vs 2021 Change
	2022	2021	Dollar	Percent
Income tax expense	$32	$19,751	$(19,719)	**
Effective tax rate	0.1%	27.0%
______________________________
** Indicates calculation result is equal to or greater than 100%.
Income tax expense was $32 thousand and $19.8 million for the years ended December 31, 2022 and December 31, 2021, respectively. The change in income tax expense and effective income tax rate was primarily due to tax benefits associated with the Adamas legal entities reorganization in the first quarter of 2022.
Net Earnings
The following table provides information regarding our net earnings during the periods indicated (dollars in thousands):

			Change
	2022	2021	Amount	Percent
Net earnings	$60,711	$53,424	$7,287	14%
The increase in net earnings was primarily due to the decrease in income tax expense and interest expense, and an increase in interest income for the year ended December 31, 2022 compared to the same period in 2021.
Summary of Cash Flows
The following table summarizes the major sources and uses of cash for the periods set forth below (dollars in thousands):

	December 31,		Change
	2022	2021	Amount
Net cash provided by (used in):
Operating activities	$116,826	$127,127	$(10,301)
Investing activities	(216,663)	(81,913)	(134,750)
Financing activities	(10,477)	(130,420)	119,943
Net change in cash and cash equivalents	$(110,314)	$(85,206)	$(25,108)
Operating Activities
Net cash provided by operating activities is comprised of two components: cash provided by operating earnings; and cash provided by (used in) changes in working capital. The net cash provided by operating activities was $116.8 million in 2022 compared to $127.1 million in 2021. The year over year change was primarily driven by decrease in working capital which reflects the timing impacts of cash collections on receivables and settlement of payables, offset by an increase in operating earnings and non-cash items.
Investing Activities
Net cash used in investing activities was $216.7 million in 2022 compared to $81.9 million in 2021. The year over year change of $134.8 million was primarily attributed to the following:
•Cash outflows related to marketable securities activity were higher by $435.2 million in 2022 compared to 2021 due to higher purchases of marketable securities offset by lower proceeds from sales and maturities of marketable securities;
•Cash outflows in 2021 of $311.7 million related to the Adamas acquisition;
•Cash inflow from cash distribution received in 2021 of $12.9 million related to investment in Navitor.

Financing Activities
Net cash used in financing activities was $10.5 million in 2022 compared to $130.4 million provided in the same period in 2021. This year over year change is primarily attributable to the repayment of the acquired debt from the Adamas Acquisition in prior year partially offset by the payment of a contingent consideration milestone associated with the USWM Acquisition in the first quarter of 2022 and the increase in proceeds from the issuance of common stock.
Liquidity and Capital Resources
Cash and cash equivalents, marketable securities, and long term marketable securities presented below are as follows (dollars in thousands):

December 31, 2022
Cash and cash equivalents	$93,120
Marketable securities	368,214
Long term marketable securities	93,896
Total	$555,230
We have financed our operations primarily with cash generated from product sales, supplemented by revenues from royalty and licensing arrangements, as well as proceeds from the sale of equity and debt securities. Continued cash generation is highly dependent on the success of our commercial products, as well as the success of our product candidates if approved by the FDA. While we expect continued profitability in future years, we anticipate there may be significant variability from year to year in the level of our profits particularly due to the commercial launch of Qelbree in May 2021; continued market and payor pressures for our commercial products; and the likely unfavorable impact of the loss of patent exclusivity for Trokendi XR in January 2023.
The Company believes its balances of cash, cash equivalents and unrestricted marketable securities, which totaled $555.2 million as of December 31, 2022, along with cash generated from ongoing operations and continued access to debt markets, will be sufficient to satisfy its cash requirements over the next 12 months and beyond.
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
Convertible Notes due 2023
As of December 31, 2022, the outstanding principal on the 0.625% Convertible Senior Notes due 2023 (2023 Notes) was $402.5 million. No 2023 Notes were converted as of December 31, 2022. Contemporaneous with the issuance of the 2023 Notes, the Company also entered into separate convertible note hedge transactions (collectively, the Convertible Note Hedge Transactions), issuing 402,500 convertible note hedge options. The Convertible Note Hedge Transactions are expected to reduce the potential dilution of the Company's common stock upon conversion of the 2023 Notes. Concurrently with entering into the Convertible Note Hedge Transactions, we also entered into separate warrant transactions, issuing a total of 6,783,939 warrants (the Warrant Transactions). Refer to Note 9, Convertible Senior Notes Due 2023 in the Notes to the Consolidated Financial Statements in Part II, Item 8 of this report.
Secured Uncommitted Credit Line
During the first quarter of 2023, we entered into an uncommitted demand secured credit line with a financial institution for up to $150.0 million (the "Credit Line"). Although as of the March 1, 2023 the Company has not drawn from the Credit Line. The Credit Line is secured primarily by our portfolio of marketable securities, which is primarily comprised of corporate and U.S. government agency and municipal debt securities, and it contains collateral maintenance requirements. Pursuant to the terms of the Credit Line, the lender may terminate the Credit Line and/or demand full or partial payment of amounts borrowed thereunder at any time.

Leases
Our operating lease commitments include leases of fleet vehicles, leases of certain facilities, including the lease of the current headquarters office and laboratory space. As of December 31, 2022, we have fixed lease payment obligations of $50.8 million, with $8.3 million payable within 12 months. Refer to Note 13, Leases in the Notes to the Consolidated Financial Statements in Part II, Item 8 of this report.
Manufacturing Purchase Obligations
In October 2021, we entered into an amendment to the Merz Agreement which increased the price of the annual purchase commitment of MYOBLOC from €3.0 million to approximately €3.9 million. For further discussion on the embedded operating lease related to the Merz Agreement, refer to Note 13, Leases in the Notes to the Consolidated Financial Statements in Part II, Item 8 of this report.
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
We also have contingent consideration milestones payable related to the USWM Acquisition. On February 18, 2022, the FDA accepted the SPN-830 NDA for review, and we paid the resulting $25 million milestone in the first quarter of 2022. In addition, there are two other regulatory and developmental contingent consideration milestone payments: the first is a $25 million milestone due upon the FDA's regulatory approval and $30 million upon commercial launch of SPN-830. If SPN-830 is approved by the FDA and commercially launched, we expect these milestones to become due and be paid in between 2023 and 2024.
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
ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
The primary objective of our investment activities is to preserve our capital to fund operations and to facilitate business development activities. We also seek to maximize income from our investments without assuming significant interest rate risk, liquidity risk, or risk of default by investing in investment grade securities with maturities of four years or less. Our exposure to market risk is confined to investments in cash and cash equivalents, marketable securities, and long term marketable securities. As of December 31, 2022, we had unrestricted cash and cash equivalents, marketable securities, and long term marketable securities of $555.2 million.
In connection with the 2023 Notes, we have separately entered into Convertible Note Hedge Transactions and Warrant Transactions to reduce the potential dilution of the Company's common stock upon conversion of the 2023 Notes, and to partially offset the cost to purchase the Convertible Note Hedge Transactions, respectively.
We may borrow funds pursuant to our Credit Line at variable interest rates determined by reference to a reference rate and an applicable spread. Variable rate borrowing would expose us to interest rate risk as increases in interest rates would increase our borrowing costs.
If we borrow funds pursuant to our Credit Line, we will be subject to a collateral maintenance requirement. The Credit Line is secured primarily by our portfolio of marketable securities, which is primarily comprised of corporate and U.S. government agency and municipal debt securities and may fluctuate in value. The fluctuations may be driven by, among other things, changes in interest rates, economic conditions, and other financial conditions as well as idiosyncratic factors related to a security’s issuer. To the extent a fluctuation in value results in the value of the collateral decreasing below the required collateral maintenance requirements we may be required to promptly post additional collateral. Additionally, our Credit Line is an uncommitted facility that may be terminated by the lender at any time. During periods of rapidly changing interest rates, economic conditions or other financial conditions, the Credit Line may be terminated by the lender and/or the lender may declare that all borrowings thereunder are immediately due.
Our cash and cash equivalents consist primarily of cash held at banks and investments in highly liquid financial instruments with an original maturity of three months or less. Our marketable securities, which are reported at fair value, consist of investments in U.S. Treasury bills and notes; bank certificates of deposit; various U.S. governmental agency debt securities; and corporate and municipal debt securities. We place all investments with governmental, industrial, or financial institutions whose debt is rated as investment grade. We generally hold these securities to maturities of one to four years. Because of the relatively short period that we hold our investments and because we generally hold these securities to maturity, we do not believe that an increase in interest rates would have any significant impact on the realizable value of our investments. We do not have any currency or other derivative financial instruments other than outstanding warrants to purchase common stock and the convertible note hedges.
We may contract with clinical research organizations (CROs) and investigational sites globally. Currently, we have ongoing clinical trials, which are being conducted outside the U.S. for SPN-817. We do not hedge our foreign currency exchange rate risk. Transactions denominated in currencies other than the U.S. dollar are recorded based on exchange rates at the time such transactions arise. As of December 31, 2022, and December 31, 2021, substantially all of our liabilities were denominated in the U.S. dollar.
Inflation generally affects us by increasing our cost of labor and the cost of services provided by our vendors. We do not believe that inflation and changing prices over the years ended December 31, 2022, and 2021 had a significant impact on our consolidated results of operations.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
Supernus Pharmaceuticals, Inc.
Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Supernus Pharmaceuticals, Inc.:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Supernus Pharmaceuticals, Inc. and subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of earnings, comprehensive earnings, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 9, 2023 expressed an adverse opinion on the effectiveness of the Company's internal control over financial reporting.
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
Accrued sales deductions related to product returns
As disclosed in Notes 2 and 14 to the consolidated financial statements, the Company recorded accrued product returns of $45,008 (dollars in thousands) as of December 31, 2022. The related provision for product returns is reflected as a reduction of gross product sales, and is recorded at the time of sale when the customer takes title to the product. Sale of the Company’s products are not subject to a general right of return; however, the Company will accept return of expired product six months prior to and up to 12 months subsequent to the product’s expiry date for certain products. The Company's products have a shelf life of up to 48 months from date of manufacture.
We identified the evaluation of accrued sales deductions related to Trokendi XR, Oxtellar XR and Qelbree product returns, and specifically the assessment of the expected long-term return rates, as a critical audit matter. The assessment of the expected long-term return rates included a comparison to actual returns experience and involved a high degree of auditor judgment due to the significant passage of time between product sale and the time at which the Company issues credit for expired product.

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
March 9, 2023

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Supernus Pharmaceuticals, Inc.:

Opinion on Internal Control Over Financial Reporting
We have audited Supernus Pharmaceuticals, Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, because of the effect of the material weaknesses, described below, on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, the related consolidated statements of earnings, comprehensive earnings, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes (collectively, the consolidated financial statements), and our report dated March 9, 2023 expressed an unqualified opinion on those consolidated financial statements.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses are specific to the lack of qualified resources and an adequate risk assessment over design and effective operation of controls in the inventory and cost of goods sold processes and the lack of an adequate risk assessment over the design and effective operation of controls that would affect the estimation of accrued product rebates have been identified and included in management’s assessment. The material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2022 consolidated financial statements, and this report does not affect our report on those consolidated financial statements.
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

/s/ KPMG LLP
Baltimore, Maryland
March 9, 2023

Supernus Pharmaceuticals, Inc.
Consolidated Balance Sheets
(in thousands, except share amounts)

	December 31, 2022	December 31, 2021
Assets
Current assets
Cash and cash equivalents	$93,120	$203,434
Marketable securities	368,214	136,246
Accounts receivable, net	165,497	148,932
Inventories, net	91,541	85,959
Prepaid expenses and other current assets	15,779	27,019
Total current assets	734,151	601,590
Long term marketable securities	93,896	119,166
Property and equipment, net	15,173	16,955
Intangible assets, net	702,463	784,693
Goodwill	117,019	117,516
Other assets	39,806	49,232
Total assets	$1,702,508	$1,689,152

Liabilities and stockholders’ equity
Current liabilities
Accounts payable and accrued liabilities	$96,342	$117,683
Accrued product returns and rebates	151,665	132,724
Contingent consideration, current portion	21,120	44,840
Convertible notes, net	401,968	—
Other current liabilities	16,863	20,132
Total current liabilities	687,958	315,379
Convertible notes, net	—	379,252
Contingent consideration, long term	33,847	35,637
Operating lease liabilities, long term	35,998	41,298
Deferred income tax liabilities, net	49,809	85,355
Other liabilities	8,692	16,380
Total liabilities	816,304	873,301

Stockholders’ equity
Common stock, $0.001 par value; 130,000,000 shares authorized; 54,253,796 and 53,256,094 shares issued and outstanding as of December 31, 2022 and December 31, 2021, respectively	54	53
Additional paid-in capital	408,115	434,337
Accumulated other comprehensive (loss) earnings, net of tax	(3,210)	1,539
Retained earnings	481,245	379,922
Total stockholders’ equity	886,204	815,851
Total liabilities and stockholders’ equity	$1,702,508	$1,689,152

See accompanying notes.

Supernus Pharmaceuticals, Inc.
Consolidated Statements of Earnings
(in thousands, except share and per share data)

	Years Ended December 31,
	2022	2021	2020
Revenues
Net product sales	$649,432	$567,504	$509,350
Royalty revenues	17,806	12,271	11,047
Total revenues	667,238	579,775	520,397

Costs and expenses
Cost of goods sold (a)	87,221	75,061	52,459
Research and development	74,552	90,467	75,961
Selling, general and administrative	377,221	304,759	200,677
Amortization of intangible assets	82,630	29,989	15,702
Contingent consideration (gain) expense	(510)	(6,530)	1,900
Total costs and expenses	621,114	493,746	346,699

Operating earnings	46,124	86,029	173,698

Other income (expense)
Interest and other income, net	21,689	10,569	18,704
Interest expense	(7,070)	(23,423)	(23,754)
Total other income (expense)	14,619	(12,854)	(5,050)

Earnings before income taxes	60,743	73,175	168,648

Income tax expense	32	19,751	41,698
Net earnings	$60,711	$53,424	$126,950

Earnings per share
Basic	$1.13	$1.01	$2.41
Diluted	$1.04	$0.98	$2.36
Weighted-average shares outstanding
Basic	53,665,143	53,099,330	52,615,269
Diluted	61,679,800	54,356,744	53,689,743

(a) Excludes amortization of intangible assets.

See accompanying notes.

Supernus Pharmaceuticals, Inc.
Consolidated Statements of Comprehensive Earnings
(in thousands)

	Years Ended December 31,
	2022	2021	2020
Net earnings	$60,711	$53,424	$126,950
Other comprehensive loss:
Unrealized (loss) gain on marketable securities, net of tax	(4,749)	(7,436)	1,558
Other comprehensive (loss) earnings, net of tax	(4,749)	(7,436)	1,558
Comprehensive earnings	$55,962	$45,988	$128,508

See accompanying notes.

Supernus Pharmaceuticals, Inc.
Consolidated Statements of Changes in Stockholders' Equity
Years Ended December 31, 2020, 2021 and 2022
(in thousands, except share data)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Earnings (Loss)	Retained Earnings (Accumulated Deficit)	Total Stockholders' Equity
	Shares	Amount
Balance, December 31, 2019	52,533,348	$53	$388,410	$7,417	$199,548	$595,428
Share-based compensation	—	—	16,561	—	—	16,561
Issuance of common stock in connection with the Company’s equity award plans	335,134	—	4,361	—	—	4,361
Net earnings	—	—	—	—	126,950	126,950
Unrealized gain on marketable securities, net of tax	—	—	—	1,558	—	1,558
Balance, December 31, 2020	52,868,482	53	409,332	8,975	326,498	744,858
Share-based compensation	—	—	17,910	—	—	17,910
Issuance of common stock in connection with the Company’s equity award plans	387,612	—	7,095	—	—	7,095
Net earnings	—	—	—	—	53,424	53,424
Unrealized loss on marketable securities, net of tax	—	—	—	(7,436)	—	(7,436)
Balance, December 31, 2021	53,256,094	53	434,337	1,539	379,922	815,851
Cumulative effect of adoption of ASU 2020-06	—	—	(56,212)	—	40,612	(15,600)
Balance, January 1, 2022	53,256,094	53	378,125	1,539	420,534	800,251
Share-based compensation	—	—	17,568	—	—	17,568
Issuance of common stock in connection with the Company’s equity award plans	997,702	1	12,422	—	—	12,423
Net earnings	—	—	—	—	60,711	60,711
Unrealized loss on marketable securities, net of tax	—	—	—	(4,749)	—	(4,749)
Balance, December 31, 2022	54,253,796	$54	$408,115	$(3,210)	$481,245	$886,204

See accompanying notes.

Supernus Pharmaceuticals, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Years Ended December 31,
	2022	2021	2020
Cash flows from operating activities
Net earnings	$60,711	$53,424	$126,950
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	85,543	32,595	18,141
Navitor investment R&D expense (see Note 5)	—	15,000	—
Other income from Navitor (see Note 5)	(12,888)	—	—
Amortization of deferred financing costs and debt discount	2,112	17,501	16,581
Share-based compensation expense	17,568	17,910	16,561
Realized gains from sales of marketable securities	(14)	(347)	(4,352)
Amortization of premium/discount on marketable securities	3,233	418	(2,889)
Changes in fair value of contingent consideration	(510)	(6,530)	1,900
Other noncash adjustments, net	11,638	(1,420)	1,454
Deferred income tax (benefit) provision	(26,324)	(4,994)	568
Changes in operating assets and liabilities:
Accounts receivable	(16,366)	3,867	(34,607)
Inventories	(17,858)	(14,580)	(10,124)
Prepaid expenses and other assets	12,303	(8,398)	(10,442)
Accrued product returns and rebates	18,941	4,502	10,386
Accounts payable and other liabilities	(19,163)	18,179	8,272
Contingent consideration	(2,100)	—	—
Net cash provided by operating activities	116,826	127,127	138,399

Cash flows from investing activities
Sales and maturities of marketable securities	190,739	530,509	378,422
Purchases of marketable securities	(406,990)	(311,573)	(95,890)
Acquisition of USWM, net of cash acquired	—	(950)	(298,541)
Acquisition of Adamas, net of cash acquired	—	(310,742)	—
Distribution from (investment in) Navitor	—	12,888	(15,000)
Purchase of property and equipment and deferred legal fees paid	(412)	(2,045)	(3,690)
Net cash used in investing activities	(216,663)	(81,913)	(34,699)

Cash flows from financing activities
Proceeds from issuance of common stock	12,423	7,095	4,361
Proceeds from governmental loan and grant	—	800	—
Repayment of acquired Adamas loan	—	(138,315)	—
Payments on finance lease liability	—	—	(802)
Payment of contingent consideration	(22,900)	—	—
Net cash (used in) provided by financing activities	(10,477)	(130,420)	3,559

Net change in cash and cash equivalents	(110,314)	(85,206)	107,259
Cash and cash equivalents at beginning of year	203,434	288,640	181,381
Cash and cash equivalents at end of year	$93,120	$203,434	$288,640

Supplemental cash flow information:
Cash paid for interest on convertible notes	$2,516	$2,516	$2,516
Cash paid for operating leases	$12,883	$11,908	$6,949
Income taxes paid	$16,200	$25,190	$45,428

Noncash investing and financing activity:
Contingent consideration liability related to acquisitions	$—	$10,307	$76,700
Lease assets and tenant receivable obtained for new operating leases	$1,867	$10,868	$2,478
Lease assets obtained for new finance lease		$—	$22,747
Property and equipment additions from utilization of tenant improvement allowance	$580	$25	$—
See accompanying notes.

Supernus Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements
1. Organization and Business
Supernus Pharmaceuticals, Inc. (the Company) was incorporated in Delaware and commenced operations in 2005. The Company is a biopharmaceutical company focused on developing and commercializing products for the treatment of central nervous system (CNS) diseases. The Company's diverse neuroscience portfolio includes approved treatments for epilepsy, migraine, attention-deficit hyperactivity disorder (ADHD), hypomobility in Parkinson's Disease (PD), cervical dystonia, chronic sialorrhea, dyskinesia in PD patients receiving levodopa-based therapy, and drug induced extrapyramidal reactions in adult patients. The Company is developing a broad range of novel CNS product candidates including new potential treatments for hypomobility in PD, epilepsy, depression, and other CNS disorders.
The Company has eight commercial products: Trokendi XR®, Oxtellar XR®, Qelbree®, APOKYN®, XADAGO®, MYOBLOC®, GOCOVRI®, and Osmolex ER®. In addition, SPN-830 (apomorphine infusion device) is a late-stage drug/device combination product candidate for the continuous treatment of motor fluctuations ("off" episodes) in PD patients that are not adequately controlled with oral levodopa and one or more adjunct PD medications.
Adamas Acquisition and Reorganization
On October 10, 2021, the Company entered into an Agreement and Plan of Merger by and among the Company, Adamas Pharmaceuticals, Inc. (Adamas) and Supernus Reef, Inc., a Delaware corporation and a wholly-owned subsidiary of the Company (Purchaser) (Adamas Agreement). On November 24, 2021 (the Closing Date), the Company completed its purchase of all of the outstanding equity of Adamas, pursuant to the Adamas Agreement dated October 10, 2021, and the Purchaser was merged with and into Adamas (the Merger), with Adamas continuing as the surviving corporation in the Merger as a wholly-owned subsidiary of the Company (Adamas Acquisition). On the Closing Date, Adamas owned two marketed products: GOCOVRI (amantadine) extended-release capsules, the first and only FDA approved medicine indicated for the treatment of both "off" episodes and dyskinesia in patients with PD receiving levodopa-based therapy and as an adjunctive treatment to levodopa/carbidopa in patients with PD experiencing "off" episodes; and Osmolex ER (amantadine) extended-release tablets, approved for the treatment of PD and drug-induced extrapyramidal reactions in adult patients. Adamas also owns the right to receive royalties from Allergan plc for sales of Namzaric (memantine hydrochloride extended-release and donepezil hydrochloride) in the U.S.
In the first quarter of 2022 and subsequent to the Adamas Acquisition, the Company completed a reorganization of the Adamas legal entities in an effort to obtain operational, legal and other benefits that also resulted in certain state tax efficiencies. The reorganization had no effect on the consolidated financial statements other than certain state tax efficiencies. (See Note 12, Income Taxes.)
2. Summary of Significant Accounting Policies
Basis of Presentation
The Company's consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (U.S. GAAP).
The Company, which is primarily located in the United States (U.S.), operates in one operating segment.
Consolidation
The Company's consolidated financial statements include the accounts of Supernus Pharmaceuticals, Inc. and its wholly-owned subsidiaries. These are collectively referred to herein as "Supernus" or "the Company." All significant intercompany transactions and balances have been eliminated in consolidation.
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
Business Combinations and Contingent Considerations
The Company determines whether an acquisition should be accounted for as a business combination or as an asset acquisition. If the acquired set of activities and assets does not meet the definition of a business, as defined by U.S. GAAP, the transaction is accounted for as an asset acquisition. In an asset acquisition, any acquired research and development that does not have an alternative future use is charged to expense as of the acquisition date, and no goodwill is recorded. If the acquired set of activities and assets meets the definition of a business, the Company applies the acquisition method of accounting and accounts for the transaction as a business combination. In a business combination, assets acquired and liabilities assumed are recorded at

Supernus Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

their respective fair values as of the acquisition date. The excess of the purchase price over the fair value of the acquired net assets, if applicable, is recorded as goodwill.
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
Additional information regarding contingent consideration is included in Note 3, Acquisition and Note 7, Contingent Consideration.
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
The following table shows the percentage of the Company's sales made to and percentage of accounts receivables from wholesalers and distributors representing more than 10% of the Company's total net product sales and more than 10% of the Company's accounts receivables, net:

	Percentage of Net Product Sales			Percentage of Accounts Receivable, net
	2022	2021	2020	2022	2021
Customer A	26%	28%	29%	37%	34%
Customer B	28%	29%	31%	34%	31%
Customer C	26%	29%	29%	15%	18%
	80%	86%	89%	86%	83%
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
Impairment of Indefinite-Lived Intangible Assets
For indefinite-lived intangible assets, such as the acquired IPR&D asset, the Company evaluates impairment annually or more frequently if impairment indicators exist. The annual evaluation is generally based on an assessment of qualitative factors to determine whether it is more likely than not that the fair value of the asset is less than its carrying amount. The Company considers various factors including but not limited to significant or adverse changes in the legal and regulatory environment, adverse clinical trial results, significant trial delays, inability to obtain governmental approval, inability to commercialize a product candidate, the introduction or advancement of competitive products, and product candidates, or other events that indicate it is more likely than not that fair value is less than its carrying value. If the Company is unable to conclude whether the indefinite-lived intangible asset is not impaired after considering the totality of events and circumstances during its qualitative assessment, the Company performs a quantitative assessment by estimating the fair value of the indefinite-lived intangible asset and comparing the fair value to the carrying amount. Evaluating for impairment requires judgment, including evaluating current economic and competitive circumstances, estimating future cash flows, future growth rates, future profitability, and the expected life over which projected cash flows would occur. If the carrying amount of the indefinite-lived intangible asset exceeds its fair value, the Company writes down the indefinite-lived intangible asset to its estimated fair value, and an impairment loss equal to the difference between the assets fair value and carrying value is recognized in the consolidated statement of earnings in the period at which such determination is made.
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
Interest Expense
Interest expense includes stated interest and the amortization of deferred financing costs and debt discount incurred by the Company in connection with the issuance of $402.5 million of 0.625% Convertible Senior Notes due 2023 (see Note 15, Interest Expense). The Company amortizes the deferred financing costs and debt discount over the term of the debt, using the effective interest method.

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
No contract assets or liabilities were recorded as of December 31, 2022, or 2021.
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
The Company recognizes revenue from product sales in an amount that reflects the consideration the Company expects to ultimately receive in exchange for those goods. Product sales are recorded net of various forms of variable consideration, including: provision for estimated rebates; provision for estimated future product returns; and an estimated provision for discounts. These are collectively considered "sales deductions." Sales deductions are based on estimates of the amounts earned or to be claimed on the related sales. These amounts are treated as variable consideration, estimated and recognized as a reduction of the transaction price at the time of sale using the most likely value method. The Company includes these estimated amounts in the transaction price to the extent it is probable that a significant reversal will not occur.
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
Sales Deductions
The Company records product sales net of rebates, returns and discounts.
•Rebates - Rebates are discounts which the Company pays under either public sector or private sector health care programs. Rebates paid under public sector programs are generally mandated under law, whereas private sector rebates are generally contractually negotiated by the Company with managed care providers. Both types of rebates vary over time. Rebates are owed when our customer dispenses our product to a patient; i.e., filling a prescription. For each of its products, the Company bases its estimates of expected rebate claims on multiple factors, including: historical levels of deductions; contractual terms with managed care providers; actual and anticipated changes in product price; prospective changes in managed care fee for service contracts; prospective changes in co-payment assistance programs; and anticipated changes in program utilization rates; i.e., patient participation rates under each specific program. The Company records an estimated liability for rebates at the time the customer takes title to the product (i.e., at the time of sale to wholesalers/distributors). This liability is recorded as a reduction to gross product sales, and an increase in Accrued product returns and rebates. The liability is recorded as a component of current liabilities on the consolidated balance sheets.
•Returns - Sales of the Company's products are not subject to a general right of return. A product that has been used to fill patient prescriptions is no longer subject to any right of return. However, the Company will accept a return of product that is damaged or defective when shipped from its third party fulfillment centers. The Company will also accept a return

Supernus Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

of expired product six months prior to and up to 12 months subsequent to the product's expiry date for certain products. Expired or defective returned product cannot be re-sold and is therefore destroyed. The Company records an estimated liability for product returns at the time the customer takes title to the product (i.e., at time of sale). The liability is reflected as a reduction to gross product sales, and an increase in Accrued product returns and rebates. This liability is recorded as a component of current liabilities on the consolidated balance sheets. The Company estimates the liability for returns primarily based on the actual returns experience for its commercial products. Because the Company's products have a shelf life up to 48 months from the date of manufacture, and because the Company accepts return of product up to 12 months post its expiry date, there is a time lag of several years between the time when the product is sold and the time when the Company may issue credit on the expired product.
•Sales discounts - Distributors and wholesalers of the Company's pharmaceutical products are generally offered various forms of consideration, including allowances, service fees and prompt payment discounts, for distributing our products. Distributor and wholesaler allowances and service fees arise from contractual agreements and are estimated as a percentage of the price at which the Company sells product to them. In addition, distributors and wholesalers are offered a prompt pay discount for payment within a specified period. Prompt pay discounts are estimated as a percentage of the price at which the Company sells product. The Company accounts for these discounts at the time of sale as a reduction to gross product sales and accounts receivable, net.
Royalty Revenues
The Company recognizes noncash royalty revenues for amounts earned pursuant to its royalty agreement with United Therapeutics Corporation (United Therapeutics), based on estimated product sales of Orenitram by United Therapeutics (see Note 4, Disaggregated Revenues). This agreement includes the right to use the Company's intellectual property as a functional license. In 2014, the Company sold certain of these royalty rights to Healthcare Royalty Partners III, L.P. (HC Royalty). Consequent to this agreement, the Company recorded a nonrecourse liability related to this transaction and amortizes this liability as noncash royalty revenues (see Note 4, Disaggregated Revenues and Note 16, Commitments and Contingencies). Sales of Orenitram by United Therapeutics result in payments from United Therapeutics to HC Royalty, in accordance with this agreement. The Company also recognizes noncash interest expense related to the nonrecourse liability and accrues interest expense at an estimated effective interest rate (see Note 15, Interest Expense). This interest rate is determined based on projections of HC Royalty's rate of return.
Royalty revenues also include cash royalty amounts received from other collaboration partners for the right to use the Company's intellectual property as a functional license. The Company has royalty arrangements with third parties that include sales-based royalties on the licensed intellectual property to which the royalties relate. For sales-based royalties, royalty revenue is only recognized when the underlying product sale has occurred. Sales-based royalties are recorded based on estimated quarterly net sales of the underlying product. Differences between actual results and estimated amounts are adjusted in the period in which they become known, which typically follows the quarterly period in which the estimate is made. To date, actual royalties received have not differed materially from estimates.
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
•Expected Term—This is the period of time during which options are expected to remain unexercised. For the years ended December 31, 2022, and 2021, we determined the expected term based on the historical exercise behavior of the stock option plan participants. Options have a maximum contractual term of ten years.
•Risk-Free Interest Rate—This is the observed U.S. Treasury Note rate as of the week each option grant is issued, with a term that most closely resembles the expected term of the option.
Restricted Stock Units (RSUs)
Share-based compensation expense is recorded based on amortizing the fair market value of the RSU as of the date of the grant over the implied service period. RSUs granted to employees generally vest over four equivalent annual installments, starting on the first anniversary of the grant. RSUs granted to directors generally vest over a one year term.

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
Leases
The Company determines if an arrangement is a lease considering whether there is an identified asset, and the contract conveys the right to control its use. Leases with an initial term of 12 months or less are not recorded on the balance sheet. Right-of-use (ROU) assets and lease liabilities are recognized at the commencement date based on the present value of remaining lease payments over the lease term. For this purpose, the Company considers only payments that are fixed and determinable at the time of commencement. The Company calculates the present value of future payments by using an estimated incremental borrowing rate, which approximates the rate at which the Company would borrow, on a secured basis and over a similar term. This rate is estimated based on information available at the commencement date of the lease and may differ for individual leases or portfolios of leased assets. Additionally, for certain equipment leases, the Company applies a portfolio approach to effectively account for the operating lease ROU assets and lease liabilities.
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
The Company incurred approximately $131.7 million, $86.0 million, and $54.5 million in advertising expense for the years ended December 31, 2022, 2021, and 2020, respectively. These expenses are recorded as a component of Selling, general and administrative expenses in the consolidated statements of earnings.

Supernus Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

Income Taxes
The Company utilizes the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and deferred tax liabilities are determined based on differences between their financial reporting and tax reporting bases of assets and liabilities and are measured using enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. When appropriate, valuation allowances are established to reduce deferred tax assets to the amounts expected to be realized.
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
Accounting Pronouncements Adopted in 2022
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
3. Acquisition
Adamas Acquisition
In connection with the Adamas Acquisition on November 24, 2021 (see Note 1, Organization and Nature of Operations), the Company paid the Adamas shareholders $400.8 million and transferred two non-tradable contingent value rights (CVRs). Each CVR represents the contractual right to receive a contingent payment of $0.50 per share in cash, less any applicable withholding taxes and without interest, upon the achievement of the applicable milestone (each such amount, a Milestone Payment) in accordance with the terms of a Contingent Value Rights Agreement entered into between the Company and American Stock Transfer & Trust Company, LLC, as rights agent (CVR Agreement). One Milestone Payment is payable (subject to certain terms and conditions) upon the first occurrence of the achievement of aggregate worldwide net sales of GOCOVRI in excess of $150 million during any consecutive 12-month period ending on or before December 31, 2024 (Milestone 2024). Another Milestone Payment is payable (subject to certain terms and conditions) upon the first occurrence of the achievement of aggregate worldwide net sales of GOCOVRI in excess of $225 million during any consecutive 12-month period ending on or before December 31, 2025 (Milestone 2025 and, together with Milestone 2024, the Milestones). Each Milestone may only be achieved once.
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
In the fourth quarter of 2022 and within one year from the Closing Date, the Company finalized its accounting for the Adamas Acquisition; the Company recorded measurement period adjustments related to deferred tax liabilities, and the fair values for a lease (refer to Note 13, Leases), inventory, and intangible asset based on refinements to inputs used in the estimates.
The following purchase price allocation table presents the Company's estimates of the fair value of assets acquired and liabilities assumed as of the Adamas Closing Date, and subsequent measurement period adjustments recorded during the year ended December 31, 2022 (dollars in thousands):

Supernus Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements (Continued)

3. Acquisitions (Continued)

	As Initially Reported	Measurement Period Adjustments(1)	As Adjusted
Cash and cash equivalents	$90,064	$—	$90,064
Accounts receivable	11,156	—	11,156
Inventories(4)	20,200	(914)	19,286
Prepaid expenses and other current assets	5,077	—	5,077
Property and equipment	1,254	—	1,254
Intangibles(4)	450,100	400	450,500
Other assets(2)	6,442	(1,620)	4,822
Total fair value of assets acquired	584,293	(2,134)	582,159
Accounts payable	(4,592)	—	(4,592)
Accrued expenses and other current liabilities	(8,014)	—	(8,014)
Current debt	(138,315)	—	(138,315)
Operating lease liabilities, long-term	(5,224)	—	(5,224)
Deferred income tax liabilities(2)(3)(4)	(56,588)	2,631	(53,957)
Total fair value of liabilities assumed	(212,733)	2,631	(210,102)
Total identifiable net assets	371,560	497	372,057
Goodwill	39,553	(497)	39,056
Total purchase price	$411,113	$—	$411,113

Cash consideration paid	$400,806	$—	$400,806
Fair value of contingent consideration	10,307	—	10,307
Total purchase price	$411,113	$—	$411,113

(1) Measurement period adjustments reflect changes for the year ended December 31, 2022 based on information related to the facts and circumstances that existed as of the Closing Date.
(2) Refinement of the estimate of fair value of the right of use asset associated with the acquired Adamas headquarters lease recorded in the first quarter of 2022. Refer to Note 13, Leases.
(3) Represents tax impact for the changes in fair value estimate of the right of use asset. inventory and intangible assets, and changes made to finalize the accounting of certain state tax attributes which existed at the opening balance sheet date.
(4) Represents adjustment to the fair value of inventory acquired which correspondingly increased the fair value of intangible assets.
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
Acquired intangible assets consist of developed technology and product rights and are amortized over their estimated useful lives on a straight-line basis. The following table summarizes the final purchase price allocation and the average remaining useful lives for identifiable intangible assets (dollars in thousands):

	Estimated Fair Value	Estimated Useful Life as of Closing Date (in years)
Acquired developed technology and property rights	$450,500	3.1 - 8.1
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
The unaudited pro forma combined financial information is based on historical financial information and the Company's allocation of purchase price. In order to reflect the occurrence of the acquisition on January 1, 2020, the unaudited pro forma combined financial information reflects the recognition of additional amortization expense on intangible assets and estimated additional cost of products sold related to the inventory step-up adjustment; the estimated reduction in the Company's interest income generated from marketable securities that were liquidated to fund the purchase price of the Adamas Acquisition, and the estimated tax impact of the pro forma adjustments.
The unaudited pro forma combined financial information should not necessarily be considered indicative of the results that would have occurred if the acquisition had been consummated on the assumed completion date, nor are they indicative of future results.

Supernus Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements (Continued)
4. Disaggregated Revenues
The following table summarizes the disaggregation of revenues by product or source (dollars in thousands):

	Years Ended December 31,
	2022	2021	2020
Net product sales
Trokendi XR	$261,221	$304,817	$319,640
Oxtellar XR	115,345	110,708	98,725
GOCOVRI	104,421	9,778	—
APOKYN	75,305	99,233	74,296
Qelbree	61,322	9,879	—
Other(1)	31,818	33,089	16,689
Total net product sales	649,432	567,504	509,350
Royalty revenues	17,806	12,271	11,047
Total revenues	$667,238	$579,775	$520,397
______________________________
(1) Includes net product sales of MYOBLOC, XADAGO and Osmolex ER.
Trokendi XR accounted for more than 40% of the Company's total net product sales in 2022, more than 50% in 2021, and more than 60% in 2020.
The Company recognized noncash royalty revenues of $9.8 million, $9.4 million, and $8.5 million for the years ended December 31, 2022, 2021, and 2020, respectively, consequent to the Company's agreement with HC Royalty (see Note 2, Summary of Significant Accounting Policies).
Adjustments related to prior year sales in 2022 and 2021 have amounted to less than 1% of net product sales for each of the respective periods. Adjustments related to prior year sales in 2020 was $13.8 million compared to net product sales of $509.4 million in 2020. This included a $10.7 million adjustment for the discontinued Trokendi XR commercial blister pack configuration.
5. Investments
Marketable Securities
Unrestricted available-for-sale marketable securities held by the Company are as follows (dollars in thousands):

	December 31, 2022	December 31, 2021
Corporate, U.S. government agency and municipal debt securities
Amortized cost	$466,333	$253,301
Gross unrealized gains	14	2,349
Gross unrealized losses	(4,237)	(238)
Total fair value	$462,110	$255,412

Supernus Pharmaceuticals, Inc.
Notes to Financial Statements (Continued)

5. Investments (Continued)
The contractual maturities of the unrestricted available-for-sale marketable securities held by the Company are as follows (dollars in thousands):

December 31, 2022
Less than 1 year	$368,214
1 year to 2 years	77,584
2 years to 3 years	16,312
3 years to 4 years	—
Greater than 4 years	—
Total	$462,110
There was no impairment on any available-for-sale marketable securities as of December 31, 2022 and December 31, 2021.
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
In March 2021, Navitor Inc. underwent a legal restructuring. In the restructuring, Navitor Inc. became a wholly-owned subsidiary of a newly formed limited liability company, Navitor Pharmaceuticals LLC (Navitor LLC), and the outstanding shares of stock in Navitor Inc. were exchanged for units of membership in Navitor LLC having equivalent rights and preferences (Navitor Restructuring). As part of the Navitor Restructuring, the Series D Preferred Shares previously held by the Company were exchanged for Series D Preferred Units in Navitor LLC. In addition, certain assets that did not relate to NV-5138 (SPN-820) were transferred from Navitor Inc. to a newly formed entity that became a separate, wholly-owned subsidiary of Navitor LLC.
The Company had determined that Navitor LLC is a VIE. The Company does not consolidate this VIE because the Company lacks the power to direct the activities that most significantly impact Navitor’s economic performance.

Supernus Pharmaceuticals, Inc.
Notes to Financial Statements (Continued)

5. Investments (Continued)
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
The Company records its share of the results of Navitor LLC, a private company, on a quarter lag as the financial information of Navitor LLC is not available on a sufficiently timely basis for the Company to apply the equity method of accounting. In December 2021, Navitor LLC sold one of its subsidiaries and distributed cash to its members in accordance with each member's share of the proceeds from the sale. The Company received $12.9 million in December 2021 from Navitor LLC in connection with this sale. As the Company's policy is to record its share of the results in its equity method investment on a quarter lag as previously indicated, the Company recorded the cash amount received in Other current liabilities in the consolidated balance sheets as of December 31, 2021. In the first quarter of 2022, the Company determined its estimated share of Navitor LLC's year-end 2021 earnings and recorded a gain of $12.9 million in Interest and other income, net in the consolidated statement of earnings.
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
The fair value of the restricted marketable securities which are classified as Level 2 financial assets are recorded in Other assets on the consolidated balance sheets. There have been no transfers of assets or liabilities into or out of Level 3 of the fair value hierarchy.

Supernus Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements (Continued)

6. Fair Value of Financial Instruments (Continued)
Financial Assets Recorded at Fair Value on a Recurring Basis
The Company's financial assets and liabilities that are required to be measured at fair value on a recurring basis are as follows (dollars in thousands):

		Fair Value Measurements as of December 31, 2022
	Total Fair Value at December 31, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs that Reflect the Company's own Assumptions (Level 3)
Assets:
Cash and cash equivalents
Cash	$52,181	$52,181	$—	$—
Money market funds	40,939	40,939	—	—
Marketable securities
Corporate, U.S. government agency and municipal debt securities	368,214	—	368,214	—
Long term marketable securities
Corporate and municipal debt securities	93,896	—	93,896	—
Other noncurrent assets
Marketable securities - restricted (SERP)	496	11	485	—
Total assets at fair value	$555,726	$93,131	$462,595	$—
Liabilities:
Contingent consideration	$54,967	$—	$—	$54,967
Total liabilities at fair value	$54,967	$—	$—	$54,967

Supernus Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements (Continued)

6. Fair Value of Financial Instruments (Continued)

		Fair Value Measurements as of December 31, 2021
	Total Fair Value at December 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs that Reflect the Company's own Assumptions (Level 3)
Assets:
Cash and cash equivalents
Cash	$148,863	$148,863	$—	$—
Money market funds	54,571	54,571	—	—
Marketable securities
Corporate debt securities	136,246	251	135,995	—
Long term marketable securities
Corporate debt securities	119,166	—	119,166	—
Other noncurrent assets
Marketable securities - restricted (SERP)	630	7	623	—
Total assets at fair value	$459,476	$203,692	$255,784	$—
Liabilities:
Contingent consideration	$80,477	$—	$—	$80,477
Total liabilities at fair value	$80,477	$—	$—	$80,477
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
Financial Liabilities Recorded at Carrying Value
The following table sets forth the carrying value and fair value of the Company's financial liabilities that are not carried at fair value (dollars in thousands):

	December 31, 2022		December 31, 2021
	Carrying Value	Fair Value (Level 2)	Carrying Value	Fair Value (Level 2)
Convertible notes, net	$401,968	$395,959	$379,252	$400,236
The fair value has been estimated based on actual trading information, and quoted prices, both provided by bond traders.
7. Contingent Consideration
The Company's contingent consideration liabilities are related to the USWM Acquisition in 2020 (as defined below) and the Adamas Acquisition in 2021. The contingent consideration liabilities are measured at fair value on a recurring basis using either a Monte Carlo simulation or the income approach. The Company classifies its contingent consideration liabilities as Level 3 fair value measurements based on the significant unobservable inputs used to estimate fair value. These reflect the inputs and assumptions the Company believes would be made by market participants. Changes in any of those inputs together or in isolation may result in significantly lower or higher fair value measurement. The change in fair value is reported on the consolidated statement of earnings in Contingent consideration (gain) expense.
USWM Contingent Consideration
On June 9, 2020 (the USWM Closing Date), the Company completed its acquisition of all the outstanding equity of

Supernus Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements (Continued)

7. Contingent Consideration (Continued)
USWM Enterprises, LLC (USWM Enterprises) (USWM Acquisition). The USWM Acquisition included potential additional contingent consideration payments of up to $230 million comprised of $130 million in regulatory and developmental milestones and $100 million in sales-based milestones.
•Regulatory and developmental milestones:
The $130 million in regulatory and developmental milestones consists of: 1) a $50 million milestone which had a time-based mechanism and was not achieved 2) a $25 million milestone due upon the FDA acceptance of the SPN-830 NDA for review, which was paid in the first quarter of 2022 and, 3) a remaining $55 million, of which $25 million relates to the FDA's approval of the SPN-830 NDA and $30 million relates to the subsequent commercial product launch.
Regarding the $25 million paid in the first quarter of 2022, $22.9 million represents the acquisition date fair value of the contingent consideration liability and was reported under cash flows from financing activities. The remaining $2.1 million represents the excess of the acquisition date fair value and was reported under cash flows from operating activities.
•Sales-based milestones:
The $100 million in sales-based milestones consists of: 1) $70 million in milestones due upon the achievement of certain U.S. net product sales of APOKYN in 2021 and 2022 which were not achieved and, 2) a remaining $30 million milestone which relates to the achievement of certain net product sales of the acquired USWM products in 2023. As of December 31, 2022, the Company assessed that this remaining $30 million sales-based milestone will not be achieved based on net sales projections.
The key assumptions considered in estimating the fair value include the estimated probability and timing of milestone achievement, such as the probability and timing of obtaining regulatory approval, discount rate, the estimated revenue volatility and the estimated amount and timing of projected revenues from the acquired USWM products.
The Company recorded a $1.1 million expense due to the change in fair value of the contingent consideration liabilities for the USWM milestones during the year ended December 31, 2022. The change in the fair value of contingent consideration for USWM milestones was primarily driven by the increase in estimated fair value of regulatory and developmental milestones due to passage of time and the accretion to the payout amount related to the milestone achieved in the first quarter of 2022.
The Company recorded a $6.5 million gain due to the change in fair value of the contingent consideration liabilities for the USWM milestones during the year ended December 31, 2021. The change in fair value was primarily due to the write-down of the sales based contingent consideration liabilities offset by an increase in the estimated fair value of regulatory and developmental milestones due to the passage of time. The Company assessed that these sales-based milestones will not be achieved based on the revised net sales projections. The probability of achieving these milestones were significantly lower compared to prior estimates. The Company updated its projected net sales of the Products based on recent historical sales trend experience.
Adamas Contingent Consideration
As discussed in Note 3, Acquisition, the Adamas Acquisition included payment of two non-tradable contingent value rights (CVRs) each of which represents the contractual right to receive a contingent payment upon the achievement of the applicable aggregate worldwide net product sales of GOCOVRI.
The Company recorded a $1.6 million gain due to the change in fair value of the contingent consideration liabilities for the year ended December 31, 2022. The change in estimated fair value of contingent consideration for the sales-based Adamas milestones was primarily due to changes in market data and revenue projections. The key assumptions considered in estimating the fair value of the Adamas sales-based milestones include the estimated revenue projections, volatility, estimated discount rates and risk-free interest rate. Refer to Note 3, Acquisition, for further discussion of significant inputs and assumptions used in the valuation of the contingent consideration for the Adamas Acquisition.

Supernus Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements (Continued)

7. Contingent Consideration (Continued)
The following table provides a reconciliation of the beginning and ending balances related to the contingent consideration liabilities for the USWM Acquisition and Adamas Acquisition (dollars in thousands):

	USWM Acquisition	Adamas Acquisition	Total
Balance at December 31, 2021	$70,170	$10,307	$80,477
Milestone payments	(25,000)	—	(25,000)
Change in fair value recognized in earnings	1,100	(1,610)	(510)
Balance at December 31, 2022	$46,270	$8,697	$54,967

Regulatory and developmental contingent consideration liabilities	$46,270	$—	$46,270
Sales-based contingent consideration liabilities	—	8,697	8,697
Balance at December 31, 2022	$46,270	$8,697	$54,967
The following table provides the current and long-term portions related to the contingent consideration for the USWM Acquisition and Adamas Acquisition (dollars in thousands):

	December 31, 2022	December 31, 2021
Reported under the following captions in the consolidated balance sheets:
Contingent consideration, current portion	$21,120	$44,840
Contingent consideration, long-term	33,847	35,637
Total	$54,967	$80,477

Supernus Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements (Continued)
8. Goodwill and Intangible Assets, Net
Goodwill
The following table sets forth the gross carrying amounts of goodwill as of December 31, 2022 (dollars in thousands):

Balance as of December 31, 2021	$117,516
Measurement period adjustments related to the acquisition of Adamas (see Note 3)	(497)
Balance as of December 31, 2022	$117,019
Intangible Assets, Net
The following table sets forth the gross carrying amounts and related accumulated amortization of intangibles assets and goodwill (dollars in thousands):

		December 31, 2022			December 31, 2021
	Remaining Weighted- Average Amortization Period (Years)	Carrying Amount, Gross	Accumulated Amortization	Carrying Amount, Net	Carrying Amount, Gross	Accumulated Amortization	Carrying Amount, Net
Acquired in-process research and development		$124,000	$—	$124,000	$124,000	$—	$124,000
Intangible assets subject to amortization:
Acquired developed technology and product rights	7.78	681,500	(113,061)	568,439	681,100	(35,550)	645,550
Capitalized patent defense costs	4.25	43,820	(33,796)	10,024	43,820	(28,677)	15,143
Total intangible assets	7.72	$849,320	$(146,857)	$702,463	$848,920	$(64,227)	$784,693

Patent defense costs are deferred legal fees incurred in conjunction with defending patents for Oxtellar XR and Trokendi XR. U.S. patents covering Trokendi XR and Oxtellar XR will expire no earlier than 2027. In regards to Trokendi XR, the Company entered into settlement agreements that allow third parties to enter the market by January 1, 2023.
Amortization expense for intangible assets was approximately $82.6 million, $30.0 million, and $15.7 million for the years ended December 31, 2022, 2021, and 2020, respectively.
The following table sets forth the anticipated annual amortization expense for definite-lived intangible assets. Actual amortization expense to be reported in future periods could differ from these estimates as a result of acquisitions, divestitures, and asset impairments, among other factors (dollars in thousands).

Year:	Estimated Amortization Expense
2023	$79,865
2024	79,865
2025	75,198
2026	74,974
2027	73,205
Thereafter	195,356

Supernus Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements (Continued)
9. Convertible Senior Notes Due 2023
The 0.625% Convertible Senior Notes Due 2023 (2023 Notes), which were issued in March 2018, bear interest at an annual rate of 0.625%, payable semi-annually in arrears on April 1 and October 1 of each year. The 2023 Notes will mature on April 1, 2023, unless earlier converted or repurchased by the Company. The Company may not redeem the 2023 Notes at its option before maturity. The total principal amount of 2023 Notes is $402.5 million. We have reclassified the debt from long-term to current liabilities on our Consolidated Balance Sheets, as the debt matures in less than twelve months as of December 31, 2022.
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

Supernus Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements (Continued)

9. Convertible Senior Notes Due 2023 (Continued)
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
The liability component of the 2023 Notes consists of the following (dollars in thousands):

	December 31, 2022	December 31, 2021
2023 Notes	$402,500	$402,500
Unamortized debt discount and deferred financing costs	(532)	(23,248)
Total carrying value	$401,968	$379,252
As discussed in Note 2, Summary of Significant Accounting Policies, the Company adopted ASU 2020-06 on January 1, 2022 using the modified retrospective method of transition resulting in an increase in the carrying amount of the debt by $20.6 million as of the adoption date. Refer to Note 2, Summary of Significant Accounting Policies, for further discussion of the accounting standard adoption. No 2023 Notes were converted as of December 31, 2022 or December 31, 2021.
10. Share-Based Payments
Common Stock
The holders of the Company's common stock are entitled to one vote for each share of common stock held.
Equity Incentive Plan
The Company has adopted the Supernus Pharmaceuticals, Inc. 2021 Equity Incentive Plan (2021 Plan) which was approved by the stockholders in June 2021. The 2021 Plan is the successor to, and replaced the 2012 Equity Incentive Plan, as amended (the 2012 Plan). The 2021 Plan is administered by the Company's Board of Directors and the Company's Compensation Committee of the Board. The 2021 Plan provides for the grant of stock options and certain other equity awards, including: stock appreciation rights (SARs); restricted and unrestricted stock; stock units; performance awards; cash awards; and other awards that are convertible into or otherwise based on the Company's common stock, to the Company's key employees, directors, consultants, and advisors. The maximum number of shares that can be issued under the 2021 Plan shall not exceed 4,951,859 shares, which is the sum of (i) 2,000,000 shares and (ii) the approximately 2,951,859 shares that were available for grant under the 2012 Plan as of April 16, 2021. Option awards are granted with an exercise price equal to the closing price of the Company's common stock as of the grant date. Options and awards granted have a 10 year contractual term. Options and awards granted to employees, consultants and advisors generally vest in four equivalent annual installments, starting on the first anniversary of the grant's date. Options and awards granted to the directors generally vest over a one year term.
Employee Stock Purchase Plan
The Company has adopted the Supernus Pharmaceuticals, Inc. 2012 Employee Stock Purchase Plan, as amended (the ESPP). The ESPP allows eligible employees the opportunity to acquire shares of the Company's common stock at periodic intervals through accumulated payroll deductions. These deductions are applied at the semi-annual purchase dates of June 30 and December 31 to purchase shares of common stock at a discount. Eligible employees may purchase shares at the lower of 85% of the fair market value at either the first day of the purchase period or the fair market value at the end of the purchase period. The ESPP provides for the issuance of up to 1,700,000 shares of the Company's common stock. The Company records compensation expense related to its ESPP.

Supernus Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements (Continued)

10. Share-Based Payments (Continued)
Share-based compensation expense is as follows (dollars in thousands):

	Years Ended December 31,
	2022	2021	2020
Research and development	$2,922	$2,403	$2,431
Selling, general and administrative	14,646	15,507	14,130
Total	$17,568	$17,910	$16,561
Stock Option and Stock Appreciation Rights
The following table summarizes stock option and stock appreciation rights (SAR) activities:

	Number of Options & SARs	Weighted Average Exercise Price (per share)	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding, December 31, 2020	5,451,862	$23.26	6.28	$29,877
Granted	1,055,525	$28.93
Exercised	(266,987)	$18.47
Forfeited	(466,324)	$27.74
Outstanding, December 31, 2021	5,774,076	$24.15	5.95	$41,530
Granted	1,103,635	$32.12
Exercised	(817,919)	$12.77
Forfeited	(262,223)	$30.42
Outstanding, December 31, 2022	5,797,569	$26.99	6.11	$53,650
As of December 31, 2022
Vested and expected to vest	5,797,569	$26.99	6.11	$53,650
Exercisable	3,541,395	$25.08	4.68	$40,577
The weighted-average grant date fair value of options granted for the years ended December 31, 2022, 2021, and 2020 were $18.11, $16.25, and $13.44 per share, respectively.
The aggregate intrinsic value of shares exercised for the years ended December 31, 2022, 2021, and 2020 were $16.3 million, $2.8 million, and $2.3 million, respectively. Proceeds from the options exercised for the years ended December 31, 2022, 2021, and 2020 were $10.4 million, $4.9 million, and $2.3 million, respectively.
The total fair value of the underlying common stock related to shares that vested during the years ended December 31, 2022, 2021, and 2020 were approximately $13.9 million, $13.9 million, and $14.1 million, respectively.
The fair value of each option award is estimated on the date of the grant, using the Black-Scholes option-pricing model and the assumptions in the following table:

	Years Ended December 31,
	2022	2021	2020
Fair value of common stock	$28.93 - $35.23	$25.09 - $30.45	$21.13 - $23.99
Expected volatility	58.71% - 60.15%	60.62% - 61.80%	61.56% - 62.27%
Dividend yield	0%	0%	0%
Expected term	5.58 years - 6.72 years	5.63 years - 6.56 years	5.72 years - 6.54 years
Risk-free interest rate	1.87% - 3.70%	0.72% - 1.30%	0.27% - 1.34%

Supernus Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements (Continued)

10. Share-Based Payments (Continued)
As of December 31, 2022, the total unrecognized compensation expense was approximately $26.6 million. The Company expects to prospectively recognize these expenses over a weighted-average period of 2.6 years.
Restricted Stock Units
The following table summarizes restricted stock unit (RSU) activities:

	Number of RSUs	Weighted- Average Grant Date Fair Value per Share	Aggregate Intrinsic Value (in thousands)	Aggregate Fair Value (in thousands)
Nonvested, December 30, 2020	26,055	$23.99
Granted	21,110	$29.61
Vested	(26,055)	$23.99	$146.4	$625.1
Forfeited	—	$—
Nonvested, December 31, 2021	21,110	$29.61
Granted	134,460	$32.17
Vested	(21,110)	$29.61	$69.5	$625.1
Forfeited	(2,500)	$32.20
Nonvested, December 31, 2022	131,960	$32.17
As of December 31, 2022, the total unrecognized compensation expense was $2.9 million. The Company expects to prospectively recognize these expenses over a weighted-average period of 3.1 years.
Performance Stock Units
The following table summarizes performance share unit (PSU) activities:

	Performance-Based PSUs		Market-Based Units		Total PSUs
	Number of PSUs	Weighted- Average Grant Date Fair Value per Share	Number of PSUs	Weighted- Average Grant Date Fair Value per Share	Number of PSUs	Weighted- Average Grant Date Fair Value per Share
Nonvested, December 31, 2020	—	—	15,625	$23.41	15,625	$23.41
Granted	95,000	$29.74	20,000	$28.63	115,000	$29.55
Vested	(40,000)	$29.61	—	$—	(40,000)	$29.61
Forfeited	(1,500)	$30.45	—	$—	(1,500)	$30.45
Nonvested, December 31, 2021	53,500	$29.82	35,625	$26.34	89,125	$28.43
Granted	155,000	$28.93	—	$—	155,000	$28.93
Vested	(22,250)	$29.69	(15,625)	$23.41	(37,875)	$27.10
Forfeited	(4,500)	$29.94	—	$—	(4,500)	$29.94
Nonvested, December 31, 2022	181,750	$29.07	20,000	$28.63	201,750	$29.03
The total fair value of PSUs that vested during the years ended December 31, 2022, 2021, and 2020 were $1.0 million, $1.2 million, and $0.7 million, respectively. The total intrinsic value of PSUs vested during the years ended December 31, 2022, 2021, and 2020 were $0.2 million, $0.0 million, and $0.1 million, respectively.

Supernus Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements (Continued)

10. Share-Based Payments (Continued)
Performance-Based Awards
The performance-based PSU awards require certain performance targets to be achieved in order to vest. Vesting is also subject to continued service requirements through the date of achievement of the performance target is certified. As of December 31, 2022, the total unrecognized compensation expense was $4.0 million. The Company expects to prospectively recognize these expenses over a weighted-average period of 1.0 years.
Market-Based Awards
The market-based PSU awards are subject to achievement of market-based performance targets in order to vest. The Company used a Monte-Carlo Simulation to determine the fair value and expected term of the awards as of grant date. There was no unrecognized compensation expense as of December 31, 2022. The expected term of the awards granted in 2021 was 0.9 years.
11. Earnings per Share
The Company adopted ASU 2020-06 on January 1, 2022 using the modified retrospective method of transition. ASU 2020-06 requires the application of the if-converted method for calculating diluted earnings per share, whereas the Company previously calculated diluted earnings per share under the treasury stock method. Basic earnings per share (EPS) is calculated using the weighted average number of common shares outstanding. Diluted EPS is calculated using the weighted average number of common shares outstanding, including the dilutive effect of the Company’s stock option grants, SARs, RSUs, employee stock purchase plan (ESPP) awards, and the 2023 Notes, as determined per the if-converted method for the year ended December 31, 2022 in connection with the adoption of ASU 2020-06 and the treasury stock method for the year ended December 31, 2021.
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
In addition to the above described effect of the 2023 Notes and the related Convertible Note Hedge and Warrant Transactions, the Company also excluded the common stock equivalents of the following outstanding stock-based awards in the calculation of diluted EPS, because their inclusion would be anti-dilutive:

	Years Ended December 31,
	2022	2021	2020
Stock options, RSUs, PSUs	373,728	1,275,114	2,888,785
As mentioned in Note 2, Summary of Significant Accounting Policies, as a result of the adoption of ASU 2020-06 on January 1, 2022 the Company calculated diluted earnings per share using the if-converted method. The 6.8 million in dilutive shares associated with the conversion of the 2023 Notes are included in diluted weighted average shares of common stock outstanding for the purposes of calculating diluted earnings per share for the year ended December 31, 2022. For the year ended December 31, 2021, the Company calculated diluted earnings per share using the treasury stock method wherein the shares associated with the conversion of the 2023 Notes were excluded as the Company assumed the 2023 Notes would be settled entirely or partly in cash.

Supernus Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements (Continued)

11. Earnings per Share (Continued)

The following table sets forth the computation of basic and diluted net earnings per share for the years ended December 31, 2022, 2021, and 2020 (dollars in thousands, except share and per share amounts):

	Years Ended December 31,
	2022	2021	2020
Numerator:
Net earnings	$60,711	$53,424	$126,950
After-tax interest expense for 2023 Notes	3,556	—	—
Numerator for dilutive earnings per share	$64,267	$53,424	$126,950
Denominator:
Weighted average shares outstanding, basic	53,665,143	53,099,330	52,615,269
Effect of dilutive securities:
Stock options, RSUs and SARs	1,230,721	1,257,414	1,074,474
Convertible Notes	6,783,936	—	—
Weighted average shares outstanding, diluted	61,679,800	54,356,744	53,689,743

Earnings per share, basic	$1.13	$1.01	$2.41
Earnings per share, diluted	$1.04	$0.98	$2.36

12. Income Taxes
The summary of the income tax expense for the years ended December 31, 2022, 2021, and 2020 is as follows (dollars in thousands):

	Years Ended December 31,
	2022	2021	2020
Current
Federal	$17,515	$16,606	$29,893
State	8,846	8,196	11,234
Deferred
Federal	(6,802)	(1,651)	2,200
State	(19,527)	(3,400)	(1,629)
Total income tax expense	$32	$19,751	$41,698
A reconciliation of income tax expense at the U.S. federal statutory income tax rate to annual income tax expense at the Company's effective tax rate is as follows (dollars in thousands):

	Years Ended December 31,
	2022	2021	2020
Income tax expense computed at U.S. federal statutory income tax rate	$12,756	$15,367	$35,417
State income taxes	(3,198)	3,088	7,281
Permanent items	399	1,465	2,654
Research and development credits	237	(1,016)	(3,602)
Uncertain income tax position	(1,992)	(314)	348
Change in valuation allowance	(8,626)	250	—
Other	456	911	(400)
Income tax expense	$32	$19,751	$41,698

Supernus Pharmaceuticals, Inc.
Notes to Financial Statements (Continued)

12. Income Taxes (Continued)
The significant components of the Company's deferred income tax assets (liabilities) are as follows (dollars in thousands):

	As of December 31,
	2022	2021
Deferred tax assets:
Net operating loss carryforwards	$112,516	$126,333
Accrued product returns and rebates	23,300	19,506
Accrued compensation and stock based compensation	15,422	17,802
Capitalized research and development	13,926	—
Operating lease liability	10,821	12,146
Investment	4,946	7,819
Charitable contributions	3,620	7,730
Research and development credit carryforwards	3,070	4,448
Convertible bond hedge	1,449	6,910
Interest limitation	45	7,860
Other	5,356	4,256
Total deferred tax assets	194,471	214,810
Less: valuation allowance	(59,598)	(70,529)
Total deferred tax asset, net of valuation allowance	134,873	144,281
Deferred tax liabilities:
Amortization of intangibles	(162,654)	(199,240)
Debt discount on 2023 Notes	(133)	(5,671)
Patent infringement legal costs	(10,968)	(10,689)
Operating lease assets	(7,338)	(9,099)
Other	(3,589)	(4,937)
Total deferred tax liabilities	(184,682)	(229,636)
Net deferred tax liabilities	$(49,809)	$(85,355)
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

Supernus Pharmaceuticals, Inc.
Notes to Financial Statements (Continued)

12. Income Taxes (Continued)
A reconciliation of the deferred asset valuation allowance is as follows (dollars in thousands):

	Years Ended December 31,
	2022	2021	2020
Beginning balance	$70,529	$582	$11
Acquisition Accounting (1)	(2,305)	69,697	573
Additions	435	250	—
Deductions	(9,061)	—	(2)
Ending balance	59,598	70,529	582

(1) Amount comprised principally of acquisitions and purchase accounting adjustments in connect with acquisitions
The Company recorded a valuation allowance of $70.5 million as of December 31, 2021, of which $69.7 million is associated with the Adamas Acquisition. The Company recorded a valuation allowance release of $9.1 million as of December 31, 2022, of which $8.9 million is associated with the Adamas Acquisition. The valuation allowance is primarily related to federal and state net operating losses carryforwards acquired from the Adamas Acquisition that are not expected to be realizable in the future.
The Company has NOL carryforwards in several jurisdictions. Due to changes in the Company's ownership, the utilization of net operating loss carryforwards that can be used to offset future taxable income, are subject to annual limits in accordance with Internal Revenue Code (IRC) provisions, as well as similar state provisions. In addition, states may also impose other future limitations through state legislation or similar measures. Despite the NOL carryforwards, the Company may incur higher state income tax expense in the future.
As of December 31, 2022, the U.S. federal and state NOL carryforwards amounted to approximately $416.7 million and $488.4 million, respectively, which will expire in various years beginning in 2031. For the year ended December 31, 2022, the Company utilized federal NOLs of approximately $34.8 million and state NOLs of approximately $24.8 million.
As of December 31, 2022, the Company had no remaining federal research and development credit carryforwards. As of December 31, 2021, the Company had available research and development credit carryforwards of $1.6 million, which became available in 2022.
The Company is no longer subject to U.S. Federal income tax examinations for years prior to 2019. Operating loss or tax credit carryforwards generated prior to 2019 may be subject to tax audit adjustment.
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

Supernus Pharmaceuticals, Inc.
Notes to Financial Statements (Continued)

12. Income Taxes (Continued)
A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows (dollars in thousands):

	Years Ended December 31,
	2022	2021	2020
Balance as of January 1	$6,100	$5,881	$5,978
Gross increases related to current year tax positions	32	898	1,027
Gross decreases related to current year tax positions	—	—	—
Gross increases related to prior year tax positions	—	—	221
Gross decreases related to prior year tax positions	(39)	(363)	—
Lapse of statute of limitations	(1,770)	$(316)	(1,345)
Balance as of December 31	$4,323	$6,100	$5,881
The Company recorded $1.7 million, $0.1 million, and $0.6 million of net tax benefit in 2022, 2021, and 2020, respectively, as a result of the expiration of statutes of limitation. The Company also recorded $30 thousand, $0.3 million, and $0.3 million for uncertain tax positions related to research and development credits in 2022, 2021, and 2020, respectively, and an additional benefit of $40 thousand related to a prior year position. The Company does not anticipate a material impact to the financial statements in the next 12 months as a result of uncertain tax positions and expiring statutes of limitation.
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

13. Leases (Continued)
The Company made an accounting policy election, by class of underlying asset, to not combine lease and non-lease components for the manufacturing facility. A portion of the in-substance fixed contract consideration was allocated to the lease component based on the stand-alone selling price. Accordingly, the Company classifies and accounts for the embedded lease as an operating lease.
Operating lease assets and lease liabilities as reported on the consolidated balance sheets are as follows (dollars in thousands):

		December 31,
	Balance Sheet Classification	2022	2021
Assets
Operating lease assets	Other assets	$28,904	$35,365
Total lease assets		28,904	35,365

Liabilities
Accounts payable and accrued liabilities
Operating lease liabilities, current portion	Accounts payable and accrued liabilities	6,791	6,477
Lease liabilities, long-term
Operating lease liabilities, long-term	Operating lease liabilities, long-term	35,998	41,298
Total lease liabilities		$42,789	$47,775
The components of operating lease costs are as follows (dollars in thousands):

	December 31,
	2022	2021
Operating lease cost:
Fixed lease cost	$8,239	$8,929
Variable lease cost	4,608	3,059
Total	$12,847	$11,988
Supplemental cash flow information related to leases is as follows (dollars in thousands):

	December 31,
	2022	2021
Cash paid for operating leases	$12,883	$11,908
Lease assets and tenant receivables obtained for new operating leases	1,867	10,868

Supernus Pharmaceuticals, Inc.
Notes to Financial Statements (Continued)

13. Leases (Continued)
Weighted average lease term, and weighted average discount rate for operating leases as of December 31, 2022, are as follows:

Operating leases
Weighted-average remaining lease term (years)	8.4
Weighted-average discount rate	3.8%
Future minimum lease payments under noncancellable operating leases as of December 31, 2022, are as follows (dollars in thousands):

Operating Leases
Year ending December 31:
2023	$8,257
2024	7,645
2025	5,672
2026	4,527
2027	4,585
Thereafter	20,071
Total future minimum lease payments	50,757
Less: Imputed interest (1)	(7,968)
Present value of lease liabilities	$42,789

(1) Calculated using the interest rate for each lease.
14.    Composition of Other Balance Sheet Items
The following details the composition of other balance sheet items (dollars in thousands for amounts in tables):
Accounts Receivable
As of December 31, 2022, and December 31, 2021, the Company has reduced gross accounts receivable by approximately $13.0 million and $13.5 million, respectively. Prompt pay discount and contractual service fees, which were originally recorded as reduction to revenues, represents estimated amounts not expected to be paid by our customers. The Company's customers are primarily pharmaceutical wholesalers and distributors and specialty pharmacies.
Inventories, net
Inventories consist of the following (dollars in thousands):

	December 31, 2022	December 31, 2021
Raw materials	$24,820	$7,325
Work in process	31,710	45,711
Finished goods	35,011	32,923
Total	$91,541	$85,959
Inventories as of December 31, 2022 include acquired inventory from the Adamas Acquisition. Refer to Note 3, Acquisition, for further discussion of the acquisition.

Supernus Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements (Continued)

14. Composition of Other Balance Sheet Items (Continued)
Property and Equipment, net
Property and equipment consists of the following (dollars in thousands):

	December 31, 2022	December 31, 2021
Lab equipment and furniture	$12,127	$12,287
Leasehold improvements	14,023	14,369
Software	883	4,776
Computer equipment	983	1,944
Construction-in-progress	206	33
	28,222	33,409
Less accumulated depreciation and amortization	(13,049)	(16,454)
Total	$15,173	$16,955
Depreciation and amortization expense on property and equipment was approximately $3.0 million, $2.6 million, and $4.3 million for the years ended December 31, 2022, 2021 and 2020, respectively. The Company retired certain fully depreciated property and equipment in the year ended December 31, 2022.
Accounts Payable and Accrued Liabilities
Accounts payable and accrued liabilities consist of the following (dollars in thousands):

	December 31, 2022	December 31, 2021
Accounts payable	$10,543	$9,331
Accrued compensation	16,963	28,068
Accrued professional & marketing fees	16,783	26,728
Accrued product costs	15,216	18,460
Accrued royalties (1)	12,022	13,821
Accrued clinical trial costs (2)	7,490	9,125
Operating lease liabilities, current portion (3)	6,791	6,477
Other accrued expenses	10,534	5,673
Total	$96,342	$117,683

(1) Refer to Note 16, Commitments and Contingencies.
(2) Includes preclinical and all clinical trial-related costs.
(3) Refer to Note 13, Leases.
Accrued Product Returns and Rebates
Accrued product returns and rebates consist of the following (dollars in thousands):

	December 31, 2022	December 31, 2021
Accrued product rebates	$106,657	$97,597
Accrued product returns	45,008	35,127
Total	$151,665	$132,724

Supernus Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements (Continued)
15. Interest Expense
Interest expense consists of the following (dollars in thousands):

	Years Ended December 31,
	2022	2021	2020
Interest expense	$4,654	$19,696	$19,435
Interest expense on nonrecourse liability related to sale of future royalties	2,416	3,727	4,319
Total	$7,070	$23,423	$23,754
Interest expense includes noncash interest expense related to amortization of deferred financing costs and amortization of the debt discount on the 2023 Notes, in the amount of $2.1 million, $17.5 million, and $16.6 million for the years ended December 31, 2022, 2021 and 2020, respectively (see Note 2, Summary of Significant Accounting Policies - Accounting Pronouncements Adopted in 2022 and Note 9, Convertible Senior Notes Due 2023).
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
Royalty Agreement
In the third quarter of 2014, the Company received $30.0 million pursuant to a Royalty Interest Acquisition Agreement related to the purchase by HC Royalty of certain of the Company's rights under the Company's agreement with United Therapeutics related to the commercialization of Orenitram (treprostinil) Extended-Release Tablets. The Company recorded a nonrecourse liability related to this transaction and amortizes this liability as noncash royalty revenues. Full ownership of the royalty rights will revert to the Company if and when a certain cumulative payment threshold is reached (see Note 2, Summary of Significant Accounting Policies - Royalty Revenues and Note 4, Disaggregated Revenues).
Nonrecourse liability related to sale of future royalties as reported on the consolidated balance sheets are as follows (dollars in thousands):

		December 31,
	Balance Sheet Classification	2022	2021
Liabilities
Nonrecourse liability related to sale of future royalties, current portion	Other current liabilities	$5,989	$7,244
Nonrecourse liability related to sale of future royalties, long-term	Other liabilities	$—	$5,977
Total		$5,989	$13,221

Supernus Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements (Continued)

16. Commitments and Contingencies (Continued)

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
MDD US Operations, LLC (formerly US WorldMeds, LLC) and its subsidiary, Solstice Neurosciences, LLC (US) (collectively, the MDD Subsidiaries) entered into a Corporate Integrity Agreement (CIA) with the Office of Inspector General of the U.S. Department of Health and Human Services which was effective in April 2019. Under the CIA, the MDD Subsidiaries agreed to and paid $17.5 million to resolve U.S. Department of Justice allegations that it violated the False Claims Act and committed to the establishment and ongoing maintenance of an effective compliance program. The fine was paid by the MDD Subsidiaries prior to closing of the USWM Acquisition. As part of the USWM Acquisition, the Company assumed the obligations of the CIA and could become liable for payment of certain stipulated monetary penalties in the event of any CIA violations. In addition, the Company will continue to maintain a broad array of processes, policies and procedures necessary to comply with the CIA through March 2024.
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

Supernus Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements (Continued)

16. Commitments and Contingencies (Continued)

NAMENDA XR/Namzaric Qui Tam Litigation
On April 1, 2019, Adamas was served with a complaint filed in the United States District Court for the Northern District of California (the District Court) (Case No. 3:18-cv-03018-JCS) against it and several Allergan entities alleging violations of federal and state false claims acts (FCA) in connection with the commercialization of NAMENDA XR and Namzaric by Allergan. The lawsuit is a qui tam complaint brought by an individual, asserting rights of the federal government and various state governments. The lawsuit was originally filed in May 2018 under seal, and Adamas became aware of the lawsuit when it was served. The complaint alleges that patents held by Allergan and Adamas covering NAMENDA XR and Namzaric were procured through fraud on the United States Patent and Trademark Office and that these patents were asserted against potential generic manufacturers of NAMENDA XR and Namzaric to prevent the generic manufacturers from entering the market, thereby wrongfully excluding generic competition resulting in artificially high price being charged to government payors. Adamas' patents in question were licensed exclusively to Forest Laboratories Holdings Limited. The complaint includes a claim for damages of "potentially more than $2.5 billion dollars," treble damages and statutory penalties. To date the federal and state governments have declined to intervene in this action. This case is currently stayed pending Adamas's and Allergan's interlocutory appeal of the District Court's December 11, 2020 order denying Adamas's and Allergan's motion to dismiss the complaint. The appeal is pending in the United States Court of Appeals for the Ninth Circuit (Case No. 21-80005). Argument was held on January 10, 2022. On August 25, 2022, the Ninth Circuit sided with the defendants by reversing the District Court’s public disclosure bar rulings and remanding the case back to the District Court to decide certain issues in the first instance. On October 11, 2022, the plaintiff filed a petition for rehearing with the Ninth Circuit which was denied on November 3, 2022. On December 23, 2022, the defendants filed renewed motions to dismiss directed to the remaining unresolved issue. The district court has set a hearing on the renewed motion to dismiss for March 17, 2023. No decision has been reached as of the date of this filing. The Company intends to defend itself vigorously. However, the Company can offer no assurances that it will be successful in a litigation.
APOKYN Litigation
On October 3, 2022, Sage Chemical, Inc. and TruPharma, LLC filed a lawsuit in the United States District Court for the District of Delaware (Case No.22-cv-1302) alleging that Supernus Pharmaceuticals, Inc., Britannia Pharmaceuticals Limited, and US WorldMeds Partners, LLC violated state and federal antitrust law in connection with APOKYN. On January 10, 2023, the Company filed motions to dismiss all claims. The deadline for Plaintiffs’ oppositions is March 13, 2023. The Company intends to defend itself vigorously. However, the Company can offer no assurances that it will be successful in a litigation.
Zydus Settlement and Licensing Agreement
The Company has a settlement and licensing agreement dated as of December 31, 2022 with Zydus Pharmaceuticals (USA), Inc. (Zydus) to settle ongoing patent litigation regarding Zydus' ANDA filings seeking approval to market a generic version of the Company's 200mg strength Trokendi XR (extended-release topiramate) capsules. The Company previously executed a settlement and licensing agreement in March 2017 with Zydus related to the sale of a generic version of Trokendi XR for the 25mg, 50mg, and 100mg strengths on or after January 1, 2023.
17. Subsequent Events
Secured Uncommitted Credit Line
During the first quarter of 2023, the Company entered into an uncommitted demand secured credit line with a financial institution for up to $150.0 million (the "Credit Line"). Although as of March 1, 2023 the Company has not drawn from the Credit Line, it expects to do so in the future, including to fund, in part, the repayment of the 2023 Notes. The Credit Line is secured primarily by our portfolio of marketable securities, which is primarily comprised of corporate and U.S. government agency and municipal debt securities, and it contains collateral maintenance requirements. Pursuant to the terms of the Credit Line, the lender may terminate the Credit Line and/or demand full or partial payment of amounts borrowed thereunder at any time.

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
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures required by Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act has been appropriately recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosure. We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2022, the end of the period covered by this report. Based on that evaluation, under the supervision and with the participation of our management, including our CEO and CFO, we concluded that our disclosure controls and procedures were not effective as of December 31, 2022 due to the material weaknesses described below.
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
Management's Report on Internal Control over Financial Reporting
Our management, under the supervision and with the participation of the CEO and CFO, is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f) and 15d-15(f), is a process designed under the supervision and with the participation of our management to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.
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
Under the supervision and with the participation of our management, including our CEO and CFO, and under the oversight of our Board of Directors, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2022 based on criteria related to internal control over financial reporting described in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO 2013 Framework).
Based on management's assessment using the criteria set forth above, management concluded that the Company's internal control over financial reporting was not effective as of December 31, 2022.
The Company disclosed material weaknesses in our internal control over financial reporting as described in our Annual Report on Form 10-K as of December 31, 2021. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.

During the fourth quarter of 2022, we have identified that material weaknesses still remain specific to 1) the lack of qualified resources and an adequate risk assessment over design and effective operation of controls in our inventory and cost of goods sold processes and 2) the lack of an adequate risk assessment over the design and effective operation of controls that would affect our estimation of accrued product rebates.
Our independent registered public accounting firm KPMG LLP, who audited our consolidated financial statements included in this Annual Report on Form 10-K, issued an adverse opinion on the effectiveness of the Company’s internal control over financial reporting. KPMG LLP’s report is included in this Annual Report on Form 10-K.
Remediation Plan
As previously disclosed in our Quarterly Reports on Form 10-Q as of March 31, 2022, June 30, 2022 and September 30, 2022, we took several steps to remediate the previously disclosed material weaknesses in the Annual Report on Form 10-K as of December 31, 2021, including the following:
(a)Implementation of a new ERP system which went live during the second quarter of 2022;
(b)Performance or risk assessment procedures and reevaluation of control design and control procedures;
(c)Active recruitment of key finance and IT personnel; and
(d)Conducted training on internal control over financial reporting to employees and contractors.
We are committed to continuing the remedial steps that are intended to address the material weaknesses in the inventory, cost of goods sold, and accrued commercial product rebates estimation processes.
Our remediation process for inventory and cost of goods sold included but is not limited to reevaluation of controls and control procedures, performing risk assessment procedures as well as adding new controls as necessary. We have hired new inventory personnel during the fourth quarter of 2022 and redesigned certain controls and control procedures, but there was not a sufficient number of occurrences for certain of those controls to operate to allow management to conclude these controls are properly designed and operating effectively.
Our remediation process for estimating accrued commercial product rebates includes but is not limited to performing additional risk assessment procedures, reevaluation of controls and control procedures, and redesigning controls as necessary.
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
Changes in Internal Control over Financial Reporting
Our management, including our CEO and CFO, evaluated changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2022.
In the fourth quarter 2022, we have taken additional steps to remediate the previously disclosed material weaknesses in the Annual Report on Form 10-K as of December 31, 2021 by hiring key finance and IT personnel. Additionally, we completed the process to integrate the operations and financial reporting systems and processes of the business acquired through the Adamas Acquisition into ours.
Except for: 1) the above noted and previously reported material weaknesses and the related ongoing remediation activities described above, and 2) the integration of Adamas, there were no other changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rule 13a-15 that occurred during the quarter ended December 31, 2022 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B.     OTHER INFORMATION.
Not applicable.

PART III
ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
The information required by this item is incorporated by reference to the similarly named section of our Proxy Statement for our 2023 Annual Meeting to be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2022.
ITEM 11.     EXECUTIVE COMPENSATION.
The information required by this item is incorporated by reference to the similarly named section of our Proxy Statement for our 2023 Annual Meeting to be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2022.
ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The information required by Item 201(d) of Regulation S-K is set forth below. The remainder of the information required by this Item 12 is incorporated by reference to our definitive proxy statement for our 2023 Annual Meeting to be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2022.
The following table shows the number of securities that may be issued pursuant to our equity compensation plans (including individual compensation arrangements) as of December 31, 2022:
Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)	Weighted-average exercise price of outstanding options, warrants and rights(1)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column(2))
Equity compensation plans approved by security holders	5,797,569	$26.99	3,757,018
Equity compensation plans not approved by security holders	—	—	—
Total	5,797,569	$26.99	3,757,018
________________________________________
(1)The securities that may be issued are shares of the Company's Common Stock, issuable upon conversion of outstanding stock options.
(2)The securities that remain available for future issuance are issuable pursuant to the 2021 Equity Incentive Plan.
ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
The information required by this item is incorporated by reference to the similarly named section of our Proxy Statement for our 2023 Annual Meeting to be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2022.
ITEM 14.     PRINCIPAL ACCOUNTING FEES AND SERVICES.
The information required by this item is incorporated by reference to the similarly named section of our Proxy Statement for our 2023 Annual Meeting to be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2022.

PART IV
ITEM 15.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES.
(a)(1)    Index to consolidated Financial Statements
The Financial Statements listed in the Index to consolidated Financial Statements are filed as part of this Annual Report on Form 10-K. See Part II, Item 8—Financial Statement and Supplementary Data.
(a)(2)    Financial Statement Schedules
Other financial statement schedules for the years ended December 31, 2022 and 2021 have been omitted since they are either not required, not applicable, or the information is otherwise included in the consolidated financial statements or the notes to consolidated financial statements.
(a)(3)    Exhibits
The Exhibits listed in the accompanying Exhibit Index are attached and incorporated herein by reference and filed as part of this report.
ITEM 16.     FORM 10-K SUMMARY
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

10.12	†*	Purchase and Sale Agreement, dated as of June 9, 2006, by and between the Registrant and Rune Healthcare Limited.

10.13	*	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.20 to the Company's Registration Statement on Form S-1, File No. 333-171375, as amended on February 14, 2012.

10.14	*+
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

Exhibit Number		Description

10.52	*
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

Exhibit Number		Description
10.69	††*
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

10.71	††**	Settlement Agreement, dated as of December 31, 2022, by and between Supernus Pharmaceuticals, Inc., Zydus Pharmaceuticals (USA) Inc. and Zydus Lifesciences Limited.

10.72	††*
Credit Line Agreement between UBS Bank USA and Supernus Pharmaceuticals, Inc. dated as of February 8, 2023 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on February 14, 2023, File No. 001-35518)

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
Date: March 9, 2023
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and the dates indicated below:

Signature	Title	Date

/s/ JACK A. KHATTAR	President and Chief Executive Officer and Director (Principal Executive Officer)	March 9, 2023

/s/ TIMOTHY C. DEC	Senior Vice-President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 9, 2023

/s/ CHARLES W. NEWHALL, III.	Director and Chairman of the Board	March 9, 2023

/s/ CARROLEE BARLOW, M.D., PH.D.	Director	March 9, 2023

/s/ GEORGES GEMAYEL, PH.D.	Director	March 9, 2023

/s/ FREDERICK M. HUDSON	Director	March 9, 2023

/s/ JOHN M. SIEBERT, PH.D.	Director	March 9, 2023