Form 10-Q
period 2023-03-31
SUPERNUS PHARMACEUTICALS, INC.
filed 2023-05-09
CIK 1356576

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☒ No
Securities registered pursuant to Section 12(b) of the Exchange Act

Title of each class	Outstanding at May 3, 2023	Trading Symbol	Name of each exchange on which registered
Common Stock, $0.001 par value per share	54,476,409	SUPN	The Nasdaq Global Market

SUPERNUS PHARMACEUTICALS, INC.
FORM 10-Q — QUARTERLY REPORT
FOR THE QUARTERLY PERIOD ENDED March 31, 2023

PART I — FINANCIAL INFORMATION

Supernus Pharmaceuticals, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share data)

	March 31,	December 31,
	2023	2022
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$58,442	$93,120
Restricted cash	403,758	—
Marketable securities	170,126	368,214
Accounts receivable, net	143,568	165,497
Inventories, net	91,147	91,541
Prepaid expenses and other current assets	16,299	15,779
Total current assets	883,340	734,151
Long-term marketable securities	54,157	93,896
Property and equipment, net	14,611	15,173
Intangible assets, net	682,497	702,463
Goodwill	117,019	117,019
Other assets	40,184	39,806
Total assets	$1,791,808	$1,702,508

Liabilities and stockholders’ equity
Current liabilities
Accounts payable and accrued liabilities	$95,345	$96,342
Accrued product returns and rebates	147,852	151,665
Convertible notes, net	402,500	401,968
Line of credit	78,363	—
Contingent consideration, current portion	—	21,120
Other current liabilities	7,485	16,863
Total current liabilities	731,545	687,958
Contingent consideration, long-term	53,320	33,847
Operating lease liabilities, long-term	36,511	35,998
Deferred income tax liabilities, net	49,668	49,809
Other liabilities	8,614	8,692
Total liabilities	879,658	816,304

Stockholders’ equity
Common stock, $0.001 par value; 130,000,000 shares authorized; 54,470,622 and 54,253,796 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	54	54
Additional paid-in capital	416,232	408,115
Accumulated other comprehensive loss, net of tax	(2,329)	(3,210)
Retained earnings	498,193	481,245
Total stockholders’ equity	912,150	886,204

Total liabilities and stockholders’ equity	$1,791,808	$1,702,508

See accompanying notes.

Supernus Pharmaceuticals, Inc.
Condensed Consolidated Statements of Earnings
(in thousands, except share and per share data)

	Three Months Ended March 31,
	2023	2022
	(unaudited)
Revenues
Net product sales	$140,575	$147,464
Royalty revenues	13,189	5,042
Total revenues	153,764	152,506

Costs and expenses
Cost of goods sold (a)	23,460	17,932
Research and development	21,212	20,839
Selling, general and administrative	85,597	90,459
Amortization of intangible assets	19,966	20,644
Contingent consideration (gain) expense	(1,647)	665
Total costs and expenses	148,588	150,539

Operating earnings	5,176	1,967

Other income (expense)
Interest expense	(1,505)	(1,942)
Interest and other income, net	5,346	14,698
Total other income (expense)	3,841	12,756

Earnings before income taxes	9,017	14,723

Income tax benefit	(7,931)	(10,893)
Net earnings	$16,948	$25,616

Earnings per share
Basic	$0.31	$0.48
Diluted	$0.29	$0.43

Weighted average shares outstanding
Basic	54,380,947	53,330,837
Diluted	62,454,204	61,406,555
______________________________
(a) Excludes amortization of acquired intangible assets

See accompanying notes.

Supernus Pharmaceuticals, Inc.
Condensed Consolidated Statements of Comprehensive Earnings
(in thousands)

	Three Months Ended March 31,
	2023	2022
	(unaudited)
Net earnings	$16,948	$25,616
Other comprehensive gain (loss)
Unrealized gain (loss) on marketable securities, net of tax	881	(2,312)
Other comprehensive gain (loss)	881	(2,312)
Comprehensive earnings	$17,829	$23,304

See accompanying notes.

Supernus Pharmaceuticals, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
Three Months Ended March 31, 2023 and 2022
(unaudited, in thousands, except share data)

j	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Earnings (Loss)	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2022	54,253,796	$54	$408,115	$(3,210)	$481,245	$886,204
Share-based compensation	—	—	6,306	—	—	6,306
Issuance of common stock in connection with the Company’s equity award plans	216,826	—	1,811	—	—	1,811
Net earnings	—	—	—	—	16,948	16,948
Unrealized gain on marketable securities, net of tax	—	—	—	881	—	881
Balance, March 31, 2023	54,470,622	$54	$416,232	$(2,329)	$498,193	$912,150

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Earnings (Loss)	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2021	53,256,094	$53	$434,337	$1,539	$379,922	$815,851
Cumulative effect of adoption of ASU 2020-06	—	—	(56,212)	—	40,612	(15,600)
Balance, January 1, 2022	53,256,094	53	378,125	1,539	420,534	800,251
Share-based compensation	—	—	4,025	—	—	4,025
Issuance of common stock in connection with the Company’s equity award plans	130,211	—	866	—	—	866
Net earnings	—	—	—	—	25,616	25,616
Unrealized loss on marketable securities, net of tax	—	—	—	(2,312)	—	(2,312)
Balance, March 31, 2022	53,386,305	$53	$383,016	$(773)	$446,150	$828,446

See accompanying notes.

Supernus Pharmaceuticals, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)

	Three Months Ended March 31,
	2023	2022
	(unaudited)
Cash flows from operating activities
Net earnings	$16,948	$25,616
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	20,601	21,362
Other income from Navitor (see Note 4)	—	(12,888)
Amortization of deferred financing costs and debt discount	532	526
Amortization of premium/discount on marketable securities	(1,056)	(360)
Change in fair value of contingent consideration	(1,647)	665
Other noncash adjustments, net	2,459	84
Share-based compensation expense	6,306	4,025
Deferred income tax benefit	(435)	(13,011)
Changes in operating assets and liabilities:
Accounts receivable	21,971	3,812
Inventories	(1,851)	(2,468)
Prepaid expenses and other assets	(341)	1,061
Accrued product returns and rebates	(3,813)	7,457
Accounts payable and other liabilities	(10,548)	(29,479)
Contingent consideration	—	(2,100)
Net cash provided by operating activities	49,126	4,302

Cash flows from investing activities
Purchases of marketable securities	—	(98,063)
Sales and maturities of marketable securities	240,058	28,927
Purchases of property and equipment	(278)	(851)
Net cash provided by (used in) investing activities	239,780	(69,987)

Cash flows from financing activities
Proceeds from Line of Credit	93,000	—
Payments on Line of Credit	(14,637)	—
Payment of contingent consideration	—	(22,900)
Proceeds from issuance of common stock	1,811	866
Net cash provided by (used in) financing activities	80,174	(22,034)

Net change in cash, cash equivalents, and restricted cash	369,080	(87,719)
Cash and cash equivalents at beginning of year	93,120	203,434
Cash, cash equivalents, and restricted cash at end of period	$462,200	$115,715

Supplemental cash flow information
Cash paid for interest on convertible notes	$—	$1,258
Cash paid for income taxes	203	478
Cash paid for operating leases	3,457	2,949

Noncash investing and financing activities
Lease assets obtained for new operating leases	$2,601	$27
Property and equipment additions from utilization of tenant improvement allowance	—	549

See accompanying notes.

Supernus Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
1.    Business Organization
Supernus Pharmaceuticals, Inc. (the "Company", see Note 2, Consolidation) is a biopharmaceutical company focused on developing and commercializing products for the treatment of central nervous system (CNS) diseases. The Company's diverse neuroscience portfolio includes approved treatments for epilepsy, migraine, attention-deficit hyperactivity disorder (ADHD), hypomobility in Parkinson’s Disease (PD), cervical dystonia, chronic sialorrhea, dyskinesia in PD patients receiving levodopa-based therapy, and drug-induced extrapyramidal reactions in adult patients. The Company is developing a broad range of novel CNS product candidates including new potential treatments for hypomobility in PD, epilepsy, depression, and other CNS disorders.
The Company has eight commercial products that it markets: Qelbree®, Trokendi XR®, Oxtellar XR®, GOCOVRI®, APOKYN®, XADAGO®, Osmolex ER®, and MYOBLOC®. In addition, SPN-830 (apomorphine infusion device) is a late-stage drug/device combination product candidate for the continuous treatment of motor fluctuations ("off" episodes) in PD patients that are not adequately controlled with oral levodopa and one or more adjunct PD medications.
Adamas Reorganization
In the first quarter of 2022, the Company completed a reorganization of the Adamas Pharmaceuticals, Inc. (Adamas) legal entities in an effort to obtain operational, legal and other benefits that also resulted in certain state tax efficiencies. The reorganization had no effect on the condensed consolidated financial statements other than certain state tax efficiencies. (See Note 11, Income Tax Benefit.)
2.    Summary of Significant Accounting Policies
Basis of Presentation
The Company’s unaudited condensed consolidated financial statements have been prepared in accordance with the requirements of the U.S. Securities and Exchange Commission (SEC) for interim financial information. As permitted under Generally Accepted Accounting Principles in the United States (U.S. GAAP), certain notes and other information have been omitted from the interim unaudited condensed consolidated financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these condensed consolidated financial statements should be read in conjunction with the Company’s most recent Annual Report on Form 10-K, for the year ended December 31, 2022, filed with the SEC.
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
Consolidation
The Company's condensed consolidated financial statements include the accounts of Supernus Pharmaceuticals, Inc. and its wholly owned subsidiaries. These are collectively referred to herein as "Supernus" or "the Company." Supernus Pharmaceuticals, Inc. and each of its subsidiaries are distinct legal entities. All significant intercompany transactions and balances have been eliminated in consolidation.
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
The extent to which the COVID-19 pandemic may directly or indirectly impact our business, financial condition and results of operations is highly uncertain and subject to change. As a result, certain of our estimates and assumptions, including the provision for sales deductions and the fair values of our financial instruments, and the recoverability of intangible assets require increased judgment and carry a higher degree of variability and volatility that could result in material changes to our estimates in future periods.
Advertising Expense
Advertising expense includes the cost of promotional materials and activities, such as printed materials and digital marketing, marketing programs and speaker programs. The cost of the Company's advertising efforts are expensed as incurred.
The Company incurred approximately $25.9 million and $23.9 million in advertising expense for the three months ended March 31, 2023 and 2022, respectively. These expenses are recorded as a component of Selling, general and administrative expenses in the condensed consolidated statements of earnings.
Restricted Cash
The Company has a restricted cash balance of $403.8 million as of March 31, 2023 which was held in an escrow account with Wilmington Trust, Trustee, in connection with the 2023 Notes payoff which occurred on April 1, 2023. Refer to Note 8, Debt, and Note 16, Subsequent Events.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same amounts shown in the condensed consolidated statements of cash flows:

	Three Months Ended March 31, 2023
	End of period	Beginning of period
	(unaudited)
Cash and cash equivalents	$58,442	$93,120
Restricted cash	403,758	—
Total cash, cash equivalents, and restricted cash per statements of cash flows	$462,200	$93,120
Line of Credit
Line of credit includes borrowings under the uncommitted demand secured line of credit. On February 8, 2023, the Company entered into a credit line agreement (the “Credit Line”) with UBS Bank USA (“UBS”). The Credit Line provides for a revolving line of credit of up to $150 million, which can be drawn at any time.
Recently Issued Accounting Pronouncements
Accounting Pronouncements Adopted
Accounting Standards Update (ASU) 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity's Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity's Own Equity - The new standard, issued in August 2020, simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible debt instruments with cash conversion and beneficial conversion features. ASU 2020-06 eliminates requirements to separately account for liability and equity components of such convertible debt instruments and eliminates the ability to use the treasury stock method for calculating diluted earnings per share for convertible instruments whose principal amount may be settled in whole or in part with equity. Instead, ASU 2020-06 requires (i) the entire amount of the security to be presented as a liability on the balance sheet and (ii) application of the “if-

converted” method for calculating diluted earnings per share. This new standard also removes certain settlement conditions required for equity contracts to qualify for the derivative scope exception.
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
3. Disaggregated Revenues

The following table summarizes the disaggregation of revenues by product or source, (dollars in thousands):

	Three Months Ended March 31,
	2023	2022
	(unaudited)
Net product sales
Trokendi XR	$34,790	$62,832
Oxtellar XR	28,915	27,521
GOCOVRI	26,010	22,601
Qelbree	25,782	8,283
APOKYN	17,209	18,448
Other(1)	7,869	7,779
Total net product sales	$140,575	$147,464
Royalty revenues	13,189	5,042
Total revenues	$153,764	$152,506
___________________________________________
(1) Includes net product sales of MYOBLOC, XADAGO and Osmolex ER.

Trokendi XR accounted for 25% and 43% of the Company’s total net product sales for the three months ended March 31, 2023 and 2022, respectively.
Each of our three major customers, AmerisourceBergen Drug Corporation, Cardinal Health, Inc. and McKesson Corporation, individually accounted for more than 20% of our total net product sales and collectively accounted for more than 75% of our total net product sales in 2023 and 2022.
The Company recognized noncash royalty revenue of $2.3 million and $2.2 million for the three months ended March 31, 2023 and 2022, respectively. Refer to Note 15, Commitments and Contingencies.
4. Investments
Marketable Securities
Unrestricted available-for-sale marketable securities held by the Company are as follows, (dollars in thousands):

	March 31, 2023	December 31, 2022
	(unaudited)
Corporate and U.S. government agency and municipal debt securities
Amortized cost	$227,331	$466,333
Gross unrealized gains	—	14
Gross unrealized losses	(3,048)	(4,237)
Total fair value	$224,283	$462,110

The contractual maturities of the unrestricted available-for-sale marketable securities held by the Company are as follows, (dollars in thousands):

March 31, 2023
(unaudited)
Less than 1 year	$170,126
1 year to 2 years	42,713
2 years to 3 years	11,444
3 years to 4 years	—
Greater than 4 years	—
Total	$224,283
As of March 31, 2023, there was no impairment due to credit loss on any available-for-sale marketable securities.
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
5.    Fair Value of Financial Measurements
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

Financial Assets and Liabilities Recorded at Fair Value
The Company’s financial assets that are required to be measured at fair value on a recurring basis are as follows (dollars in thousands):

		Fair Value Measurements as of March 31, 2023 (unaudited)
	Total Fair Value as of March 31, 2023	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents
Cash	$58,442	$58,442	$—	$—
Restricted cash	403,758	403,758	—	—
Marketable securities
Corporate and municipal debt securities	170,126	—	170,126	—
Long-term marketable securities
Corporate and municipal debt securities	54,157	—	54,157	—
Other assets
Marketable securities - restricted (SERP)	514	12	502	—
Total assets at fair value	$686,997	$462,212	$224,785	$—
Liabilities:
Contingent consideration	$53,320	$—	$—	$53,320
Total liabilities at fair value	$53,320	$—	$—	$53,320

		Fair Value Measurements as of December 31, 2022
	Total Fair Value as of December 31, 2022	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents
Cash	$52,181	$52,181	$—	$—
Money market securities and funds	40,939	40,939	—	—
Marketable securities
Corporate and municipal debt securities	368,214	—	368,214	—
Long-term marketable securities
Corporate and municipal debt securities	93,896	—	93,896	—
Other assets
Marketable securities - restricted (SERP)	496	11	485	—
Total assets at fair value	$555,726	$93,131	$462,595	$—
Liabilities:
Contingent consideration	$54,967	$—	$—	$54,967
Total liabilities at fair value	$54,967	$—	$—	$54,967
Other Financial Instruments
The carrying amounts of other financial instruments, including accounts receivable, accounts payable, accrued expenses, and line of credit approximate fair value due to their short-term maturities.

Financial Liabilities Recorded at Carrying Value
The following table sets forth the carrying value and fair value of the Company's financial liabilities that are not carried at fair value (dollars in thousands):

	March 31, 2023		December 31, 2022
	Carrying Value	Fair Value (Level 2)	Carrying Value	Fair Value (Level 2)
	(unaudited)
Convertible notes, net	$402,500	$401,494	$401,968	$395,959
The fair value has been estimated based on actual trading information, and quoted prices, both provided by bond traders.
6. Contingent Consideration
The Company's contingent consideration liabilities are related to the USWM Acquisition in 2020 and the Adamas Acquisition in 2021 (each acquisition as defined below). The contingent consideration liabilities are measured at fair value using either a Monte Carlo simulation or the income approach. The Company classifies its contingent consideration liabilities as Level 3 fair value measurements based on the significant unobservable inputs used to estimate fair value. These reflect the inputs and assumptions the Company believes would be made by market participants. Changes in any of those inputs together or in isolation may result in significantly lower or higher fair value measurement. The change in fair value is reported on the consolidated statement of earnings in Contingent consideration (gain) expense.
USWM Contingent Consideration
On June 9, 2020 (the USWM Closing Date), the Company completed its acquisition of all the outstanding equity of USWM Enterprises, LLC (USWM Enterprises) (USWM Acquisition). The USWM Acquisition included potential additional contingent consideration payments for regulatory and development milestones and sales-based milestones. As of March 31, 2023, the potential contingent consideration payments are up to $85 million, which is comprised of the potential $55 million in regulatory and development milestones and $30 million in sales-based milestones.
•Regulatory and development milestones:
The potential $55 million in regulatory and development milestones is comprised of (1) $25 million related to the FDA's approval of the SPN-830 NDA and (2) $30 million related to the subsequent commercial product launch.
•Sales-based milestones:
The potential $30 million sales-based milestone relates to the achievement of certain net product sales of the acquired USWM products in 2023. As of March 31, 2023, the Company assessed that this remaining $30 million sales-based milestone will not be achieved based on net sales projections.
The key assumptions considered in estimating the fair value include the estimated probability and timing of milestone achievement, such as the probability and timing of obtaining regulatory approval, discount rate, the estimated revenue volatility and the estimated amount and timing of projected revenues from the acquired USWM products.
The Company recorded a $1.7 million gain due to the change in the fair value of the contingent consideration liabilities for the USWM milestones for the three months ended March 31, 2023. The change in the fair value of contingent consideration for USWM milestones was primarily driven by the change in estimated fair value of regulatory and developmental milestones due to the change in timing of milestone achievement and estimated discount rates.
The Company recorded a $1.7 million expense due to the change in the fair value of the contingent consideration liabilities for the USWM milestones for the three months ended March 31, 2022. The change in the fair value was primarily due to the accretion to the payout amount related to the milestone achieved in the first quarter of 2022.
Adamas Contingent Consideration
On November 24, 2021 (the Adamas Closing Date), the Company completed its acquisition of all the outstanding equity of Adamas (Adamas Acquisition). The Adamas Acquisition included payment of two non-tradable contingent value rights (CVRs) each of which represents the contractual right to receive a contingent payment upon the achievement of the applicable aggregate worldwide net product sales of GOCOVRI.
Each CVR represents the contractual right to receive a contingent payment of $0.50 per share in cash, less any applicable withholding taxes and without interest, upon the achievement of the applicable milestone (each such amount, a Milestone Payment) in accordance with the terms of a Contingent Value Rights Agreement entered into between the Company and American Stock Transfer & Trust Company, LLC, as rights agent, as further defined in the CVR agreement. One Milestone Payment is payable (subject to certain terms and conditions) upon the first occurrence of the achievement of aggregate worldwide net sales of GOCOVRI in excess of $150 million during any consecutive 12-month period ending on or before December 31, 2024 (Milestone 2024). Another Milestone Payment is payable (subject to certain terms and conditions) upon the first occurrence of the achievement of aggregate worldwide net sales of GOCOVRI in excess of $225 million during any consecutive 12-month period ending on or before December 31, 2025 (Milestone 2025 and, together with Milestone 2024, the Milestones). Each Milestone may only be achieved once. The possible outcomes for the contingent consideration range from $0 to $50.9 million on an undiscounted basis.
The key assumptions considered in estimating the fair value of the Adamas sales-based milestones include the estimated revenue projections, volatility, estimated discount rates and risk-free interest rate.
The Company recorded a $0.1 million expense due to the change in fair value of the contingent consideration liabilities for the CVRs for the three months ended March 31, 2023. The change in fair value of contingent consideration for the sales-based Adamas milestones was primarily due to passage of time and estimated discount rates.
The Company recorded a $1.1 million gain due to the change in fair value of the contingent consideration liabilities for the CVRs for the three months ended March 31, 2022. The change in fair value was primarily due to changes in market data.
The following tables provide a reconciliation of the beginning and ending balances related to the contingent consideration for the USWM Acquisition and Adamas Acquisition (dollars in thousands):

	USWM Acquisition	Adamas Acquisition	Total
Balance at December 31, 2022	$46,270	$8,697	$54,967
Change in fair value recognized in earnings	(1,710)	63	(1,647)
Balance at March 31, 2023 (unaudited)	$44,560	$8,760	$53,320

	USWM Acquisition	Adamas Acquisition	Total
Balance at December 31, 2021	$70,170	$10,307	$80,477
Milestone payments	(25,000)	—	(25,000)
Change in fair value recognized in earnings	1,720	(1,055)	665
Balance at March 31, 2022 (unaudited)	$46,890	$9,252	$56,142
The Company paid $25 million in the first quarter of 2022 of which $22.9 million represents the acquisition date fair value of the contingent consideration liability and was reported under cash flows from financing activities. The remaining $2.1 million represents the excess of the acquisition date fair value and was reported under cash flows from operating activities. The amount paid was for the milestone that was due upon the FDA acceptance of the SPN-830 NDA for review, which was achieved in the first quarter of 2022.
The following table provides the current and long-term portions related to the contingent consideration for the USWM Acquisition and Adamas Acquisition (dollars in thousands):

	March 31, 2023	December 31, 2022
Reported under the following captions in the condensed consolidated balance sheets:	(unaudited)
Contingent consideration, current portion	$—	$21,120
Contingent consideration, long-term	53,320	33,847
Total	$53,320	$54,967

7.    Intangibles Assets, Net
The following table sets forth the gross carrying amounts and related accumulated amortization of intangibles assets (dollars in thousands):

		March 31, 2023			December 31, 2022
		(unaudited)
	Remaining Weighted Average Life (Years)	Carrying Amount, Gross	Accumulated Amortization	Carrying Amount, Net	Carrying Amount, Gross	Accumulated Amortization	Carrying Amount, Net
Acquired in-process research and development		$124,000	$—	$124,000	$124,000	$—	$124,000
Intangible assets subject to amortization:
Acquired developed technology and product rights	7.55	681,500	(132,438)	549,062	681,500	(113,061)	568,439
Capitalized patent defense costs	4.00	43,820	(34,385)	9,435	43,820	(33,796)	10,024
Total intangible assets	7.49	$849,320	$(166,823)	$682,497	$849,320	$(146,857)	$702,463
Amortization expense for intangible assets was $20.0 million and $20.6 million, for the three month periods ended March 31, 2023 and 2022, respectively.
8.    Debt
Convertible Senior Notes Due 2023
The 0.625% Convertible Senior Notes Due 2023 (2023 Notes), which were issued in March 2018, bore interest at an annual rate of 0.625%, payable semi-annually in arrears on April 1 and October 1 of each year. The total principal amount of 2023 Notes is $402.5 million.
The 2023 Notes matured on April 1, 2023. On March 30, 2023, the Company transferred funds to Wilmington Trust related to the repayment of the 2023 Notes which is presented as Restricted cash on the condensed consolidated balance sheet as of March 31, 2023. On April 1, 2023, the Company paid the total principal amount due of $402.5 million under the 2023 Notes and the remaining outstanding interest due of $1.3 million.
The 2023 Notes were issued pursuant to an Indenture between the Company and Wilmington Trust. The Indenture includes customary terms and covenants, including certain events of default upon which the 2023 Notes may be due and payable immediately. The Indenture did not contain any financial or operating covenants, or any restrictions on the payment of dividends, the issuance of other indebtedness, or the issuance or repurchase of securities by the Company. The noteholders also had the option in certain circumstances to convert their 2023 Notes, as further defined in the Indenture, at any time from and including October 1, 2022, until the close of business on the second scheduled trading day immediately before the maturity date. As of March 31, 2023, no 2023 Notes conversions occurred.
Contemporaneous with the issuance of the 2023 Notes, the Company also entered into separate privately negotiated convertible note hedge transactions (collectively, the Convertible Note Hedge Transactions) with each of the call spread counterparties. The Company issued 402,500 convertible note hedge options. As of March 31, 2023, the Convertible Note Hedges have expired.
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

The Warrant Transactions were intended to partially offset the cost to the Company of the purchased Convertible Note Hedge Transactions; however, the Warrant Transactions could have a dilutive effect with respect to the Company’s common stock, to the extent that the market price per share of the Company’s common stock, as measured under the terms of the Warrant Transactions, exceeds the strike price of the warrants. The warrants expire in tranches, if unexercised, on or before November 22, 2023.

The liability component of the 2023 Notes consists of the following, (dollars in thousands):

	March 31, 2023	December 31, 2022
	(unaudited)
2023 Notes	$402,500	$402,500
Unamortized debt discount and deferred financing costs	—	(532)
Total carrying value	$402,500	$401,968
Uncommitted Demand Secured Line of Credit
On February 8, 2023, the Company entered into a credit line agreement with UBS. The Credit Line provides for a revolving line of credit of up to $150 million, which can be drawn at any time. Any fixed rate borrowing will bear interest at a fixed interest rate, equal to the sum of (i) the UBS Fixed Funding Rate (as defined in the Credit Line) plus (ii) the applicable Percentage Spread established in the Credit Line. Any variable rate borrowing will bear interest at a variable interest rate, equal to the sum of (i) the UBS Variable Rate (as defined in the Credit Line) plus (ii) the applicable Percentage Spread established in the Credit Line.
The Credit Line is secured by a first priority lien and security interest in certain of the Company’s assets, including each account of the Company at UBS Financial Services Inc. (the “Collateral Account”), and other such collateral (collectively, the Collateral), as further defined in the Credit Line. The Company may be required to post additional collateral if the value of the Collateral declines below the required collateral maintenance requirements.
Upon certain customary events of default, all amounts due under the Credit Line will become immediately due and payable without demand, and UBS has the right, in its discretion, to liquidate, transfer, withdraw or sell all or any part of the Collateral and apply the proceeds to repay any borrowings pursuant to the Credit Line.
The Company has the right to repay any variable rate advance under the Credit Line at any time, in whole or in part, without penalty. The Company may repay any fixed rate advance in whole, but may not repay any fixed rate advance in part. In its discretion and without cause, UBS has the right at any time to demand full or partial payment of amounts borrowed pursuant to the Credit Line and terminate the Credit Line and therefore, the outstanding debt under the Credit Line is classified as a current liability on our condensed consolidated balance sheet as of March 31, 2023.
On March 30, 2023, the Company borrowed $93.0 million under the Credit Line, which bears a variable interest rate. The funds to repay outstanding indebtedness under the 2023 Notes as discussed above under Convertible Senior Notes Due 2023. On March 31, 2023, the Company repaid $14.6 million of the loan under the Credit Line. As of March 31, 2023, the outstanding aggregate principal balance under the Credit Line was $78.4 million and the interest rate was 5.69%.

9.    Share-Based Payments
Share-based compensation expense is as follows (dollars in thousands):

	Three Months Ended March 31,
	2023	2022
	(unaudited)
Research and development	$958	$651
Selling, general and administrative	5,348	3,374
Total	$6,306	$4,025
Stock Option and Stock Appreciation Rights
The following table summarizes stock option and stock appreciation rights (SAR) activities:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)
Outstanding, December 31, 2022	5,797,569	$26.99	6.11
Granted	1,069,640	$38.60
Exercised	(151,562)	$14.82
Forfeited	(24,700)	$30.32
Outstanding, March 31, 2023 (unaudited)	6,690,947	$29.10	6.59

As of March 31, 2023 (unaudited):
Vested and expected to vest	6,690,947	$29.10	6.59
Exercisable	4,126,641	$26.40	5.09

As of December 31, 2022:
Vested and expected to vest	5,797,569	$26.99	6.11
Exercisable	3,541,395	$25.08	4.68
Restricted Stock Units
The following table summarizes restricted stock unit (RSU) activities:

	Number of RSUs	Weighted Average Grant Date Fair Value per Share
Nonvested, December 31, 2022	131,960	$32.17
Granted	227,980	$38.60
Vested	(46,361)	$32.20
Forfeited	(4,625)	$32.10
Nonvested, March 31, 2023	308,954	$36.91

Performance Share Units
The following table summarizes performance share unit (PSU) activities:

	Performance-Based Units		Market-Based Units		Total PSUs
	Number of PSUs	Weighted Average Grant Date Fair Value per Share	Number of PSUs	Weighted Average Grant Date Fair Value per Share	Number of PSUs	Weighted Average Grant Date Fair Value per Share
Nonvested, December 31, 2022	181,750	$29.07	20,000	$28.63	201,750	$29.03
Vested	(30,020)	$29.76	—		(30,020)	$29.76
Nonvested, March 31, 2023	151,730	$28.94	20,000	$28.63	171,730	$28.90

There were no forfeited PSU awards during the three months ended March 31, 2023.
10.    Earnings per Share
Basic earnings per share (EPS) is calculated using the weighted average number of common shares outstanding. Diluted EPS is calculated using the weighted average number of common shares outstanding, including the dilutive effect of the Company’s stock option grants, SARs, RSUs, employee stock purchase plan (ESPP) awards, and the 2023 Notes, as determined per the if-converted method.
Effect of Convertible Notes and Related Convertible Note Hedges and Warrants
In connection with the issuance of the 2023 Notes, the Company entered into Convertible Note Hedge and Warrant Transactions as described further in Note 8, Debt. The expected collective impact of the Convertible Note Hedge and Warrant Transactions is to reduce the potential dilution that would occur if the price of the Company's common stock was between the conversion price of $59.33 per share and the strike price of the warrants of $80.91 per share.
Diluted EPS related to the 2023 Notes is calculated using the if-converted method. The number of dilutive shares is based on the initial conversion rate associated with the 2023 Notes. The Convertible Note Hedge and Warrant Transactions are excluded in the calculation of diluted EPS because inclusion would be anti-dilutive. Specifically, the denominator of the diluted EPS calculation excludes the additional shares related to the warrants because the average price of the Company's common stock was less than the strike price of the warrants of $80.91 per share. Prior to actual conversion, the Convertible Note Hedge Transactions are not considered in calculating diluted earnings per share, as their impact would be anti-dilutive.

In addition to the above described effect of the 2023 Notes and the related Convertible Note Hedge and Warrant Transactions, the Company also excluded the common stock equivalents of the following outstanding stock-based awards in the calculation of diluted EPS, because their inclusion would be anti-dilutive:

	Three Months Ended March 31,
	2023	2022
	(unaudited)
Stock options, RSUs, PSUs	240,398	1,067,231

The following table sets forth the computation of basic and diluted net earnings per share for the three months ended March 31, 2023 and 2022 under the if-converted method (dollars in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2023	2022
	(unaudited)
Numerator:
Net earnings	$16,948	$25,616
After-tax interest expense for 2023 Notes	892	887
Numerator for dilutive earnings per share	$17,840	$26,503
Denominator:
Weighted average shares outstanding, basic	54,380,947	53,330,837
Effect of dilutive securities:
Stock options, RSUs and SARs	1,289,321	1,291,782
Convertible notes	6,783,936	6,783,936
Weighted average shares outstanding, diluted	62,454,204	61,406,555

Earnings per share, basic	$0.31	$0.48
Earnings per share, diluted	$0.29	$0.43
11.    Income Tax Benefit
The following table provides information regarding the Company’s income tax benefit for the three months ended March 31, 2023 and 2022 (dollars in thousands):

	Three Months Ended March 31,
	2023	2022
	(unaudited)
Income tax benefit	$(7,931)	$(10,893)
Effective tax rate	(88.0)%	(74.0)%

Income tax benefit of $7.9 million for the three months ended March 31, 2023, as compared to $10.9 million for the three months ended March 31, 2022, decreased mainly due to the tax benefits from Adamas legal entity restructuring in the first quarter of 2022. ASC 740, Income Taxes (ASC 740), requires an estimate of the annual effective income tax rate for the full year and apply it to pre-tax income (loss) for each interim period, taking into account year-to-date amounts and projected results for the full year. The effective tax rate decrease was mainly due to lower pretax earnings forecasted for 2023. The annual forecasted earnings represents the Company's best estimate as of March 31, 2023 and is subject to changes, which could have a material impact on the effective tax rate in subsequent periods.

12.    Leases
Operating lease assets and lease liabilities as reported on the condensed consolidated balance sheets are as follows (dollars in thousands):

	Balance Sheet Classification	March 31, 2023	December 31, 2022
		(unaudited)
Assets
Operating lease assets	Other assets	$30,022	$28,904
Total lease assets		$30,022	$28,904

Liabilities
Operating lease liabilities, current portion	Accounts payable and accrued liabilities	$7,576	$6,791
Operating lease liabilities, long-term	Operating lease liabilities, long-term	36,511	35,998
Total lease liabilities		$44,087	$42,789

13.    Composition of Other Balance Sheet Items
The following details the composition of other balance sheet items (dollars in thousands for amounts in tables):
Accounts Receivables, Net
As of March 31, 2023 and December 31, 2022, the Company has reduced accounts receivable by approximately $12.2 million and $13.0 million, respectively. Prompt pay discount and contractual service fees, which were originally recorded as a reduction to revenues, represents estimated amounts not expected to be paid by our customers. The Company's customers are primarily pharmaceutical wholesalers and distributors and specialty pharmacies.
Inventories, Net

	March 31, 2023	December 31, 2022
	(unaudited)
Raw materials	$22,917	$24,820
Work in process	33,975	31,710
Finished goods	34,255	35,011
Total	$91,147	$91,541

Property and Equipment, Net

	March 31, 2023	December 31, 2022
	(unaudited)
Lab equipment and furniture	$12,406	$12,127
Leasehold improvements	14,023	14,023
Software	883	883
Computer equipment	983	983
Construction-in-progress	—	206
	28,295	28,222
Less accumulated depreciation and amortization	(13,684)	(13,049)
Property and equipment, net	$14,611	$15,173
Depreciation and amortization expense on property and equipment was approximately $0.6 million and $0.7 million for the three months ended March 31, 2023, and 2022, respectively. The Company retired certain fully depreciated property and equipment during the three months ended March 31, 2022.
Accounts Payable and Accrued Liabilities

	March 31, 2023	December 31, 2022
	(unaudited)
Accounts payable	$11,544	$10,543
Accrued sales & marketing	15,978	16,783
Accrued manufacturing expenses	14,943	15,216
Accrued compensation, benefits, & related accruals	14,433	16,963
Accrued royalties (1)	11,892	12,022
Accrued R&D expenses	8,158	7,490
Operating lease liabilities, current portion (2)	7,576	6,791
Other accrued expenses	10,821	10,534
Total	$95,345	$96,342
_______________________________
(1) Refer to Note 15, Commitments and Contingencies.
(2) Refer to Note 12, Leases.
Accrued Product Returns and Rebates

	March 31, 2023	December 31, 2022
	(unaudited)
Accrued product rebates	$98,812	$106,657
Accrued product returns	49,040	45,008
Total	$147,852	$151,665

14.    Interest Expense
The following details the composition of interest expense (dollars in thousands):

	Three Months Ended March 31,
	2023	2022
	(unaudited)
Interest expense	$(1,188)	$(1,155)
Interest expense on nonrecourse liability related to sale of future royalties	(317)	(787)
Total	$(1,505)	$(1,942)

Interest expense includes noncash interest expense related to amortization of deferred financing costs on the 2023 Notes of $0.5 million and $0.5 million for the three months ended March 31, 2023 and 2022, respectively.
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
Royalty Agreement
In the third quarter of 2014, the Company received $30 million pursuant to a Royalty Interest Acquisition Agreement related to the purchase by HC Royalty of certain of the Company's rights under the Company's agreement with United Therapeutics related to the commercialization of Orenitram (treprostinil) Extended-Release Tablets. Full ownership of the royalty rights will revert to the Company if and when a certain cumulative payment threshold is reached, which is expected to occur in 2023 (see Note 2, Summary of Significant Accounting Policies - Royalty Revenues and Note 3, Disaggregated Revenues).
Nonrecourse liability related to sale of future royalties as reported in the condensed consolidated balance sheets are as follows (dollars in thousands):

		March 31,	December 31,
	Balance Sheet Classification	2023	2022
		(unaudited)
Liabilities
Nonrecourse liability related to sale of future royalties, current portion	Other current liabilities	$4,032	$5,989
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
NAMENDA XR/Namzaric Qui Tam Litigation
On April 1, 2019, Adamas was served with a complaint filed in the United States District Court for the Northern District of California (the District Court) (Case No. 3:18-cv-03018-JCS) against it and several Allergan entities alleging violations of federal and state false claims acts (FCA) in connection with the commercialization of NAMENDA XR and Namzaric by Allergan. The lawsuit is a qui tam complaint brought by an individual, asserting rights of the federal government and various state governments. The lawsuit was originally filed in May 2018 under seal, and Adamas became aware of the lawsuit when it was served. The complaint alleges that patents held by Allergan and Adamas covering NAMENDA XR and Namzaric were procured through fraud on the United States Patent and Trademark Office and that these patents were asserted against potential generic manufacturers of NAMENDA XR and Namzaric to prevent the generic manufacturers from entering the market, thereby wrongfully excluding generic competition resulting in artificially high price being charged to government payors. Adamas' patents in question were licensed exclusively to Forest Laboratories Holdings Limited. The complaint includes a claim for damages of "potentially more than $2.5 billion dollars," treble damages and statutory penalties. To date the federal and state governments have declined to intervene in this action. This case is currently stayed pending Adamas's and Allergan's interlocutory appeal of the District Court's December 11, 2020 order denying Adamas's and Allergan's motion to dismiss the complaint. The appeal is pending in the United States Court of Appeals for the Ninth Circuit (Case No. 21-80005). Argument was held on January 10, 2022. On August 25, 2022, the Ninth Circuit sided with the defendants by reversing the District Court’s public disclosure bar rulings and remanding the case back to the District Court to decide certain issues in the first instance. On October 11, 2022, the plaintiff filed a petition for rehearing with the Ninth Circuit which was denied on November 3, 2022. On December 23, 2022, the defendants filed renewed motions to dismiss directed to the remaining unresolved issue. On March 20, 2023, the District Court entered an order and final judgment dismissing with prejudice Silbersher’s Federal False Claims Act claim while declining to exercise supplemental jurisdiction over the state false claims act claims which were dismissed without prejudice. On April 19, 2023, the plaintiff appealed the District Court's dismissal of the Federal False Claims Act claim.

APOKYN Litigation
On October 3, 2022, Sage Chemical, Inc. and TruPharma, LLC filed a lawsuit in the United States District Court for the District of Delaware (Case No.22-cv-1302) alleging that Supernus Pharmaceuticals, Inc., Britannia Pharmaceuticals Limited, and US WorldMeds Partners, LLC violated state and federal antitrust law in connection with APOKYN. On January 10, 2023, the Company filed motions to dismiss all claims. On January 25, 2023, Defendants filed a motion to stay discovery and stay the deadline to submit a proposed scheduling order pending resolutions of Defendants’ motions to dismiss. On March 7, 2023, the Court denied the Company's motion to stay and ordered that the parties commence discovery. On April 10, 2023, the Court issued a scheduling order that provides for a Pretrial Conference on March 7, 2025 and a jury trial beginning on March 24, 2025. Pretrial discovery is ongoing as the date of this letter. The Company intends to defend itself vigorously. However, the Company can offer no assurances that it will be successful in a litigation.
16.    Subsequent Events
Repayment of 2023 Notes
The 2023 Notes matured on April 1, 2023. On March 30, 2023, the Company transferred funds to Wilmington Trust in connection with the repayment of the 2023 Notes which is presented as Restricted cash on the condensed consolidated balance sheet as of March 31, 2023. On April 1, 2023, the Company paid the total principal amount due of $402.5 million under the 2023 Notes, in addition to payment of the remaining outstanding interest due of $1.3 million. Refer to Note 8, Debt.
SPN-830 Regulatory Update
In April 2023, the Company had a constructive meeting with the U.S. Food and Drug Administration (FDA) to discuss the Complete Response Letter received in October 2022. Based on this meeting, the Company expects to resubmit the New Drug Application for SPN-830 in the fourth quarter of 2023.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to help the reader understand the results of operations and the financial condition of Supernus Pharmaceuticals, Inc. The interim condensed consolidated financial statements included in this report and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our audited consolidated financial statements and notes thereto for the year ended December 31, 2022 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 9, 2023.
In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. These forward-looking statements may include declarations regarding the Company’s belief or current expectations of management, such as statements including the words “budgeted,” “anticipate,” “project,” “forecast,” “estimate,” “expect,” “may,” “believe,” “potential,” and similar statements or expressions, which are intended to be among the statements that are forward-looking statements, as such statements reflect the reality of risk and uncertainty that is inherent in our business. Actual results may differ materially from those expressed or implied by such forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which are made as of the date this report was filed with the Securities and Exchange Commission. Our actual results and the timing of events could differ materially from those discussed in our forward-looking statements because of many factors, including those set forth under the “Risk Factors” section of our Annual Report on Form 10-K and elsewhere in this report as well as in other reports and documents we file with the Securities and Exchange Commission from time to time. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances occurring after the date of this Quarterly Report on Form 10-Q.
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
Commercial Products
•Qelbree® (viloxazine extended-release capsules) is a novel non-stimulant product indicated for the treatment of ADHD in adults and pediatric patients 6 years and older. The United States Food and Drug Administration (FDA) approved Qelbree for the treatment of ADHD in pediatric patients 6 to 17 years of age in April 2021, and in adult patients in April 2022. The Company launched Qelbree for pediatric patients in May 2021 and for adult patients in May 2022 in the United States (U.S.).
•Trokendi XR® (topiramate) is the first once-daily extended-release topiramate product indicated for the treatment of epilepsy in patients 6 years of age and older in the U.S. market. It is also indicated for the prophylaxis of migraine headache in adults and adolescents 12 years and older.
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
Research and Development
We are committed to the development of innovative product candidates in neurology and psychiatry, including the following:

Product Candidate	Indication	Development	NDA
SPN-830	Continuous treatment of motor fluctuations ("off" episodes) in PD patients	Plan to resubmit the NDA in the fourth quarter of 2023	Complete Response Letter (CRL) received from FDA in October 2022
SPN-820	Treatment-resistant depression	Phase II
SPN-817	Treatment-resistant seizures	Phase II

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
In December 2021, we resubmitted the NDA to the FDA. In February 2022, we received a notice from the FDA that the resubmission of the NDA for SPN-830 was considered as a Standard Review and was assigned a PDUFA target action date in early October 2022. In October 2022, the FDA issued a Complete Response Letter (CRL) regarding the NDA for SPN-830. The CRL requires additional information and analysis related to the infusion device and drug product across several areas of the NDA including, but not limited to, labeling, product quality and manufacturing, device performance and risk analysis. In addition, the FDA mentions that approval of the NDA requires inspections that could not be completed in a timely manner due to COVID-19 travel restrictions. The CRL does not request additional efficacy and safety clinical studies. The FDA has made an initial determination that the amendment to the Company’s application in response to the CRL will be subject to a Class 2, or six-month, review timeline. In April 2023, the Company met with FDA to discuss the CRL. Refer to discussion under the Operational Highlights section below for further regulatory update.
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
Adamas Reorganization
In the first quarter of 2022 and subsequent to the Adamas Acquisition, the Company completed a reorganization of the Adamas legal entities in an effort to obtain operational, legal and other benefits that also resulted in certain state tax efficiencies. The reorganization had no effect on the condensed consolidated financial statements other than certain state tax efficiencies. (See Note 11, Income Tax Benefit).
COVID-19 Impact
While the impact of the COVID-19 pandemic did not have a material adverse effect on our financial position or results of operations for the three months ended March 31, 2022, we continue to closely monitor the events and circumstances surrounding the COVID-19 pandemic and its impact on all aspects of our business operations. See “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for additional information on risk factors that could impact our business and our results.
Operational Highlights
Qelbree Update
•Total IQVIA prescriptions were 134,530 in the first quarter of 2023, an increase of 14% compared to total prescriptions of 117,635 in the fourth quarter of 2022. In March 2023, the most recent month available, total prescriptions reached 49,789.
•Qelbree continues to expand its base of prescribers, with approximately 19,197 prescribers in the first quarter of 2023, up from 16,822 prescribers in the fourth quarter of 2022.
•As previously disclosed, a second significant pharmacy benefit manager contract was executed effective January 2023. We continue making progress in securing and improving managed care coverage.

Product Pipeline Update
SPN-830 (apomorphine infusion device) - Continuous treatment of motor fluctuations (“off” episodes) in Parkinson's Disease (PD)
•In April 2023, the Company had a constructive meeting with the U.S. Food and Drug Administration (FDA) to discuss the Complete Response Letter received in October 2022. Based on this meeting, the Company expects to resubmit the New Drug Application for SPN-830 in the fourth quarter of 2023.
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
SPN-817 – A novel product candidate for the treatment of epilepsy
•The open-label Phase II clinical study of SPN-817 in patients with treatment-resistant seizures is ongoing. Depending on the rate of enrollment, the Company expects to have data in the first half of 2024.
Critical Accounting Policies and the Use of Estimates
A summary of our significant accounting policies is included in Note 2, Summary of Significant Accounting Policies of our audited consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2022. There were no significant changes to the disclosures with respect to our critical accounting policies in our Annual Report on Form 10-K for the year ended December 31, 2022.
Results of Operations
Comparison of the Three Months Ended March 31, 2023 and 2022
Revenues
Revenues consist primarily of net product sales of our commercial products in the U.S., supplemented by royalty revenues from our collaborative licensing arrangements. The following table provides information regarding our revenues during the three months ended March 31, 2023 (dollars in thousands):

	Three Months Ended March 31,		Change
	2023	2022	Amount	Percent
Net product sales
Trokendi XR	$34,790	$62,832	$(28,042)	(45)%
Oxtellar XR	28,915	27,521	1,394	5%
GOCOVRI	26,010	22,601	3,409	15%
Qelbree	25,782	8,283	17,499	**
APOKYN	17,209	18,448	(1,239)	(7)%
Other(1)	7,869	7,779	90	1%
Total net product sales	$140,575	$147,464	$(6,889)	(5)%
Royalty revenues	13,189	5,042	8,147	**
Total revenues	$153,764	$152,506	$1,258	1%
___________________________________________
(1) Includes net product sales of MYOBLOC, XADAGO and Osmolex ER.
** Indicates calculation result is equal to or greater than 100%.

The $6.9 million and 5% decrease in net product sales for the three months ended March 31, 2023, as compared to the same period in 2022, was primarily due to the decline in net product sales of Trokendi XR which was partially offset by the $17.5 million increase in net product sales from Qelbree and the $3.4 million increase in net product sales from GOCOVRI.
Trokendi XR net product sales decreased by 45% to $34.8 million for the three months ended March 31, 2023 as compared to the same period in 2022. This decrease was attributable primarily to the loss of exclusivity with generic entrants in January 2023.
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
The following table provides a summary of activity with respect to accrued product returns and rebates during the periods indicated (dollars in thousands):

	Accrued Product Returns and Rebates
	Product Returns	Product Rebates	Allowance for Sales Discounts	Total
Balance at December 31, 2022	$45,008	$106,657	$12,995	$164,660
Provision
Provision for current year sales	6,203	102,181	15,661	124,045
Adjustments relating to prior year sales	(400)	2,457	31	2,088
Total provision	$5,803	$104,638	$15,692	$126,133
Less: Actual payments/credits	(1,771)	(112,483)	(16,498)	(130,752)
Balance at March 31, 2023	$49,040	$98,812	$12,189	$160,041

	Accrued Product Returns and Rebates
	Product Returns	Product Rebates	Allowance for Sales Discounts	Total
Balance at December 31, 2021	$35,127	$97,597	$13,537	$146,261
Provision
Provision for current year sales	4,007	109,130	17,320	130,457
Adjustments relating to prior year sales	(902)	359	39	(504)
Total provision	$3,105	$109,489	$17,359	$129,953
Less: Actual payments/credits	(2,999)	(102,138)	(19,453)	(124,590)
Balance at March 31, 2022	$35,233	$104,948	$11,443	$151,624
Accrued Product Returns and Rebates
The accrued product returns balance increased from $45.0 million as of December 31, 2022 to $49.0 million as of March 31, 2023 principally due to the timing of related return activity and an increase in provision for product returns primarily related to Qelbree.
The accrued product rebates balance decreased from $106.7 million as of December 31, 2022 to $98.8 million as of March 31, 2023 due to lower gross sales primarily relating to the loss of patent exclusivity on Trokendi XR and timing of payments.
Provision for Product Returns and Rebates
The provision for product returns increased from $3.1 million for the three months ended March 31, 2022 to $5.8 million for the three months ended March 31, 2023. The increase was primarily attributable to an increase in volume of products sold with the launch of Qelbree, partially offset by lower sales of Trokendi XR.

The provision for product rebates decreased from $109.5 million for the three months ended March 31, 2022 to $104.6 million for three months ended March 31, 2023. The decrease was primarily attributable to lower Trokendi XR sales partially offset by higher Qelbree sales.
Royalty Revenues
Royalty revenues were $13.2 million and $5.0 million for the three months ended March 31, 2023 and 2022, respectively. The increase was primarily due to royalties on generic Trokendi XR for the three months ended March 31, 2023. The Company entered into settlement agreements on Trokendi XR that allowed third party generics to enter the market beginning January 1, 2023 and required them to pay royalties to the Company.
Cost of Goods Sold
Cost of goods sold was $23.5 million and $17.9 million for the three months ended March 31, 2023 and 2022, respectively. The $5.5 million increase was primarily due to higher Qelbree sales.
Research and Development Expenses
R&D expenses were $21.2 million and $20.8 million for the three months ended March 31, 2023 and 2022, respectively.
Selling, General and Administrative Expenses
The following table provides information regarding our selling, general and administrative (SG&A) expenses during the periods indicated (dollars in thousands):

	Three Months Ended March 31,		Change
	2023	2022	Amount	Percent
Selling and marketing	$57,230	$60,513	$(3,283)	(5)%
General and administrative	28,367	29,946	(1,579)	(5)%
Total	$85,597	$90,459	$(4,862)	(5)%
Selling, general and administrative expenses decreased by 5% to $85.6 million for the three months ended March 31, 2023. The decrease in selling and marketing expenses was primarily attributable to decreased expenses related to field sales and professional consulting spend related to the commercial products. The decrease in general and administrative expenses was due to lower professional and consulting costs to support IT and finance operations.
Amortization of Intangible Assets
Amortization of intangible assets was $20.0 million and $20.6 million for the three months ended March 31, 2023 and 2022, respectively.
Contingent Consideration (Gain) Expense
Contingent consideration was a gain of $1.6 million and an expense of $0.7 million for the three months ended March 31, 2023 and 2022, respectively. The contingent consideration gain was primarily driven by the change in estimated fair value of regulatory and development milestones associated with the USWM Acquisition.

Other Income (Expense)
Other income (expense) was income of $3.8 million and $12.8 million for the three months ended March 31, 2023 and 2022, respectively. The $8.9 million decrease in other income was primarily due to the $12.9 million gain associated with the Navitor investment for the three months ended March 31, 2022.
Income Tax Benefit
Income tax benefit of $7.9 million for the three months ended March 31, 2023, as compared to $10.9 million for the three months ended March 31, 2022, decreased mainly due to the tax benefit from Adamas legal entity restructuring in the first quarter of 2022. ASC 740, Income Taxes (ASC 740), requires an estimate of the annual effective income tax rate for the full year and apply it to pre-tax income (loss) for each interim period, taking into account year-to-date amounts and projected results for the full year. The effective tax rate was (88.0)% for the three months ended March 31, 2023, as compared to (74.0)% for the three months ended March 31, 2022. The decrease was mainly due to lower pretax earnings forecasted for 2023. The annual forecasted earnings represents the Company's best estimate as of March 31, 2023 and is subject to changes, which could have a material impact on the effective tax rate in subsequent periods.
Financial Condition, Liquidity and Capital Resources
We have financed our operations primarily with cash generated from product sales, supplemented by revenues from royalty and licensing arrangements, as well as proceeds from the sale of equity and debt securities. Continued cash generation is highly dependent on the success of our commercial products, as well as the success of our product candidates if approved by the FDA. While we expect continued profitability in future years, we anticipate there may be significant variability from year to year in the level of our profits particularly due to the commercial launch of Qelbree and the future commercial launch of SPN-830 (apomorphine infusion device), if approved by the FDA; continued market and payor pressures for our commercial products; and the unfavorable impact of the loss of patent exclusivity for Trokendi XR in January 2023.
The Company believes its balances of cash, cash equivalents, restricted cash, and unrestricted marketable securities, which totaled $686.5 million as of March 31, 2023, along with cash generated from ongoing operations and continued access to debt markets, will be sufficient to satisfy its cash requirements over the next 12 months and beyond.
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

Cash and Cash Equivalents, Restricted Cash and Marketable Securities

Cash and cash equivalents, marketable securities, and long-term marketable securities are comprised of the following (dollars in thousands):

	March 31	December 31	Change
	2023	2022	Amount	Percent
Cash and cash equivalents	$58,442	$93,120	$(34,678)	(37)%
Restricted cash	403,758	—	403,758	100%
Marketable securities	170,126	368,214	(198,088)	(54)%
Long-term marketable securities	54,157	93,896	(39,739)	(42)%
Total	$686,483	$555,230	$131,253	24%

The increase is primarily attributable to cash generated from operations and net amount drawn on the line of credit.
Restricted Cash
Restricted cash was $403.8 million as of March 31, 2023 and consists of deposits that are restricted as to their use. On March 30, 2023, the Company transferred funds to the Trustee (Wilmington Trust) related to the repayment of the 0.625% Convertible Senior Notes due 2023 (2023 Notes) which is presented as Restricted cash on the condensed consolidated balance sheets as of March 31, 2023. On April 1, 2023, the Company paid the total principal amount due of $402.5 million under the 2023 Notes and the remaining outstanding interest due of $1.3 million.
Cash Flows
Cash flows are comprised of the following (dollars in thousands):

	Three Months Ended March 31,		Change
	2023	2022	Amount
Net cash provided by (used in):
Operating activities	$49,126	$4,302	$44,824
Investing activities	239,780	(69,987)	309,767
Financing activities	80,174	(22,034)	102,208
Net change in cash, cash equivalents, and restricted cash	$369,080	$(87,719)	$456,799
Cash and cash equivalents at beginning of year	93,120	203,434	(110,314)
Cash, cash equivalents, and restricted cash at end of period	$462,200	$115,715	$346,485
Operating Activities
Net cash provided by operating activities was $49.1 million and $4.3 million for the three months ended March 31, 2023, and 2022, respectively. The increase in cash flows provided by operating activities is primarily due to changes in working capital which reflects the timing impacts of: cash collections on receivables and settlement of payables.

Investing Activities
Net cash provided by investing activities was $239.8 million for the three months ended March 31, 2023 compared to $70.0 million used during the same period in 2022, primarily due to the cash flows from the sale and maturities of investments in marketable securities.

Financing Activities
Net cash provided by financing activities were $80.2 million for the three months ended March 31, 2023 compared to $22.0 million used during the same period in 2022, primarily due to the net proceeds from the draw on the line of credit in the first quarter of 2023 and the payment of a contingent consideration milestone associated with the USWM Acquisition during the same period in 2022.
Material Cash Requirements
Refer to “Part II, Item 7 — Management’s Discussion and Analysis of Liquidity and Capital Resources”, of our Annual Report on Form 10-K for the year ended December 31, 2022, and Note 15, Commitments and Contingencies, in the Notes to the Condensed Consolidated Financial Statements in Part I, Item 1, Unaudited Condensed Consolidated Financial Statements, of this Quarterly Report on Form 10-Q for the discussion of our contractual obligations.
Recently Issued Accounting Pronouncements
For a discussion of new accounting pronouncements, see Note 2 in the Notes to the Condensed Consolidated Financial Statements in Part I, Item 1, Unaudited Condensed Consolidated Financial Statements, of this Quarterly Report on Form 10-Q.
Item 3.    Quantitative and Qualitative Disclosures About Market Risk
The primary objective of our investment activities is to preserve our capital to fund operations and to facilitate business development activities. We also seek to maximize income from our investments without assuming significant interest rate risk, liquidity risk, or risk of default by investing in investment grade securities with maturities of four years or less. Our exposure to market risk is confined to investments in cash and cash equivalents, marketable securities, and long-term marketable securities. As of March 31, 2023, we had cash and cash equivalents, marketable securities, and long-term marketable securities of $282.7 million.
We have fully repaid the outstanding principal and interest on the 2023 Notes in April 2023.
We have borrowed and may continue to borrow funds pursuant to our Credit Line. Variable rate borrowing exposes us to interest rate risk as increases in interest rates would increase our borrowing costs.
The borrowed funds pursuant to our Credit Line are subject to a collateral maintenance requirement. The Credit Line is secured primarily by our portfolio of marketable securities, which is primarily comprised of corporate and U.S. government agency and municipal debt securities and may fluctuate in value. The fluctuations may be driven by, among other things, changes in interest rates, economic conditions, and other financial conditions as well as idiosyncratic factors related to a security’s issuer. To the extent a fluctuation in value results in the value of the collateral decreasing below the required collateral maintenance requirements we may be required to promptly post additional collateral. Additionally, our Credit Line is an uncommitted facility that may be terminated by the lender at any time. During periods of rapidly changing interest rates, economic conditions or other financial conditions, the Credit Line may be terminated by the lender and/or the lender may declare that all borrowings thereunder are immediately due.
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
We do not have any currency or other derivative financial instruments other than the outstanding warrants to purchase common stock. The warrants expire in tranches, if unexercised, on or before November 22, 2023. The warrants entitle the holder to one share per warrant. The strike price of the warrants will initially be $80.91 per share of the Company’s common stock, and is subject to adjustment. The warrants could have a dilutive effect with respect to the Company’s common stock, to the extent that the market price per share of the Company’s common stock, as measured under the terms of the Warrant Transactions, exceeds the strike price of the warrants.
We may contract with clinical research organizations (CROs) and investigational sites globally. Currently, we have two programs with ongoing clinical trials being conducted outside the U.S. We do not hedge our foreign currency exchange rate risk. Transactions denominated in currencies other than the U.S. dollar are recorded based on exchange rates at the time such transactions arise. As of March 31, 2023 and December 31, 2022, substantially all of our liabilities were denominated in the U.S. dollar.
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
Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures required by Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act has been appropriately recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosure. We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2023, the end of the period covered by this report. Based on that evaluation, under the supervision and with the participation of our management, including our CEO and CFO, we concluded that our disclosure controls and procedures are effective as of March 31, 2023.
Remediation of Previously Disclosed Material Weakness in Internal Control over Financial Reporting
As disclosed in “Item 9A. Controls and Procedures” in our Annual Report on Form 10-K as of December 31, 2022, we identified material weaknesses in our internal control over financial reporting due to 1) the lack of qualified resources and an adequate risk assessment over the design and effective operation of controls in our inventory and cost of goods sold processes and 2) the lack of an adequate risk assessment over the design and effective operation of controls that would affect our estimation of accrued product rebates.
Management took several steps to remediate the previously disclosed material weaknesses including the following:
1) For the inventory and cost of goods sold processes, we hired new inventory personnel during the fourth quarter of 2022, performed risk assessment procedures, and redesigned certain controls and procedures.
2) For our estimation of accrued commercial product rebates, we performed additional risk assessment procedures and redesigned controls as necessary.
As of March 31, 2023, Management completed their remediation efforts described above and has concluded through testing, that the controls are operating effectively, and the material weaknesses in our internal controls over financial reporting have been remediated.
Changes in Internal Control over Financial Reporting
Our management, including our CEO and CFO, evaluated changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2023.
Except for the above noted activities to remediate the material weaknesses previously reported, there were no other changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rule 13a-15 that occurred during the quarter ended March 31, 2023 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.    Legal Proceedings
From time to time and in the ordinary course of business, Supernus Pharmaceuticals, Inc. ("Company") and any of its subsidiaries may be subject to various claims, charges and litigation. Parent and any of its subsidiaries may be required to file infringement claims against third parties for the infringement of our patents.
Oxtellar XR®
I. Supernus Pharmaceuticals, Inc. v. Apotex Inc., et al., C.A. No. 20-cv-7870 (FLW)(TJB) (D.N.J.)
The Company received a Paragraph IV Notice Letter from generic drug makers Apotex Inc. and Apotex Corp. (collectively, “Apotex”) dated May 13, 2020 directed to nine of its Oxtellar XR® Orange Book patents. Supernus’s U.S. Patent Nos. 7,722,898; 7,910,131; 8,617,600; 8,821,930; 9,119,791; 9,351,975; 9,370,525; 9,855,278; and 10,220,042 generally cover once-a-day oxcarbazepine formulations and methods of treating seizures using those formulations. The FDA Orange Book lists all nine of the Company’s Oxtellar XR® patents as expiring on April 13, 2027. On June 26, 2020, the Company filed a lawsuit against Apotex alleging infringement of the Company’s nine patents. The Complaint—filed in the U.S. District Court for the District of New Jersey—alleges, inter alia, that Apotex infringed the Company’s Oxtellar XR® patents by submitting to the FDA an Abbreviated New Drug Application (“ANDA”) seeking to market a generic version of Oxtellar XR® prior to the expiration of the Company’s patents. Filing its June 26, 2020 Complaint within 45 days of receiving Apotex’s Paragraph IV certification notice entitles Supernus to an automatic stay preventing the FDA from approving Apotex’s ANDA for 30 months from the date of the Company’s receipt of the Paragraph IV Notice Letter. On September 4, 2020, Apotex answered the Complaint and denied the substantive allegations of the Complaint, asserting affirmative defenses that include non-infringement and invalidity. Apotex also asserted Counterclaims seeking declaratory judgments of non-infringement for the nine Oxtellar XR® Orange Book patents. On October 30, 2020, the Company filed its Reply, denying the substantive allegations of Apotex’s Counterclaims. On January 27, 2022, the Court issued an Order staying all litigation proceedings and administratively terminated the action. The Court lifted the stay on July 1, 2022. Pursuant to the Court’s January 27, 2022 and July 1, 2022 Orders, the 30-month Stay was extended by 152 days from November 14, 2022 to April 15, 2023. On August 1, 2022, the Court issued an Order consolidating this lawsuit with another pending lawsuit against Apotex, C.A. No. 22-cv-322 (D.N.J.), discussed in Section II, below. The Court issued a revised Scheduling Order on December 20, 2022 that further extends the 30-month stay. The Court issued a Text Order on March 28, 2023 that scheduled the bench trial in this matter to commence on July 3, 2023. Pretrial discovery is ongoing as of the date of this submission.
II. Supernus Pharmaceuticals, Inc. v. Apotex Inc., et al., C.A. No. 22-cv-322 (FLW)(TJB) (D.N.J.)
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
III. Supernus Pharmaceuticals, Inc. v. RiconPharma LLC, et al., C.A. No. 21-cv-12133 (FLW)(TJB) (D.N.J.)
The Company received a Paragraph IV Notice Letter from generic drug maker RiconPharma LLC dated April 20, 2021 directed to nine of its Oxtellar XR® Orange Book patents. Supernus’s U.S. Patent Nos. 7,722,898; 7,910,131; 8,617,600; 8,821,930; 9,119,791; 9,351,975; 9,370,525; 9,855,278; and 10,220,042 generally cover once-a-day oxcarbazepine formulations and methods of treating seizures using those formulations. The FDA Orange Book lists all nine of the Company’s Oxtellar XR® patents as expiring on April 13, 2027. On June 3, 2021, the Company filed a lawsuit against RiconPharma LLC and Ingenus Pharmaceuticals, LLC (collectively, “Ricon”) alleging infringement of the Company’s nine Oxtellar XR® patents. The Complaint—filed in the U.S. District Court for the District of New Jersey—alleges, inter alia, that Ricon infringed the Company’s Oxtellar XR® patents by submitting to the FDA an Abbreviated New Drug Application (“ANDA”) seeking to market a generic version of Oxtellar XR® prior to the expiration of the Company’s patents. Filing its June 3, 2021 Complaint within 45 days of receiving Ricon’s Paragraph IV certification notice entitles Supernus to an automatic stay preventing the FDA from approving Ricon’s ANDA for 30 months from the date of the Company’s receipt of the Paragraph IV Notice Letter. On August 30, 2021, Ricon answered the Complaint and denied the substantive allegations of the Complaint, asserting affirmative defenses that include non-infringement and invalidity. Ricon also asserted Counterclaims seeking declaratory judgments of non‑infringement for the nine Oxtellar XR® Orange Book patents. Supernus filed a motion to strike the jury demand in Ricon’s answer. On December 6, 2021, the Court signed an Order withdrawing the Jury demand from Ricon’s answer. On December 13, 2021, Ricon filed an amended Answer to Supernus’s Complaint. On December 15, 2021, the Company filed its reply, denying the substantive allegations of Ricon’s Counterclaims. On November 22, 2022, the Court issued an Order consolidating for all purposes this lawsuit with another pending lawsuit against Ricon, C.A. No. 22-cv-6340 (D.N.J.), discussed in Section IV below. The Court issued a revised Scheduling Order on April 28, 2023 that provides a Joint Final Pretrial Order deadline of April 11, 2024. Pretrial discovery is ongoing as of the date of this submission.
IV. Supernus Pharmaceuticals, Inc. v. RiconPharma LLC, et al., C.A. No. 22-cv-6340 (KM)(MAH) (D.N.J.)
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
V. Supernus Pharmaceuticals, Inc. v. Ajanta Pharma Limited, C.A. No. 22-cv-1431 (D. Del.)
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
Trokendi XR®
VI. Supernus Pharmaceuticals, Inc. v. Ajanta Pharma Limited, et al., C.A. No. 21-cv-6964 (GC)(LHG) (D.N.J.)
The Company received a Paragraph IV Notice Letter from generic drug maker Ajanta Pharma Limited dated February 10, 2021 directed to ten of its Trokendi XR® Orange Book patents. Supernus’s U.S. Patent Nos. 8,298,576; 8,298,580; 8,663,683; 8,877,248; 8,889,191; 8,992,989; 9,549,940; 9,555,004; 9,622,983; and 10,314,790 generally cover once-a-day topiramate formulations and methods of treating or preventing seizures and migraines using those formulations. The FDA Orange Book currently lists United States Patent No. 8,298,576 as expiring on April 4, 2028 and United States Patent Nos. 8,298,580; 8,663,683; 8,877,248; 8,889,191; 8,992,989; 9,549,940; 9,555,004; 9,622,983; and 10,314,790 as expiring on November 16, 2027. On March 26, 2021, the Company filed a lawsuit against Ajanta Pharma Limited and Ajanta Pharma USA Inc. (collectively “Ajanta”) alleging infringement of the Company’s Trokendi XR® Orange Book patents. The Complaint—filed in the U.S. District Court for the District of New Jersey—alleges, inter alia, that Ajanta infringed the Company’s Trokendi XR® patents by submitting to the FDA an Abbreviated New Drug Application (“ANDA”) seeking to market a generic version of

Trokendi XR® prior to the expiration of the Company’s patents. Filing its March 26, 2021 Complaint within 45 days of receiving Ajanta’s Paragraph IV certification notice entitles Supernus to an automatic stay preventing the FDA from approving Ajanta’s ANDA for 30 months from the date of the Company’s receipt of the Paragraph IV Notice Letter. On June 7, 2021, Ajanta answered the Complaint and denied the substantive allegations of the Complaint, asserting affirmative defenses that include non-infringement and invalidity. Ajanta also asserted Counterclaims seeking declaratory judgments of non‑infringement and invalidity for the Trokendi XR® Orange Book patents. On June 28, 2021, the Company filed its reply, denying the substantive allegations of Ajanta’s Counterclaims. Following the initial Rule 16 Scheduling Conference, the Court issued a case schedule. On December 17, 2021, the Court issued an order consolidating this lawsuit with the lawsuit against Torrent, discussed in Section VII below. The consolidation order extended the 30‑month stay preventing the FDA from approving Ajanta’s ANDA to December 16, 2023. The Company entered into a settlement agreement with Ajanta, and on April 04, 2023, a stipulation of dismissal without prejudice was entered by the U.S. District Court for the District of New Jersey. The agreement has been submitted to the applicable governmental agencies.
VII. Supernus Pharmaceuticals, Inc. v. Torrent Pharmaceuticals Ltd., et al., C.A. No. 21-cv-14268 (GC)(LHG) (D.N.J.)
The Company received a Paragraph IV Notice Letter from generic drug maker Torrent Pharmaceuticals Ltd. dated June 15, 2021 directed to ten of its Trokendi XR® Orange Book patents. Supernus’s U.S. Patent Nos. 8,298,576; 8,298,580; 8,663,683; 8,877,248; 8,889,191; 8,992,989; 9,549,940; 9,555,004; 9,622,983; and 10,314,790 generally cover once-a-day topiramate formulations and methods of treating or preventing seizures and migraines using those formulations. The FDA Orange Book currently lists United States Patent No. 8,298,576 as expiring on April 4, 2028 and United States Patent Nos. 8,298,580; 8,663,683; 8,877,248; 8,889,191; 8,992,989; 9,549,940; 9,555,004; 9,622,983; and 10,314,790 as expiring on November 16, 2027. On July 28, 2021, the Company filed a lawsuit against Torrent Pharmaceuticals Ltd. and Torrent Pharma Inc. (collectively, “Torrent”) alleging infringement of the Company’s Trokendi XR® Orange Book patents. The Complaint—filed in the U.S. District Court for the District of New Jersey—alleges, inter alia, that Torrent infringed the Company’s Trokendi XR® patents by submitting to the FDA an Abbreviated New Drug Application (“ANDA”) seeking to market a generic version of Trokendi XR® prior to the expiration of the Company’s patents. Filing its July 28, 2021 Complaint within 45 days of receiving Torrent’s Paragraph IV certification notice entitles Supernus to an automatic stay preventing the FDA from approving Torrent’s ANDA for 30 months from the date of the Company’s receipt of the Paragraph IV Notice Letter. On September 29, 2021, Torrent answered the Complaint and denied the substantive allegations of the Complaint, asserting affirmative defenses that include non-infringement and invalidity. Torrent also asserted Counterclaims seeking declaratory judgments of non‑infringement for the Trokendi XR® Orange Book patents. On November 3, 2021, the Company filed its reply, denying the substantive allegations of Torrent’s Counterclaims. Following the initial Rule 16 Scheduling Conference, the Court issued a case schedule. On December 17, 2021, the Court issued an order consolidating this lawsuit with the lawsuit against Ajanta, discussed in Section VI, above. On January 24, 2023, the Court amended the scheduling order. Under the amended scheduling order, the Final Pretrial Conference is set for June 26, 2023 and the trial is set to begin on July 24, 2023. Pretrial discovery is ongoing as of the date of this submission.
VIII. Supernus Pharmaceuticals, Inc. v. Lupin Limited, et al., C.A. No. 21-cv-1293 (MN) (D. Del.)
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

IX. Supernus Pharmaceuticals, Inc. v. Zydus Pharmaceuticals (USA) Inc., et al., C.A. No. 21-cv-17104 (GC)(LHG) (D.N.J.)
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
X. Supernus Pharmaceuticals, Inc. v. Alkem Laboratories Ltd., C.A. No. 22-cv-3511 (EEB)(SRH) (N.D. Ill.)
The Company received a Paragraph IV Notice Letter from generic drug maker Alkem Laboratories Ltd. dated May 25, 2022 directed to ten of its Trokendi XR® Orange Book patents. Supernus’s U.S. Patent Nos. 8,298,576; 8,298,580; 8,663,683; 8,877,248; 8,889,191; 8,992,989; 9,549,940; 9,555,004; 9,622,983; and 10,314,790 generally cover once-a-day topiramate formulations and methods of treating or preventing seizures and migraines using those formulations. The FDA Orange Book currently lists United States Patent No. 8,298,576 as expiring on April 4, 2028 and United States Patent Nos. 8,298,580; 8,663,683; 8,877,248; 8,889,191; 8,992,989; 9,549,940; 9,555,004; 9,622,983; and 10,314,790 as expiring on November 16, 2027. On July 6, 2022, the Company filed a lawsuit against Alkem Laboratories Ltd. (“Alkem”) alleging infringement of the Company’s Trokendi XR® Orange Book patents. The Complaint—filed in the U.S. District Court for the Northern District of Illinois—alleges, inter alia, that Alkem infringed the Company’s Trokendi XR® patents by submitting to the FDA an Abbreviated New Drug Application (“ANDA”) seeking to market a generic version of Trokendi XR® prior to the expiration of the Company’s patents. Filing its July 6, 2022 Complaint within 45 days of receiving Alkem’s Paragraph IV certification notice entitles Supernus to an automatic stay preventing the FDA from approving Alkem’s ANDA for 30 months from the date of the Company’s receipt of the Paragraph IV Notice Letter. On October 03, 2022, Alkem answered the Complaint and denied the substantive allegations of the Complaint, asserting affirmative defenses that include non-infringement and invalidity. The Company entered into a settlement agreement with Alkem, and on March 20, 2023, a stipulation of dismissal without prejudice was entered by the U.S. District Court for the Northern District of Illinois. The agreement has been submitted to the applicable governmental agencies.
XI. Supernus Pharmaceuticals, Inc. v. Dr. Reddy's Laboratories, Ltd., et al., C.A. No. 22-cv-4705 (GC)(LHG) (D.N.J.)
The Company received a Paragraph IV Notice Letter from generic drug makers Dr, Reddy’s Laboratories Ltd. and Dr. Reddy’s Laboratories, Inc. dated June 9, 2022 directed to ten of its Trokendi XR® Orange Book patents. Supernus’s U.S. Patent Nos. 8,298,576; 8,298,580; 8,663,683; 8,877,248; 8,889,191; 8,992,989; 9,549,940; 9,555,004; 9,622,983; and 10,314,790 generally cover once-a-day topiramate formulations and methods of treating or preventing seizures and migraines using those formulations. The FDA Orange Book currently lists United States Patent No. 8,298,576 as expiring on April 4, 2028 and United States Patent Nos. 8,298,580; 8,663,683; 8,877,248; 8,889,191; 8,992,989; 9,549,940; 9,555,004; 9,622,983; and 10,314,790 as expiring on November 16, 2027. On July 22, 2022, the Company filed a lawsuit against Dr. Reddy’s Laboratories Ltd. and Dr. Reddy’s Laboratories, Inc. (“DRL”) alleging infringement of the Company’s Trokendi XR® Orange Book patents. The Complaint—filed in the U.S. District Court for the District of New Jersey—alleges, inter alia, that DRL infringed the Company’s
1 Previously, the Company was in a lawsuit against Zydus Pharmaceuticals (USA) Inc. and Cadila Healthcare Limited concerning an Abbreviated New Drug Application (“ANDA”) for Zydus’s proposed generic equivalents of the 25 mg, 50 mg, and 100 mg strengths of Trokendi XR®. A settlement agreement was entered into between the Company and Zydus Pharmaceuticals (USA) Inc. and Cadila Healthcare Limited concerning the previous lawsuit. See https://www.sec.gov/Archives/edgar/data/1356576/000110465917031191/a17-10293_1ex10d1.htm.

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
APOKYN®
XII. Sage Chemical, Inc., et al. v. Supernus Pharmaceuticals, Inc., et al., C.A. No. 22-cv-1302 (CFC) (D. Del.)
On October 3, 2022, Sage Chemical, Inc. and TruPharma, LLC filed a lawsuit in the United States District Court for the District of Delaware alleging that Supernus Pharmaceuticals, Inc., Britannia Pharmaceuticals Limited (Britannia), and US WorldMeds Partners, LLC (US WorldMeds) violated state and federal antitrust law in connection with APOKYN® (apomorphine HCl). On October 16, 2022, Plaintiffs amended their complaint to add additional defendants MDD US Enterprises, LLC, MDD US Operations, LLC (each a subsidiary of Supernus Pharmaceuticals, Inc.), USWM, LLC (“USWM”), Paul Breckinridge Jones, Sr., Herbert Lee Warren, Jr., Henry Van Den Berg, and Kristin L. Gullo. On January 10, 2023, Defendants filed an Omnibus Motion to Dismiss the Amended Complaint seeking dismissal of each of Plaintiffs’ claims and the lawsuit in its entirety and US WorldMeds with USWM, Britannia, and the group of individual defendants each filed separate motions to dismiss. As of April 12, 2023, briefing on those motions is now complete. Those motions remain pending. On January 25, 2023, Defendants filed a motion to stay discovery and stay the deadline to submit a proposed scheduling order pending resolutions of Defendants’ motions to dismiss. On March 07, 2023, the Court denied Defendants’ motion to stay and ordered that the parties commence discovery. On April 10, 2023, the Court issued a scheduling order that provides for a Pretrial Conference on March 07, 2025 and a jury trial beginning on March 24, 2025. Pretrial discovery is ongoing as of the date of this submission.
XADAGO®
On June 10, 2021, Newron Pharmaceuticals S.p.A. ("Newron"), Zambon S.p.A. ("Zambon") and Supernus Pharmaceuticals, Inc. (the "Company"), through its subsidiary MDD US Operations, LLC (collectively, "Plaintiffs"), initiated litigation against generic drug makers Aurobindo Pharma Limited, Aurobindo Pharma USA Inc., MSN Laboratories Private Limited ("MSN"), Optimus Pharma Pvt Ltd, Prinston Pharmaceutical, Inc., RK Pharma, Inc. and Zenara Pharma Private Limited (collectively, "Defendants") for infringement of three FDA Orange Book patents covering XADAGO®, the Company's once-daily product indicated as adjunctive treatment to levodopa/carbidopa in patients with Parkinson's Disease experiencing "off" episodes. U.S. Patent Nos. 8,076,515, 8,278,485 and 8,283,380 (collectively, the "XADAGO Patents") cover the pharmaceutical formulation of and methods of treatment with safinamide. The XADAGO Patents expire between June 2027 and March 2031. The Company has a license agreement with Zambon, Newron's partner, related to the XADAGO Patents, and as a new chemical entity, XADAGO was under the 5-year FDA exclusivity period that expired on March 21, 2022. The Complaint - filed in the U.S. District Court for the District of Delaware - alleges that the Defendants infringed the XADAGO Patents by submitting to the U.S. Food and Drug Administration (FDA) Abbreviated New Drug Applications (ANDAs) seeking to market generic versions of XADAGO prior to the expiration of the patents. Filing the Complaint within 45 days of receiving each of the Defendants' Paragraph IV notice letters entitles the Plaintiffs to an automatic stay preventing the FDA from approving the Defendants' ANDAs for 30 months from the date of the Plaintiffs' receipt of the Paragraph IV Notice Letters. The parties agreed on a case schedule. A trial has been set for January 8, 2024. On March 22, 2022, defendant Optimus Pharma Pvt Ltd was dismissed from the case without prejudice. On January 5, 2023, Defendants Aurobindo Pharma Limited and Aurobindo Pharma USA Inc. were dismissed from the case without prejudice pursuant to a settlement agreement. On April 14, 2023, the Court issued a claim construction opinion and order construing terms of the asserted patent claims. Fact discovery is closed and expert discovery is ongoing.

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
Adamas's patents in question were licensed exclusively to Forest. The complaint includes a claim for damages of “potentially more than $2.5 billion dollars,” treble damages and statutory penalties. To date the federal and state governments have declined to intervene in this action. This case is currently stayed pending Adamas's and Allergan's interlocutory appeal of the District Court's December 11, 2020 order denying Adamas's and Allergan's motions to dismiss the complaint. The appeal is pending in the United States Court of Appeals for the Ninth Circuit (Case No. 21-80005). Argument was held on January 10, 2022. On August 25, 2022, the Ninth Circuit sided with the defendants by reversing the District Court’s public disclosure bar rulings and remanding the case back to the District Court to decide certain issues in the first instance. On October 11, 2022, the plaintiff filed a petition for rehearing with the Ninth Circuit, which was denied. On December 23, 2022, defendants filed renewed motions to dismiss directed to the remaining unresolved issue. On March 20, 2023, the district court entered an order and final judgment dismissing with prejudice the FCA claim while declining to exercise supplemental jurisdiction over the state false claims act claims which were dismissed without prejudice. On April 19, 2023, the plaintiff appealed the District Court's dismissal of the Federal False Claims Act claim.
On December 10, 2019, a putative class action lawsuit alleging violations of the federal securities laws was filed by Ali Zaidi against Adamas and certain of Adamas's former directors and officers in federal court in the Northern District of California (Case No. 4:19-cv-08051). This lawsuit alleges violations of the Securities Exchange Act of 1934 by Adamas and certain of Adamas's former directors and officers. On October 8, 2021, the presiding judge dismissed the litigation, and granted Plaintiffs leave to amend their complaint. On November 5, 2021, Plaintiffs filed their second amended class action complaint. On December 10, 2021, Adamas filed a motion to dismiss the Second Amended Complaint. Plaintiffs opposed the motion to dismiss. On January 13, 2023, the Court granted in part and denied in part Defendants’ Motion to Dismiss. Plaintiff has until February 27, 2023 to file a third amended complaint or notice that Lead Plaintiff does not intend to amend, after which Defendants have sixty (60) days to file a motion to dismiss or otherwise respond to the operative complaint. The Plaintiff did not file an amendment and all claims against Adamas have been dismissed with prejudice, but claims against one of the individual defendants, who may have certain rights to indemnification, remain.
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
Item 1A. Risk Factors
Any investment in our business involves a high degree of risk. Before making an investment decision, you should carefully consider the information we include in this Quarterly Report on Form 10-Q, including our condensed consolidated financial statements and related notes; the additional information in the other reports we file with the Securities and Exchange Commission; and the risks described in our Annual Report on Form 10-K for the year ended December 31, 2022 and quarterly report on Form 10-Q for the period ended March 31, 2023. These risks may result in material harm to our business and our financial condition and results of operations. If a material, adverse event was to occur, the market price of our common stock may decline, and you could lose part or all of your investment.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
(a)     Sales of Unregistered Securities.

During the three months ended March 31, 2023, the Company granted options to employees and the board of directors to purchase an aggregate of 1,069,640 shares of common stock at a weighted average exercise price of $38.60 per share. Once vested, the options are exercisable for a period of ten years from the grant date. The Company granted 227,980 restricted stock units to the board of directors and employees at a weighted average grant date fair value of $38.60 per share. The restricted stock units vest one year from the grant date. These issuances are exempt from registration in reliance on Section 4(a)(2) of the Securities Act as transactions not involving a public offering.
Item 3.    Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
None.
Item 5.    Other Information
None.

Item 6.    Exhibits
The following exhibits are filed or furnished as part of this Quarterly Report on Form 10-Q:

Exhibit Number		Description
10.1	††*
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

101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, formatted in Inline XBRL: (i) Cover Page, (ii) Condensed Consolidated Statements of Earnings, (iii) Condensed Consolidated Statements of Comprehensive Earnings, (iv) Condensed Consolidated Balance Sheets, (v) Condensed Consolidated Statements of Changes in Stockholders' Equity, (vi) Condensed Consolidated Statements of Cash Flows, and (vii) the Notes to Condensed Consolidated Financial Statements, tagged in summary and detail.

104		The cover page of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, formatted in Inline XBRL (included with the Exhibit 101 attachments).
_______________________________________________________________________________
††     Certain portions of this exhibit that constitute confidential information have been omitted in accordance with Regulation S-K, Item 601(b)(10)(iv) because it (i) is not material and (ii) would be competitively harmful if publicly disclosed.
*    Previously filed.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUPERNUS PHARMACEUTICALS, INC.

DATED: May 9, 2023	By:	/s/ Jack A. Khattar
Jack A. Khattar President and Chief Executive Officer

DATED: May 9, 2023	By:	/s/ Timothy C. Dec
Timothy C. Dec Senior Vice-President and Chief Financial Officer