Form 10-Q
period 2023-06-30
SUPERNUS PHARMACEUTICALS, INC.
filed 2023-08-08
CIK 1356576

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☒ No
Securities registered pursuant to Section 12(b) of the Exchange Act

Title of each class	Outstanding at August 1, 2023	Trading Symbol	Name of each exchange on which registered
Common Stock, $0.001 par value per share	54,594,401	SUPN	The Nasdaq Global Market

SUPERNUS PHARMACEUTICALS, INC.
FORM 10-Q — QUARTERLY REPORT
FOR THE QUARTERLY PERIOD ENDED June 30, 2023

PART I — FINANCIAL INFORMATION

Supernus Pharmaceuticals, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share data)

	June 30,	December 31,
	2023	2022
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$24,706	$93,120
Marketable securities	126,950	368,214
Accounts receivable, net	136,556	165,497
Inventories, net	90,560	91,541
Prepaid expenses and other current assets	44,766	15,779
Total current assets	423,538	734,151
Long-term marketable securities	37,478	93,896
Property and equipment, net	14,186	15,173
Intangible assets, net	662,389	702,463
Goodwill	117,019	117,019
Other assets	38,489	39,806
Total assets	$1,293,099	$1,702,508

Liabilities and stockholders’ equity
Current liabilities
Accounts payable and accrued liabilities	$83,044	$96,342
Accrued product returns and rebates	148,826	151,665
Convertible notes, net	—	401,968
Contingent consideration, current portion	20,720	21,120
Other current liabilities	—	16,863
Total current liabilities	252,590	687,958
Contingent consideration, long-term	33,390	33,847
Operating lease liabilities, long-term	34,177	35,998
Deferred income tax liabilities, net	44,300	49,809
Other liabilities	8,734	8,692
Total liabilities	373,191	816,304

Stockholders’ equity
Common stock, $0.001 par value; 130,000,000 shares authorized; 54,592,901 and 54,253,796 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	55	54
Additional paid-in capital	424,266	408,115
Accumulated other comprehensive loss, net of tax	(1,775)	(3,210)
Retained earnings	497,362	481,245
Total stockholders’ equity	919,908	886,204

Total liabilities and stockholders’ equity	$1,293,099	$1,702,508

See accompanying notes.

Supernus Pharmaceuticals, Inc.
Condensed Consolidated Statements of Earnings (Loss)
(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(unaudited)		(unaudited)
Revenues
Net product sales	$128,336	$165,459	$268,911	$312,923
Royalty revenues	7,227	4,592	20,416	9,634
Total revenues	135,563	170,051	289,327	322,557

Costs and expenses
Cost of goods sold	21,091	20,457	44,551	38,389
Research and development	24,379	16,385	45,591	37,224
Selling, general and administrative	86,782	100,476	172,379	190,935
Amortization of intangible assets	20,108	20,644	40,074	41,288
Contingent consideration expense (gain)	790	743	(857)	1,408
Total costs and expenses	153,150	158,705	301,738	309,244

Operating earnings (loss)	(17,587)	11,346	(12,411)	13,313

Other income (expense)
Interest expense	(910)	(1,810)	(2,415)	(3,752)
Interest and other income, net	1,370	1,788	6,716	16,486
Total other income (expense)	460	(22)	4,301	12,734

Earnings (loss) before income taxes	(17,127)	11,324	(8,110)	26,047

Income tax expense (benefit)	(16,296)	3,459	(24,227)	(7,434)
Net earnings (loss)	$(831)	$7,865	$16,117	$33,481

Earnings (loss) per share
Basic	$(0.02)	$0.15	$0.30	$0.63
Diluted	$(0.02)	$0.14	$0.29	$0.57

Weighted average shares outstanding
Basic	54,502,993	53,426,163	54,442,463	53,378,319
Diluted	54,502,993	61,397,159	59,035,154	61,401,694

See accompanying notes.

Supernus Pharmaceuticals, Inc.
Condensed Consolidated Statements of Comprehensive Earnings (Loss)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(unaudited)		(unaudited)
Net earnings (loss)	$(831)	$7,865	$16,117	$33,481
Other comprehensive gain (loss)
Unrealized gain (loss) on marketable securities, net of tax	554	(1,447)	1,435	(3,759)
Other comprehensive gain (loss)	554	(1,447)	1,435	(3,759)
Comprehensive earnings (loss)	$(277)	$6,418	$17,552	$29,722

See accompanying notes.

Supernus Pharmaceuticals, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
Six Months Ended June 30, 2023 and 2022
(unaudited, in thousands, except share data)

j	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Earnings (Loss)	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2022	54,253,796	$54	$408,115	$(3,210)	$481,245	$886,204
Share-based compensation	—	—	6,306	—	—	6,306
Issuance of common stock in connection with the Company’s equity award plans	216,826	—	1,811	—	—	1,811
Net earnings	—	—	—	—	16,948	16,948
Unrealized gain on marketable securities, net of tax	—	—	—	881	—	881
Balance, March 31, 2023	54,470,622	$54	$416,232	$(2,329)	$498,193	$912,150
Share-based compensation	—	—	6,088	—	—	6,088
Issuance of common stock in connection with the Company’s equity award plans	122,279	1	1,946	—	—	1,947
Net loss	—	—	—	—	(831)	(831)
Unrealized gain on marketable securities, net of tax	—	—	—	554	—	554
Balance, June 30, 2023	54,592,901	$55	$424,266	$(1,775)	$497,362	$919,908

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Earnings (Loss)	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2021	53,256,094	$53	$434,337	$1,539	$379,922	$815,851
Cumulative effect of adoption of ASU 2020-06	—	—	(56,212)	—	40,612	(15,600)
Balance, January 1, 2022	53,256,094	53	378,125	1,539	420,534	800,251
Share-based compensation	—	—	4,025	—	—	4,025
Issuance of common stock in connection with the Company’s equity award plans	130,211	—	866	—	—	866
Net earnings	—	—	—	—	25,616	25,616
Unrealized loss on marketable securities, net of tax	—	—	—	(2,312)	—	(2,312)
Balance, March 31, 2022	53,386,305	$53	$383,016	$(773)	$446,150	$828,446
Share-based compensation	—	—	4,297	—	—	4,297
Issuance of common stock in connection with the Company’s equity award plans	106,081	—	2,273	—	—	2,273
Net earnings	—	—	—	—	7,865	7,865
Unrealized gain on marketable securities, net of tax	—	—	—	(1,447)	—	(1,447)
Balance, June 30, 2022	53,492,386	$53	$389,586	$(2,220)	$454,015	$841,434

See accompanying notes.

Supernus Pharmaceuticals, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)

	Six Months Ended June 30,
	2023	2022
	(unaudited)
Cash flows from operating activities
Net earnings	$16,117	$33,481
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	41,326	42,919
Other income from Navitor (see Note 4)	—	(12,888)
Amortization of deferred financing costs and debt discount	532	1,053
Realized gains from sales of marketable securities	—	(13)
Amortization of premium/discount on marketable securities	(917)	1,068
Change in fair value of contingent consideration	(857)	1,408
Other noncash adjustments, net	8,427	(1,187)
Share-based compensation expense	12,394	8,322
Deferred income tax benefit	(5,989)	(16,057)
Changes in operating assets and liabilities:
Accounts receivable	26,364	(9,093)
Inventories	(5,830)	1,842
Prepaid expenses and other assets	(28,544)	1,866
Accrued product returns and rebates	(2,839)	13,037
Accounts payable and other liabilities	(29,932)	11,763
Contingent consideration	—	(2,100)
Net cash provided by operating activities	30,252	75,421

Cash flows from investing activities
Purchases of marketable securities	—	(206,503)
Sales and maturities of marketable securities	300,513	121,112
Purchases of property and equipment	(437)	(275)
Net cash provided by (used in) investing activities	300,076	(85,666)

Cash flows from financing activities
Proceeds from Line of Credit	93,000	—
Payments on Line of Credit	(93,000)	—
Payment on convertible notes	(402,500)	—
Payment of contingent consideration	—	(22,900)
Proceeds from issuance of common stock	3,758	3,139
Net cash used in financing activities	(398,742)	(19,761)

Net change in cash, cash equivalents, and restricted cash	(68,414)	(30,006)
Cash and cash equivalents at beginning of year	93,120	203,434
Cash and cash equivalents at end of period	$24,706	$173,428

Supplemental cash flow information
Cash paid for interest on debt	$1,946	$1,258
Cash paid for income taxes	20,434	8,543
Cash paid for operating leases	8,709	6,238

Noncash investing and financing activities
Lease assets obtained for new operating leases	$3,938	$212
Property and equipment additions from utilization of tenant improvement allowance	—	580
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
The Company has eight commercial products that it markets: Qelbree®, GOCOVRI®, Trokendi XR®, Oxtellar XR®, APOKYN®, XADAGO®, Osmolex ER®, and MYOBLOC®. In addition, SPN-830 (apomorphine infusion device) is a late-stage drug/device combination product candidate for the continuous treatment of motor fluctuations ("off" episodes) in PD patients that are not adequately controlled with oral levodopa and one or more adjunct PD medications.
2.    Summary of Significant Accounting Policies
Basis of Presentation
The Company’s unaudited condensed consolidated financial statements have been prepared in accordance with the requirements of the U.S. Securities and Exchange Commission (SEC) for interim financial information. As permitted under Generally Accepted Accounting Principles in the United States (U.S. GAAP), certain notes and other information have been omitted from the interim unaudited condensed consolidated financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these unaudited condensed consolidated financial statements should be read in conjunction with the Company’s most recent Annual Report on Form 10-K, for the year ended December 31, 2022, filed with the SEC.
In management’s opinion, the unaudited condensed consolidated financial statements include all normal and recurring adjustments necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows. The results of operations for any interim period are not necessarily indicative of the Company’s future quarterly or annual results.
The Company, which is primarily located in the U.S., operates in one operating segment.
Consolidation
The Company's unaudited condensed consolidated financial statements include the accounts of Supernus Pharmaceuticals, Inc. and its wholly owned subsidiaries. These are collectively referred to herein as "Supernus" or "the Company." Supernus Pharmaceuticals, Inc. and each of its subsidiaries are distinct legal entities. All significant intercompany transactions and balances have been eliminated in consolidation.
The unaudited condensed consolidated financial statements reflect the consolidation of entities in which the Company has a controlling financial interest. In determining whether there is a controlling financial interest, the Company considers if it has a majority of the voting interests of the entity, or if the entity is a variable interest entity (VIE) and if the Company is the primary beneficiary. In determining the primary beneficiary of a VIE, the Company evaluates whether it has both: the power to direct the activities of the VIE that most significantly impact the VIE's economic performance; and the obligation to absorb losses of, or the right to receive benefits from the VIE that could potentially be significant to that VIE. The Company's judgment with respect to its level of influence or control of an entity involves the consideration of various factors, including the form of an ownership interest; representation in the entity's governance; the size of the investment; estimates of future cash flows; the ability to participate in policymaking decisions; and the rights of the other investors to participate in the decision making process, including the right to liquidate the entity, if applicable. If the Company is not the primary beneficiary of the VIE, and an ownership interest is maintained in the entity, the interest is accounted for under the equity or cost methods of accounting, as appropriate.
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
The Company incurred approximately $25.9 million and $51.8 million in advertising expense for the three and six months ended June 30, 2023, respectively, and approximately $36.9 million and $60.8 million for the three and six months ended June 30, 2022. These expenses are recorded as a component of Selling, general and administrative expenses in the unaudited condensed consolidated statements of earnings (loss).
Restricted Cash
On March 30, 2023, the Company transferred funds totaling $403.8 million to the Trustee (Wilmington Trust) related to the repayment of the 2023 Notes which was reported as restricted cash in the first quarter of 2023. On April 1, 2023, the Company paid the total principal amount due of $402.5 million under the 2023 Notes and the remaining outstanding interest due of $1.3 million with the restricted cash. Refer to Note 8, Debt.
Line of Credit
Line of credit includes borrowings under the uncommitted demand secured line of credit. On February 8, 2023, the Company entered into a credit line agreement (the “Credit Line”) with UBS Bank USA (“UBS”). The Credit Line provides for a revolving line of credit of up to $150 million, which can be drawn at any time. Refer to Note 8, Debt.
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

3. Disaggregated Revenues

The following table summarizes the disaggregation of revenues by product or source, (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(unaudited)		(unaudited)
Net product sales
Qelbree	$30,977	$11,099	$56,759	$19,382
GOCOVRI	28,751	24,700	54,761	47,301
Oxtellar XR	23,800	29,958	52,715	57,479
Trokendi XR	19,319	71,602	54,109	134,434
APOKYN	17,605	20,447	34,814	38,895
Other(1)	7,884	7,653	15,753	15,432
Total net product sales	$128,336	$165,459	$268,911	$312,923
Royalty revenues	7,227	4,592	20,416	9,634
Total revenues	$135,563	$170,051	$289,327	$322,557
___________________________________________
(1) Includes net product sales of MYOBLOC, XADAGO and Osmolex ER.
The decrease in Trokendi XR net product sales for the three and six months ended June 30, 2023, compared to the same period in 2022 was primarily attributable to the loss of exclusivity with generic entrants in January 2023.
The following table shows the percentage of net product sales to total net product sales:

	Percentage of Net Product Sales
	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Qelbree	24%	7%	21%	6%
GOCOVRI	22%	15%	20%	15%
Oxtellar XR	19%	18%	20%	18%
Trokendi XR	15%	43%	20%	43%
APOKYN	14%	12%	13%	12%
Other(1)	6%	5%	6%	6%
Total	100%	100%	100%	100%
___________________________________________
(1) Includes net product sales of MYOBLOC, XADAGO and Osmolex ER.
Each of our three major customers, AmerisourceBergen Drug Corporation, Cardinal Health, Inc. and McKesson Corporation, individually accounted for more than 20% of our total net product sales and collectively accounted for more than 75% of our total net product sales for the three and six months ended June 30, 2023 and 2022.
The Company recognized noncash royalty revenue of $1.7 million and $4.0 million for the three and six months ended June 30, 2023, respectively. The Company recognized noncash royalty revenue of $2.5 million and $4.7 million for the three and six months ended June 30, 2022, respectively. Refer to Note 15, Commitments and Contingencies.

4. Investments
Marketable Securities
Unrestricted available-for-sale marketable securities held by the Company are as follows, (dollars in thousands):

	June 30, 2023	December 31, 2022
	(unaudited)
Corporate and U.S. government agency and municipal debt securities
Amortized cost	$166,737	$466,333
Gross unrealized gains	—	14
Gross unrealized losses	(2,309)	(4,237)
Total fair value	$164,428	$462,110
The contractual maturities of the unrestricted available-for-sale marketable securities held by the Company are as follows, (dollars in thousands):

June 30, 2023
(unaudited)
Less than 1 year	$126,950
1 year to 2 years	37,478
Total	$164,428
As of June 30, 2023, there was no impairment due to credit loss on any available-for-sale marketable securities.
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
Prior to the Navitor Restructuring, the investment was accounted for under the practical expedient allowed for equity securities without readily determinable fair value, which is cost minus impairment plus any changes in observable price changes from an orderly transaction of similar investments in Navitor Inc. Following the legal restructuring and exchange of the preferred shares for member equity units of Navitor LLC, the investment was accounted for under the equity method of accounting due to the Company's ability to exert significant influence over but not control the financial and operating decisions of Navitor LLC. As a result of the change from a cost method investment to an equity method investment, the Company was required to measure its investment initially in accordance with the guidance in ASC 805. The majority of the assets and liabilities recorded in Navitor LLC's financial statements represent working capital items and cash that are being used for research and development purposes and are significantly lower than the Company's investment in Navitor LLC, which created a significant basis difference for the Company's investment in the underlying net assets. The Company determined that substantially all of the fair value of the investment was attributable to a single in-process research and development (IPR&D) asset. As a result, Navitor LLC was not considered a business as defined in ASC 805. In the first quarter of 2021, the $15 million investment, which was previously recorded in Other assets in the unaudited condensed consolidated balance sheets, was expensed and recorded in Research and development expense.
The Company records its share of the results of Navitor LLC, a private company, on a quarter lag as the financial information of Navitor LLC is not available on a sufficiently timely basis for the Company to apply the equity method of accounting. In December 2021, Navitor LLC sold one of its subsidiaries and distributed cash to its members in accordance with each member's share of the proceeds from the sale. The Company received $12.9 million in December 2021 from Navitor LLC in connection with this sale. As the Company's policy is to record its share of the results in its equity method investment on a quarter lag as previously indicated, the Company recorded the cash amount received in Other current liabilities in the consolidated balance sheets as of December 31, 2021. In the first quarter of 2022, the Company determined its estimated share of Navitor LLC's year-end 2021 earnings and recorded a gain of $12.9 million in Interest and other income, net in the unaudited condensed consolidated statement of earnings.
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
The fair value of the restricted marketable securities is recorded in Other assets on the unaudited condensed consolidated balance sheets. There have been no transfers of assets or liabilities into or out of Level 3 of the fair value hierarchy.

Financial Assets and Liabilities Recorded at Fair Value
The Company’s financial assets that are required to be measured at fair value on a recurring basis are as follows (dollars in thousands):

		Fair Value Measurements as of June 30, 2023 (unaudited)
	Total Fair Value as of June 30, 2023 (unaudited)	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents
Cash	$23,598	$23,598	$—	$—
Money market securities and funds	1,108	1,108	—	—
Marketable securities
Corporate and municipal debt securities	126,950	—	126,950	—
Long-term marketable securities
Corporate and municipal debt securities	37,478	—	37,478	—
Other assets
Marketable securities - restricted (SERP)	539	13	526	—
Total assets at fair value	$189,673	$24,719	$164,954	$—
Liabilities:
Contingent consideration	$54,110	$—	$—	$54,110
Total liabilities at fair value	$54,110	$—	$—	$54,110

		Fair Value Measurements as of December 31, 2022
	Total Fair Value as of December 31, 2022	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents
Cash	$52,181	$52,181	$—	$—
Money market securities and funds	40,939	40,939	—	—
Marketable securities
Corporate and municipal debt securities	368,214	—	368,214	—
Long-term marketable securities
Corporate and municipal debt securities	93,896	—	93,896	—
Other assets
Marketable securities - restricted (SERP)	496	11	485	—
Total assets at fair value	$555,726	$93,131	$462,595	$—
Liabilities:
Contingent consideration	$54,967	$—	$—	$54,967
Total liabilities at fair value	$54,967	$—	$—	$54,967
Other Financial Instruments
The carrying amounts of other financial instruments, including accounts receivable, accounts payable, and accrued expenses approximate fair value due to their short-term maturities.

Financial Liabilities Recorded at Carrying Value
On April 1, 2023, the Company paid the total principal amount due of $402.5 million under the 2023 Notes and the outstanding interest due of $1.3 million.
As of December 31, 2022, the carrying value and fair value of the 2023 Notes which were not carried at fair value was as follows (dollars in thousands):

	December 31, 2022
	Carrying Value	Fair Value (Level 2)

Convertible notes, net	$401,968	$395,959
The fair value has been estimated based on actual trading information, and quoted prices, both provided by bond traders.
6. Contingent Consideration
The Company's contingent consideration liabilities are related to the USWM Acquisition in 2020 and the Adamas Acquisition in 2021 (each acquisition as defined below). The contingent consideration liabilities are measured at fair value using either a Monte Carlo simulation or the income approach. The Company classifies its contingent consideration liabilities as Level 3 fair value measurements based on the significant unobservable inputs used to estimate fair value. These reflect the inputs and assumptions the Company believes would be made by market participants. Changes in any of those inputs together or in isolation may result in significantly lower or higher fair value measurement. The change in fair value is reported on the condensed consolidated statement of earnings (loss) in Contingent consideration (gain) expense.
USWM Contingent Consideration
On June 9, 2020 (the USWM Closing Date), the Company completed its acquisition of all the outstanding equity of USWM Enterprises, LLC (USWM Enterprises) (USWM Acquisition). The USWM Acquisition included potential additional contingent consideration payments for regulatory and development milestones and sales-based milestones. As of June 30, 2023, the potential contingent consideration payments are up to $85 million, which is comprised of the potential $55 million in regulatory and development milestones and $30 million in sales-based milestones.
•Regulatory and development milestones:
The potential $55 million in regulatory and development milestones is comprised of (1) $25 million related to the FDA's approval of the SPN-830 NDA and (2) $30 million related to the subsequent commercial product launch.
•Sales-based milestones:
The potential $30 million sales-based milestone relates to the achievement of certain net product sales of the acquired USWM products in 2023. As of June 30, 2023, the Company assessed that this remaining $30 million sales-based milestone will not be achieved based on net sales projections.
The key assumptions considered in estimating the fair value include the estimated probability and timing of milestone achievement, such as the probability and timing of obtaining regulatory approval, discount rate, and the estimated amount and timing of projected revenues from the acquired USWM products.
The Company recorded a $0.7 million expense and a $1.1 million gain due to the change in the fair value of the contingent consideration liabilities for the USWM milestones for the three and six months ended June 30, 2023. The change in the fair value of contingent consideration for USWM milestones was primarily driven by the change in estimated fair value of regulatory and developmental milestones due to passage of time in both periods, as well as the change in timing of milestone achievement and estimated discount rate in the first quarter of 2023.
The Company recorded a $0.3 million expense and a $2.1 million expense due to the change in the fair value of the contingent consideration liabilities for the USWM milestones for the three and six months ended June 30, 2022. The change in the fair value was primarily driven by the increase in estimated fair value of regulatory and developmental milestones due to passage of time and the accretion to the payout amount related to the milestone achieved in the first quarter of 2022.

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
The Company recorded a $0.1 million expense and a $0.2 million expense due to the change in fair value of the contingent consideration liabilities for the CVRs for the three and six months ended June 30, 2023. The change in fair value of contingent consideration for the sales-based Adamas milestones was primarily due to passage of time and estimated discount rate.
The Company recorded a $0.4 million expense and a $0.7 million gain due to the change in fair value of the contingent consideration liabilities for the CVRs for the three and six months ended June 30, 2022. The change in fair value was primarily due to changes in market data and the passage of time.
The following tables provide a reconciliation of the beginning and ending balances related to the contingent consideration for the USWM Acquisition and Adamas Acquisition (dollars in thousands):

	USWM Acquisition	Adamas Acquisition	Total
Balance at December 31, 2022	$46,270	$8,697	$54,967
Change in fair value recognized in earnings	(1,050)	193	(857)
Balance at June 30, 2023 (unaudited)	$45,220	$8,890	$54,110

	USWM Acquisition	Adamas Acquisition	Total
Balance at December 31, 2021	$70,170	$10,307	$80,477
Milestone payments	(25,000)	—	(25,000)
Change in fair value recognized in earnings	2,070	(662)	1,408
Balance at June 30, 2022 (unaudited)	$47,240	$9,645	$56,885
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

The following table provides the current and long-term portions related to the contingent consideration for the USWM Acquisition and Adamas Acquisition (dollars in thousands):

	June 30, 2023	December 31, 2022
Reported under the following captions in the condensed consolidated balance sheets:	(unaudited)
Contingent consideration, current portion	$20,720	$21,120
Contingent consideration, long-term	33,390	33,847
Total	$54,110	$54,967
7.    Intangibles Assets, Net
The following table sets forth the gross carrying amounts and related accumulated amortization of intangibles assets (dollars in thousands):

		June 30, 2023			December 31, 2022
		(unaudited)
	Remaining Weighted Average Life (Years)	Carrying Amount, Gross	Accumulated Amortization	Carrying Amount, Net	Carrying Amount, Gross	Accumulated Amortization	Carrying Amount, Net
Acquired in-process research and development		$124,000	$—	$124,000	$124,000	$—	$124,000
Intangible assets subject to amortization:
Acquired developed technology and product rights	7.32	681,500	(151,814)	529,686	681,500	(113,061)	568,439
Capitalized patent defense costs	1.17	43,820	(35,117)	8,703	43,820	(33,796)	10,024
Total intangible assets	7.22	$849,320	$(186,931)	$662,389	$849,320	$(146,857)	$702,463
Amortization expense for intangible assets was approximately $20.1 million and $40.1 million, for the three and six months ended June 30, 2023 and approximately $20.7 million and $41.3 million for the three and six months ended June 30, 2022, respectively.
U.S. patents covering Trokendi XR and Oxtellar XR will expire no earlier than 2027. In regard to Trokendi XR, the Company entered into settlement agreements that allowed third parties to enter the market on January 1, 2023. In regard to Oxtellar XR, the Company entered into settlement and license agreements that allows a third party to enter the market on or after September 1, 2024.
8.    Debt
Convertible Senior Notes Due 2023
The 0.625% Convertible Senior Notes Due 2023 (2023 Notes), which were issued in March 2018, bore interest at an annual rate of 0.625%, payable semi-annually in arrears on April 1 and October 1 of each year. The 2023 Notes matured on April 1, 2023. On March 30, 2023, the Company transferred funds totaling $403.8 million to the Trustee (Wilmington Trust) related to the repayment of the 2023 Notes which was reported as restricted cash in the first quarter of 2023. On April 1, 2023, the Company paid the total principal amount due of $402.5 million under the 2023 Notes and the remaining outstanding interest due of $1.3 million with the restricted cash.
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
As of December 31, 2022, the liability component of the 2023 Notes consisted of the following, (dollars in thousands):

December 31, 2022

2023 Notes	$402,500
Unamortized debt discount and deferred financing costs	(532)
Total carrying value	$401,968
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
The Company has the right to repay any variable rate advance under the Credit Line at any time, in whole or in part, without penalty. The Company may repay any fixed rate advance in whole, but may not repay any fixed rate advance in part. In its discretion and without cause, UBS has the right at any time to demand full or partial payment of amounts borrowed pursuant to the Credit Line and terminate the Credit Line.
On March 30, 2023, the Company borrowed $93.0 million under the Credit Line, which bore a variable interest rate. The funds from this borrowing were used to repay outstanding indebtedness under the 2023 Notes as discussed above under the Convertible Senior Notes Due 2023. During the six months ended June 30, 2023, the Company repaid the total principal balance of $93.0 million under the Credit Line and the interest incurred on the Credit Line of $0.7 million. As of June 30. 2023, there was no outstanding debt under the Credit Line.
9.    Share-Based Payments
Share-based compensation expense is as follows (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(unaudited)		(unaudited)
Research and development	$1,246	$808	$2,204	$1,459
Selling, general and administrative	4,842	3,489	10,190	6,863
Total	$6,088	$4,297	$12,394	$8,322

Stock Option and Stock Appreciation Rights
The following table summarizes stock option and stock appreciation rights (SAR) activities:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)
Outstanding, December 31, 2022	5,797,569	$26.99	6.11
Granted	1,112,140	$38.52
Exercised	(210,528)	$17.33
Forfeited	(50,262)	$32.46
Outstanding, June 30, 2023 (unaudited)	6,648,919	$29.17	6.38

As of June 30, 2023 (unaudited):
Vested and expected to vest	6,648,919	$29.17	6.38
Exercisable	4,079,988	$26.42	4.87

As of December 31, 2022:
Vested and expected to vest	5,797,569	$26.99	6.11
Exercisable	3,541,395	$25.08	4.68
Restricted Stock Units
The following table summarizes restricted stock unit (RSU) activities:

	Number of RSUs	Weighted Average Grant Date Fair Value per Share
Nonvested, December 31, 2022	131,960	$32.17
Granted	227,980	$38.60
Vested	(46,674)	$32.18
Forfeited	(6,875)	$33.53
Nonvested, June 30, 2023 (unaudited)	306,391	$36.92
Performance Share Units
The following table summarizes performance share unit (PSU) activities:

	Performance-Based Units		Market-Based Units		Total PSUs
	Number of PSUs	Weighted Average Grant Date Fair Value per Share	Number of PSUs	Weighted Average Grant Date Fair Value per Share	Number of PSUs	Weighted Average Grant Date Fair Value per Share
Nonvested, December 31, 2022	181,750	$29.07	20,000	$28.63	201,750	$29.03
Granted	205,000	$34.00	—	$—	205,000	$34.00
Vested	(65,020)	$29.33	—	$—	(65,020)	$29.33
Forfeited	(3,000)	$28.93	—	$—	(3,000)	$28.93
Nonvested, June 30, 2023 (unaudited)	318,730	$32.19	20,000	$28.63	338,730	$31.98

10.    Earnings (Loss) per Share
Basic earnings (loss) per share is calculated using the weighted average number of common shares outstanding. Diluted earnings (loss) per share is calculated using the weighted average number of common shares outstanding, including the dilutive effect of the Company’s stock option grants, SARs, RSUs, employee stock purchase plan (ESPP) awards, and the 2023 Notes, as determined per the if-converted method.
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
Diluted earnings (loss) per share related to the 2023 Notes is calculated using the if-converted method. The number of dilutive shares is based on the initial conversion rate associated with the 2023 Notes. The Convertible Note Hedge and Warrant Transactions are excluded in the calculation of diluted earnings (loss) per share because inclusion would be anti-dilutive. Specifically, the denominator of the diluted earnings (loss) per share calculation excludes the additional shares related to the warrants because the average price of the Company's common stock was less than the strike price of the warrants of $80.91 per share. Prior to actual conversion, the Convertible Note Hedge Transactions are not considered in calculating diluted earnings per share, as their impact would be anti-dilutive.
In addition to the above described effect of the 2023 Notes and the related Convertible Note Hedge and Warrant Transactions, the Company also excluded the common stock equivalents of the following outstanding stock-based awards and shares associated with the conversion of the 2023 Notes in the calculation of diluted earnings (loss) per share, because their inclusion would be anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(unaudited)		(unaudited)
2023 Notes	74,549	—	—	—
Stock options, RSUs, PSUs	537,762	283,299	482,447	556,565
The following table sets forth the computation of basic and diluted net earnings (loss) per share for the three and six months ended June 30, 2023 and 2022 under the if-converted method (dollars in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(unaudited)		(unaudited)
Numerator:
Net earnings (loss)	$(831)	$7,865	$16,117	$33,481
After-tax interest expense for 2023 Notes	—	888	892	1,775
Numerator for dilutive earnings per share	$(831)	$8,753	$17,009	$35,256
Denominator:
Weighted average shares outstanding, basic	54,502,993	53,426,163	54,442,463	53,378,319
Effect of dilutive securities:
Stock options, RSUs and SARs	—	1,187,060	1,181,983	1,239,439
Convertible notes	—	6,783,936	3,410,708	6,783,936
Weighted average shares outstanding, diluted	54,502,993	61,397,159	59,035,154	61,401,694

Earnings (loss) per share, basic	$(0.02)	$0.15	$0.30	$0.63
Earnings (loss) per share, diluted	$(0.02)	$0.14	$0.29	$0.57

11.    Income Tax Expense (Benefit)
The following table provides information regarding the Company’s income tax expense (benefit) for the three and six months ended June 30, 2023 and 2022 (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(unaudited)		(unaudited)
Income tax expense (benefit)	$(16,296)	$3,459	$(24,227)	$(7,434)
Effective tax rate	95.1%	30.5%	298.7%	(28.5)%
Income tax benefit was $16.3 million and $24.2 million for the three and six months ended June 30, 2023, as compared to $3.5 million expense and $7.4 million benefit for the three and six months ended June 30, 2022. The change was mainly due to an increased pre-tax loss in both periods in 2023. ASC 740, Income Taxes (ASC 740), requires an estimate of the annual effective income tax rate for the full year and apply it to pre-tax income (loss) for each interim period, taking into account year-to-date amounts and projected results for the full year. The effective tax rate decrease was mainly due to lower pre-tax earnings forecasted for 2023. The annual forecasted earnings represent the Company's best estimate as of June 30, 2023 and is subject to changes, which could have a material impact on the effective tax rate in subsequent periods.
12.    Leases
Operating lease assets and lease liabilities as reported on the unaudited condensed consolidated balance sheets are as follows (dollars in thousands):

	Balance Sheet Classification	June 30, 2023	December 31, 2022
		(unaudited)
Assets
Operating lease assets	Other assets	$29,145	$28,904
Total lease assets		$29,145	$28,904

Liabilities
Operating lease liabilities, current portion	Accounts payable and accrued liabilities	$8,019	$6,791
Operating lease liabilities, long-term	Operating lease liabilities, long-term	34,177	35,998
Total lease liabilities		$42,196	$42,789

13.    Composition of Other Balance Sheet Items
The following details the composition of other balance sheet items (dollars in thousands for amounts in tables):
Accounts Receivables, Net
As of June 30, 2023 and December 31, 2022, the Company has reduced accounts receivable by approximately $10.2 million and $13.0 million, respectively. Prompt pay discount and contractual service fees, which were originally recorded as a reduction to revenues, represents estimated amounts not expected to be paid by our customers. The Company's customers are primarily pharmaceutical wholesalers and distributors and specialty pharmacies.

Inventories

	June 30, 2023	December 31, 2022
	(unaudited)
Raw materials	$28,161	$24,820
Work in process	23,592	31,710
Finished goods	38,807	35,011
Total	$90,560	$91,541
Property and Equipment

	June 30, 2023	December 31, 2022
	(unaudited)
Lab equipment and furniture	$12,565	$12,127
Leasehold improvements	14,023	14,023
Software	883	883
Computer equipment	983	983
Construction-in-progress	33	206
	28,487	28,222
Less accumulated depreciation and amortization	(14,301)	(13,049)
Property and equipment, net	$14,186	$15,173
Depreciation and amortization expense on property and equipment was approximately $0.6 million and $1.3 million for the three and six months ended June 30, 2023, and approximately $0.7 million and $1.4 million for the three and six months ended June 30, 2022, respectively.
Accounts Payable and Accrued Liabilities

	June 30, 2023	December 31, 2022
	(unaudited)
Accounts payable	$4,400	$10,543
Accrued sales & marketing	16,035	16,783
Accrued compensation, benefits, & related accruals	15,682	16,963
Accrued manufacturing expenses	12,580	15,216
Accrued R&D expenses	9,362	7,490
Operating lease liabilities, current portion (2)	8,019	6,791
Accrued royalties (1)	7,342	12,022
Other accrued expenses	9,624	10,534
Total	$83,044	$96,342
_______________________________
(1) Refer to Note 15, Commitments and Contingencies.
(2) Refer to Note 12, Leases.
Accrued Product Returns and Rebates

	June 30, 2023	December 31, 2022
	(unaudited)
Accrued product rebates	$97,538	$106,657
Accrued product returns	51,288	45,008
Total	$148,826	$151,665

14.    Interest Expense
The following details the composition of interest expense (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(unaudited)		(unaudited)
Interest expense	$(665)	$(1,175)	$(1,853)	$(2,330)
Interest expense on nonrecourse liability related to sale of future royalties	(245)	(635)	(562)	(1,422)
Total	$(910)	$(1,810)	$(2,415)	$(3,752)
Interest expense includes noncash interest expense related to amortization of deferred financing costs on the 2023 Notes. The Company has fully amortized the deferred financing costs on the 2023 Notes in the first quarter of 2023. Noncash interest for the six months ended June 30, 2023 was $0.5 million. Noncash interest expense was $0.5 million and $1.1 million for the three and six months ended June 30, 2022, respectively.
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
Through the USWM Acquisition, the Company acquired licensing agreements with other pharmaceutical companies for APOKYN, XADAGO, and MYOBLOC. The Company is obligated to pay royalties to third parties, computed as a percentage of net product sales, for each of the products under the respective license agreements. The royalty expense incurred for these acquired products is recognized as Cost of goods sold in the unaudited condensed consolidated statements of earnings (loss).
Royalty Agreement
In the third quarter of 2014, the Company received $30 million pursuant to a Royalty Interest Acquisition Agreement related to the purchase by HC Royalty of certain of the Company's rights under the Company's agreement with United Therapeutics related to the commercialization of Orenitram (treprostinil) Extended-Release Tablets. Full ownership of the royalty rights have reverted back to the Company as the cumulative payment threshold has been reached as of June 30, 2023 (see Note 3, Disaggregated Revenues).
As of December 31, 2022, the nonrecourse liability related to the sale of future royalties was $6.0 million and was included in Other current liabilities as reported on the consolidated balance sheet.
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
Apotex Settlement and License Agreements
The Company entered into a settlement and license agreements dated June 21, 2023 with Apotex Inc. to settle ongoing patent litigation regarding Apotex ANDA filings seeking approval to market a generic version of the Company's 150mg, 300mg, and 600mg strength Oxtellar XR (extended-release oxcarbazepine) tablets on or after September 1, 2024.

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

Research and Development
We are committed to the development of innovative product candidates in neurology and psychiatry, including the following:

Product Candidate	Indication	Development	NDA
SPN-830	Continuous treatment of motor fluctuations ("off" episodes) in PD patients	Plan to resubmit the NDA in the fourth quarter of 2023	Complete Response Letter (CRL) received from FDA in October 2022
SPN-820/821	Treatment-resistant depression	Phase II
SPN-817	Treatment-resistant seizures	Phase II
SPN-443	ADHD	Preclinical
SPN-446/448	CNS	Discovery
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
In December 2021, we resubmitted the NDA to the FDA. In February 2022, we received a notice from the FDA that the resubmission of the NDA for SPN-830 was considered as a Standard Review and was assigned a PDUFA target action date in early October 2022. In October 2022, the FDA issued a Complete Response Letter (CRL) regarding the NDA for SPN-830. The CRL requires additional information and analysis related to the infusion device and drug product across several areas of the NDA including, but not limited to, labeling, product quality and manufacturing, device performance and risk analysis. In addition, the FDA mentions that approval of the NDA requires inspections that could not be completed in a timely manner due to COVID-19 travel restrictions. The CRL does not request additional efficacy and safety clinical studies. The FDA has made an initial determination that the amendment to the Company’s application in response to the CRL will be subject to a Class 2, or six-month, review timeline. In April 2023, the Company met with the FDA to discuss the CRL. Refer to discussion under the Operational Highlights section below for a further regulatory update.
SPN-820/821 (mTORC1 activator)
SPN-820/821 is a first-in-class, orally active small molecule that activates the brain mechanistic target of rapamycin complex 1 (mTORC1), a gatekeeper of cellular metabolism and renewal. SPN-820/821 binds to and modulates sestrin, which senses amino acid availability in the brain, a potent natural activator of mTORC1.
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
Operational Highlights
Qelbree Update
•Total IQVIA prescriptions were 146,344 in the second quarter of 2023, an increase of 133% compared to the same period last year and 9% compared to the first quarter of 2023.
•Increase in prescription size and improvement in gross to net resulting in 10% increase in average net price per prescription to $212 in the second quarter of 2023 compared to the first quarter.

•Qelbree continues to expand its base of prescribers, with approximately 21,291 prescribers in the second quarter of 2023, up from 19,197 prescribers in the first quarter of 2023.
•The salesforce expansion has been completed and the field sales team is fully trained, allowing the Company broader reach and increased capacity as it prepares for the “back-to-school” season for Qelbree.
Product Pipeline Update
SPN-830 (apomorphine infusion device) - Continuous treatment of motor fluctuations (“off” episodes) in Parkinson's Disease (PD)
•In April 2023, the Company had a constructive meeting with the FDA to discuss the Complete Response Letter received in October 2022. Based on this meeting, the Company expects to resubmit the New Drug Application for SPN-830 in the fourth quarter of 2023.
SPN-820/821 - Novel first-in-class activator of mTORC1
•The Phase II multi-center randomized double-blind placebo-controlled parallel design study of SPN-820 in adults with treatment-resistant depression is ongoing. The study will examine the efficacy and safety of SPN-820 over a course of five weeks of treatment in approximately 270 patients. The primary outcome measure is the change from baseline to end of treatment period on the Montgomery-Asberg Depression Rating Scale (MADRS) Total Score, a standard depression rating scale.
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

Results of Operations
Comparison of the Three and Six Months ended June 30, 2023 and 2022
Revenues
Revenues consist primarily of net product sales of our commercial products in the U.S., supplemented by royalty revenues from our collaborative licensing arrangements. The following table provides information regarding our revenues during the three and six months ended months ended June 30, 2023 and 2022 (dollars in thousands):

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2023	2022	Amount	Percent	2023	2022	Amount	Percent
Net product sales
Qelbree	$30,977	$11,099	$19,878	**	$56,759	$19,382	$37,377	**
GOCOVRI	28,751	24,700	4,051	16%	54,761	47,301	7,460	16%
Oxtellar XR	23,800	29,958	(6,158)	(21)%	52,715	57,479	(4,764)	(8)%
Trokendi XR	19,319	71,602	(52,283)	(73)%	54,109	134,434	(80,325)	(60)%
APOKYN	17,605	20,447	(2,842)	(14)%	34,814	38,895	(4,081)	(10)%
Other(1)	7,884	7,653	231	3%	15,753	15,432	321	2%
Total net product sales	$128,336	$165,459	$(37,123)	(22)%	$268,911	$312,923	$(44,012)	(14)%
Royalty revenues	7,227	4,592	2,635	57%	20,416	9,634	10,782	**
Total revenues	$135,563	$170,051	$(34,488)	(20)%	$289,327	$322,557	$(33,230)	(10)%
___________________________________________
(1) Includes net product sales of MYOBLOC, XADAGO and Osmolex ER.
** Indicates calculation result is equal to or greater than 100%.
The $37.1 million and $44.0 million decrease in net product sales for the three and six months ended June 30, 2023, as compared to the same periods in 2022, was primarily due to the decline in net product sales of Trokendi XR which was partially offset by the increase in net product sales from Qelbree and GOCOVRI.
Trokendi XR net product sales decreased for the three and six months ended June 30, 2023, as compared to the same periods in 2022 due to the loss of exclusivity with generics entering the market in January 2023. The increase in Qelbree net product sales of $19.9 million was due to favorable unit prescription volume growth. The Company launched Qelbree for pediatric patients in May 2021 and for adult patients in May 2022 in the U.S.

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

The following table provides a summary of activity with respect to accrued product returns and rebates during the periods indicated (dollars in thousands):

	Accrued Product Returns and Rebates
	Product Returns	Product Rebates	Allowance for Sales Discounts	Total
Balance at December 31, 2022	$45,008	$106,657	$12,995	$164,660
Provision
Provision for current year sales	11,719	209,675	31,888	253,282
Adjustments relating to prior year sales	(51)	1,684	32	1,665
Total provision	$11,668	$211,359	$31,920	$254,947
Less: Actual payments/credits	(5,388)	(220,478)	(34,717)	(260,583)
Balance at June 30, 2023	$51,288	$97,538	$10,198	$159,024

	Accrued Product Returns and Rebates
	Product Returns	Product Rebates	Allowance for Sales Discounts	Total
Balance at December 31, 2021	$35,127	$97,597	$13,537	$146,261
Provision
Provision for current year sales	8,745	215,675	36,224	260,644
Adjustments relating to prior year sales	(1,613)	185	(2)	(1,430)
Total provision	$7,132	$215,860	$36,222	$259,214
Less: Actual payments/credits	(5,146)	(204,809)	(37,159)	(247,114)
Balance at June 30, 2022	$37,113	$108,648	$12,600	$158,361
Accrued Product Returns and Rebates
The accrued product returns balance increased from $37.1 million as of June 30, 2022 to $51.3 million as of June 30, 2023 principally due to the timing of related return activity and an increase in provision for product returns primarily related to Qelbree.
The accrued product rebates balance decreased from $108.6 million as of June 30, 2022 to $97.5 million as of June 30, 2023 due to lower gross sales primarily relating to the loss of exclusivity on Trokendi XR and timing of payments.
Provision for Product Returns and Rebates
The provision for product returns increased from $7.1 million for the six months ended June 30, 2022 to $11.7 million for the six months ended June 30, 2023. The increase was primarily attributable to an increase in volume of products sold with the launch of Qelbree for adults in 2022, partially offset by lower sales of Trokendi XR.
The provision for product rebates decreased from $215.9 million for the six months ended June 30, 2022 to $211.4 million for six months ended June 30, 2023. The decrease was primarily attributable to lower Trokendi XR sales partially offset by higher Qelbree sales.
Royalty Revenues
Royalty revenues were $7.2 million and $4.6 million for the three months ended June 30, 2023 and 2022, respectively. Royalty revenues were $20.4 million and $9.6 million for the six months ended June 30, 2023 and 2022, respectively. The increase was primarily due to royalties on generic Trokendi XR for the three and six months ended June 30, 2023. The Company entered into settlement agreements on Trokendi XR that allowed third party generics to enter the market beginning January 1, 2023 and required them to pay royalties to the Company.

Cost of Goods Sold
Cost of goods sold was $21.1 million and $20.5 million for the three months ended June 30, 2023 and 2022, respectively. Cost of goods sold was $44.6 million and $38.4 million for the six months ended June 30, 2023 and 2022, respectively. The $6.2 million increase was primarily due to higher Qelbree sales.
Research and Development Expenses
R&D expenses were $24.4 million and $16.4 million for the three months ended June 30, 2023 and 2022, respectively. R&D expenses were $45.6 million and $37.2 million for the six months ended June 30, 2023 and 2022, respectively. The increase for both periods was primarily due to increased clinical program costs on SPN-817 and SPN-820/SPN-821, increased manufacturing costs for our product candidates and higher employee compensation expenses in 2023.
Selling, General and Administrative Expenses
The following table provides information regarding our selling, general and administrative (SG&A) expenses during the periods indicated (dollars in thousands):

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2023	2022	Amount	Percent	2023	2022	Amount	Percent
Selling and marketing	$59,894	$73,581	$(13,687)	(19)%	$117,124	$134,094	$(16,970)	(13)%
General and administrative	26,888	26,895	(7)	0%	55,255	56,841	(1,586)	(3)%
Total	$86,782	$100,476	$(13,694)	(14)%	$172,379	$190,935	$(18,556)	(10)%
Selling, general and administrative expenses decreased by 14% to $86.8 million for the three months ended June 30, 2023 and by 10% to $172.4 million for the six months ended June 30, 2023. The decrease in selling and marketing expenses was primarily attributable to lower expenses related to field sales and external marketing spend. The decrease in general and administrative expenses was primarily due to lower professional and consulting costs to support finance and information and technology operations in 2022, which was partially offset by higher legal costs and share-based compensation expense in 2023.
Amortization of Intangible Assets
Amortization of intangible assets was $20.1 million and $20.6 million for the three months ended June 30, 2023 and 2022, respectively. Amortization of intangible assets was $40.1 million and $41.3 million for the six months ended June 30, 2023 and 2022, respectively.
Contingent Consideration (Gain) Expense
Contingent consideration was an expense of $0.8 million and $0.7 million for the three months ended June 30, 2023 and 2022, respectively. Contingent consideration was a gain of $0.9 million and an expense of $1.4 million for the six months ended June 30, 2023 and 2022, respectively. The contingent consideration gain was primarily driven by the change in estimated fair value of regulatory and development milestones associated with the USWM Acquisition.
Other Income (Expense)
Other income (expense) was income of $0.5 million and expense of $22.0 thousand for the three months ended June 30, 2023 and 2022, respectively.
Other income (expense) was income of $4.3 million and $12.7 million for the six months ended June 30, 2023 and 2022, respectively. The $8.4 million decrease in other income was primarily due to the $12.9 million gain associated with the Navitor investment for the three months ended March 31, 2022.

Income Tax Benefit
Income tax benefit of $16.3 million and $24.2 million for the three and six months ended June 30, 2023, as compared to $3.5 million expense and $7.4 million benefit for the three and six months ended June 30, 2022. The change was mainly due to an increased pre-tax loss in both periods in 2023. ASC 740, Income Taxes (ASC 740), requires an estimate of the annual effective income tax rate for the full year and apply it to pre-tax income (loss) for each interim period, taking into account year-to-date amounts and projected results for the full year. The effective tax rate decrease was mainly due to lower pre-tax earnings forecasted for 2023. The annual forecasted earnings represent the Company's best estimate as of June 30, 2023 and is subject to changes, which could have a material impact on the effective tax rate in subsequent periods.
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
The Company believes its balances of cash, cash equivalents, marketable securities and long-term marketable securities, which totaled $189.1 million as of June 30, 2023, along with cash generated from ongoing operations and continued access to debt markets, will be sufficient to satisfy its cash requirements over the next 12 months and beyond.
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
Cash and Cash Equivalents and Marketable Securities
Cash and cash equivalents, marketable securities, and long-term marketable securities are comprised of the following (dollars in thousands):

	June 30	December 31	Change
	2023	2022	Amount	Percent
Cash and cash equivalents	$24,706	$93,120	$(68,414)	(73)%
Marketable securities	126,950	368,214	(241,264)	(66)%
Long-term marketable securities	37,478	93,896	(56,418)	(60)%
Total	$189,134	$555,230	$(366,096)	(66)%
The decrease is primarily attributable to the repayment of the 2023 Notes on April 1, 2023, partially offset by cash generated from operations.

Cash Flows
Cash flows are comprised of the following (dollars in thousands):

	Six Months Ended June 30,		Change
	2023	2022	Amount
Net cash provided by (used in):
Operating activities	$30,252	$75,421	$(45,169)
Investing activities	300,076	(85,666)	385,742
Financing activities	(398,742)	(19,761)	(378,981)
Net change in cash, cash equivalents, and restricted cash	$(68,414)	$(30,006)	$(38,408)
Cash and cash equivalents at beginning of year	93,120	203,434	(110,314)
Cash, cash equivalents, and restricted cash at end of period	$24,706	$173,428	$(148,722)
Operating Activities
Net cash provided by operating activities was $30.3 million and $75.4 million for the six months ended June 30, 2023 and 2022, respectively. The decrease in cash flows provided by operating activities is primarily due to changes in working capital which reflects the timing impacts of changes in receivables, inventory, and payables.
Investing Activities
Net cash provided by investing activities was $300.1 million for the six months ended June 30, 2023 compared to $85.7 million used during the same period in 2022, primarily due to the proceeds from the sale and maturities of investments in marketable securities which were used to pay off the 2023 Notes.
Financing Activities
Net cash used by financing activities were $398.7 million and $19.8 million for the six months ended June 30, 2023 and 2022, respectively. The increase in cash flows used by financing activities is primarily due to the payment of the total principal amount due on the 2023 Notes. On March 30, 2023, the Company transferred funds totaling $403.8 million to the Trustee (Wilmington Trust) related to the repayment of the 2023 Notes which was reported as restricted cash in the first quarter of 2023. On April 1, 2023, the Company paid the total principal amount of $402.5 million under the 2023 Notes and the remaining outstanding interest due of $1.3 million with the restricted cash. This increase was slightly offset by the payment of $22.9 million for a contingent consideration milestone associated with the USWM Acquisition during the same period in 2022.
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
Item 3.    Quantitative and Qualitative Disclosures About Market Risk
The primary objective of our investment activities is to preserve our capital to fund operations and to facilitate business development activities. We also seek to maximize income from our investments without assuming significant interest rate risk, liquidity risk, or risk of default by investing in investment grade securities with maturities of four years or less. Our exposure to market risk is confined to investments in cash and cash equivalents, marketable securities, and long-term marketable securities. As of June 30, 2023, we had cash and cash equivalents, marketable securities, and long-term marketable securities of $189.1 million.
We have fully repaid the outstanding principal and interest on the 2023 Notes in April 2023.

We borrowed funds pursuant to our Credit Line in connection with the payment of the 2023 Notes. We fully repaid the outstanding debt under the Credit Line in June 2023. In the future, we may borrow funds under the Credit Line. Variable rate borrowing exposes us to interest rate risk as increases in interest rates would increase our borrowing costs.
Any borrowed funds pursuant to our Credit Line are subject to a collateral maintenance requirement. The Credit Line is secured primarily by our portfolio of marketable securities, which is primarily comprised of corporate and U.S. government agency and municipal debt securities and may fluctuate in value. The fluctuations may be driven by, among other things, changes in interest rates, economic conditions, and other financial conditions as well as idiosyncratic factors related to a security’s issuer. To the extent a fluctuation in value results in the value of the collateral decreasing below the required collateral maintenance requirements we may be required to promptly post additional collateral. Additionally, our Credit Line is an uncommitted facility that may be terminated by the lender at any time. During periods of rapidly changing interest rates, economic conditions or other financial conditions, the Credit Line may be terminated by the lender and/or the lender may declare that any borrowings thereunder are immediately due.
Our cash and cash equivalents consist primarily of cash held at banks and investments in highly liquid financial instruments with an original maturity of three months or less. Our marketable securities, which are reported at fair value, generally consist of money market funds; corporate and municipal debt securities; and other fixed income securities. We place all investments with governmental, industrial, or financial institutions whose debt is rated as investment grade. These securities have maturities of one to four years. Because of the relatively short period that we hold our investments and because we generally hold these securities to maturity, we do not believe that an increase in interest rates would have any significant impact on the realizable value of our investments.
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
We may contract with clinical research organizations (CROs) and investigational sites globally. Currently, we have ongoing clinical trials being conducted outside the U.S. We do not hedge our foreign currency exchange rate risk. Transactions denominated in currencies other than the U.S. dollar are recorded based on exchange rates at the time such transactions arise. As of June 30, 2023 and December 31, 2022, substantially all of our liabilities were denominated in the U.S. dollar.
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
Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures required by Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act has been appropriately recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosure. We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2023, the end of the period covered by this report. Based on that evaluation, under the supervision and with the participation of our management, including our CEO and CFO, we concluded that our disclosure controls and procedures are effective as of June 30, 2023.
Changes in Internal Control over Financial Reporting
Our management, including our CEO and CFO, evaluated changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2023.

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rule 13a-15 that occurred during the quarter ended June 30, 2023 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1.    Legal Proceedings
From time to time and in the ordinary course of business, Supernus Pharmaceuticals, Inc. ("Company") and any of its subsidiaries may be subject to various claims, charges and litigation. Parent and any of its subsidiaries may be required to file infringement claims against third parties for the infringement of our patents.
Oxtellar XR®
I. Supernus Pharmaceuticals, Inc. v. Apotex Inc., et al., C.A. No. 20-cv-7870 (MAS)(TJB) (D.N.J.)
The Company received a Paragraph IV Notice Letter from generic drug makers Apotex Inc. and Apotex Corp. (collectively, “Apotex”) dated May 13, 2020 directed to nine of its Oxtellar XR® Orange Book patents. Supernus’s U.S. Patent Nos. 7,722,898; 7,910,131; 8,617,600; 8,821,930; 9,119,791; 9,351,975; 9,370,525; 9,855,278; and 10,220,042 generally cover once-a-day oxcarbazepine formulations and methods of treating seizures using those formulations. The FDA Orange Book lists all nine of the Company’s Oxtellar XR® patents as expiring on April 13, 2027. On June 26, 2020, the Company filed a lawsuit against Apotex alleging infringement of the Company’s nine patents. The Complaint—filed in the U.S. District Court for the District of New Jersey—alleges, inter alia, that Apotex infringed the Company’s Oxtellar XR® patents by submitting to the FDA an Abbreviated New Drug Application (“ANDA”) seeking to market a generic version of Oxtellar XR® prior to the expiration of the Company’s patents. Filing its June 26, 2020 Complaint within 45 days of receiving Apotex’s Paragraph IV certification notice entitles Supernus to an automatic stay preventing the FDA from approving Apotex’s ANDA for 30 months from the date of the Company’s receipt of the Paragraph IV Notice Letter. On September 4, 2020, Apotex answered the Complaint and denied the substantive allegations of the Complaint, asserting affirmative defenses that include non-infringement and invalidity. Apotex also asserted Counterclaims seeking declaratory judgments of non-infringement for the nine Oxtellar XR® Orange Book patents. On October 30, 2020, the Company filed its Reply, denying the substantive allegations of Apotex’s Counterclaims. On January 27, 2022, the Court issued an Order staying all litigation proceedings and administratively terminated the action. The Court lifted the stay on July 1, 2022. Pursuant to the Court’s January 27, 2022 and July 1, 2022 Orders, the 30-month Stay was extended by 152 days from November 14, 2022 to April 15, 2023. On August 1, 2022, the Court issued an Order consolidating this lawsuit with another pending lawsuit against Apotex, C.A. No. 22-cv-322 (D.N.J.), discussed in Section II, below. The Court issued a revised Scheduling Order on December 20, 2022 that further extends the 30‑month stay. The Company entered into a settlement agreement with Apotex, and on June 27, 2023, a stipulation of dismissal without prejudice was entered by the U.S. District Court for the District of New Jersey. The agreement has been submitted to the applicable governmental agencies.
II. Supernus Pharmaceuticals, Inc. v. Apotex Inc., et al., C.A. No. 22-cv-322 (FLW)(TJB) (D.N.J.)
The Company received a Paragraph IV Notice Letter from generic drug makers Apotex Inc. and Apotex Corp. (collectively, “Apotex”) dated December 10, 2021 directed to one of its Oxtellar XR® Orange Book patents. Supernus’s U.S. Patent No. 11,166,960 generally covers once-a-day oxcarbazepine formulations and methods of treating seizures using those formulations. The FDA Orange Book lists U.S. Patent No. 11,166,960 as expiring on April 13, 2027. On January 24, 2022, the Company filed a lawsuit against Apotex alleging infringement of U.S. Patent No. 11,166,960. The Complaint—filed in the U.S. District Court for the District of New Jersey—alleges, inter alia, that Apotex infringed U.S. Patent No. 11,166,960 by submitting to the FDA an Abbreviated New Drug Application (“ANDA”) seeking to market a generic version of Oxtellar XR® prior to the expiration of U.S. Patent No. 11,166,960. On January 27, 2022, in related action, C.A. No. 20-cv-7870 (D.N.J.), the Court issued an Order staying all litigation proceedings and administratively terminated that related action. That Order further indicated that this action, i.e., C.A. No. 22-cv-322 (D.N.J.), will also be stayed. The Court lifted the stay of both actions on July 1, 2022. Pursuant to the Court’s January 27, 2022 and July 1, 2022 Orders, the 30-month Stay was extended by 152 days from November 14, 2022 to April 15, 2023. On August 1, 2022, the Court issued an Order consolidating this lawsuit with another pending lawsuit against Apotex, C.A. No. 20-cv-7870 (D.N.J.), discussed in Section I, above, and administratively terminated C.A. No. 22-cv-322 (D.N.J.). In related action C.A. No. 20-cv-7870 (D.N.J.), the Court issued a revised Scheduling Order on December 20, 2022 that further extends the 30-month stay. The Company entered into a settlement agreement with Apotex, and on June 27, 2023, a stipulation of dismissal without prejudice was entered by the U.S. District Court for the District of New Jersey. The agreement has been submitted to the applicable governmental agencies.

III. Supernus Pharmaceuticals, Inc. v. RiconPharma LLC, et al., C.A. No. 21-cv-12133 (MEF)(MAH) (D.N.J.)
The Company received a Paragraph IV Notice Letter from generic drug maker RiconPharma LLC dated April 20, 2021 directed to nine of its Oxtellar XR® Orange Book patents. Supernus’s U.S. Patent Nos. 7,722,898; 7,910,131; 8,617,600; 8,821,930; 9,119,791; 9,351,975; 9,370,525; 9,855,278; and 10,220,042 generally cover once-a-day oxcarbazepine formulations and methods of treating seizures using those formulations. The FDA Orange Book lists all nine of the Company’s Oxtellar XR® patents as expiring on April 13, 2027. On June 3, 2021, the Company filed a lawsuit against RiconPharma LLC and Ingenus Pharmaceuticals, LLC (collectively, “Ricon”) alleging infringement of the Company’s nine Oxtellar XR® patents. The Complaint—filed in the U.S. District Court for the District of New Jersey—alleges, inter alia, that Ricon infringed the Company’s Oxtellar XR® patents by submitting to the FDA an Abbreviated New Drug Application (“ANDA”) seeking to market a generic version of Oxtellar XR® prior to the expiration of the Company’s patents. Filing its June 3, 2021 Complaint within 45 days of receiving Ricon’s Paragraph IV certification notice entitles Supernus to an automatic stay preventing the FDA from approving Ricon’s ANDA for 30 months from the date of the Company’s receipt of the Paragraph IV Notice Letter. On August 30, 2021, Ricon answered the Complaint and denied the substantive allegations of the Complaint, asserting affirmative defenses that include non-infringement and invalidity. Ricon also asserted Counterclaims seeking declaratory judgments of non‑infringement for the nine Oxtellar XR® Orange Book patents. Supernus filed a motion to strike the jury demand in Ricon’s answer. On December 6, 2021, the Court signed an Order withdrawing the Jury demand from Ricon’s answer. On December 13, 2021, Ricon filed an amended Answer to Supernus’s Complaint. On December 15, 2021, the Company filed its reply, denying the substantive allegations of Ricon’s Counterclaims. On November 22, 2022, the Court issued an Order consolidating for all purposes this lawsuit with another pending lawsuit against Ricon, C.A. No. 22-cv-6340 (D.N.J.), discussed in Section IV, below. The Court issued a revised Scheduling Order on June 27, 2023 that provides a Joint Final Pretrial Order deadline of July 12, 2024. Pretrial discovery is ongoing as of the date of this submission.
IV. Supernus Pharmaceuticals, Inc. v. RiconPharma LLC, et al., C.A. No. 22-cv-6340 (KM)(MAH) (D.N.J.)
The Company received a Paragraph IV Notice Letter from generic drug maker RiconPharma, LLC (“Ricon”) dated October 7, 2022 directed to one of its Oxtellar XR® Orange Book patents. Supernus’s U.S. Patent No. 11,166,960 generally covers once-a-day oxcarbazepine formulations and methods of treating seizures using those formulations. The FDA Orange Book lists U.S. Patent No. 11,166,960 as expiring on April 13, 2027. On October 28, 2022, the Company filed a lawsuit against Ricon alleging infringement of U.S. Patent No. 11,166,960. The Complaint—filed in the U.S. District Court for the District of New Jersey—alleges, inter alia, that Ricon infringed U.S. Patent No. 11,166,960 by submitting to the FDA an Abbreviated New Drug Application (“ANDA”) seeking to market a generic version of Oxtellar XR® prior to the expiration of U.S. Patent No. 11,166,960. On November 22, 2022, the Court issued an Order consolidating for all purposes this lawsuit with another pending lawsuit against Ricon, C.A. No. 21-cv-12133 (D.N.J.), discussed in Section III, above. The Court further ordered that this action—C.A. No. 22-cv-6340 (D.N.J.)—be administratively terminated.
V. Supernus Pharmaceuticals, Inc. v. Ajanta Pharma Limited, C.A. No. 22-cv-1431 (GBW) (D. Del.)
The Company received a Paragraph IV Notice Letter from generic drug maker Ajanta Pharma Limited (“Ajanta”) dated September 19, 2022 directed to ten of its Oxtellar XR® Orange Book patents. Supernus’s U.S. Patent Nos. 7,722,898; 7,910,131; 8,617,600; 8,821,930; 9,119,791; 9,351,975; 9,370,525; 9,855,278; 10,220,042; and 11,166,960 generally cover once-a-day oxcarbazepine formulations and methods of treating seizures using those formulations. The FDA Orange Book lists all ten of the Company’s Oxtellar XR® patents as expiring on April 13, 2027. On October 28, 2022, the Company filed a lawsuit against Ajanta alleging infringement of the Company’s ten Oxtellar XR® patents. The Complaint—filed in the U.S. District Court for the District of Delaware—alleges, inter alia, that Ajanta infringed the Company’s Oxtellar XR® patents by submitting to the FDA an Abbreviated New Drug Application (“ANDA”) seeking to market a generic version of Oxtellar XR® prior to the expiration of the Company’s patents. Filing its October 28, 2022 Complaint within 45 days of receiving Ajanta’s Paragraph IV certification notice entitles Supernus to an automatic stay preventing the FDA from approving Ajanta’s ANDA for 30 months from the date of the Company’s receipt of the Paragraph IV Notice Letter. On January 3, 2023, Ajanta answered the Complaint and denied the substantive allegations of the Complaint, asserting affirmative defenses that include non-infringement and invalidity. Ajanta also asserted Counterclaims seeking declaratory judgments of non-infringement and invalidity. On January 24, 2023, the Company filed its Reply, denying the substantive allegations of Ajanta’s Counterclaims. The Court issued a Scheduling Order on July 13, 2023 that sets a trial date of February 10, 2025. Pretrial discovery is ongoing as of the date of this submission.
Trokendi XR®
VI. Supernus Pharmaceuticals, Inc. v. Ajanta Pharma Limited, et al., C.A. No. 21-cv-6964 (GC)(DEA) (D.N.J.)
The Company received a Paragraph IV Notice Letter from generic drug maker Ajanta Pharma Limited dated February 10, 2021 directed to ten of its Trokendi XR® Orange Book patents. Supernus’s U.S. Patent Nos. 8,298,576; 8,298,580; 8,663,683;

8,877,248; 8,889,191; 8,992,989; 9,549,940; 9,555,004; 9,622,983; and 10,314,790 generally cover once-a-day topiramate formulations and methods of treating or preventing seizures and migraines using those formulations. The FDA Orange Book currently lists United States Patent No. 8,298,576 as expiring on April 4, 2028 and United States Patent Nos. 8,298,580; 8,663,683; 8,877,248; 8,889,191; 8,992,989; 9,549,940; 9,555,004; 9,622,983; and 10,314,790 as expiring on November 16, 2027. On March 26, 2021, the Company filed a lawsuit against Ajanta Pharma Limited and Ajanta Pharma USA Inc. (collectively “Ajanta”) alleging infringement of the Company’s Trokendi XR® Orange Book patents. The Complaint—filed in the U.S. District Court for the District of New Jersey—alleges, inter alia, that Ajanta infringed the Company’s Trokendi XR® patents by submitting to the FDA an Abbreviated New Drug Application (“ANDA”) seeking to market a generic version of Trokendi XR® prior to the expiration of the Company’s patents. Filing its March 26, 2021 Complaint within 45 days of receiving Ajanta’s Paragraph IV certification notice entitles Supernus to an automatic stay preventing the FDA from approving Ajanta’s ANDA for 30 months from the date of the Company’s receipt of the Paragraph IV Notice Letter. On June 7, 2021, Ajanta answered the Complaint and denied the substantive allegations of the Complaint, asserting affirmative defenses that include non-infringement and invalidity. Ajanta also asserted Counterclaims seeking declaratory judgments of non‑infringement and invalidity for the Trokendi XR® Orange Book patents. On June 28, 2021, the Company filed its reply, denying the substantive allegations of Ajanta’s Counterclaims. Following the initial Rule 16 Scheduling Conference, the Court issued a case schedule. On December 17, 2021, the Court issued an order consolidating this lawsuit with the lawsuit against Torrent, discussed in Section VII, below. The consolidation order extended the 30‑month stay preventing the FDA from approving Ajanta’s ANDA to December 16, 2023. The Company entered into a settlement agreement with Ajanta, and on April 4, 2023, a stipulation of dismissal without prejudice was entered by the U.S. District Court for the District of New Jersey. The agreement has been submitted to the applicable governmental agencies.
VII. Supernus Pharmaceuticals, Inc. v. Torrent Pharmaceuticals Ltd., et al., C.A. No. 21-cv-14268 (GC)(DEA) (D.N.J.)
The Company received a Paragraph IV Notice Letter from generic drug maker Torrent Pharmaceuticals Ltd. dated June 15, 2021 directed to ten of its Trokendi XR® Orange Book patents. Supernus’s U.S. Patent Nos. 8,298,576; 8,298,580; 8,663,683; 8,877,248; 8,889,191; 8,992,989; 9,549,940; 9,555,004; 9,622,983; and 10,314,790 generally cover once-a-day topiramate formulations and methods of treating or preventing seizures and migraines using those formulations. The FDA Orange Book currently lists United States Patent No. 8,298,576 as expiring on April 4, 2028 and United States Patent Nos. 8,298,580; 8,663,683; 8,877,248; 8,889,191; 8,992,989; 9,549,940; 9,555,004; 9,622,983; and 10,314,790 as expiring on November 16, 2027. On July 28, 2021, the Company filed a lawsuit against Torrent Pharmaceuticals Ltd. and Torrent Pharma Inc. (collectively, “Torrent”) alleging infringement of the Company’s Trokendi XR® Orange Book patents. The Complaint—filed in the U.S. District Court for the District of New Jersey—alleges, inter alia, that Torrent infringed the Company’s Trokendi XR® patents by submitting to the FDA an Abbreviated New Drug Application (“ANDA”) seeking to market a generic version of Trokendi XR® prior to the expiration of the Company’s patents. Filing its July 28, 2021 Complaint within 45 days of receiving Torrent’s Paragraph IV certification notice entitles Supernus to an automatic stay preventing the FDA from approving Torrent’s ANDA for 30 months from the date of the Company’s receipt of the Paragraph IV Notice Letter. On September 29, 2021, Torrent answered the Complaint and denied the substantive allegations of the Complaint, asserting affirmative defenses that include non-infringement and invalidity. Torrent also asserted Counterclaims seeking declaratory judgments of non‑infringement for the Trokendi XR® Orange Book patents. On November 3, 2021, the Company filed its reply, denying the substantive allegations of Torrent’s Counterclaims. Following the initial Rule 16 Scheduling Conference, the Court issued a case schedule. On December 17, 2021, the Court issued an order consolidating this lawsuit with the lawsuit against Ajanta, discussed in Section VI, above. On June 16, 2023, the Court amended the scheduling order. The Final Pretrial Conference occurred on July 6, 2023. A Bench Trial has begun on July 31, 2023.
VIII. Supernus Pharmaceuticals, Inc. v. Lupin Limited, et al., C.A. No. 21-cv-1293 (MN) (D. Del.)
The Company received a Paragraph IV Notice Letter from generic drug maker Lupin Limited dated July 29, 2021 directed to ten of its Trokendi XR® Orange Book patents. Supernus’s U.S. Patent Nos. 8,298,576; 8,298,580; 8,663,683; 8,877,248; 8,889,191; 8,992,989; 9,549,940; 9,555,004; 9,622,983; and 10,314,790 generally cover once-a-day topiramate formulations and methods of treating or preventing seizures and migraines using those formulations. The FDA Orange Book currently lists United States Patent No. 8,298,576 as expiring on April 4, 2028 and United States Patent Nos. 8,298,580; 8,663,683; 8,877,248; 8,889,191; 8,992,989; 9,549,940; 9,555,004; 9,622,983; and 10,314,790 as expiring on November 16, 2027. On September 10, 2021, the Company filed a lawsuit against Lupin Limited, Lupin Atlantis Holdings S.A., Nanomi B.V., Lupin Inc., and Lupin Pharmaceuticals, Inc. (collectively, “Lupin”) alleging infringement of the Company’s Trokendi XR® Orange Book patents. The Complaint—filed in the U.S. District Court for the District of Delaware—alleges, inter alia, that Lupin infringed the Company’s Trokendi XR® patents by submitting to the FDA an Abbreviated New Drug Application (“ANDA”) seeking to market a generic version of Trokendi XR® prior to the expiration of the Company’s patents. Filing its September 10, 2021 Complaint within 45 days of receiving Lupin’s Paragraph IV certification notice entitles Supernus to an automatic stay preventing the FDA from approving Lupin’s ANDA for 30 months from the date of the Company’s receipt of the Paragraph IV Notice Letter. On December 20, 2021, Lupin answered the Complaint and denied the substantive allegations of the Complaint, asserting affirmative defenses that include non-infringement and invalidity. Lupin also asserted Counterclaims seeking declaratory judgments of non‑infringement and invalidity for the Trokendi XR® Orange Book patents. On January 10, 2022, the Company filed its reply, denying the substantive allegations of Lupin’s Counterclaims. On May 11, 2023, the Company and Lupin filed a Stipulation and [Proposed] Order to Amend Scheduling Order, that proposed an extension of the 30-month stay to March 30, 2024, but also stated that “the parties do not object to the Court exercising its discretion to further extend the expiration of the 30-month stay beyond the Proposed Date of March 30, 2024 as the Court deems appropriate.” On May 12, 2023, the Court issued a revised scheduling order that provides for a Final Pretrial Conference on March 12, 2024, and a five-day bench trial beginning on March 18, 2024. Pretrial discovery is ongoing as of the date of this submission.
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

XI. Supernus Pharmaceuticals, Inc. v. Dr. Reddy’s Laboratories, Ltd., et al., C.A. No. 22-cv-4705 (GC)(JBD) (D.N.J.)
The Company received a Paragraph IV Notice Letter from generic drug makers Dr, Reddy’s Laboratories Ltd. and Dr. Reddy’s Laboratories, Inc. dated June 9, 2022 directed to ten of its Trokendi XR® Orange Book patents. Supernus’s U.S. Patent Nos. 8,298,576; 8,298,580; 8,663,683; 8,877,248; 8,889,191; 8,992,989; 9,549,940; 9,555,004; 9,622,983; and 10,314,790 generally cover once-a-day topiramate formulations and methods of treating or preventing seizures and migraines using those formulations. The FDA Orange Book currently lists United States Patent No. 8,298,576 as expiring on April 4, 2028 and United States Patent Nos. 8,298,580; 8,663,683; 8,877,248; 8,889,191; 8,992,989; 9,549,940; 9,555,004; 9,622,983; and 10,314,790 as expiring on November 16, 2027. On July 22, 2022, the Company filed a lawsuit against Dr, Reddy’s Laboratories Ltd. and Dr. Reddy’s Laboratories, Inc. (“DRL”) alleging infringement of the Company’s Trokendi XR® Orange Book patents. The Complaint—filed in the U.S. District Court for the District of New Jersey—alleges, inter alia, that DRL infringed the Company’s Trokendi XR® patents by submitting to the FDA an Abbreviated New Drug Application (“ANDA”) seeking to market a generic version of Trokendi XR® prior to the expiration of the Company’s patents. Filing its July 22, 2022 Complaint within 45 days of receiving DRL’s Paragraph IV certification notice entitles Supernus to an automatic stay preventing the FDA from approving DRL’s ANDA for 30 months from the date of the Company’s receipt of the Paragraph IV Notice Letter. On October 7, 2022, DRL answered the Complaint and denied the substantive allegations of the Complaint, asserting affirmative defenses that include non-infringement and invalidity. The Company entered into a settlement agreement with DRL, and on June 28, 2023, a stipulation of dismissal without prejudice was entered by the U.S. District Court for the District of New Jersey. The agreement has been submitted to the applicable governmental agencies.
XII. Supernus Pharmaceuticals, Inc. v. Ascent Pharmaceuticals Inc., et al., C.A. No. 23-cv-4015 (GC)(DEA) (D.N.J.)
The Company received a Paragraph IV Notice Letter from generic drug maker Ascent Pharmaceuticals Inc. dated June 15, 2023 directed to ten of its Trokendi XR® Orange Book patents. Supernus’s U.S. Patent Nos. 8,298,576; 8,298,580; 8,663,683; 8,877,248; 8,889,191; 8,992,989; 9,549,940; 9,555,004; 9,622,983; and 10,314,790 generally cover once-a-day topiramate formulations and methods of treating or preventing seizures and migraines using those formulations. The FDA Orange Book currently lists United States Patent No. 8,298,576 as expiring on April 4, 2028 and United States Patent Nos. 8,298,580; 8,663,683; 8,877,248; 8,889,191; 8,992,989; 9,549,940; 9,555,004; 9,622,983; and 10,314,790 as expiring on November 16, 2027. On July 26, 2023, the Company filed a lawsuit against Ascent Pharmaceuticals Inc., Camber Pharmaceuticals, Inc., and Hetero Labs Ltd. (collectively, “Ascent”) alleging infringement of the Company’s Trokendi XR® Orange Book patents. The Complaint—filed in the U.S. District Court for the District of New Jersey—alleges, inter alia, that Ascent infringed the Company’s Trokendi XR® patents by submitting to the FDA an Abbreviated New Drug Application (“ANDA”) seeking to market a generic version of Trokendi XR® prior to the expiration of the Company’s patents. Filing its July 26, 2023 Complaint within 45 days of receiving Ascent’s Paragraph IV certification notice entitles Supernus to an automatic stay preventing the FDA from approving Ascent’s ANDA for 30 months from the date of the Company’s receipt of the Paragraph IV Notice Letter. As of this the date of this submission, Ascent has not yet responded to the Complaint and the Court has not issued a Scheduling Order.
XIII. Supernus Pharmaceuticals, Inc. v. Ascent Pharmaceuticals Inc., et al., C.A. No. 23-cv-5720 (E.D.N.Y.)
The Company received a Paragraph IV Notice Letter from generic drug maker Ascent Pharmaceuticals Inc. dated June 15, 2023 directed to ten of its Trokendi XR® Orange Book patents. Supernus’s U.S. Patent Nos. 8,298,576; 8,298,580; 8,663,683; 8,877,248; 8,889,191; 8,992,989; 9,549,940; 9,555,004; 9,622,983; and 10,314,790 generally cover once-a-day topiramate formulations and methods of treating or preventing seizures and migraines using those formulations. The FDA Orange Book currently lists United States Patent No. 8,298,576 as expiring on April 4, 2028 and United States Patent Nos. 8,298,580; 8,663,683; 8,877,248; 8,889,191; 8,992,989; 9,549,940; 9,555,004; 9,622,983; and 10,314,790 as expiring on November 16, 2027. On July 28, 2023, the Company filed a lawsuit against Ascent Pharmaceuticals Inc., Camber Pharmaceuticals, Inc., and Hetero Labs Ltd. (collectively, “Ascent”) alleging infringement of the Company’s Trokendi XR® Orange Book patents. The Complaint—filed in the U.S. District Court for the Eastern District of New York—alleges, inter alia, that Ascent infringed the Company’s Trokendi XR® patents by submitting to the FDA an Abbreviated New Drug Application (“ANDA”) seeking to market a generic version of Trokendi XR® prior to the expiration of the Company’s patents. Filing its July 28, 2023 Complaint within 45 days of receiving Ascent’s Paragraph IV certification notice entitles Supernus to an automatic stay preventing the FDA from approving Ascent’s ANDA for 30 months from the date of the Company’s receipt of the Paragraph IV Notice Letter. As of this the date of this submission, Ascent has not yet responded to the Complaint and the Court has not issued a Scheduling Order.
APOKYN®
XIV. Sage Chemical, Inc., et al. v. Supernus Pharmaceuticals, Inc., et al., C.A. No. 22-cv-1302 (CJB) (D. Del.)
On October 3, 2022, Sage Chemical, Inc. and TruPharma, LLC filed a lawsuit in the United States District Court for the District of Delaware alleging that Supernus Pharmaceuticals, Inc., Britannia Pharmaceuticals Limited (“Britannia”), and US

WorldMeds Partners, LLC (“US WorldMeds”) violated state and federal antitrust law in connection with APOKYN® (apomorphine HCl). On October 16, 2022, Plaintiffs amended their complaint to add additional defendants MDD US Enterprises, LLC, MDD US Operations, LLC (each subsidiaries of Supernus Pharmaceuticals, Inc.), USWM, LLC (“USWM”), Paul Breckinridge Jones, Sr., Herbert Lee Warren, Jr., Henry Van Den Berg, and Kristin L. Gullo. On January 10, 2023, Defendants filed an Omnibus Motion to Dismiss the Amended Complaint seeking dismissal of each of Plaintiffs’ claims and the lawsuit in its entirety and US WorldMeds with USWM, Britannia, and the group of individual defendants each filed separate motions to dismiss. As of April 12, 2023, briefing on those motions is now complete. Those motions remain pending. On April 10, 2023 the Court issued a scheduling order that provides for a Pretrial Conference on March 7, 2025 and a jury trial beginning on March 24, 2025. Pretrial discovery is ongoing as the date of this submission.
XADAGO®
On June 10, 2021, Newron Pharmaceuticals S.p.A. ("Newron"), Zambon S.p.A. ("Zambon") and Supernus Pharmaceuticals, Inc. (the "Company"), through its subsidiary MDD US Operations, LLC (collectively, "Plaintiffs"), initiated litigation against generic drug makers Aurobindo Pharma Limited, Aurobindo Pharma USA Inc., MSN Laboratories Private Limited ("MSN"), Optimus Pharma Pvt Ltd, Prinston Pharmaceutical, Inc., RK Pharma, Inc. and Zenara Pharma Private Limited (collectively, "Defendants") for infringement of three FDA Orange Book patents covering XADAGO®, the Company's once-daily product indicated as adjunctive treatment to levodopa/carbidopa in patients with Parkinson's Disease experiencing "off" episodes. U.S. Patent Nos. 8,076,515, 8,278,485 and 8,283,380 (collectively, the "XADAGO Patents") cover the pharmaceutical formulation of and methods of treatment with safinamide. The XADAGO Patents expire between June 2027 and March 2031. The Company has a license agreement with Zambon, Newron's partner, related to the XADAGO Patents, and as a new chemical entity, XADAGO was under the 5-year FDA exclusivity period that expired on March 21, 2022. The Complaint - filed in the U.S. District Court for the District of Delaware - alleges that the Defendants infringed the XADAGO Patents by submitting to the U.S. Food and Drug Administration (FDA) Abbreviated New Drug Applications (ANDAs) seeking to market generic versions of XADAGO prior to the expiration of the patents. Filing the Complaint within 45 days of receiving each of the Defendants' Paragraph IV notice letters entitles the Plaintiffs to an automatic stay preventing the FDA from approving the Defendants' ANDAs for 30 months from the date of the Plaintiffs' receipt of the Paragraph IV Notice Letters. The parties agreed on a case schedule. A trial has been set for January 8, 2024. On March 22, 2022, defendant Optimus Pharma Pvt Ltd was dismissed from the case without prejudice. On January 5, 2023, Defendants Aurobindo Pharma Limited and Aurobindo Pharma USA Inc. were dismissed from the case without prejudice pursuant to a settlement agreement. On April 14, 2023, the Court issued a claim construction opinion and order construing terms of the asserted patent claims. Fact discovery and expert discovery are closed. A status conference is set for October 05, 2023.
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
On December 10, 2019, a putative class action lawsuit alleging violations of the federal securities laws was filed by Ali Zaidi against Adamas and certain of Adamas's former directors and officers in federal court in the Northern District of California (Case No. 4:19-cv-08051). This lawsuit alleges violations of the Securities Exchange Act of 1934 by Adamas and certain of Adamas's former directors and officers. On October 8, 2021, the presiding judge dismissed the litigation, and granted Plaintiffs leave to amend their complaint. On November 5, 2021, Plaintiffs filed their second amended class action complaint. On December 10, 2021, Adamas filed a motion to dismiss the Second Amended Complaint. Plaintiffs opposed the motion to dismiss. On January 13, 2023, the Court granted in part and denied in part Defendants’ Motion to Dismiss. All claims against Adamas have been dismissed with prejudice, but claims against one of the individual defendants, who may have certain rights to indemnification, remain. On February 27, 2023, plaintiffs advised the Court that plaintiffs would proceed only on the remaining claim against one of the individual defendants. The individual defendant filed an answer denying the claim on April 28, 2023. No trial date has been set.
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
Item 1A. Risk Factors
Any investment in our business involves a high degree of risk. Before making an investment decision, you should carefully consider the information we include in this Quarterly Report on Form 10-Q, including our condensed consolidated financial statements and related notes; the additional information in the other reports we file with the Securities and Exchange Commission; and the risks described in our Annual Report on Form 10-K for the year ended December 31, 2022 and quarterly report on Form 10-Q for the period ended June 30, 2023. These risks may result in material harm to our business and our financial condition and results of operations. If a material, adverse event was to occur, the market price of our common stock may decline, and you could lose part or all of your investment.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
(a)     Sales of Unregistered Securities.

During the six months ended June 30, 2023, all of the Company's grants of equity awards occurred pursuant to its 2021 Equity Incentive Plan (the "2021 Plan"). Securities issued under the 2021 Plan are registered on the Company's Form S-8 filed on June 25, 2021.

Item 3.    Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
None.
Item 5.    Other Information
(a)    None.
(b)    None.
(c)    Insider Trading Arrangements and Policies.
During the quarter, the following trading arrangements were adopted or terminated as indicated below:

Name and Title of Director or Officer	Rule 10b5-1 Trading Arrangement(1)	Trading Arrangement Adopted or Terminated	Date of Adoption or Termination	Duration of Trading Arrangement	Aggregate Number of Securities to be Purchased Pursuant to Trading Arrangement	Aggregate Number of Securities to be Sold Pursuant to Trading Arrangement
Jack Khattar, President, Chief Executive Officer and Director	No(2)	Terminated	May 19, 2023	September 15, 2022 through January 23, 2024	0	150,000
___________________________________________
(1) Indicates whether the trading arrangement is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c).
(2) This trading arrangement was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) in effect on the date the trading arrangement was adopted.

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

101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, formatted in Inline XBRL: (i) Cover Page, (ii) Condensed Consolidated Statements of Earnings (Loss), (iii) Condensed Consolidated Statements of Comprehensive Earnings, (iv) Condensed Consolidated Balance Sheets, (v) Condensed Consolidated Statements of Changes in Stockholders' Equity, (vi) Condensed Consolidated Statements of Cash Flows, and (vii) the Notes to Condensed Consolidated Financial Statements, tagged in summary and detail.

104	The cover page of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, formatted in Inline XBRL (included with the Exhibit 101 attachments).
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

SUPERNUS PHARMACEUTICALS, INC.

DATED: August 8, 2023	By:	/s/ Jack A. Khattar
Jack A. Khattar President and Chief Executive Officer

DATED: August 8, 2023	By:	/s/ Timothy C. Dec
Timothy C. Dec Senior Vice-President and Chief Financial Officer