Form 10-Q
period 2023-09-30
SUPERNUS PHARMACEUTICALS, INC.
filed 2023-11-08
CIK 1356576

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☒ No
Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Outstanding at November 1, 2023	Trading Symbol	Name of each exchange on which registered
Common Stock, $0.001 par value per share	54,632,847	SUPN	The Nasdaq Global Market

SUPERNUS PHARMACEUTICALS, INC.
FORM 10-Q — QUARTERLY REPORT
FOR THE QUARTERLY PERIOD ENDED September 30, 2023

PART I — FINANCIAL INFORMATION

Supernus Pharmaceuticals, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share data)

	September 30,	December 31,
	2023	2022
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$94,985	$93,120
Marketable securities	105,204	368,214
Accounts receivable, net	141,764	165,497
Inventories, net	83,480	91,541
Prepaid expenses and other current assets	23,927	15,779
Total current assets	449,360	734,151
Long-term marketable securities	25,125	93,896
Property and equipment, net	13,688	15,173
Intangible assets, net	641,147	702,463
Goodwill	117,019	117,019
Other assets	38,821	39,806
Total assets	$1,285,160	$1,702,508

Liabilities and stockholders’ equity
Current liabilities
Accounts payable and accrued liabilities	$78,471	$96,342
Accrued product returns and rebates	162,473	151,665
Convertible notes, net	—	401,968
Contingent consideration, current portion	45,880	21,120
Other current liabilities	710	16,863
Total current liabilities	287,534	687,958
Contingent consideration, long-term	7,774	33,847
Operating lease liabilities, long-term	33,841	35,998
Deferred income tax liabilities, net	35,224	49,809
Other liabilities	8,596	8,692
Total liabilities	372,969	816,304

Stockholders’ equity
Common stock, $0.001 par value; 130,000,000 shares authorized; 54,630,758 and 54,253,796 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	55	54
Additional paid-in capital	431,956	408,115
Accumulated other comprehensive loss, net of tax	(1,206)	(3,210)
Retained earnings	481,386	481,245
Total stockholders’ equity	912,191	886,204

Total liabilities and stockholders’ equity	$1,285,160	$1,702,508

See accompanying notes.

Supernus Pharmaceuticals, Inc.
Condensed Consolidated Statements of Earnings (Loss)
(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(unaudited)		(unaudited)
Revenues
Net product sales	$149,004	$172,724	$417,915	$485,647
Royalty revenues	4,876	4,629	25,292	14,263
Total revenues	153,880	177,353	443,207	499,910

Costs and expenses
Cost of goods sold	19,601	25,878	64,152	64,267
Research and development	22,655	19,554	68,246	56,778
Selling, general and administrative	82,700	112,314	255,079	303,249
Amortization of intangible assets	21,242	20,644	61,316	61,932
Contingent consideration expense (gain)	(456)	486	(1,313)	1,894
Total costs and expenses	145,742	178,876	447,480	488,120

Operating earnings (loss)	8,138	(1,523)	(4,273)	11,790

Other income (expense)
Interest expense	—	(1,724)	(2,415)	(5,476)
Interest and other income, net	1,751	2,803	8,467	19,289
Total other income (expense)	1,751	1,079	6,052	13,813

Earnings (loss) before income taxes	9,889	(444)	1,779	25,603

Income tax expense (benefit)	25,865	(2,193)	1,638	(9,627)
Net earnings (loss)	$(15,976)	$1,749	$141	$35,230

Earnings (loss) per share
Basic	$(0.29)	$0.03	$0.00	$0.66
Diluted	$(0.29)	$0.03	$0.00	$0.62

Weighted average shares outstanding
Basic	54,608,963	53,789,674	54,498,687	53,517,838
Diluted	54,608,963	55,034,838	55,574,922	61,543,121

See accompanying notes.

Supernus Pharmaceuticals, Inc.
Condensed Consolidated Statements of Comprehensive Earnings (Loss)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(unaudited)		(unaudited)
Net earnings (loss)	$(15,976)	$1,749	$141	$35,230
Other comprehensive gain (loss)
Unrealized gain (loss) on marketable securities, net of tax	569	(1,826)	2,004	(5,585)
Other comprehensive gain (loss)	569	(1,826)	2,004	(5,585)
Comprehensive earnings (loss)	$(15,407)	$(77)	$2,145	$29,645

See accompanying notes.

Supernus Pharmaceuticals, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
Nine Months Ended September 30, 2023 and 2022
(unaudited, in thousands, except share data)

j	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Earnings (Loss)	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2022	54,253,796	$54	$408,115	$(3,210)	$481,245	$886,204
Share-based compensation	—	—	6,306	—	—	6,306
Issuance of common stock under the equity award plans, net of shares withheld for employee taxes	216,826	—	1,811	—	—	1,811
Net earnings	—	—	—	—	16,948	16,948
Unrealized gain on marketable securities, net of tax	—	—	—	881	—	881
Balance, March 31, 2023	54,470,622	$54	$416,232	$(2,329)	$498,193	$912,150
Share-based compensation	—	—	6,088	—	—	6,088
Issuance of common stock under the equity award plans, net of shares withheld for employee taxes	122,279	1	1,946	—	—	1,947
Net loss	—	—	—	—	(831)	(831)
Unrealized gain on marketable securities, net of tax	—	—	—	554	—	554
Balance, June 30, 2023	54,592,901	$55	$424,266	$(1,775)	$497,362	$919,908
Share-based compensation	—	—	7,920	—	—	7,920
Issuance of common stock under the equity award plans, net of shares withheld for employee taxes	37,857	—	(230)	—	—	(230)
Net loss	—	—	—	—	(15,976)	(15,976)
Unrealized loss on marketable securities, net of tax	—	—	—	569	—	569
Balance, September 30, 2023	54,630,758	$55	$431,956	$(1,206)	$481,386	$912,191

Supernus Pharmaceuticals, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
Nine Months Ended September 30, 2023 and 2022
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

See accompanying notes.

Supernus Pharmaceuticals, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)

	Nine Months Ended September 30,
	2023	2022
	(unaudited)
Cash flows from operating activities
Net earnings	$141	$35,230
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	63,183	64,694
Other income from Navitor (see Note 4)	—	(12,888)
Amortization of deferred financing costs and debt discount	532	1,582
Realized gains from sales of marketable securities	—	(14)
Amortization of premium/discount on marketable securities	(849)	3,215
Change in fair value of contingent consideration	(1,313)	1,894
Other noncash adjustments, net	10,485	7,983
Share-based compensation expense	20,314	13,307
Deferred income tax benefit	(15,255)	(18,564)
Changes in operating assets and liabilities:
Accounts receivable	21,155	(14,958)
Inventories	1,082	(6,304)
Prepaid expenses and other assets	(8,138)	3,098
Accrued product returns and rebates	10,808	25,746
Accounts payable and other liabilities	(36,018)	(12,659)
Contingent consideration	—	(2,100)
Net cash provided by operating activities	66,127	89,262

Cash flows from investing activities
Purchases of marketable securities	—	(340,665)
Sales and maturities of marketable securities	335,297	173,189
Purchases of property and equipment	(587)	(422)
Net cash provided by (used in) investing activities	334,710	(167,898)

Cash flows from financing activities
Proceeds from Line of Credit	93,000	—
Payments on Line of Credit	(93,000)	—
Payment on convertible notes	(402,500)	—
Payment of contingent consideration	—	(22,900)
Proceeds from issuance of common stock	3,528	9,594
Net cash used in financing activities	(398,972)	(13,306)

Net change in cash and cash equivalents	1,865	(91,942)
Cash and cash equivalents at beginning of year	93,120	203,434
Cash and cash equivalents at end of period	$94,985	$111,492

Supplemental cash flow information
Cash paid for interest on debt	$1,946	$2,516
Cash paid for income taxes	27,055	14,558
Cash paid for operating leases	13,242	9,547

Noncash investing and financing activities
Lease assets obtained for new operating leases	$5,903	$973
Deferred legal fees and fixed assets included in accounts payable and accrued expenses	—	144
Property and equipment additions from utilization of tenant improvement allowance	—	580
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
The Company incurred approximately $25.1 million and $76.9 million in advertising expense for the three and nine months ended September 30, 2023, respectively, and approximately $52.0 million and $112.8 million for the three and nine months ended September 30, 2022. These expenses are recorded as a component of Selling, general and administrative expenses in the unaudited condensed consolidated statements of earnings (loss).
Restricted Cash
On March 30, 2023, the Company transferred funds totaling $403.8 million, which was reported as restricted cash in the first quarter of 2023, to the Trustee (Wilmington Trust) related to the repayment of the 2023 Notes. On April 1, 2023, the Company paid the total principal amount due of $402.5 million under the 2023 Notes and the remaining outstanding interest due of $1.3 million with the restricted cash. Refer to Note 8, Debt.
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
The Company adopted the new guidance as of January 1, 2022 using the modified retrospective method of transition which allows for a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. As a result, the cumulative effect of the accounting change increased the carrying amount of the convertible notes, net by $20.6 million, increased retained earnings by $40.6 million, reduced additional paid-in capital by $56.2 million, and decreased deferred tax liabilities by $5.0 million as of January 1, 2022. Upon adoption, the Company began calculating diluted earnings per share under the if-converted method.

3. Disaggregated Revenues

The following table summarizes the disaggregation of revenues by product or source, (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(unaudited)		(unaudited)
Net product sales
Qelbree	$37,081	$18,326	$93,840	$37,708
GOCOVRI	32,889	27,878	87,650	75,179
Oxtellar XR	29,644	30,528	82,359	88,007
Trokendi XR	20,625	69,599	74,734	204,033
APOKYN	21,510	18,261	56,324	57,156
Other(1)	7,255	8,132	23,008	23,564
Total net product sales	$149,004	$172,724	$417,915	$485,647
Royalty revenues	4,876	4,629	25,292	14,263
Total revenues	$153,880	$177,353	$443,207	$499,910
___________________________________________
(1) Includes net product sales of MYOBLOC, XADAGO and Osmolex ER.
The decrease in Trokendi XR net product sales for the three and nine months ended September 30, 2023, compared to the same period in 2022 was primarily attributable to the loss of exclusivity with generic entrants in January 2023.
The following table shows the percentage of net product sales to total net product sales:

	Percentage of Net Product Sales
	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Qelbree	25%	11%	22%	8%
GOCOVRI	22%	16%	21%	15%
Oxtellar XR	20%	18%	20%	18%
Trokendi XR	14%	40%	18%	42%
APOKYN	14%	10%	13%	12%
Other(1)	5%	5%	6%	5%
Total	100%	100%	100%	100%
___________________________________________
(1) Includes net product sales of MYOBLOC, XADAGO and Osmolex ER.
Each of our three major customers, AmerisourceBergen Drug Corporation, Cardinal Health, Inc. and McKesson Corporation, individually accounted for more than 20% of our total net product sales and collectively accounted for more than 70% of our total net product sales for the three and nine months ended September 30, 2023 and 2022.
The Company recognized noncash royalty revenue of $4.0 million for the nine months ended September 30, 2023. The Company recognized noncash royalty revenue of $2.5 million and $7.2 million for the three and nine months ended September 30, 2022, respectively. Refer to Note 15, Commitments and Contingencies.

4. Investments
Marketable Securities
Unrestricted available-for-sale marketable securities held by the Company are as follows, (dollars in thousands):

	September 30, 2023	December 31, 2022
	(unaudited)
Corporate and municipal debt securities
Amortized cost	$131,891	$466,333
Gross unrealized gains	1	14
Gross unrealized losses	(1,563)	(4,237)
Total fair value	$130,329	$462,110
The contractual maturities of the unrestricted available-for-sale marketable securities held by the Company are as follows, (dollars in thousands):

September 30, 2023
(unaudited)
Less than 1 year	$105,204
1 year to 2 years	25,125
Total	$130,329
As of September 30, 2023, there was no impairment due to credit loss on any available-for-sale marketable securities.
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
The Company records its share of the results of Navitor LLC, a private company, on a quarter lag as the financial information of Navitor LLC is not available on a sufficiently timely basis for the Company to apply the equity method of accounting. In December 2021, Navitor LLC sold one of its subsidiaries and distributed cash to its members in accordance with each member's share of the proceeds from the sale. The Company received $12.9 million in December 2021 from Navitor LLC in connection with this sale. As the Company's policy is to record its share of the results in its equity method investment on a quarter lag as previously indicated, the Company recorded the cash amount received in Other current liabilities in the consolidated balance sheets as of December 31, 2021. In the first quarter of 2022, the Company determined its estimated share of Navitor LLC's year-end 2021 earnings and recorded a gain of $12.9 million in Interest and other income, net in the unaudited condensed consolidated statement of earnings (loss).
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

Financial Assets and Liabilities Recorded at Fair Value
The Company’s financial assets that are required to be measured at fair value on a recurring basis are as follows (dollars in thousands):

		Fair Value Measurements as of September 30, 2023 (unaudited)
	Total Fair Value as of September 30, 2023 (unaudited)	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents
Cash	$38,302	$38,302	$—	$—
Money market securities and funds	56,683	56,683	—	—
Marketable securities
Corporate and municipal debt securities	105,204	—	105,204	—
Long-term marketable securities
Corporate and municipal debt securities	25,125	—	25,125	—
Other assets
Marketable securities - restricted (SERP)	512	14	498	—
Total assets at fair value	$225,826	$94,999	$130,827	$—
Liabilities:
Contingent consideration	$53,654	$—	$—	$53,654
Total liabilities at fair value	$53,654	$—	$—	$53,654

		Fair Value Measurements as of December 31, 2022
	Total Fair Value as of December 31, 2022	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents
Cash	$52,181	$52,181	$—	$—
Money market securities and funds	40,939	40,939	—	—
Marketable securities
Corporate and municipal debt securities	368,214	—	368,214	—
Long-term marketable securities
Corporate and municipal debt securities	93,896	—	93,896	—
Other assets
Marketable securities - restricted (SERP)	496	11	485	—
Total assets at fair value	$555,726	$93,131	$462,595	$—
Liabilities:
Contingent consideration	$54,967	$—	$—	$54,967
Total liabilities at fair value	$54,967	$—	$—	$54,967
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
6. Contingent Consideration
The following table provides the current and long-term portions related to the contingent consideration for the USWM Acquisition and Adamas Acquisition (dollars in thousands):

	September 30, 2023	December 31, 2022
Reported under the following captions in the condensed consolidated balance sheets:	(unaudited)
Contingent consideration, current portion	$45,880	$21,120
Contingent consideration, long-term	7,774	33,847
Total	$53,654	$54,967

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
USWM Contingent Consideration
On June 9, 2020 (the USWM Closing Date), the Company completed its acquisition of all the outstanding equity of USWM Enterprises, LLC (USWM Enterprises) (USWM Acquisition). The USWM Acquisition included potential additional contingent consideration payments for regulatory and development milestones and sales-based milestones. As of September 30, 2023, the potential contingent consideration payments are up to $85 million, which is comprised of the potential $55 million in regulatory and development milestones and $30 million in sales-based milestones.
•Regulatory and development milestones:
The potential $55 million in regulatory and development milestones is comprised of (1) $25 million related to the FDA's approval of the SPN-830 NDA and (2) $30 million related to the subsequent commercial product launch.
•Sales-based milestones:
The potential $30 million sales-based milestone relates to the achievement of certain net product sales of the acquired USWM products in 2023. As of September 30, 2023, the Company assessed that this remaining $30 million sales-based milestone will not be achieved based on net sales projections.
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
Change in the Fair Value of Contingent Consideration
The following tables provide a reconciliation of the beginning and ending balances related to the contingent consideration for the USWM Acquisition and Adamas Acquisition (dollars in thousands):

	USWM Acquisition	Adamas Acquisition	Total
Balance at December 31, 2022	$46,270	$8,697	$54,967
Change in fair value recognized in earnings	(1,710)	63	(1,647)
Balance at March 31, 2023 (unaudited)	44,560	8,760	53,320
Change in fair value recognized in earnings	660	130	790
Balance at June 30, 2023 (unaudited)	45,220	8,890	54,110
Change in fair value recognized in earnings	660	(1,116)	(456)
Balance at September 30, 2023 (unaudited)	$45,880	$7,774	$53,654

	USWM Acquisition	Adamas Acquisition	Total
Balance at December 31, 2021	$70,170	$10,307	$80,477
Milestone payments	(25,000)	—	(25,000)
Change in fair value recognized in earnings	1,720	(1,055)	665
Balance at March 31, 2022 (unaudited)	46,890	9,252	56,142
Change in fair value recognized in earnings	350	393	743
Balance at June 30, 2022 (unaudited)	47,240	9,645	56,885
Change in fair value recognized in earnings	350	136	486
Balance at September 30, 2022 (unaudited)	$47,590	$9,781	$57,371
The Company recorded a $0.7 million expense and a $0.4 million gain due to the change in the fair value of the contingent consideration liabilities for the USWM milestones for the three and nine months ended September 30, 2023 primarily driven by the passage of time in both periods, as well as the change in timing of milestone achievement and estimated discount rate in the first quarter of 2023. The Company recorded a $0.4 million expense and a $2.4 million expense due to the change in the fair value of the contingent consideration liabilities for the USWM milestones for the three and nine months ended September 30, 2022 primarily driven by the passage of time and the accretion to the payout amount related to the milestone achieved in the first quarter of 2022.

The Company recorded a $1.1 million gain and a $0.9 million gain due to the change in fair value of the contingent consideration liabilities for the Adamas CVRs for the three and nine months ended September 30, 2023 primarily driven by the passage of time. The Company recorded a $0.1 million expense and a $0.5 million gain due to the change in fair value of the contingent consideration liabilities for the Adamas CVRs for the three and nine months ended September 30, 2022 primarily driven by the passage of time.
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
7.    Intangible Assets, Net
The following table sets forth the gross carrying amounts and related accumulated amortization of intangibles assets (dollars in thousands):

		September 30, 2023			December 31, 2022
		(unaudited)
	Remaining Weighted Average Life (Years)	Carrying Amount, Gross	Accumulated Amortization	Carrying Amount, Net	Carrying Amount, Gross	Accumulated Amortization	Carrying Amount, Net
Acquired in-process research and development		$124,000	$—	$124,000	$124,000	$—	$124,000
Intangible assets subject to amortization:
Acquired developed technology and product rights	7.08	681,500	(171,191)	510,309	681,500	(113,061)	568,439
Capitalized patent defense costs	0.92	43,820	(36,982)	6,838	43,820	(33,796)	10,024
Total intangible assets	7.00	$849,320	$(208,173)	$641,147	$849,320	$(146,857)	$702,463
Amortization expense for intangible assets was approximately $21.2 million and $61.3 million, for the three and nine months ended September 30, 2023 and approximately $20.6 million and $61.9 million for the three and nine months ended September 30, 2022, respectively.
U.S. patents covering Trokendi XR and Oxtellar XR will expire no earlier than 2027. In regard to Trokendi XR, the Company entered into settlement agreements that allowed third parties to enter the market on January 1, 2023. In regard to Oxtellar XR, the Company entered into settlement and license agreements that allows a third party to enter the market in September 2024, or sooner under certain conditions.
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
The Credit Line is secured by a first priority lien and security interest in certain of the Company’s assets, including each account of the Company at UBS Financial Services Inc. (the “Collateral Account”), and other such collateral (collectively, the "Collateral"), as further defined in the Credit Line. The Company may be required to post additional collateral if the value of the Collateral declines below the required collateral maintenance requirements.
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
On March 30, 2023, the Company borrowed $93.0 million under the Credit Line, which bore a variable interest rate. The funds from this borrowing were used to repay outstanding indebtedness under the 2023 Notes as discussed above under the Convertible Senior Notes Due 2023. As of June 30, 2023, the Company repaid the total principal balance of $93.0 million under the Credit Line and the interest incurred on the Credit Line of $0.7 million. As of September 30, 2023, there was no outstanding debt under the Credit Line.
9.    Share-Based Payments
Share-based compensation expense is as follows (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(unaudited)		(unaudited)
Research and development	$1,254	$825	$3,458	$2,284
Selling, general and administrative	6,666	4,160	16,856	11,023
Total	$7,920	$4,985	$20,314	$13,307

Stock Option and Stock Appreciation Rights
The following table summarizes stock option and stock appreciation rights (SAR) activities:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)
Outstanding, December 31, 2022	5,797,569	$26.99	6.11
Granted	1,148,143	$38.28
Exercised	(228,628)	$17.50
Forfeited	(91,986)	$33.24
Outstanding, September 30, 2023 (unaudited)	6,625,098	$29.17	6.14

As of September 30, 2023 (unaudited):
Vested and expected to vest	6,625,098	$29.17	6.14
Exercisable	4,116,000	$26.44	4.65

As of December 31, 2022:
Vested and expected to vest	5,797,569	$26.99	6.11
Exercisable	3,541,395	$25.08	4.68
Restricted Stock Units
The following table summarizes restricted stock unit (RSU) activities:

	Number of RSUs	Weighted Average Grant Date Fair Value per Share
Nonvested, December 31, 2022	131,960	$32.17
Granted	227,980	$38.60
Vested	(47,049)	$32.18
Forfeited	(6,375)	$34.63
Nonvested, September 30, 2023 (unaudited)	306,516	$36.90
Performance Share Units
The following table summarizes performance share unit (PSU) activities:

	Performance-Based Units		Market-Based Units		Total PSUs
	Number of PSUs	Weighted Average Grant Date Fair Value per Share	Number of PSUs	Weighted Average Grant Date Fair Value per Share	Number of PSUs	Weighted Average Grant Date Fair Value per Share
Nonvested, December 31, 2022	181,750	$29.07	20,000	$28.63	201,750	$29.03
Granted	205,000	$34.00	—	$—	205,000	$34.00
Vested	(102,520)	$31.04	—	$—	(102,520)	$31.04
Forfeited	(3,000)	$28.93	—	$—	(3,000)	$28.93
Nonvested, September 30, 2023 (unaudited)	281,230	$31.95	20,000	$28.63	301,230	$31.73

10.    Earnings (Loss) per Share
Basic earnings (loss) per share is calculated using the weighted average number of common shares outstanding. Diluted earnings (loss) per share is calculated using the weighted average number of common shares outstanding, including the dilutive effect of the Company’s stock option grants, SARs, RSUs, employee stock purchase plan (ESPP) awards as determined per the treasury method, and the 2023 Notes, as determined per the if-converted method.
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
Diluted earnings (loss) per share related to the 2023 Notes is calculated using the if-converted method. The number of dilutive shares is based on the initial conversion rate associated with the 2023 Notes. The Convertible Note Hedge and Warrant Transactions are excluded in the calculation of diluted earnings (loss) per share because inclusion would be anti-dilutive. Specifically, the denominator of the diluted earnings (loss) per share calculation excludes the additional shares related to the warrants because the average price of the Company's common stock was less than the strike price of the warrants of $80.91 per share. The Convertible Note Hedge Transactions are not considered in calculating diluted earnings (loss) per share as their impact would be anti-dilutive.
In addition to the above described effect of the 2023 Notes and the related Convertible Note Hedge and Warrant Transactions, the Company also excluded the common stock equivalents of the following outstanding stock-based awards and shares associated with the conversion of the 2023 Notes in the calculation of diluted earnings (loss) per share, because their inclusion would be anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(unaudited)		(unaudited)
2023 Notes	—	6,783,936	2,261,312	—
Stock options, RSUs, PSUs	411,506	792,904	486,080	470,822
The following table sets forth the computation of basic and diluted earnings (loss) per share for the three and nine months ended September 30, 2023 and 2022 under the if-converted method (dollars in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(unaudited)		(unaudited)
Numerator:
Net earnings (loss)	$(15,976)	$1,749	$141	$35,230
After-tax interest expense for 2023 Notes	—	—	—	2,664
Numerator for dilutive earnings (loss) per share	$(15,976)	$1,749	$141	$37,894
Denominator:
Weighted average shares outstanding, basic	54,608,963	53,789,674	54,498,687	53,517,838
Effect of dilutive securities:
Stock options, RSUs and SARs	—	1,245,164	1,076,235	1,241,347
Convertible notes	—	—	—	6,783,936
Weighted average shares outstanding, diluted	54,608,963	55,034,838	55,574,922	61,543,121

Earnings (loss) per share, basic	$(0.29)	$0.03	$0.00	$0.66
Earnings (loss) per share, diluted	$(0.29)	$0.03	$0.00	$0.62

11.    Income Tax Expense (Benefit)
The following table provides information regarding the Company’s income tax expense (benefit) for the three and nine months ended September 30, 2023 and 2022 (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(unaudited)		(unaudited)
Income tax expense (benefit)	$25,865	$(2,193)	$1,638	$(9,627)
Effective tax rate	261.6%	493.9%	92.1%	(37.6)%
Income tax expense was $25.9 million for the three months ended September 30, 2023, as compared to income tax benefit of $2.2 million for the same period in the prior year. The change was primarily due to the larger pretax income in the third quarter of 2023. Income tax expense was $1.6 million for the nine months ended September 30, 2023, as compared to income tax benefit of $9.6 million for the same period in the prior year. The change was primarily due to certain tax benefits recognized with certain reorganization activities that occurred during the first quarter of 2022.
The change in the effective tax rates for both the three months ended September 30, 2023 and nine months ended September 30, 2023, as compared to the same periods in prior year, were primarily due to lower pretax earnings forecasted for 2023. ASC 740, Income Taxes (ASC 740), requires an estimate of the annual effective income tax rate for the full year and apply it to pretax income (loss) for each interim period, taking into account year-to-date amounts and projected results for the full year. The annual forecasted earnings represent the Company's best estimate as of September 30, 2023 and is subject to changes, which could have a material impact on the effective tax rate in subsequent periods.
12.    Leases
Operating lease assets and lease liabilities as reported on the unaudited condensed consolidated balance sheets are as follows (dollars in thousands):

	Balance Sheet Classification	September 30, 2023	December 31, 2022
		(unaudited)
Assets
Operating lease assets	Other assets	$29,456	$28,904
Total lease assets		$29,456	$28,904

Liabilities
Operating lease liabilities, current portion	Accounts payable and accrued liabilities	$8,480	$6,791
Operating lease liabilities, long-term	Operating lease liabilities, long-term	33,841	35,998
Total lease liabilities		$42,321	$42,789

13.    Composition of Other Balance Sheet Items
The following details the composition of other balance sheet items (dollars in thousands for amounts in tables):
Accounts Receivables, Net
As of September 30, 2023 and December 31, 2022, the Company has reduced accounts receivable by approximately $10.8 million and $13.0 million, respectively. Prompt pay discount and contractual service fees, which were originally recorded as a reduction to revenues, represents estimated amounts not expected to be paid by our customers. The Company's customers are primarily pharmaceutical wholesalers and distributors and specialty pharmacies.

Inventories

	September 30, 2023	December 31, 2022
	(unaudited)
Raw materials	$21,556	$24,820
Work in process	26,966	31,710
Finished goods	34,958	35,011
Total	$83,480	$91,541
Property and Equipment

	September 30, 2023	December 31, 2022
	(unaudited)
Lab equipment and furniture	$12,620	$12,127
Leasehold improvements	14,023	14,023
Software	883	883
Computer equipment	1,078	983
Construction-in-progress	—	206
	28,604	28,222
Less accumulated depreciation and amortization	(14,916)	(13,049)
Property and equipment, net	$13,688	$15,173
Depreciation and amortization expense on property and equipment was approximately $0.6 million and $1.9 million for the three and nine months ended September 30, 2023, and approximately $0.8 million and $2.2 million for the three and nine months ended September 30, 2022, respectively.
Accounts Payable and Accrued Liabilities

	September 30, 2023	December 31, 2022
	(unaudited)
Accounts payable	$3,389	$10,543
Accrued compensation, benefits, & related accruals	19,025	16,963
Accrued sales & marketing	11,656	16,783
Accrued R&D expenses	9,659	7,490
Accrued manufacturing expenses	9,569	15,216
Accrued royalties (1)	8,852	12,022
Operating lease liabilities, current portion (2)	8,480	6,791
Other accrued expenses	7,841	10,534
Total	$78,471	$96,342
_______________________________
(1) Refer to Note 15, Commitments and Contingencies.
(2) Refer to Note 12, Leases.
Accrued Product Returns and Rebates

	September 30, 2023	December 31, 2022
	(unaudited)
Accrued product rebates	$108,129	$106,657
Accrued product returns	54,344	45,008
Total	$162,473	$151,665

14.    Interest Expense
The following details the composition of interest expense (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(unaudited)		(unaudited)
Interest expense	$—	$(629)	$(1,321)	$(1,906)
Noncash interest expense on nonrecourse liability related to sale of future royalties	—	(566)	(562)	(1,988)
Noncash interest expense on debt	—	(529)	(532)	(1,582)
Total	$—	$(1,724)	$(2,415)	$(5,476)
Noncash interest expense on debt is related to amortization of deferred financing costs on the 2023 Notes. The Company fully amortized the deferred financing costs on the 2023 Notes in the first quarter of 2023.
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
As of December 31, 2022, the nonrecourse liability related to the sale of future royalties was $6.0 million and was included in Other current liabilities as reported on the condensed consolidated balance sheet.
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
NAMENDA XR/Namzaric Qui Tam Litigation
On April 1, 2019, Adamas was served with a complaint filed in the United States District Court for the Northern District of California (the District Court) (Case No. 3:18-cv-03018-JCS) against it and several Allergan entities alleging violations of federal and state false claims acts (FCA) in connection with the commercialization of NAMENDA XR and Namzaric by Allergan. The lawsuit is a qui tam complaint brought by an individual, asserting rights of the federal government and various state governments. The lawsuit was originally filed in May 2018 under seal, and Adamas became aware of the lawsuit when it was served. The complaint alleges that patents held by Allergan and Adamas covering NAMENDA XR and Namzaric were procured through fraud on the United States Patent and Trademark Office and that these patents were asserted against potential generic manufacturers of NAMENDA XR and Namzaric to prevent the generic manufacturers from entering the market, thereby wrongfully excluding generic competition resulting in artificially high price being charged to government payors. Adamas' patents in question were licensed exclusively to Forest Laboratories Holdings Limited. The complaint includes a claim for damages of "potentially more than $2.5 billion dollars," treble damages and statutory penalties. To date the federal and state governments have declined to intervene in this action. This case is currently stayed pending Adamas's and Allergan's interlocutory appeal of the District Court's December 11, 2020 order denying Adamas's and Allergan's motion to dismiss the complaint. The appeal was heard by the United States Court of Appeals for the Ninth Circuit (Case No. 21-80005). Argument was held on January 10, 2022. On August 25, 2022, the Ninth Circuit sided with the defendants by reversing the District Court’s public disclosure bar rulings and remanding the case back to the District Court to decide certain issues in the first instance. On October 11, 2022, the plaintiff filed a petition for rehearing with the Ninth Circuit which was denied on November 3, 2022. On December 23, 2022, the defendants filed renewed motions to dismiss directed to the remaining unresolved issue. On March 20, 2023, the District Court entered an order and final judgment dismissing with prejudice Silbersher’s Federal False Claims Act claim while declining to exercise supplemental jurisdiction over the state false claims act claims which were dismissed without prejudice. On April 19, 2023, the plaintiff appealed the District Court's dismissal of the Federal False Claims Act claim.

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
Apotex Settlement and License Agreements
The Company entered into a settlement and license agreements dated June 21, 2023 with Apotex Inc. to settle ongoing patent litigation regarding Apotex ANDA filings seeking approval to market a generic version of the Company's 150mg, 300mg, and 600mg strength Oxtellar XR (extended-release oxcarbazepine) tablets in September 2024, or sooner under certain conditions.

16. Subsequent Events

In October 2023, the Company resubmitted its New Drug Application (NDA) for its apomorphine infusion device (SPN-830) for the continuous treatment of motor fluctuations ("off" episodes) in Parkinson’s disease. In November 2023. the FDA accepted the resubmission of the NDA for SPN-830. The NDA is now considered filed, with a user fee goal date (PDUFA date) of April 5, 2024.

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

Research and Development
We are committed to the development of innovative product candidates in neurology and psychiatry, including the following:
SPN-830 (apomorphine infusion device) for treatment of PD
SPN-830 is a late-stage drug/device combination product candidate for the continuous treatment of motor fluctuations ("off" episodes) in PD patients that are not adequately controlled with oral levodopa and one or more adjunct PD medications. If approved, it would be the only continuous infusion of apomorphine available in the U.S. and an important step for PD patients that would have otherwise been candidates for potentially invasive surgical procedures, such as deep brain stimulation. Continuous slow infusion may also limit some of the side effects of a bolus injection of apomorphine.
In December 2021, we resubmitted the New Drug Application (NDA) to the FDA. In February 2022, we received a notice from the FDA that the resubmission of the NDA for SPN-830 was considered as a Standard Review and was assigned a PDUFA target action date in early October 2022. In October 2022, the FDA issued a Complete Response Letter (CRL) regarding the NDA for SPN-830. The CRL requires additional information and analysis related to the infusion device and drug product across several areas of the NDA including, but not limited to, labeling, product quality and manufacturing, device performance and risk analysis. In addition, the FDA mentions that approval of the NDA requires inspections that could not be completed in a timely manner due to COVID-19 travel restrictions. The CRL does not request additional efficacy and safety clinical studies. The FDA has made an initial determination that the amendment to the Company’s application in response to the CRL will be subject to a Class 2, or six-month, review timeline. In April 2023, the Company met with the FDA to discuss the CRL. In October 2023, the Company resubmitted the NDA for SPN-830. Refer to discussion under the Operational Highlights section below for a further regulatory update.
SPN-820 – Novel first-in-class molecule that increases mTORC1 mediated synaptic function for depression
SPN-820 is a first-in-class, orally active small molecule that increases the brain mechanistic target of rapamycin complex 1 (mTORC1) mediated synaptic function intracellularly. SPN-820 does not bind to or modulate any cell surface receptors and therefore is unlikely to have abuse potential given lack of binding to targets implicated in drug abuse. In addition, unlike leucine, it is not incorporated into proteins during protein synthesis, and therefore, it is more available at the target site in the brain than leucine.
SPN-817 – Novel first-in-class highly selective AChE inhibitor for epilepsy
SPN-817 represents a novel mechanism of action (MOA) for an anticonvulsant. SPN-817 is a novel synthetic form of huperzine A, a first in class, highly selective acetylcholinesterase (AChE) inhibitor, with pharmacological activities in CNS conditions such as focal epilepsy. The development will initially focus on the drug's anticonvulsant activity, which has been shown in preclinical models to be effective for the treatment of epilepsy. SPN-817 is in clinical development and has received Orphan Drug designation for several epilepsy indications from the FDA.

Operational Highlights
Qelbree Update
•Total IQVIA prescriptions were 163,344 in the third quarter of 2023, an increase of 73% compared to the same period last year and 12% compared to the second quarter of 2023.
•Qelbree continues to expand its base of prescribers, with approximately 24,189 prescribers in the third quarter of 2023, up from 21,291 prescribers in the second quarter of 2023.
•The Company presented new data at Psych Congress 2023 in September showing improved efficacy in children ages 6 years and older with ADHD when Qelbree is administered with stimulants, as well as in adults with ADHD who undergo long-term treatment with Qelbree.
Product Pipeline Update
SPN-830 (apomorphine infusion device) - Continuous treatment of motor fluctuations (“off” episodes) in Parkinson's Disease (PD)
•In November 2023, the FDA accepted the resubmission of the NDA for SPN-830. The resubmission is now considered filed, with a user fee goal date (PDUFA date) of April 5, 2024.
SPN-820 - Novel first-in-class activator of mTORC1 for the treatment of depression
•The Phase IIb multi-center randomized double-blind placebo-controlled parallel design study of SPN-820 in adults with treatment-resistant depression is ongoing. The study will examine the efficacy and safety of SPN-820 over a course of five weeks of treatment in approximately 268 patients in up to 50 clinical sites. The primary outcome measure is the change from baseline to end of treatment period on the Montgomery-Asberg Depression Rating Scale (MADRS) Total Score. Topline data from the Phase IIb trial is expected in 2025.
•The Company plans to initiate a Phase II open-label study in approximately 40 subjects with major depressive disorder (MDD) before year-end 2023. The primary objective of the study is to assess efficacy in MDD, as well as onset of efficacy.
SPN-817 – Novel first-in-class selective acetylcholinesterase (AChE) inhibitor for the treatment of epilepsy
•An open-label Phase IIa clinical study of SPN-817 for treatment-resistant seizures is ongoing. The study is examining the safety and tolerability of SPN-817 as adjunctive therapy in adult patients with treatment-resistant seizures, as well as assessing efficacy. The Company expects topline results from the Phase IIa study in the first half of 2024.
•The Company expects to initiate a Phase IIb randomized, double-blind, placebo-controlled study in approximately 436 patients with treatment-resistant focal seizures in the first half of 2024. The primary endpoint is change from baseline in focal seizure frequency per 28 days. Topline results from the Phase IIb study are expected in 2026.
SPN-443 – Novel stimulant for the treatment of ADHD/CNS
•The Company is planning in 2024 to initiate a Phase I single dose study in approximately 24 healthy adults following submission of an investigational new drug application. The primary objective of the study is to assess safety and tolerability.
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

Results of Operations
Comparison of the Three and Nine Months ended September 30, 2023 and 2022
Revenues
Revenues consist primarily of net product sales of our commercial products in the U.S., supplemented by royalty revenues from our collaborative licensing arrangements. The following table provides information regarding our revenues during the three and nine months ended months ended September 30, 2023 and 2022 (dollars in thousands):

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2023	2022	Amount	Percent	2023	2022	Amount	Percent
Net product sales
Qelbree	$37,081	$18,326	$18,755	102%	$93,840	$37,708	$56,132	149%
GOCOVRI	32,889	27,878	5,011	18%	87,650	75,179	12,471	17%
Oxtellar XR	29,644	30,528	(884)	(3)%	82,359	88,007	(5,648)	(6)%
Trokendi XR	20,625	69,599	(48,974)	(70)%	74,734	204,033	(129,299)	(63)%
APOKYN	21,510	18,261	3,249	18%	56,324	57,156	(832)	(1)%
Other(1)	7,255	8,132	(877)	(11)%	23,008	23,564	(556)	(2)%
Total net product sales	$149,004	$172,724	$(23,720)	(14)%	$417,915	$485,647	$(67,732)	(14)%
Royalty revenues	4,876	4,629	247	5%	25,292	14,263	11,029	77%
Total revenues	$153,880	$177,353	$(23,473)	(13)%	$443,207	$499,910	$(56,703)	(11)%
___________________________________________
(1) Includes net product sales of MYOBLOC, XADAGO and Osmolex ER.
Total net product sales decreased by $23.7 million and $67.7 million for the three and nine months ended September 30, 2023, as compared to the same periods in 2022, primarily due to the decline in net product sales of Trokendi XR which was partially offset by the increase in net product sales from Qelbree and GOCOVRI.
Qelbree net product sales increased by $18.8 million and $56.1 million for the three and nine months ended September 30, 2023 due to favorable unit prescription volume growth. The Company launched Qelbree for pediatric patients in May 2021 and for adult patients in May 2022 in the U.S. Trokendi XR net product sales decreased for the three and nine months ended September 30, 2023, as compared to the same periods in 2022 due to the loss of exclusivity with generics entering the market in January 2023.
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
The following table provides a summary of activity with respect to accrued product returns and rebates during the periods indicated (dollars in thousands):

	Accrued Product Returns and Rebates
	Product Returns	Product Rebates	Allowance for Sales Discounts	Total
Balance at December 31, 2022	$45,008	$106,657	$12,995	$164,660
Provision
Provision for current year sales	17,484	310,166	48,766	376,416
Adjustments relating to prior year sales	(52)	1,657	32	1,637
Total provision	$17,432	$311,823	$48,798	$378,053
Less: Actual payments/credits	(8,096)	(310,351)	(50,960)	(369,407)
Balance at September 30, 2023	$54,344	$108,129	$10,833	$173,306

	Accrued Product Returns and Rebates
	Product Returns	Product Rebates	Allowance for Sales Discounts	Total
Balance at December 31, 2021	$35,127	$97,597	$13,537	$146,261
Provision
Provision for current year sales	13,846	321,860	55,693	391,399
Adjustments relating to prior year sales	(3,225)	31	(3)	(3,197)
Total provision	$10,621	$321,891	$55,690	$388,202
Less: Actual payments/credits	(6,440)	(300,326)	(56,447)	(363,213)
Balance at September 30, 2022	$39,308	$119,162	$12,780	$171,250
Accrued Product Returns and Rebates
The accrued product returns balance increased from $39.3 million as of September 30, 2022 to $54.3 million as of September 30, 2023 principally due to the timing of related return activity and an increase in provision for product returns primarily related to Qelbree.
The accrued product rebates balance decreased from $119.2 million as of September 30, 2022 to $108.1 million as of September 30, 2023 due to lower gross sales primarily relating to the loss of exclusivity on Trokendi XR and timing of payments.
Provision for Product Returns and Rebates
The provision for product returns increased from $10.6 million for the nine months ended September 30, 2022 to $17.4 million for the nine months ended September 30, 2023. The increase was primarily attributable to an increase in volume of products sold with the launch of Qelbree for adults in 2022, partially offset by lower sales of Trokendi XR.
The provision for product rebates decreased from $321.9 million for the nine months ended September 30, 2022 to $311.8 million for nine months ended September 30, 2023. The decrease was primarily attributable to lower Trokendi XR sales partially offset by higher Qelbree sales.
Royalty Revenues
Royalty revenues were $4.9 million and $4.6 million for the three months ended September 30, 2023 and 2022, respectively. Royalty revenues were $25.3 million and $14.3 million for the nine months ended September 30, 2023 and 2022, respectively. The increase was primarily due to royalties on generic Trokendi XR for the nine months ended September 30, 2023. The Company entered into settlement agreements on Trokendi XR that allowed third party generics to enter the market beginning January 1, 2023 and required them to pay royalties to the Company.
Cost of Goods Sold
Cost of goods sold was $19.6 million and $25.9 million for the three months ended September 30, 2023 and 2022, respectively. The decrease was primarily due to higher reserves in 2022 for GOCOVRI. Cost of goods sold was $64.2 million and $64.3 million for the nine months ended September 30, 2023 and 2022, respectively. The $0.1 million increase was primarily due to higher Qelbree costs in 2023 offset by higher GOCOVRI and Qelbree inventory reserve in 2022.
Research and Development Expenses
R&D expenses were $22.7 million and $19.6 million for the three months ended September 30, 2023 and 2022, respectively. R&D expenses were $68.2 million and $56.8 million for the nine months ended September 30, 2023 and 2022, respectively. The increase for both periods was primarily due to increased clinical program costs on SPN-817 and SPN-820 and increased manufacturing costs for our product candidates.
Selling, General and Administrative Expenses
The following table provides information regarding our selling, general and administrative (SG&A) expenses during the periods indicated (dollars in thousands):

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2023	2022	Amount	Percent	2023	2022	Amount	Percent
Selling and marketing	$56,785	$85,704	$(28,919)	(34)%	$173,909	$219,798	$(45,889)	(21)%
General and administrative	25,915	26,610	(695)	(3)%	81,170	83,451	(2,281)	(3)%
Total	$82,700	$112,314	$(29,614)	(26)%	$255,079	$303,249	$(48,170)	(16)%
Selling, general and administrative expenses decreased by 26% to $82.7 million for the three months ended September 30, 2023 and by 16% to $255.1 million for the nine months ended September 30, 2023. The decrease in selling and marketing expenses was primarily attributable to activities to support the launch of Qelbree to the adult population and the Qelbree direct-to-consumer campaign, which substantially occurred in the third quarter of 2022. The decrease in general and administrative expenses was primarily due to higher professional and consulting costs to support finance and information and technology operations in 2022, which was partially offset by higher legal costs and share-based compensation expense in 2023.
Amortization of Intangible Assets
Amortization of intangible assets was $21.2 million and $20.6 million for the three months ended September 30, 2023 and 2022, respectively. Amortization of intangible assets was $61.3 million and $61.9 million for the nine months ended September 30, 2023 and 2022, respectively.
Contingent Consideration (Gain) Expense
Contingent consideration was a gain of $0.5 million and an expense of $0.5 million for the three months ended September 30, 2023 and 2022, respectively. Contingent consideration was a gain of $1.3 million and an expense of $1.9 million for the nine months ended September 30, 2023 and 2022, respectively. The contingent consideration gain was primarily driven by the change in estimated fair value of sales-based milestones associated with the Adamas Acquisition.
Other Income (Expense)
Other income (expense) was income of $1.8 million and $1.1 million for the three months ended September 30, 2023 and 2022, respectively.
Other income (expense) was income of $6.1 million and $13.8 million for the nine months ended September 30, 2023 and 2022, respectively. The $7.7 million decrease in other income was primarily due to the $12.9 million gain associated with the Navitor investment for the three months ended March 31, 2022, offset by a decrease of $3.1 million in interest expense due to the repayment of the 2023 Notes in the second quarter of 2023.
Income Tax Expense (Benefit)
Income tax expense was $25.9 million for the three months ended September 30, 2023 as compared to income tax benefit of $2.2 million for the same period in the prior year. The change was primarily due to the larger pretax income in the third quarter of 2023. Income tax expense was $1.6 million for the nine months ended September 30, 2023 as compared to income tax benefit of $9.6 million for the same period in the prior year. The change was primarily due to certain tax benefits recognized with certain reorganization activities that occurred during the first quarter of 2022.
The change in the effective tax rates for both the three months ended September 30, 2023 and nine months ended September 30, 2023, as compared to the same periods in prior year, were primarily due to lower pretax earnings forecasted for 2023. ASC 740, Income Taxes (ASC 740), requires an estimate of the annual effective income tax rate for the full year and apply it to pretax income (loss) for each interim period, taking into account year-to-date amounts and projected results for the full year. The annual forecasted earnings represent the Company's best estimate as of September 30, 2023 and is subject to changes, which could have a material impact on the effective tax rate in subsequent periods.
Financial Condition, Liquidity and Capital Resources
We have financed our operations primarily with cash generated from product sales, supplemented by revenues from royalty and licensing arrangements, as well as proceeds from the sale of equity and debt securities. Continued cash generation is highly dependent on the success of our commercial products, as well as the success of our product candidates if approved by the FDA. While we expect continued profitability in future years, we anticipate there may be significant variability from year to year in the level of our profits particularly due to the commercial launch of Qelbree and the future commercial launch of SPN-830

(apomorphine infusion device), if approved by the FDA; continued market and payor pressures for our commercial products; the unfavorable impact of the loss of patent exclusivity for Trokendi XR in January 2023; and the likely unfavorable impact of the upcoming loss of patent exclusivity of Oxtellar XR in September 2024, or sooner under certain conditions.
The Company believes its balances of cash, cash equivalents, marketable securities and long-term marketable securities, which totaled $225.3 million as of September 30, 2023, along with cash generated from ongoing operations and continued access to debt markets, will be sufficient to satisfy its cash requirements over the next 12 months and beyond.
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
Cash and Cash Equivalents and Marketable Securities
Cash and cash equivalents, marketable securities, and long-term marketable securities are comprised of the following (dollars in thousands):

	September 30	December 31	Change
	2023	2022	Amount	Percent
Cash and cash equivalents	$94,985	$93,120	$1,865	2%
Marketable securities	105,204	368,214	(263,010)	(71)%
Long-term marketable securities	25,125	93,896	(68,771)	(73)%
Total	$225,314	$555,230	$(329,916)	(59)%
The decrease is primarily attributable to the repayment of the 2023 Notes on April 1, 2023, partially offset by cash generated from operations.

Cash Flows
Cash flows are comprised of the following (dollars in thousands):

	Nine Months Ended September 30,		Change
	2023	2022	Amount
Net cash provided by (used in):
Operating activities	$66,127	$89,262	$(23,135)
Investing activities	334,710	(167,898)	502,608
Financing activities	(398,972)	(13,306)	(385,666)
Net change in cash and cash equivalents	$1,865	$(91,942)	$93,807
Cash and cash equivalents at beginning of year	93,120	203,434	(110,314)
Cash and cash equivalents at end of period	$94,985	$111,492	$(16,507)
Operating Activities
Net cash provided by operating activities was $66.1 million and $89.3 million for the nine months ended September 30, 2023 and 2022, respectively. The decrease in cash flows provided by operating activities is primarily due to the decrease in earnings as well as changes in working capital which reflects the timing impacts of changes in receivables, inventory, and payables.
Investing Activities
Net cash provided by investing activities was $334.7 million for the nine months ended September 30, 2023 compared to $167.9 million used during the same period in 2022, primarily due to the proceeds from the sale and maturities of investments in marketable securities which were used to pay off the 2023 Notes.
Financing Activities
Net cash used by financing activities were $399.0 million and $13.3 million for the nine months ended September 30, 2023 and 2022, respectively. The increase in cash flows used by financing activities is primarily due to the payment of the total principal amount due on the 2023 Notes. On March 30, 2023, the Company transferred funds totaling $403.8 million to the Trustee (Wilmington Trust) related to the repayment of the 2023 Notes which was reported as restricted cash in the first quarter of 2023. On April 1, 2023, the Company paid the total principal amount of $402.5 million under the 2023 Notes and the remaining outstanding interest due of $1.3 million with the restricted cash. This increase was slightly offset by the payment of $22.9 million for a contingent consideration milestone associated with the USWM Acquisition during the same period in 2022.
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
Item 3.    Quantitative and Qualitative Disclosures About Market Risk
The primary objective of our investment activities is to preserve our capital to fund operations and to facilitate business development activities. We also seek to maximize income from our investments without assuming significant interest rate risk, liquidity risk, or risk of default by investing in investment grade securities with maturities of four years or less. Our exposure to market risk is confined to investments in cash and cash equivalents, marketable securities, and long-term marketable securities. As of September 30, 2023, we had cash and cash equivalents, marketable securities, and long-term marketable securities of $225.3 million.
We fully repaid the outstanding principal and interest on the 2023 Notes in April 2023.

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
We may contract with clinical research organizations (CROs) and investigational sites globally. Currently, we have ongoing clinical trials being conducted outside the U.S. We do not hedge our foreign currency exchange rate risk. Transactions denominated in currencies other than the U.S. dollar are recorded based on exchange rates at the time such transactions arise. As of September 30, 2023 and December 31, 2022, substantially all of our liabilities were denominated in the U.S. dollar.
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
Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures required by Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act has been appropriately recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosure. We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2023, the end of the period covered by this report. Based on that evaluation, under the supervision and with the participation of our management, including our CEO and CFO, we concluded that our disclosure controls and procedures are effective as of September 30, 2023.
Changes in Internal Control over Financial Reporting
Our management, including our CEO and CFO, evaluated changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2023.

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rule 13a-15 that occurred during the quarter ended September 30, 2023 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.
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
Oxtellar XR®
I. Supernus Pharmaceuticals, Inc. v. Apotex Inc., et al., C.A. No. 20-cv-7870 (MAS)(TJB) (D.N.J.)
The Company received a Paragraph IV Notice Letter from generic drug makers Apotex Inc. and Apotex Corp. (collectively, “Apotex”) dated May 13, 2020, directed to nine of its Oxtellar XR® Orange Book patents. Supernus’s U.S. Patent Nos. 7,722,898; 7,910,131; 8,617,600; 8,821,930; 9,119,791; 9,351,975; 9,370,525; 9,855,278; and 10,220,042 generally cover once-a-day oxcarbazepine formulations and methods of treating seizures using those formulations. The FDA Orange Book lists all nine of the Company’s Oxtellar XR® patents as expiring on April 13, 2027. On June 26, 2020, the Company filed a lawsuit against Apotex alleging infringement of the Company’s nine patents. The Complaint—filed in the U.S. District Court for the District of New Jersey—alleges, inter alia, that Apotex infringed the Company’s Oxtellar XR® patents by submitting to the FDA an Abbreviated New Drug Application (“ANDA”) seeking to market a generic version of Oxtellar XR® prior to the expiration of the Company’s patents. Filing its June 26, 2020, Complaint within 45 days of receiving Apotex’s Paragraph IV certification notice entitles Supernus to an automatic stay preventing the FDA from approving Apotex’s ANDA for 30 months from the date of the Company’s receipt of the Paragraph IV Notice Letter. On September 4, 2020, Apotex answered the Complaint and denied the substantive allegations of the Complaint, asserting affirmative defenses that include non-infringement and invalidity. Apotex also asserted Counterclaims seeking declaratory judgments of non-infringement for the nine Oxtellar XR® Orange Book patents. On October 30, 2020, the Company filed its Reply, denying the substantive allegations of Apotex’s Counterclaims. On January 27, 2022, the Court issued an Order staying all litigation proceedings and administratively terminated the action. The Court lifted the stay on July 01, 2022. Pursuant to the Court’s January 27, 2022, and July 01, 2022, Orders, the 30-month Stay was extended by 152 days from November 14, 2022, to April 15, 2023. On August 1, 2022, the Court issued an Order consolidating this lawsuit with another pending lawsuit against Apotex, C.A. No. 22-cv-322 (D.N.J.), discussed in Section II, below. The Court issued a revised Scheduling Order on December 20, 2022, that further extends the 30‑month stay. The Company entered into a settlement agreement with Apotex, and on June 27, 2023, a stipulation of dismissal without prejudice was entered by the U.S. District Court for the District of New Jersey. The agreement has been submitted to the applicable governmental agencies.
II. Supernus Pharmaceuticals, Inc. v. Apotex Inc., et al., C.A. No. 22-cv-322 (FLW)(TJB) (D.N.J.)
The Company received a Paragraph IV Notice Letter from generic drug makers Apotex Inc. and Apotex Corp. (collectively, “Apotex”) dated December 10, 2021, directed to one of its Oxtellar XR® Orange Book patents. Supernus’s U.S. Patent No. 11,166,960 generally covers once-a-day oxcarbazepine formulations and methods of treating seizures using those formulations. The FDA Orange Book lists U.S. Patent No. 11,166,960 as expiring on April 13, 2027. On January 24, 2022, the Company filed a lawsuit against Apotex alleging infringement of U.S. Patent No. 11,166,960. The Complaint—filed in the U.S. District Court for the District of New Jersey—alleges, inter alia, that Apotex infringed U.S. Patent No. 11,166,960 by submitting to the FDA an Abbreviated New Drug Application (“ANDA”) seeking to market a generic version of Oxtellar XR® prior to the expiration of U.S. Patent No. 11,166,960. On January 27, 2022, in related action, C.A. No. 20-cv-7870 (D.N.J.), the Court issued an Order staying all litigation proceedings and administratively terminated that related action. That Order further indicated that this action, i.e., C.A. No. 22-cv-322 (D.N.J.), will also be stayed. The Court lifted the stay of both actions on July 01, 2022. Pursuant to the Court’s January 27, 2022, and July 01, 2022, Orders, the 30-month Stay was extended by 152 days from November 14, 2022, to April 15, 2023. On August 1, 2022, the Court issued an Order consolidating this lawsuit with another pending lawsuit against Apotex, C.A. No. 20-cv-7870 (D.N.J.), discussed in Section I, above, and administratively terminated C.A. No. 22-cv-322 (D.N.J.). In related action C.A. No. 20-cv-7870 (D.N.J.), the Court issued a revised Scheduling Order on December 20, 2022, that further extends the 30-month stay. The Company entered into a settlement agreement with Apotex, and on June 27, 2023, a stipulation of dismissal without prejudice was entered by the U.S. District Court for the District of New Jersey. The agreement has been submitted to the applicable governmental agencies.

III. Supernus Pharmaceuticals, Inc. v. RiconPharma LLC, et al., C.A. No. 21-cv-12133 (MEF)(MAH) (D.N.J.)
The Company received a Paragraph IV Notice Letter from generic drug maker RiconPharma LLC dated April 20, 2021, directed to nine of its Oxtellar XR® Orange Book patents. Supernus’s U.S. Patent Nos. 7,722,898; 7,910,131; 8,617,600; 8,821,930; 9,119,791; 9,351,975; 9,370,525; 9,855,278; and 10,220,042 generally cover once-a-day oxcarbazepine formulations and methods of treating seizures using those formulations. The FDA Orange Book lists all nine of the Company’s Oxtellar XR® patents as expiring on April 13, 2027. On June 03, 2021, the Company filed a lawsuit against RiconPharma LLC and Ingenus Pharmaceuticals, LLC (collectively, “Ricon”) alleging infringement of the Company’s nine Oxtellar XR® patents. The Complaint—filed in the U.S. District Court for the District of New Jersey—alleges, inter alia, that Ricon infringed the Company’s Oxtellar XR® patents by submitting to the FDA an Abbreviated New Drug Application (“ANDA”) seeking to market a generic version of Oxtellar XR® prior to the expiration of the Company’s patents. Filing its June 03, 2021, Complaint within 45 days of receiving Ricon’s Paragraph IV certification notice entitles Supernus to an automatic stay preventing the FDA from approving Ricon’s ANDA for 30 months from the date of the Company’s receipt of the Paragraph IV Notice Letter. On August 30, 2021, Ricon answered the Complaint and denied the substantive allegations of the Complaint, asserting affirmative defenses that include non-infringement and invalidity. Ricon also asserted Counterclaims seeking declaratory judgments of non‑infringement for the nine Oxtellar XR® Orange Book patents. Supernus filed a motion to strike the jury demand in Ricon’s answer. On December 06, 2021, the Court signed an Order withdrawing the Jury demand from Ricon’s answer. On December 13, 2021, Ricon filed an amended Answer to Supernus’s Complaint. On December 15, 2021, the Company filed its reply, denying the substantive allegations of Ricon’s Counterclaims. On November 22, 2022, the Court issued an Order consolidating for all purposes this lawsuit with another pending lawsuit against Ricon, C.A. No. 22-cv-6340 (D.N.J.), discussed in Section IV, below. The Court issued a revised Scheduling Order on June 27, 2023, that provides a Joint Final Pretrial Order deadline of July 12, 2024. The Company entered into a settlement agreement with Ricon, and on August 21, 2023, a stipulation of dismissal without prejudice was entered by the U.S. District Court for the District of New Jersey. The agreement has been submitted to the applicable government agencies.
IV. Supernus Pharmaceuticals, Inc. v. RiconPharma LLC, et al., C.A. No. 22-cv-6340 (KM)(MAH) (D.N.J.)
The Company received a Paragraph IV Notice Letter from generic drug maker RiconPharma, LLC (“Ricon”) dated October 07, 2022, directed to one of its Oxtellar XR® Orange Book patents. Supernus’s U.S. Patent No. 11,166,960 generally covers once-a-day oxcarbazepine formulations and methods of treating seizures using those formulations. The FDA Orange Book lists U.S. Patent No. 11,166,960 as expiring on April 13, 2027. On October 28, 2022, the Company filed a lawsuit against Ricon alleging infringement of U.S. Patent No. 11,166,960. The Complaint—filed in the U.S. District Court for the District of New Jersey—alleges, inter alia, that Ricon infringed U.S. Patent No. 11,166,960 by submitting to the FDA an Abbreviated New Drug Application (“ANDA”) seeking to market a generic version of Oxtellar XR® prior to the expiration of U.S. Patent No. 11,166,960. On November 22, 2022, the Court issued an Order consolidating for all purposes this lawsuit with another pending lawsuit against Ricon, C.A. No. 21-cv-12133 (D.N.J.), discussed in Section III, above. The Court further ordered that this action—C.A. No. 22-cv-6340 (D.N.J.)—be administratively terminated.
V. Supernus Pharmaceuticals, Inc. v. Ajanta Pharma Limited, C.A. No. 22-cv-1431 (GBW) (D. Del.)
The Company received a Paragraph IV Notice Letter from generic drug maker Ajanta Pharma Limited (“Ajanta”) dated September 19, 2022, directed to ten of its Oxtellar XR® Orange Book patents. Supernus’s U.S. Patent Nos. 7,722,898; 7,910,131; 8,617,600; 8,821,930; 9,119,791; 9,351,975; 9,370,525; 9,855,278; 10,220,042; and 11,166,960 generally cover once-a-day oxcarbazepine formulations and methods of treating seizures using those formulations. The FDA Orange Book lists all ten of the Company’s Oxtellar XR® patents as expiring on April 13, 2027. On October 28, 2022, the Company filed a lawsuit against Ajanta alleging infringement of the Company’s ten Oxtellar XR® patents. The Complaint—filed in the U.S. District Court for the District of Delaware—alleges, inter alia, that Ajanta infringed the Company’s Oxtellar XR® patents by submitting to the FDA an Abbreviated New Drug Application (“ANDA”) seeking to market a generic version of Oxtellar XR® prior to the expiration of the Company’s patents. Filing its October 28, 2022, Complaint within 45 days of receiving Ajanta’s Paragraph IV certification notice entitles Supernus to an automatic stay preventing the FDA from approving Ajanta’s ANDA for 30 months from the date of the Company’s receipt of the Paragraph IV Notice Letter. On January 03, 2023, Ajanta answered the Complaint and denied the substantive allegations of the Complaint, asserting affirmative defenses that include non-infringement and invalidity. Ajanta also asserted Counterclaims seeking declaratory judgments of non-infringement and invalidity. On January 24, 2023, the Company filed its Reply, denying the substantive allegations of Ajanta’s Counterclaims. The Court issued a Scheduling Order on July 13, 2023, that sets a trial date of February 10, 2025. Pretrial discovery is ongoing as of the date of this filing.

Trokendi XR®
VI. Supernus Pharmaceuticals, Inc. v. Ajanta Pharma Limited, et al., C.A. No. 21-cv-6964 (GC)(DEA) (D.N.J.)
The Company received a Paragraph IV Notice Letter from generic drug maker Ajanta Pharma Limited dated February 10, 2021, directed to ten of its Trokendi XR® Orange Book patents. Supernus’s U.S. Patent Nos. 8,298,576; 8,298,580; 8,663,683; 8,877,248; 8,889,191; 8,992,989; 9,549,940; 9,555,004; 9,622,983; and 10,314,790 generally cover once-a-day topiramate formulations and methods of treating or preventing seizures and migraines using those formulations. The FDA Orange Book currently lists United States Patent No. 8,298,576 as expiring on April 04, 2028, and United States Patent Nos. 8,298,580; 8,663,683; 8,877,248; 8,889,191; 8,992,989; 9,549,940; 9,555,004; 9,622,983; and 10,314,790 as expiring on November 16, 2027. On March 26, 2021, the Company filed a lawsuit against Ajanta Pharma Limited and Ajanta Pharma USA Inc. (collectively “Ajanta”) alleging infringement of the Company’s Trokendi XR® Orange Book patents. The Complaint—filed in the U.S. District Court for the District of New Jersey—alleges, inter alia, that Ajanta infringed the Company’s Trokendi XR® patents by submitting to the FDA an Abbreviated New Drug Application (“ANDA”) seeking to market a generic version of Trokendi XR® prior to the expiration of the Company’s patents. Filing its March 26, 2021, Complaint within 45 days of receiving Ajanta’s Paragraph IV certification notice entitles Supernus to an automatic stay preventing the FDA from approving Ajanta’s ANDA for 30 months from the date of the Company’s receipt of the Paragraph IV Notice Letter. On June 07, 2021, Ajanta answered the Complaint and denied the substantive allegations of the Complaint, asserting affirmative defenses that include non-infringement and invalidity. Ajanta also asserted Counterclaims seeking declaratory judgments of non‑infringement and invalidity for the Trokendi XR® Orange Book patents. On June 28, 2021, the Company filed its reply, denying the substantive allegations of Ajanta’s Counterclaims. Following the initial Rule 16 Scheduling Conference, the Court issued a case schedule. On December 17, 2021, the Court issued an order consolidating this lawsuit with the lawsuit against Torrent, discussed in Section VII, below. The consolidation order extended the 30‑month stay preventing the FDA from approving Ajanta’s ANDA to December 16, 2023. The Company entered into a settlement agreement with Ajanta, and on April 04, 2023, a stipulation of dismissal without prejudice was entered by the U.S. District Court for the District of New Jersey. The agreement has been submitted to the applicable governmental agencies.
VII. Supernus Pharmaceuticals, Inc. v. Torrent Pharmaceuticals Ltd., et al., C.A. No. 21-cv-14268 (GC)(DEA) (D.N.J.)
The Company received a Paragraph IV Notice Letter from generic drug maker Torrent Pharmaceuticals Ltd. dated June 15, 2021, directed to ten of its Trokendi XR® Orange Book patents. Supernus’s U.S. Patent Nos. 8,298,576; 8,298,580; 8,663,683; 8,877,248; 8,889,191; 8,992,989; 9,549,940; 9,555,004; 9,622,983; and 10,314,790 generally cover once-a-day topiramate formulations and methods of treating or preventing seizures and migraines using those formulations. The FDA Orange Book currently lists United States Patent No. 8,298,576 as expiring on April 04, 2028, and United States Patent Nos. 8,298,580; 8,663,683; 8,877,248; 8,889,191; 8,992,989; 9,549,940; 9,555,004; 9,622,983; and 10,314,790 as expiring on November 16, 2027. On July 28, 2021, the Company filed a lawsuit against Torrent Pharmaceuticals Ltd. and Torrent Pharma Inc. (collectively, “Torrent”) alleging infringement of the Company’s Trokendi XR® Orange Book patents. The Complaint—filed in the U.S. District Court for the District of New Jersey—alleges, inter alia, that Torrent infringed the Company’s Trokendi XR® patents by submitting to the FDA an Abbreviated New Drug Application (“ANDA”) seeking to market a generic version of Trokendi XR® prior to the expiration of the Company’s patents. Filing its July 28, 2021, Complaint within 45 days of receiving Torrent’s Paragraph IV certification notice entitles Supernus to an automatic stay preventing the FDA from approving Torrent’s ANDA for 30 months from the date of the Company’s receipt of the Paragraph IV Notice Letter. On September 29, 2021, Torrent answered the Complaint and denied the substantive allegations of the Complaint, asserting affirmative defenses that include non-infringement and invalidity. Torrent also asserted Counterclaims seeking declaratory judgments of non‑infringement for the Trokendi XR® Orange Book patents. On November 3, 2021, the Company filed its reply, denying the substantive allegations of Torrent’s Counterclaims. Following the initial Rule 16 Scheduling Conference, the Court issued a case schedule. On December 17, 2021, the Court issued an order consolidating this lawsuit with the lawsuit against Ajanta, discussed in Section VI, above. The Court held a bench trial between July 31, 2023, and August 03, 2023. Closing arguments for the trial were held on October 04, 2023. The Court has not issued its trial decision as of the date of this filing.
VIII. Supernus Pharmaceuticals, Inc. v. Lupin Limited, et al., C.A. No. 21-cv-1293 (MN) (D. Del.)
The Company received a Paragraph IV Notice Letter from generic drug maker Lupin Limited dated July 29, 2021, directed to ten of its Trokendi XR® Orange Book patents. Supernus’s U.S. Patent Nos. 8,298,576; 8,298,580; 8,663,683; 8,877,248; 8,889,191; 8,992,989; 9,549,940; 9,555,004; 9,622,983; and 10,314,790 generally cover once-a-day topiramate formulations and methods of treating or preventing seizures and migraines using those formulations. The FDA Orange Book currently lists United States Patent No. 8,298,576 as expiring on April 04, 2028, and United States Patent Nos. 8,298,580; 8,663,683; 8,877,248; 8,889,191; 8,992,989; 9,549,940; 9,555,004; 9,622,983; and 10,314,790 as expiring on November 16,

2027. On September 10, 2021, the Company filed a lawsuit against Lupin Limited, Lupin Atlantis Holdings S.A., Nanomi B.V., Lupin Inc., and Lupin Pharmaceuticals, Inc. (collectively, “Lupin”) alleging infringement of the Company’s Trokendi XR® Orange Book patents. The Complaint—filed in the U.S. District Court for the District of Delaware—alleges, inter alia, that Lupin infringed the Company’s Trokendi XR® patents by submitting to the FDA an Abbreviated New Drug Application (“ANDA”) seeking to market a generic version of Trokendi XR® prior to the expiration of the Company’s patents. Filing its September 10, 2021, Complaint within 45 days of receiving Lupin’s Paragraph IV certification notice entitles Supernus to an automatic stay preventing the FDA from approving Lupin’s ANDA for 30 months from the date of the Company’s receipt of the Paragraph IV Notice Letter. On December 20, 2021, Lupin answered the Complaint and denied the substantive allegations of the Complaint, asserting affirmative defenses that include non-infringement and invalidity. Lupin also asserted Counterclaims seeking declaratory judgments of non‑infringement and invalidity for the Trokendi XR® Orange Book patents. On January 10, 2022, the Company filed its reply, denying the substantive allegations of Lupin’s Counterclaims. On May 11, 2023, the Company and Lupin filed a Stipulation and [Proposed] Order to Amend Scheduling Order, that proposed an extension of the 30-month stay to March 30, 2024, but also stated that “the parties do not object to the Court exercising its discretion to further extend the expiration of the 30-month stay beyond the Proposed Date of March 30, 2024 as the Court deems appropriate.” On May 12, 2023, the Court issued a revised scheduling order that provides for a Final Pretrial Conference on March 12, 2024, and a five-day bench trial beginning on March 18, 2024. Pretrial discovery is ongoing as of the date of this filing.
IX. Supernus Pharmaceuticals, Inc. v. Zydus Pharmaceuticals (USA) Inc., et al., C.A. No. 21-cv-17104 (GC)(LHG) (D.N.J.)
The Company received a Paragraph IV Notice Letter from generic drug maker Zydus Pharmaceuticals (USA) Inc. dated August 05, 2021, directed to ten of its Trokendi XR® Orange Book patents. Supernus’s U.S. Patent Nos. 8,298,576; 8,298,580; 8,663,683; 8,877,248; 8,889,191; 8,992,989; 9,549,940; 9,555,004; 9,622,983; and 10,314,790 generally cover once-a-day topiramate formulations and methods of treating or preventing seizures and migraines using those formulations. The FDA Orange Book currently lists United States Patent No. 8,298,576 as expiring on April 04, 2028, and United States Patent Nos. 8,298,580; 8,663,683; 8,877,248; 8,889,191; 8,992,989; 9,549,940; 9,555,004; 9,622,983; and 10,314,790 as expiring on November 16, 2027. On September 17, 2021, the Company filed a lawsuit against Zydus Pharmaceuticals (USA) Inc. and Cadila Healthcare Limited (collectively, “Zydus”) alleging infringement of the Company’s Trokendi XR® Orange Book patents. The Complaint—filed in the U.S. District Court for the District of New Jersey—alleges, inter alia, that Zydus infringed the Company’s Trokendi XR® patents by submitting to the FDA an Abbreviated New Drug Application (“ANDA”) seeking to market a generic version of Trokendi XR® prior to the expiration of the Company’s patents. Filing its September 17, 2021, Complaint within 45 days of receiving Zydus’s Paragraph IV certification notice entitles Supernus to an automatic stay preventing the FDA from approving Zydus’s ANDA for 30 months from the date of the Company’s receipt of the Paragraph IV Notice Letter. The August 05, 2021, Paragraph IV Notice Letter from Zydus Pharmaceuticals (USA) Inc. concerns Zydus’s proposed generic equivalent of the 200 mg strength of Trokendi XR®.[1] The August 05, 2021, Paragraph IV Notice Letter referenced herein does not concern the same ANDA as the one that was at issue in the previous lawsuit. On December 28, 2021, Zydus answered the Complaint and denied the substantive allegations of the Complaint, asserting affirmative defenses that include non-infringement and invalidity. On April 29, 2022, the Court issued a scheduling order. The Company entered into a settlement agreement with Zydus, and on January 06, 2023, a stipulation of dismissal without prejudice was entered by the U.S. District Court for the District of New Jersey. The agreement has been submitted to the applicable governmental agencies.
X. Supernus Pharmaceuticals, Inc. v. Alkem Laboratories Ltd., C.A. No. 22-cv-3511 (EEB)(SRH) (N.D. Ill.)
The Company received a Paragraph IV Notice Letter from generic drug maker Alkem Laboratories Ltd. dated May 25, 2022, directed to ten of its Trokendi XR® Orange Book patents. Supernus’s U.S. Patent Nos. 8,298,576; 8,298,580; 8,663,683; 8,877,248; 8,889,191; 8,992,989; 9,549,940; 9,555,004; 9,622,983; and 10,314,790 generally cover once-a-day topiramate formulations and methods of treating or preventing seizures and migraines using those formulations. The FDA Orange Book currently lists United States Patent No. 8,298,576 as expiring on April 04, 2028, and United States Patent Nos. 8,298,580; 8,663,683; 8,877,248; 8,889,191; 8,992,989; 9,549,940; 9,555,004; 9,622,983; and 10,314,790 as expiring on November 16, 2027. On July 6, 2022, the Company filed a lawsuit against Alkem Laboratories Ltd. (“Alkem”) alleging infringement of the Company’s Trokendi XR® Orange Book patents. The Complaint—filed in the U.S. District Court for the Northern District of Illinois—alleges, inter alia, that Alkem infringed the Company’s Trokendi XR® patents by submitting to the FDA an Abbreviated New Drug Application (“ANDA”) seeking to market a generic version of Trokendi XR® prior to the expiration of the Company’s
1 Previously, the Company was in a lawsuit against Zydus Pharmaceuticals (USA) Inc. and Cadila Healthcare Limited concerning an Abbreviated New Drug Application (“ANDA”) for Zydus’s proposed generic equivalents of the 25 mg, 50 mg, and 100 mg strengths of Trokendi XR®. A settlement agreement was entered into between the Company and Zydus Pharmaceuticals (USA) Inc. and Cadila Healthcare Limited concerning the previous lawsuit. See https://www.sec.gov/Archives/edgar/data/1356576/000110465917031191/a17-10293_1ex10d1.htm.

patents. Filing its July 06, 2022, Complaint within 45 days of receiving Alkem’s Paragraph IV certification notice entitles Supernus to an automatic stay preventing the FDA from approving Alkem’s ANDA for 30 months from the date of the Company’s receipt of the Paragraph IV Notice Letter. On October 03, 2022, Alkem answered the Complaint and denied the substantive allegations of the Complaint, asserting affirmative defenses that include non-infringement and invalidity. The Company entered into a settlement agreement with Alkem, and on March 20, 2023, a stipulation of dismissal without prejudice was entered by the U.S. District Court for the Northern District of Illinois. The agreement has been submitted to the applicable governmental agencies.
XI. Supernus Pharmaceuticals, Inc. v. Dr. Reddy’s Laboratories, Ltd., et al., C.A. No. 22-cv-4705 (GC)(JBD) (D.N.J.)
The Company received a Paragraph IV Notice Letter from generic drug makers Dr, Reddy’s Laboratories Ltd. and Dr. Reddy’s Laboratories, Inc. dated June 09, 2022, directed to ten of its Trokendi XR® Orange Book patents. Supernus’s U.S. Patent Nos. 8,298,576; 8,298,580; 8,663,683; 8,877,248; 8,889,191; 8,992,989; 9,549,940; 9,555,004; 9,622,983; and 10,314,790 generally cover once-a-day topiramate formulations and methods of treating or preventing seizures and migraines using those formulations. The FDA Orange Book currently lists United States Patent No. 8,298,576 as expiring on April 04, 2028, and United States Patent Nos. 8,298,580; 8,663,683; 8,877,248; 8,889,191; 8,992,989; 9,549,940; 9,555,004; 9,622,983; and 10,314,790 as expiring on November 16, 2027. On July 22, 2022, the Company filed a lawsuit against Dr, Reddy’s Laboratories Ltd. and Dr. Reddy’s Laboratories, Inc. (“DRL”) alleging infringement of the Company’s Trokendi XR® Orange Book patents. The Complaint—filed in the U.S. District Court for the District of New Jersey—alleges, inter alia, that DRL infringed the Company’s Trokendi XR® patents by submitting to the FDA an Abbreviated New Drug Application (“ANDA”) seeking to market a generic version of Trokendi XR® prior to the expiration of the Company’s patents. Filing its July 22, 2022, Complaint within 45 days of receiving DRL’s Paragraph IV certification notice entitles Supernus to an automatic stay preventing the FDA from approving DRL’s ANDA for 30 months from the date of the Company’s receipt of the Paragraph IV Notice Letter. On October 07, 2022, DRL answered the Complaint and denied the substantive allegations of the Complaint, asserting affirmative defenses that include non-infringement and invalidity. The Company entered into a settlement agreement with DRL, and on June 28, 2023, a stipulation of dismissal without prejudice was entered by the U.S. District Court for the District of New Jersey. The agreement has been submitted to the applicable governmental agencies.
XII. Supernus Pharmaceuticals, Inc. v. Ascent Pharmaceuticals Inc., et al., C.A. No. 23-cv-4015 (GC)(DEA) (D.N.J.)
The Company received a Paragraph IV Notice Letter from generic drug maker Ascent Pharmaceuticals Inc. dated June 15, 2023, directed to ten of its Trokendi XR® Orange Book patents. Supernus’s U.S. Patent Nos. 8,298,576; 8,298,580; 8,663,683; 8,877,248; 8,889,191; 8,992,989; 9,549,940; 9,555,004; 9,622,983; and 10,314,790 generally cover once-a-day topiramate formulations and methods of treating or preventing seizures and migraines using those formulations. The FDA Orange Book currently lists United States Patent No. 8,298,576 as expiring on April 04, 2028, and United States Patent Nos. 8,298,580; 8,663,683; 8,877,248; 8,889,191; 8,992,989; 9,549,940; 9,555,004; 9,622,983; and 10,314,790 as expiring on November 16, 2027. On July 26, 2023, the Company filed a lawsuit against Ascent Pharmaceuticals Inc., Camber Pharmaceuticals, Inc., and Hetero Labs Ltd. (collectively, “Ascent”) alleging infringement of the Company’s Trokendi XR® Orange Book patents. The Complaint—filed in the U.S. District Court for the District of New Jersey—alleges, inter alia, that Ascent infringed the Company’s Trokendi XR® patents by submitting to the FDA an Abbreviated New Drug Application (“ANDA”) seeking to market a generic version of Trokendi XR® prior to the expiration of the Company’s patents. Filing its July 26, 2023, Complaint within 45 days of receiving Ascent’s Paragraph IV certification notice entitles Supernus to an automatic stay preventing the FDA from approving Ascent’s ANDA for 30 months from the date of the Company’s receipt of the Paragraph IV Notice Letter. On September 28, 2023, the Court entered a stipulation of dismissal without prejudice as to only defendants Camber and Hetero, which included stipulations that, among other things: (i) Ascent Pharma will not contest personal jurisdiction or venue in this District for this Action; (ii) Camber and Hetero will be bound by any injunction in this Action to the extent it concerns the Ascent ANDA; and (iii) Ascent Pharma will collect and produce any relevant discovery that is in the possession, custody, or control of Camber and Hetero. On October 11, 2023, Ascent Pharma answered the Complaint and denied the substantive allegations of the Complaint, asserting affirmative defenses that include non-infringement and invalidity. The Court has not issued a Scheduling Order as of the date of this filing.
XIII. Supernus Pharmaceuticals, Inc. v. Ascent Pharmaceuticals Inc., et al., C.A. No. 23-cv-5720 (E.D.N.Y.)
The Company received a Paragraph IV Notice Letter from generic drug maker Ascent Pharmaceuticals Inc. dated June 15, 2023, directed to ten of its Trokendi XR® Orange Book patents. Supernus’s U.S. Patent Nos. 8,298,576; 8,298,580; 8,663,683; 8,877,248; 8,889,191; 8,992,989; 9,549,940; 9,555,004; 9,622,983; and 10,314,790 generally cover once-a-day topiramate formulations and methods of treating or preventing seizures and migraines using those formulations. The FDA Orange Book currently lists United States Patent No. 8,298,576 as expiring on April 04, 2028, and United States Patent Nos. 8,298,580; 8,663,683; 8,877,248; 8,889,191; 8,992,989; 9,549,940; 9,555,004; 9,622,983; and 10,314,790 as expiring on November 16,

2027. On July 28, 2023, the Company filed a lawsuit against Ascent Pharmaceuticals Inc., Camber Pharmaceuticals, Inc., and Hetero Labs Ltd. (collectively, “Ascent”) alleging infringement of the Company’s Trokendi XR® Orange Book patents. The Complaint—filed in the U.S. District Court for the Eastern District of New York—alleges, inter alia, that Ascent infringed the Company’s Trokendi XR® patents by submitting to the FDA an Abbreviated New Drug Application (“ANDA”) seeking to market a generic version of Trokendi XR® prior to the expiration of the Company’s patents. Filing its July 28, 2023, Complaint within 45 days of receiving Ascent’s Paragraph IV certification notice entitles Supernus to an automatic stay preventing the FDA from approving Ascent’s ANDA for 30 months from the date of the Company’s receipt of the Paragraph IV Notice Letter. On October 25, 2023, Supernus filed a notice of voluntary dismissal of the Complaint without prejudice. The Court dismissed the case without prejudice on October 30, 2023. The October 30, 2023, dismissal does not impact the co‑pending matter against Ascent, C.A. No. 23-cv-4015 (D.N.J.), discussed in Section XII above.
APOKYN®
XIV. Sage Chemical, Inc., et al. v. Supernus Pharmaceuticals, Inc., et al., C.A. No. 22-cv-1302 (CJB) (D. Del.)
On October 03, 2022, Sage Chemical, Inc. and TruPharma, LLC filed a lawsuit in the United States District Court for the District of Delaware alleging that Supernus Pharmaceuticals, Inc., Britannia Pharmaceuticals Limited (“Britannia”), and US WorldMeds Partners, LLC (“US WorldMeds”) violated state and federal antitrust law in connection with APOKYN® (apomorphine HCl). On October 16, 2022, Plaintiffs amended their complaint to add additional defendants MDD US Enterprises, LLC, MDD US Operations, LLC (each a subsidiary of Supernus Pharmaceuticals, Inc.), USWM, LLC (“USWM”), Paul Breckinridge Jones, Sr., Herbert Lee Warren, Jr., Henry Van Den Berg, and Kristin L. Gullo. On January 10, 2023, Defendants filed an Omnibus Motion to Dismiss the Amended Complaint seeking dismissal of each of Plaintiffs’ claims and the lawsuit in its entirety and US WorldMeds with USWM, Britannia, and the group of individual defendants each filed separate motions to dismiss. As of April 12, 2023, briefing on those motions is now complete. Those motions remain pending. On April 10, 2023, the Court issued a scheduling order that provides for a Pretrial Conference on March 07, 2025, and a jury trial beginning on March 24, 2025. Pretrial discovery is ongoing as of the date of this filing.
XADAGO®
On June 10, 2021, Newron Pharmaceuticals S.p.A. ("Newron"), Zambon S.p.A. ("Zambon") and Supernus Pharmaceuticals, Inc. (the "Company"), through its subsidiary MDD US Operations, LLC (collectively, "Plaintiffs"), initiated litigation against generic drug makers Aurobindo Pharma Limited, Aurobindo Pharma USA Inc., MSN Laboratories Private Limited ("MSN"), Optimus Pharma Pvt Ltd, Prinston Pharmaceutical, Inc., RK Pharma, Inc. and Zenara Pharma Private Limited (collectively, "Defendants") for infringement of three FDA Orange Book patents covering XADAGO®, the Company's once-daily product indicated as adjunctive treatment to levodopa/carbidopa in patients with Parkinson's Disease experiencing "off" episodes. U.S. Patent Nos. 8,076,515, 8,278,485 and 8,283,380 (collectively, the "XADAGO Patents") cover the pharmaceutical formulation of and methods of treatment with safinamide. The XADAGO Patents expire between June 2027 and March 2031. The Company has a license agreement with Zambon, Newron's partner, related to the XADAGO Patents, and as a new chemical entity, XADAGO was under the 5-year FDA exclusivity period that expired on March 21, 2022. The Complaint - filed in the U.S. District Court for the District of Delaware - alleges that the Defendants infringed the XADAGO Patents by submitting to the U.S. Food and Drug Administration (FDA) Abbreviated New Drug Applications (ANDAs) seeking to market generic versions of XADAGO prior to the expiration of the patents. Filing the Complaint within 45 days of receiving each of the Defendants' Paragraph IV notice letters entitles the Plaintiffs to an automatic stay preventing the FDA from approving the Defendants' ANDAs for 30 months from the date of the Plaintiffs' receipt of the Paragraph IV Notice Letters. On March 22, 2022, defendant Optimus Pharma Pvt Ltd was dismissed from the case without prejudice. On January 05, 2023, Defendants Aurobindo Pharma Limited and Aurobindo Pharma USA Inc. were dismissed from the case without prejudice pursuant to a settlement agreement. On April 14, 2023, the Court issued a claim construction opinion and order construing terms of the asserted patent claims. On August 15, 2023, defendant Prinston Pharmaceutical, Inc. was dismissed from the case with prejudice pursuant to a settlement agreement. Fact and expert discovery are closed. A pretrial conference is set for December 08, 2023. A three-day bench trial is set to begin on January 08, 2024.

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
Adamas's patents in question were licensed exclusively to Forest. The complaint includes a claim for damages of “potentially more than $2.5 billion dollars,” treble damages and statutory penalties. To date the federal and state governments have declined to intervene in this action. This case is currently stayed pending Adamas's and Allergan's interlocutory appeal of the District Court's December 11, 2020 order denying Adamas's and Allergan's motions to dismiss the complaint. The appeal was heard by the United States Court of Appeals for the Ninth Circuit (Case No. 21-80005). Argument was held on January 10, 2022. On August 25, 2022, the Ninth Circuit sided with the defendants by reversing the District Court’s public disclosure bar rulings and remanding the case back to the District Court to decide certain issues in the first instance. On October 11, 2022, the plaintiff filed a petition for rehearing with the Ninth Circuit, which was denied. On December 23, 2022, defendants filed renewed motions to dismiss directed to the remaining unresolved issue. On March 20, 2023, the district court entered an order and final judgment dismissing with prejudice the FCA claim while declining to exercise supplemental jurisdiction over the state false claims act claims which were dismissed without prejudice. On April 19, 2023, the plaintiff appealed the District Court's dismissal of the Federal False Claims Act claim.
On December 10, 2019, a putative class action lawsuit alleging violations of the federal securities laws was filed by Ali Zaidi against Adamas and certain of Adamas's former directors and officers in federal court in the Northern District of California (Case No. 4:19-cv-08051). This lawsuit alleges violations of the Securities Exchange Act of 1934 by Adamas and certain of Adamas's former directors and officers. On October 8, 2021, the presiding judge dismissed the litigation, and granted Plaintiffs leave to amend their complaint. On November 5, 2021, Plaintiffs filed their second amended class action complaint. On December 10, 2021, Adamas filed a motion to dismiss the Second Amended Complaint. Plaintiffs opposed the motion to dismiss. On January 13, 2023, the Court granted in part and denied in part Defendants’ Motion to Dismiss. All claims against Adamas have been dismissed with prejudice, but claims against one of the individual defendants, who may have certain rights to indemnification, remain. On February 27, 2023, plaintiffs advised the Court that plaintiffs would proceed only on the remaining claim against one of the individual defendants. The individual defendant filed an answer denying the claim on April 28, 2023. On September 21, 2023, the parties reached an agreement in principle to settle the Zaidi litigation, subject to court approval. On October 31, 2023, the Court granted the parties' stipulation staying all proceedings and vacating all existing deadlines. If the plaintiff has not moved for preliminary approval of a settlement by January 5, 2024, the parties are required to file a joint status report with the Court by January 8, 2024.

On March 16, 2020, a shareholder derivative lawsuit was filed by Patrick Van Camp in federal court in the Northern District of California (Case No. 4:20-cv-01815) naming Adamas and certain of Adamas's former directors and officers as defendants. This lawsuit alleged certain of Adamas's former directors and officers breached fiduciary duties and violated the Securities Exchange Act of 1934. Adamas was named as a nominal defendant only. On April 6, 2020, another, virtually identical, shareholder derivative lawsuit was filed by James Druzbik in federal court in the Northern District of California (Case No. 4:20- cv-02320) naming Adamas and certain of Adamas's former directors and officers as defendants. This lawsuit contained the same allegations, claims, and defendants as the first derivative action. Adamas is named as a nominal defendant only. In both actions, Plaintiffs sought unspecified monetary damages and other relief. These actions were consolidated. On May 16, 2023 the court entered an order dismissing the consolidated actions, without prejudice. The consolidated cases were closed on June 7, 2023.
Adamas believes it has strong factual and legal defenses to all actions and intends to defend itself vigorously.
Item 1A. Risk Factors
Any investment in our business involves a high degree of risk. Before making an investment decision, you should carefully consider the information we include in this Quarterly Report on Form 10-Q, including our condensed consolidated financial statements and related notes; the additional information in the other reports we file with the Securities and Exchange Commission; and the risks described in our Annual Report on Form 10-K for the year ended December 31, 2022 and quarterly report on Form 10-Q for the period ended September 30, 2023. These risks may result in material harm to our business and our financial condition and results of operations. If a material, adverse event was to occur, the market price of our common stock may decline, and you could lose part or all of your investment.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
(a)     Sales of Unregistered Securities.

During the nine months ended September 30, 2023, all of the Company's grants of equity awards occurred pursuant to its 2021 Equity Incentive Plan (the "2021 Plan"). Securities issued under the 2021 Plan are registered on the Company's Form S-8 filed on June 25, 2021.
Item 3.    Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
None.

Item 5.    Other Information
(a)    None.
(b)    None.
(c)    Insider Trading Arrangements and Policies.
During the quarter, the following trading arrangements were adopted or terminated as indicated below:

Name and Title of Director or Officer	Rule 10b5-1 Trading Arrangement(1)	Trading Arrangement Adopted or Terminated	Date of Adoption or Termination	Duration of Trading Arrangement	Aggregate Number of Securities to be Purchased Pursuant to Trading Arrangement	Aggregate Number of Securities to be Sold Pursuant to Trading Arrangement
Jack Khattar, President, Chief Executive Officer and Director	Yes	Adopted	August 27, 2023	First Transaction Date(1) through March 3, 2025	75,037	75,037(2)
Padmanabh P. Bhatt, Ph.D, Senior Vice President of Intellectual Property and Chief Scientific Officer	Yes	Adopted	September 7, 2023	First Transaction Date(1) through April 30, 2024	109,250	109,250(2)
___________________________________________
(1) First Transaction Date means the date that is the later of (i) the 91st day after the Date of Adoption, or (ii) the earlier of: (a) the third business day following the disclosure of the Company’s financial results in a Form 10-Q or Form 10-K for the completed fiscal quarter in which the trading arrangement was adopted, or (b) the 121st day after the Date of Adoption.
(2) This trading arrangement covers the exercise and sale of stock options, with a portion of such sales limited to an amount reasonably estimated such that the net proceeds from the sale are sufficient to cover the exercise cost and taxes associated with the exercise of the stock options.

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

101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, formatted in Inline XBRL: (i) Cover Page, (ii) Condensed Consolidated Statements of Earnings (Loss), (iii) Condensed Consolidated Statements of Comprehensive Earnings (Loss), (iv) Condensed Consolidated Balance Sheets, (v) Condensed Consolidated Statements of Changes in Stockholders' Equity, (vi) Condensed Consolidated Statements of Cash Flows, and (vii) the Notes to Condensed Consolidated Financial Statements, tagged in summary and detail.

104	The cover page of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, formatted in Inline XBRL (included with the Exhibit 101 attachments).
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

SUPERNUS PHARMACEUTICALS, INC.

DATED: November 8, 2023	By:	/s/ Jack A. Khattar
Jack A. Khattar President and Chief Executive Officer

DATED: November 8, 2023	By:	/s/ Timothy C. Dec
Timothy C. Dec Senior Vice-President and Chief Financial Officer