Form 10-K
period 2023-12-31
SUPERNUS PHARMACEUTICALS, INC.
filed 2024-02-27
CIK 1356576

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED December 31, 2023
or

☐	TRANSMISSION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM                                    TO
 COMMISSION FILE NUMBER: 001-35518
SUPERNUS PHARMACEUTICALS, INC.
(Exact name of registrant as specified in its charter)

Delaware			20-2590184
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification Number)

9715 Key West Avenue	Rockville	MD	20850
(Address of Principal Executive Offices)			(zip code)
	(301)	838-2500
(Registrant's telephone number, including area code)
SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

TITLE OF EACH CLASS:	Outstanding at February 20, 2024	Trading Symbol	NAME OF EACH EXCHANGE ON WHICH REGISTERED:
Common Stock, $0.001 Par Value	54,734,956	SUPN	NASDAQ Stock Market LLC
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☒    No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
As of June 30, 2023, the aggregate market value of the common stock held by non-affiliates of the registrant based on the closing price of the common stock on the NASDAQ Global Market was $1,639,709,489.

DOCUMENTS INCORPORATED BY REFERENCE
Certain portions of the registrant's definitive Proxy Statement for its 2024 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission not later than 120 days after the end of the registrant's 2023 fiscal year end, are incorporated by reference into Part III of this Annual Report on Form 10-K.

SUPERNUS PHARMACEUTICALS, INC.
FORM 10-K
For the Year Ended December 31, 2023

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
GOCOVRI®
GOCOVRI (amantadine) extended-release capsules is the first and only FDA-approved medicine indicated for the treatment of dyskinesia in patients with PD receiving levodopa-based therapy, with or without concomitant dopaminergic medications, and as an adjunctive treatment to levodopa/carbidopa in patients with PD experiencing "off" episodes.
GOCOVRI was approved by the FDA in August 2017 for treatment of dyskinesia and in February 2021 as an adjunctive treatment for "off" episodes. The February 2021 update to the label indication makes GOCOVRI the only medicine clinically proven and approved to reduce both "off" episodes and dyskinesia in PD patients taking a levodopa-based medication, resulting in a clinically meaningful increase in good "on" time without the need for a "trade-off' when managing these motor complications.
GOCOVRI has been granted orphan drug exclusivity until August 24, 2024 for the treatment of dyskinesia in patients with PD receiving levodopa-based therapy with or without concomitant dopaminergic medications.
Oxtellar XR®
Oxtellar XR is indicated for treatment of partial-onset seizure in adults and children 6 years of age and older. Oxtellar XR is the first once-daily extended-release oxcarbazepine product indicated for the treatment of epilepsy in the U.S. market. In 2013, we launched Oxtellar XR for adjunctive therapy in the treatment of partial-onset seizures in adults and children 6 to 17 years of age. In January 2019, we launched Oxtellar XR for monotherapy treatment of partial onset epilepsy seizures in adults and children 6 to 17 years of age.
The Company has entered into settlement and license agreements with third parties permitting the sale of a generic version of Oxtellar XR beginning in September 2024, or sooner under certain conditions, and entitling the Company to receive royalties on those sales. For more information, refer to Part I, Item I—Business—Intellectual Property and Exclusivity in this annual Report on Form 10-K.

Trokendi XR®
Trokendi XR is indicated for (1) epilepsy: initial monotherapy for the treatment of partial-onset and primary generalized tonic-clonic (PGTC) seizure in patients 6 years of age and older (1.1); adjunctive therapy for the treatment of partial-onset, primary generalized tonic-clonic seizures, or seizures associated with Lennox-Gastaut Syndrome in patients 6 years of age and older (1.2); and for (2) preventive treatment of migraine in patients 12 years of age and older. Trokendi XR is the first once-daily extended-release topiramate product indicated for the treatment of epilepsy and the prophylaxis of migraine headaches in adults and adolescents in the U.S. market.
The Company entered into settlement agreements with third parties permitting the sale of a generic version of Trokendi XR beginning in January 2023 and entitling the Company to receive royalties on those sales. For more information, refer to Part I, Item I—Business—Intellectual Property and Exclusivity in this annual Report on Form 10-K.
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
The Company has entered into settlement agreements with third parties permitting the sale of a generic version of XADAGO beginning in December 2027, or sooner under certain conditions. For more information, refer to Part I, Item I—Business—Intellectual Property and Exclusivity in this annual Report on Form 10-K.
MYOBLOC®
MYOBLOC (rimabotulinumtoxinB) is a product indicated for the treatment of cervical dystonia to reduce the severity of abnormal head position and neck pain associated with cervical dystonia in adults and treatment of chronic sialorrhea in adults. MYOBLOC is the only Type B toxin available on the market. MYOBLOC injections must be administered by a physician.
MYOBLOC was approved by the FDA in August 2019 for the treatment of chronic sialorrhea in adults and in December 2000 for the treatment of adults with cervical dystonia.
Osmolex ER®
Osmolex ER (amantadine) extended-release tablets is for the treatment of PD and drug-induced extrapyramidal reactions in adult patients. Osmolex ER was approved by the FDA in February 2018.
In December 2023, the Company submitted to the FDA a notification of discontinuance to withdraw Osmolex ER from distribution, stating that manufacturing has been discontinued and distribution of the product will cease by April 1, 2024.

Research and Development
We are committed to the development of innovative product candidates in neurology and psychiatry, including the following:
We also engage in a variety of additional research and development efforts including development of a pipeline of novel CNS product candidates for the treatment of various CNS conditions. We have devoted and continue to devote significant resources to research and development activities. We expect to incur significant expenses as we continue developing each of our product candidates through FDA approval or until the program terminates; and expanding product indications for approved products and our intellectual property portfolio. Our expectations regarding our research and development programs are subject to the risks described under Item 1A—Risk Factors—Risks Related to Our Industry and Business, which includes the risk that the Company's financial condition and results of operations for fiscal year 2023 and beyond may be materially and adversely affected by delays and failures in the completion of clinical development of our product candidates, which could increase our costs or delay or limit our ability to generate revenues.
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
In December 2021, we resubmitted the NDA to the FDA. In February 2022, we received a notice from the FDA that the resubmission of the NDA for SPN-830 was considered as a Standard Review and was assigned a PDUFA target action date in early October 2022. In October 2022, the FDA issued a Complete Response Letter (CRL) regarding the NDA for SPN-830. In February 2023, the FDA granted the Company a Type C meeting request to discuss the CRL with the meeting scheduled in April 2023. In October 2023, we resubmitted the NDA for SPN-830. In November 2023, the FDA accepted the resubmission of the NDA for SPN-830. The resubmission is now considered filed, with a user fee goal date (PDUFA date) of April 5, 2024.
SPN-820 (NV-5138)
SPN-820 is a first-in-class, orally active small molecule that activates the brain mechanistic target of rapamycin complex 1 (mTORC1), a gatekeeper of cellular metabolism and renewal. SPN-820 binds to and modulates sestrin, which senses amino acid availability in the brain, a potent natural activator of mTORC1.
The mTORC1 activity governs the pace and ability of the cell to synthesize protein and other cellular components. This complex may be suppressed in people suffering from depression. In other disease states such as severe depression, inadequate mTORC1 activity contributes to disease pathology by limiting energy utilization and protein synthesis, leading to impaired function. Multiple preclinical studies have shown that mTORC1 activation is required for the efficacy of many rapid-acting antidepressant compounds, including but not limited to modulators of the N-methyl-D-aspartic-acid (NMDA)-mediated signaling pathway like ketamine.
A Phase I trial demonstrated early proof of concept in which a single dose of SPN-820 showed a rapid and sustained improvement in core symptoms, with favorable safety and tolerability in patients with treatment resistant depression. We believe the novel mechanism of action (MOA) in depression may improve symptoms of depression in patients who have failed other agents.
An Investigational New Drug (IND) application was submitted to the FDA in September 2021. We initiated a Phase II multi-center, randomized double-blind placebo-controlled parallel design study of SPN-820 in adults with treatment resistant depression. The study will examine the efficacy and safety of SPN-820 over a course of five weeks of treatment in approximately 270 patients. The primary outcome measure is the change from baseline to end of treatment period on the Montgomery-Asberg Depression Rating Scale (MADRS) Total Score, a standard depression rating scale. Additionally, we initiated a Phase II multi-center open label study in 40 subjects with Major Depressive Disorder (MDD) in the fourth quarter of 2023. The study will evaluate the efficacy of SPN-820 in MDD, with the change from baseline in the Hamilton Depression Rating scale-6 (HAM-D6) total score as the primary efficacy assessment.
SPN-817 (huperzine A)
SPN-817 represents a novel MOA for an anticonvulsant. SPN-817 is a novel synthetic form of huperzine A, whose MOA includes potent acetylcholinesterase inhibition, with pharmacological activities in CNS conditions such as epilepsy. The development will initially focus on the drug's anticonvulsant activity, which has been shown in preclinical models to be effective for the treatment of partial seizures and Dravet Syndrome. SPN-817 has received Orphan Drug designation for both Dravet Syndrome and Lennox-Gastaut Syndrome from the FDA.
We are focused on completing and optimizing the synthesis process of the synthetic drug as well as developing a novel dosage form. Given the potency of SPN-817 (huperzine A), a novel extended-release oral dosage form is critical to the success of this program because initial studies with the immediate-release formulations of non-synthetic SPN-817 (huperzine A) have shown serious dose-limiting, side effects.
We have commenced an open-label Phase IIa clinical study of SPN-817 in patients with treatment-resistant seizures.
SPN-443 – Novel stimulant for the treatment of ADHD/CNS
We plan to initiate a Phase 1 single dose study in healthy adults in 2024 following submission of an Investigational New Drug Application. The primary objective of the study is to assess the safety and tolerability. This molecule, along with its major metabolites, is an inhibitor of norepinephrine, dopamine and serotonin, also known as a triple reuptake inhibitor.
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
With the launches of Qelbree for both pediatric and adult patients, we expanded our sales efforts to market the commercial product to the relevant physician audience of psychiatrists, pediatricians, primary care physicians and allied health professionals. Our sales representatives who previously supported Trokendi XR and Oxtellar XR now devote their full efforts to the promotion of Qelbree.
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

Each of our three major customers, Cencora, Inc., Cardinal Health, Inc., and McKesson Corporation, individually accounted for more than 20% of our total product revenue in 2023 and collectively accounted for more than 75% of our total product revenue in 2023.
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
Competition in the U.S. ADHD market has increased with the commercial launch of several branded products in recent years, as well as the launch of generic versions of branded drugs, such as Adderall XR, Concerta, Vyvanse, Intuniv, Kapvay and Strattera. Treatment options for ADHD in the U.S. market can be broadly classified as either stimulant or as non-stimulant products.
Our product, Qelbree is a novel nonstimulant taken once-daily for full-day exposure. Efficacy and symptom improvement was observed early in treatment in clinical studies. Also, it has a proven safety and tolerability profile, with no evidence of abuse potential in clinical studies. Qelbree is the first nonstimulant treatment for ADHD approved by the FDA in over a decade.
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
We believe extended-release products, particularly Trokendi XR and Oxtellar XR, may offer important advantages in the treatment of epilepsy. The release profiles of extended-release products can produce more consistent and steadier plasma concentrations as compared to immediate-release products, potentially resulting in fewer side effects, better tolerability, fewer emergency room visits, improved efficacy, and fewer breakthrough seizures. In addition, Trokendi XR's and Oxtellar XR's once-daily dosing is designed to improve patient adherence over the current immediate release products, which must be taken multiple times per day. We believe a once-daily dosing regimen improves adherence, making it more probable that patients take their medication and maintain sufficient levels of medication in their bloodstreams. Extended-release products may help patients improve adherence and, consequently, help patients enjoy a better quality of life.
Trokendi XR competes with all immediate-release and extended-release topiramate products, including Topamax, Qudexy XR, and other generic topiramate products. Oxtellar XR competes with all immediate-release oxcarbazepine products, including Trileptal and its related generic products. Both Oxtellar XR and Trokendi XR compete with other anti-epileptic products, both branded and generic. Many medications are used to treat epilepsy, including topiramate, oxcarbazepine, acetazolamide, brivaracetam, carbamazepine, clobazam, lacosamide, phenytoin, valproic acid, lamotrigine, gabapentin, levetiracetam phenobarbital, and zonisamide.
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
As in epilepsy, we believe extended-release products, particularly Trokendi XR, may offer important advantages for the treatment of migraines. Trokendi XR also competes with other products used for the prevention of migraine headaches. Most notably, this includes anti-CGRPs (calcitonin gene related peptide), which is a class of products first introduced in 2018; Botox; beta-blockers; valproic acid; and amitriptyline.
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
APOKYN is given as needed as an adjunct to levodopa/carbidopa therapy in PD patients who experience "off" episodes. In well-controlled clinical studies, APOKYN injections were effective in treating "off" periods, as measured by the motor function subset of the Unified Parkinson's Disease Rating Scale (UPDRS). For patients for whom oral levodopa will not sufficiently control "off" periods, the Company has commercialized APOKYN, delivered via an injection pen. Patients taking APOKYN saw 95% of "off" episodes reversed, with improvement beginning as quickly as 10 minutes post-dosing in clinical studies. With the alternative of immobility and limited function, we believe the rapid and reliable reduction of "off" episode symptoms is of utmost importance to patients. APOKYN competes with pro re nata therapies such as Inbrija, and other adjunctive therapies, including NOURIANZ. APOKYN also competes with other products for the treatment of PD, both branded and generic, including levodopa products.
For patients who experience significant "off" time each day, the Company has developed a product candidate as a continuous infusion device (SPN-830) to deliver apomorphine subcutaneously. The infusion may reduce the variability in motor symptoms of PD and offer improved tolerability versus the acute injection route. The NDA for SPN-830 has been resubmitted and accepted for review by the FDA with a PDUFA date in April 2024.
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
Osmolex ER is an extended-release tablet formulation that contains both immediate-release and extended-release amantadine, that is dosed once daily in the morning. We believe Osmolex ER’s once-daily morning dose offers a more convenient option by reducing the number of pills a patient must take each day, which may improve patient compliance with treatment regimens. While Osmolex ER is bioequivalent to immediate-release amantadine, the product provides a consistent delivery of amantadine throughout the day. Peak serum drug concentration conveniently occurs in the middle portion of a patient’s day when the drug is administered in the morning.
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
Manufacturing
We currently depend on third-party commercial manufacturing organizations (CMOs) for all manufacturing operations, including the production of raw materials, dosage form product, and product packaging. This encompasses products for commercial use, as well as some products for preclinical and clinical research. We do not own or operate manufacturing facilities for the production of any of our product candidates beyond that used in Phase II clinical trials, nor do we have plans to develop our own manufacturing operations in the foreseeable future to support Phase III clinical trials or commercial production. We currently employ internal resources to manage our manufacturing contractors.
We have agreements with CMOs headquartered in North America, including: Patheon Pharmaceuticals, Inc. (a subsidiary of Thermo Fisher Scientific Inc.), Packaging Coordinators, Inc., Aphena Pharma Solutions, and Catalent Pharma Solutions, Europe, and Asia for the manufacturing and packaging of some of our commercial products, including those of our subsidiaries, as well as for our pipeline product candidates. For Qelbree, Trokendi XR, GOCOVRI, and Oxtellar XR we currently rely on third-party CMOs for the manufacturing and packaging of final commercial products. We rely on third-party CMOs in Asia for the manufacturing of bulk drug substance for Trokendi XR and Oxtellar XR and rely on a third-party CMO in Europe for the raw materials and manufacturing of Qelbree and GOCOVRI. With respect to GOCOVRI, we have an additional manufacturer of bulk drug substance. These CMOs offer a comprehensive range of contract manufacturing and packaging services.

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
We are also engaged in generating and assessing New Chemical Entities (NCEs). These NCEs are generated by leveraging our expertise in structure function relationships in active molecules. Our NCEs are being assessed in preclinical pharmacology models for CNS activity and are advancing towards Investigational New Drug application (IND) enabling toxicology studies to support potential future clinical investigation.
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
Patent Portfolio
Our commercial products, including those of our subsidiaries, covered by active patents include Trokendi XR, Oxtellar XR, Qelbree, GOCOVRI, Osmolex ER and XADAGO. We, or our subsidiaries, own all the issued patents for Trokendi XR, Oxtellar XR, Qelbree, GOCOVRI, Osmolex ER, as well as the pending U.S. patent applications for Oxtellar XR, Qelbree, and GOCOVRI. We have a license from Zambon for the U.S. patents that cover XADAGO.
The Company has ongoing litigations concerning Trokendi XR, Oxtellar XR and XADAGO. For more information, refer to Part I, Item 3—Legal Proceedings in this annual Report on Form 10-K.

Qelbree
We have three families of pending U.S. non-provisional and foreign counterpart patent applications for Qelbree. Patents, if issued, could expire from 2029 to 2033. We have patents issued in the U.S., Canada, and certain countries in Europe covering a method of treating ADHD using viloxazine hydrochloride. In a second family, covering the novel synthesis process of the active ingredient, we have patents issued in the U.S. as well as in certain foreign countries. In a third family, we have four patents issued in the U.S. covering modified release formulations of viloxazine hydrochloride, three of which cover Qelbree. We also have patents issued in certain foreign countries. We own all the issued patents and the pending patent applications.
Trokendi XR
We currently have 10 U.S. patents that cover Trokendi XR. We own all the issued patents. We also own additional foreign patents for extended-release topiramate. The ten issued U.S. patents covering Trokendi XR will expire no earlier than 2027.
The Company has entered into settlement agreements with third parties, permitting the sale of a generic version of Trokendi XR beginning in January 2023 and entitling the Company to receive royalties on those sales.
Oxtellar XR
Our extended-release oxcarbazepine patent portfolio currently includes 14 U.S. patents, 11 of which cover Oxtellar XR. The 11 issued U.S. patents covering Oxtellar XR will expire no earlier than 2027. We own all of the issued patents and the pending U.S. patent applications. We also own additional foreign patents for extended-release oxcarbazepine.
The Company has entered into settlement and license agreements with a third parties permitting the sale of a generic version of Oxtellar XR beginning in September 2024, or sooner under certain conditions, and entitling the Company to receive royalties on those sales.
XADAGO
The patent portfolio covering XADAGO has three U.S. patents licensed from Zambon. These patents will expire from 2027 to 2031.
The Company has entered into settlement agreements with third parties, permitting the sale of a generic version of XADAGO beginning in December 2027, or earlier under certain circumstances.
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
Prior to our acquisition of Adamas, Adamas entered into settlement agreements with third parties, permitting the sale of a generic version of GOCOVRI (amantadine) extended-release capsules (including for any new indications approved under the GOCOVRI NDA) on or after March 4, 2030, or earlier under certain circumstances.
Osmolex ER
Osmolex ER is covered for its FDA-approved indications by 18 issued U.S. patents and additional applications containing method and composition claims relating to the pharmacokinetic profile and dosing, and formulations of amantadine extended release. These issued patents expire through 2038. These patents are wholly owned by Adamas Operations and, as of the first quarter of 2022 are licensed to Supernus Pharmaceuticals, Inc. Adamas Operations also owns additional foreign patents covering Osmolex ER.
SPN-830 (apomorphine infusion device)
Our SPN-830 development program is potentially eligible to receive the Orphan Drug Designation in the U.S. The Company plans to file for such designation with the FDA in 2024. If such designation is granted by the FDA, SPN-830 would receive 7 years of U.S. exclusivity from the time of approval by the FDA.

SPN-817 (huperzine A)
We have one patent issued in the U.S., and in China and certain other countries relating to extended-release formulations of huperzine. We additionally have pending patent applications in the U.S. and certain foreign countries.
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
From time to time, we, including our subsidiaries, may find it necessary or prudent to obtain licenses from third party IP holders. Where licenses are readily available at a reasonable cost, such licenses are considered a normal cost of doing business. In other instances, however, we or our subsidiaries may use the results of freedom-to-operate inquiries and internal analyses to guide our early-stage research away from areas where we are likely to encounter obstacles in the form of third party IP. For example, where a third party holds relevant IP and is a direct competitor, a license might not be available on commercially reasonable terms or at all. We, and our subsidiaries, strive to identify potential third party IP issues in the early stages of our research programs in order to minimize the cost and disruption of resolving such issues.
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
Alternatively, a patent's term may be shortened if a patent is terminally disclaimed over another patent. The mechanism for doing this is the filing by the applicant of a terminal disclaimer in order to overcome an issue of obviousness type double patenting. Obviousness-type double patenting is a bar to patentability that is present when a patent application is deemed to be an obvious variant of a separate patent also assigned to the applicant. The filing of a terminal disclaimer overcomes the issue which may allow a patent application to issue or preserve the validity of a patent but disclaims any portion of the second patent that extends beyond the expiration of the first patent and prevents the assertion of either patent against a defendant unless the patents are co-owned. Because the filing of a terminal disclaimer is within the control of a patent, patent applicants generally avoid filing them when doing so would have a material adverse impact on the applicant’s interests.

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
MYOBLOC
In May 2004, we entered into an asset purchase agreement with a third party resulting in us owning the worldwide rights to MYOBLOC in exchange for us paying a low double digit royalty based on U.S. annual net sales of MYOBLOC. We make royalty payments to Elan Pharmaceuticals, LLC, a subsidiary of Perrigo Pharma International DAC. While we currently have no intention of seeking approval in the U.S. for cosmetic use, if MYOBLOC is so approved, a milestone payment would be due and the royalty rate will become subject to certain reductions based on cosmetic use net sales. We also have the right under the agreement to make use of, develop and offer for sale worldwide products containing Botulinum Toxin Type B. The agreement may not be terminated for convenience.

In June 2023, we terminated the agreement with Elan and Eisai related to the marketing and distribution of NerBloc in Japan by Eisai.
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
Osmolex ER
Our subsidiary Adamas Operations has the global rights to Osmolex ER. Pursuant to the Asset Purchase Agreement with Osmotica Pharmaceutical US LLC and Vertical Pharmaceuticals LLC (Osmotica) entered into on December 1, 2020 (transaction closed on January 4, 2021). Osmotica agreed not to engage in the development, manufacture, or sale of any product in the U.S. that is a generic version of any dosage strength of Osmolex ER for a period of five years from the closing of the Asset Purchase Agreement. In December 2023, the Company submitted to the FDA a notification of discontinuance to withdraw Osmolex ER from distribution, stating that manufacturing has been discontinued and distribution of the product will cease by April 1, 2024.
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
See Part II, Item 8, Financial Statements and Supplementary Data, Note 4, Investments, in the Notes to the Consolidated Financial Statements.
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
In November 2012, Allergan was granted an exclusive license, with right to sublicense, certain of Adamas Pharmaceuticals' intellectual property rights relating to human therapeutics containing memantine in the United States. In connection with these rights, Allergan markets and sells Namzaric (memantine and donepezil hydrochlorides) extended-release capsules and NAMENDA XR (memantine hydrochloride) extended-release capsules for the treatment of moderate to severe dementia related to Alzheimer's disease.
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
License Agreements with Other Third Parties
The Company has granted other companies, including United Therapeutics Corporation and Takeda Pharmaceuticals Company Ltd., rights to utilize certain of its proprietary technologies in the development of certain of their products. These technologies were used by these companies to develop certain other products, including Orenitram (treprostinil) and Mydayis. We receive royalties under these arrangements based on net product sales of certain products developed using the licensed technologies. In some cases, we are also entitled to milestone payments.
With respect to Oxtellar XR, Trokendi XR, and Qelbree, we have entered into collaboration and licensing agreements with third parties to commercialize these products outside of the U.S. Under certain licensing arrangements, we are eligible to receive royalties based on net product sales as defined in the agreements and in some cases, we are also entitled to milestone payments. We currently receive royalties from third parties related to agreements for Trokendi XR.

The Company has also entered into settlement and licensing agreements with generic companies to settle patent litigation and to grant non-exclusive licenses to market generic versions of Trokendi XR and Oxtellar XR in the U.S. Under certain licensing arrangements, the Company is eligible to receive royalties based on net product sales as defined in the and the number of generic equivalent products on the market in the U.S. We currently receive royalties from third parties related to certain agreements for Trokendi XR.
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
Government Regulation
U.S. Drug Development Process
The research and development process generally begins with discovery research, which focuses on the identification of a molecule that has the desired effect against a given disease. If clinical testing is to initiate in the United States, the FDA requires submission of an IND, which must become effective before human clinical trial testing may commence. The results of pre-clinical testing, along with other information, including information about product chemistry, product manufacturing and controls, and a proposed clinical trial protocol, are submitted to the FDA as part of the IND. Until the IND becomes effective following a waiting period, we may not start the clinical trials. This is typically followed by additional preclinical laboratory and animal testing, and adequate and well-controlled human clinical trials to establish the safety and efficacy of the proposed drug for its intended use. The satisfaction of FDA approval requirements typically takes many years. The actual time required may vary substantially based upon the type, complexity, and novelty of the product or disease.
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
Clinical trials must be conducted in compliance with applicable regulations and consistent with acceptable clinical practices, as well as protocols detailing not only the objectives of the trial, but also the parameters to be used in monitoring safety of study participants, and/or the parameters to determine effectiveness. Each protocol involving testing on patients, and subsequent protocol amendments, must be submitted to the FDA as part of the IND. The FDA may order the temporary halt or permanent discontinuation of a clinical trial at any time, or to impose other sanctions if they believe that the clinical trial is not being conducted in accordance with the applicable requirements, or if continuing the trial presents an unacceptable risk to the clinical trial patients. The study protocol and informed consent information for patients in clinical trials must also be submitted to an institutional review board (IRB) or ethics committee for approval. The IRB/ethics committee may also require the clinical trial at the site to be halted, either temporarily or permanently, for failure to comply with the IRB/ethics committee requirements, or they may impose other sanctions.

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
U.S. FDA Review and Approval Processes
Drug development is an inherently uncertain process with a high risk of failure at every stage of development. After the completion of the required clinical testing, an NDA or Biological License Application (BLA) (hereinafter "NDA") is prepared and submitted to the FDA. FDA approval of the NDA is required before marketing of the product may begin in the U.S. The NDA must include the results of all preclinical, clinical, and other testing, along with a description of the manufacturing process, validation of the manufacturing process, analytical tests conducted on the drug, proposed labeling, and other relevant information. The NDA requests approval to market the product. Most NDAs are subject to a substantial user fee at the time of submission; rarely applications meet conditions or gain a waiver which negates the need for the user fee. A holder of an approved NDA may also be subject to annual program and/or establishment fees. These fees typically increase annually.
The FDA has 60 days from its receipt of an NDA to determine whether the application will be accepted for filing, which is based on the agency's threshold determination that the NDA is sufficiently complete to permit substantive review. Sponsors will be notified if the application's review will proceed. Additional information may be requested, rather than accepting an application for filing.
Once the submission is accepted for filing, the FDA begins an in-depth review. Review status could be either standard or priority. A priority review designation means FDA’s goal is to take action on an application within six months, compared to 10 months under standard review. The review process may be extended by the FDA for their initial review, and, if new information submitted during the review, the review period may be extended.
The FDA may also refer applications for novel drug products or drug products that present difficult questions of safety or efficacy to an advisory committee, which is typically a panel that includes clinicians and other experts. The advisory committee reviews and evaluates information and prepares a recommendation as to whether the application should be approved. The FDA is not bound by the recommendation of an advisory committee, but it generally follows such recommendations. After the FDA evaluates the information provided in the NDA, it issues either an approval letter or a complete response letter. A complete response letter outlines the deficiencies in the submission and may require substantial additional testing or information in order for the FDA to reconsider the application. If and when those deficiencies have been timely addressed, the FDA will re-initiate review. If it is satisfied that the deficiencies have been addressed, the FDA will issue an approval letter.
During the review period, the FDA will typically inspect one or more clinical sites to assure compliance with good clinical practice regulations. The FDA may rely on a recent inspection of the facility, or they may decide to inspect the facility(ies) at which the drug is manufactured to ensure compliance with cGMP regulations. The FDA may also undertake an audit of nonclinical and clinical sites. The FDA will not approve the product unless compliance is satisfactory and unless the application contains the data that provide substantial evidence that the drug is safe and effective in the indication studied.
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
The approval process is lengthy and difficult. The FDA may refuse to approve the NDA if the applicable regulatory criteria are not satisfied. Further, data obtained from clinical trials are not always conclusive, or the FDA may interpret data differently than us. In addition, if a product receives regulatory approval, the approval may be significantly limited to specific diseases, dosages, or indications. This could restrict the commercial value of the product. Also, the FDA may require that certain contraindications, warnings, or precautions be included in the product labeling, as well as requiring Phase IV testing or post approval marketing of commercial use.
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
Post-Approval Regulatory Requirements
Any drugs for which we receive FDA approval are subject to continuing regulation by the FDA, including, among other things: record-keeping requirements; reporting of adverse events with the product; providing the FDA with updated safety and efficacy information; product sampling and distribution requirements; complying with certain electronic records and signature requirements; and complying with FDA promotion and advertising requirements.
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
Market exclusivity provisions under the Federal Food, Drug, and Cosmetic Act (FDCA) can also delay the submission or the approval of certain applications. The FDCA provides a five-year period of non-patent marketing exclusivity within the U.S. to the first applicant to gain the approval of an NDA for an NCE. A drug is an NCE if the FDA has not previously approved any other new drug containing the same active pharmaceutical ingredient (API) or active moiety, which is the molecule or ion responsible for the therapeutic action of the drug substance. During the exclusivity period, the FDA may not accept for review an ANDA or a Section 505(b)(2) NDA submitted by another company for another version of such drug, where the applicant does not own or have a legal right of reference to all the data required for approval. As an alternative to submission via 505(b)(2) approval, an applicant may choose to submit a full Section 505(b)(1) NDA, wherein the applicant would be required to conduct its own preclinical and adequate, well-controlled clinical trials to demonstrate safety and effectiveness. They may not refer to other clinical trials or data.
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

Other Regulatory Requirements
In March 2019, MDD US Operations, LLC (formerly US WorldMeds, LLC) and its subsidiary, Solstice Neurosciences, LLC (US) (collectively, the MDD Subsidiaries), which are subsidiaries of the Company, entered into a Corporate Integrity Agreement (CIA) with the Office of Inspector General of the U.S. Department of Health and Human Services. Under the CIA, the MDD Subsidiaries agreed to pay $17.5 million to resolve U.S. Department of Justice allegations that the MDD Subsidiaries violated the False Claims Act by paying kickbacks to induce the use of APOKYN and MYOBLOC (collectively, the MDD Products). The fine was paid by the MDD Subsidiaries prior to the closing of the USWM Acquisition. The False Claims Act provides that any Person who knowingly submits false claims to the government is liable for treble damages as well as additional penalties.
As a consequence of the USWM Acquisition, and under the terms of the CIA, the Company has assumed the extensive obligations of the MDD Subsidiaries concerning the ongoing maintenance of an effective compliance and disclosure program to promote compliance with the statutes, regulations and written directives of Medicare, Medicaid and all other Federal health care programs and with the statutes, regulations and written directives of the FDA. The CIA has a term of five years, with the final Reporting Period ending in April 2024, and imposes material burdens on the Company, its officers and directors to take actions designed to ensure compliance with applicable healthcare laws, including requirements to maintain specific compliance positions within the Company, to report any non-compliance with the terms of the agreement, to submit annual reports to the Office of Inspector General of the U.S. Department of Health and Human Services and to have prepared an annual audit by an Independent Review Organization. The CIA sets forth potentially substantial stipulated monetary penalties for non-compliance with the terms of the agreement. In addition, the Company may be excluded from participation in federally funded healthcare programs for a material breach of the CIA, which would result in substantial losses to the Company.
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
The U.S. Foreign Corrupt Practices Act (FCPA), to which we are also subject, prohibits corporations and individuals from engaging in certain activities to obtain or retain business or influence a person working in an official capacity. Under the FCPA, it is illegal to pay, offer to pay, or authorize the payment of anything of value to any foreign government official, government staff member, political party, or political candidate in an attempt to obtain or retain business or otherwise influence a person working in an official capacity. Historically, pharmaceutical companies have been the target of FCPA and other anti-corruption investigations and penalties.
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
The Inflation Reduction Act of 2022 (“IRA”) includes measures intended to lower the cost of prescription drugs and related healthcare reforms, such as limits on price increases and subjecting an escalating number of drugs to annual price negotiations with CMS. Specifically, the IRA authorizes and directs HHS to set drug price caps for certain high-cost Medicare Part B and Part D qualified drugs, with the initial list of drugs announced on August 29, 2023. The negotiated maximum fair prices for such drugs is scheduled to be announced by September 1, 2024, with the first year of maximum price applicability to begin in calendar year 2026. The IRA also authorizes HHS to penalize pharmaceutical manufacturers that increase the price of certain Medicare Part B and Part D drugs faster than the rate of inflation. The IRA also creates significant changes to the Medicare Part D benefit design by capping Part D beneficiaries' annual out-of-pocket spending.
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
Over the past several years an increasing number of U.S. states have passed, or are in the process of passing, new regulations designed to increase pricing transparency associated with pharmaceutical manufacturers. Many states have determined that it's in their preferred interest to take legislative action in order to curb drug price increases and to decrease their annual pharmaceutical spend. This momentum is likely to continue in the years ahead. Many of the enacted state price transparency regulations fall into the following categories: advance notice of price increases; price increase reporting; periodic price reports; new drug reporting; price information disclosures to Health Care Professionals and state agencies. The potential penalties for noncompliance vary by state regulation. While certain regulations do not contain specific penalty clauses, most do and can contain penalties that can be significant per violation for noncompliance.
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
Human Capital
Our success begins and ends with our people. Our solid progress to date reflects the talent and hard work of all of our employees. We consider the intellectual capital of our employees to be an essential driver of our business and key to our future prospects. Attracting, developing, and retaining talented people in technical, marketing, sales, research, and other positions is crucial to executing our strategy and our ability to compete effectively. As of December 31, 2023, we employed 652 full-time employees in the U.S. None of our employees are represented by a labor union. We consider relations with our employees to be good.
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
We attract and reward our employees by providing market competitive compensation and benefit packages, including incentives and recognition plans that extend to all levels in our organization. To that end, we offer a comprehensive total rewards program aimed at health, home-life, and financial needs of our employees. Our total rewards package includes market-competitive pay, broad-based stock grants, bonuses, healthcare benefits, retirement savings plans, paid time off and family leave, an Employee Assistance Program, and mental health services.
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

		Page
Risks Related to Our Industry and Business
•	We are dependent on the commercial success of our products in the U.S.	29
•	If generics or other versions of our products including generics containing oxcarbazepine. topiramate, apomorphine hydrochloride, amantadine, or viloxazine hydrochloride, are approved and successfully commercialized, our business could be materially harmed.	30
•	We are subject to uncertainty relating to payment or managed care reimbursement policies, which, if not favorable for our products or product candidates, could hinder or prevent our commercial success.	31
•	We depend on wholesalers, distributors, and specialty pharmacies for the distribution of our products. If we lose any of our significant wholesaler, distributor, or specialty pharmacy accounts, our business could be harmed.	32

ITEM 1A. RISK FACTORS.

•	Final marketing approval of any of our product candidates or approval of additional indications for existing products by the FDA or other regulatory authorities may be delayed, limited, or denied, any of which would adversely affect our ability to generate operating revenues.	33
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
		34
•	If we do not obtain marketing exclusivity for our product candidates, our business may suffer.	36
•	If our competitors develop or market alternatives for the treatment of our target indications, our commercial opportunities will be reduced or eliminated.	36
•	We depend on collaborators to work with us to develop, manufacture and commercialize our products and product candidates. We have in-licensed or acquired a portion of our intellectual property necessary to develop certain of our product candidates. If we fail to comply with our obligations under any of these arrangements, we could lose the benefit of such collaborative relationships, including licenses or intellectual property rights.	38
•	Our failure to successfully develop and market our product candidates would impair our ability to grow.	40
•	Our clinical trials for our product candidates may fail to demonstrate acceptable levels of safety, efficacy, or other requirements, which could prevent or significantly delay regulatory approval.	41
•	Delays or failures in the completion of clinical development of our product candidates would increase our costs, delay, or limit our ability to generate revenues.	41
•	Healthcare reform measures could hinder or prevent the commercial success of our products or product candidates.	43
•	Healthcare cost containment legislation and the failure of third-party payors to provide appropriate levels of coverage and reimbursement for the use of products and treatments facilitated by our products could harm our business and prospects.	45
•	Any failure to comply with healthcare regulations, including implementation of any change in compliance with healthcare regulations and laws could cause us to incur significant compliance expenses and any failure to comply could subject us to substantial penalties and fines. Our business, operations, and financial condition could be adversely affected.	47
•	We could be involved in lawsuits to protect or enforce our patents, which could be expensive, time consuming, distracting, and ultimately unsuccessful.	49
•	Limitations on our patent rights relating to our products and product candidates may limit our ability to prevent third parties from competing with us.	50
•	We face potential litigation and product liability exposures. If successful claims are brought against us, we may incur substantial liabilities.	51
•	Cybersecurity incidents may adversely impact our financial condition, results of operations, and reputation. Security breaches and other disruptions could compromise our information and expose us to liability which would cause our business and reputation to suffer.	52
•	Compliance with the terms and conditions of our Corporate Integrity Agreement requires significant resources and management time and, if we fail to comply, we could be subject to penalties or, under certain circumstances, excluded from government healthcare programs, which would materially adversely affect our business.	55

Risks Related to Our Finances and Capital Requirements
•	Our operating results may fluctuate significantly.	55
•	Our ability to use our net operating loss carryforwards and other tax attributes may be limited or may expire prior to utilization.	55
•	We have and may further expand our business through acquisitions of new product lines or businesses, which expose us to various risks, including difficulties in integrating acquisitions. Our recent acquisitions pose certain incremental risks to the Company.	58
•	Any impairment in the value of our intangible assets, including goodwill, would negatively affect our operating results and total capitalization.	59
•	Our Credit Line is secured by a portfolio of marketable securities and we may be required to post additional collateral.	60

ITEM 1A. RISK FACTORS.

Risks Related to Securities Markets and Investment in Our Stock
•	The issuance of additional shares of our common stock, or instruments convertible into or rights to acquire shares or our common stock, or market sales of our common stock, could affect the market price of our common stock.	61
•	Anti-takeover provisions under our charter documents and Delaware law could delay or prevent a change of control, which could negatively impact the market price of our common stock.	62

General Risk Factors
•	Obtaining and maintaining patent protection depends on compliance with various procedural, document submission, fee payment, and other requirements imposed by governmental patent agencies. Our patent protection could be reduced or eliminated for non-compliance with these requirements.	63
•	Our insurance coverage may not be sufficient to cover our legal claims or other losses that we may incur in the future.	64
•	Our operations rely on sophisticated information technology, systems, and infrastructure, a disruption of which could harm our operations.	64
Risks Related to Our Industry and Business
We are dependent on the commercial success of our products in the U.S.
Our financial performance, including our ability to replace revenue and income lost to generic products and other competitors as well as to grow our business, depends heavily on the commercial success of our products. A substantial amount of our resources is focused on generating, maintaining and/or expanding the revenue generated by our approved products in the U.S. Our major products Qelbree®, GOCOVRI®, Oxtellar XR®, and APOKYN®, represented approximately 24%, 21%, 20%, and 13% of our total net revenues for the year ended December 31, 2023, respectively. If any of our major products, including were to become subject to problems, such as changes in prescription growth rates, unexpected side effects, loss of intellectual property protection, supply chain or product supply shortages, regulatory proceedings, changes in labeling, publicity adversely affecting doctor or patient confidence in our product, material product liability litigation, pressure from new or existing competitive products, or adverse changes in coverage under managed care programs, the adverse impact on our revenue and profit could be significant. As noted in the "Business" section of this report, sales of a generic version of Trokendi XR® began in January 2023 and those competitive products have significantly impacted the sales of Trokendi XR and have had an adverse impact on our revenue and profit. In addition, our revenue and profit could be significantly impacted by the timing and rate of commercial acceptance of key new products.
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

ITEM 1A. RISK FACTORS.
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
Further, our products are subject to continual review by the FDA. We cannot provide assurance that newly discovered or reported safety issues would not arise. With the use of any marketed drug by a broader patient population, serious adverse events may occur from time to time that initially do not appear to be related to the drug itself. Any safety issues could cause us to suspend or to cease marketing of our approved products; cause us to modify how we market our approved products; subject us to substantial liabilities; and adversely affect our revenues and financial condition. In the event of a withdrawal of any of our products from the market, our revenues would decline significantly, and our business would be seriously harmed and could fail.
In addition, we have expressed certain long term revenue expectations. If we are not successful in broadening and/or maintaining the current commercial acceptance of our products, such that we cannot achieve those revenue expectations with respect to such products, this could result in a material adverse impact on our anticipated revenue, earnings, and liquidity.
If generics or other versions of our products including generics containing oxcarbazepine. topiramate, apomorphine hydrochloride, amantadine, safinamide or viloxazine hydrochloride, are approved and successfully commercialized, our business could be materially harmed.
Third parties have, and in the future may, receive approval to manufacture and market their own versions of extended-release topiramate in the U.S. For example, Upsher-Smith launched Qudexy XR (extended-release topiramate) and a branded generic version of Qudexy XR in 2014. Upsher-Smith also entered into a settlement with two generic companies to launch a generic to Qudexy XR in 2020. In February 2021, one of the generic companies, Glenmark, entered the U.S. market with its own therapeutically equivalent generic products to Qudexy XR.
The Company has entered into settlement agreements with third parties permitting the sale of a generic version of Trokendi XR on January 1, 2023. Sales of generic versions of Trokendi XR® began in 2023. The Company has also entered into settlement and license agreements with third parties permitting the sale of the first generic version of Oxtellar XR beginning in September 2024, or sooner under certain conditions, and entitling the Company to receive royalties on those sales. The Company has also entered into settlement and license agreements with third parties permitting the sale of the first generic version of XADAGO beginning in December 2027, or sooner under certain conditions. We have the right to defend our products against third parties who may infringe or are infringing our patents.
Other third parties in the future may receive approval to manufacture and market their own versions of extended-release oxcarbazepine or generics of Oxtellar XR in the U.S. In addition, we are aware of companies who are marketing modified-release oxcarbazepine products outside of the U.S., such as Apydan, which was developed by Desitin Arzneimittel GmbH and which requires twice-daily administration. If companies with modified-release oxcarbazepine products outside of the U.S. pursue or obtain approval of their products within the U.S., such competing products may limit the potential success of Oxtellar XR in the U.S. Our business and growth prospects could be materially impaired.

ITEM 1A. RISK FACTORS.
Accordingly, if any third party is successful in obtaining approval to manufacture and market a generic or its own version of extended-release oxcarbazepine or topiramate in the U.S., we may not be able to prospectively realize revenues from Oxtellar XR or Trokendi XR.
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
If any third party is successful in obtaining approval to manufacture and market a generic or its own version of safinamide in the U.S., we may not be able to prospectively realize revenues from XADAGO.
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

ITEM 1A. RISK FACTORS.
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
There has been increasing legislative and enforcement interest in the U.S. with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed federal and state legislative initiatives designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under the Medicare program, to review the relationship between pricing and manufacturer patient programs, and to reform government reimbursement methodologies for drugs. For additional information, see "Healthcare cost containment legislation and the failure of third-party payors to provide appropriate levels of coverage and reimbursement for the use of products and treatments facilitated by our products could harm our business and prospects." We expect to experience pricing pressures in connection with the sale of any of our products and product candidates due to the trend toward managed healthcare, the increasing influence of health maintenance organizations, additional cost containment initiatives, and additional legislative changes.
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
As evidenced by the passage of the American Rescue Plan Act of 2021 and IRA of 2022, discussed in greater detail below, we expect these challenges to continue and to potentially intensify in 2024 and following years, as political pressures mount, and healthcare payors, including government-controlled health authorities, insurance companies, and managed care organizations, step up initiatives to reduce the overall cost of healthcare, restrict access to higher-priced new medicines, increase the use of generic products and impose overall price cuts. Such pressures could have a material adverse impact on our business, financial condition, and results of operations.
We depend on wholesalers, distributors, and specialty pharmacies for the distribution of our products. If we lose any of our significant wholesaler, distributor, or specialty pharmacy accounts, our business could be harmed.
The majority of our product sales are to pharmaceutical wholesalers, specialty pharmacies, and distributors who, in turn, sell our products to pharmacies, hospitals, and other customers, including federal and state entities. The majority of sales of Qelbree, Oxtellar XR, Trokendi XR, XADAGO, and MYOBLOC are made to wholesalers and distributors. In addition, MYOBLOC is available for direct purchase by physicians and hospitals. The majority of sales of APOKYN, GOCOVRI, and Osmolex ER are made to specialty pharmacies.
Each of our three major customers, Cencora, Inc., Cardinal Health, Inc., and McKesson Corporation, individually accounted for more than 20% of our total product revenue in 2023 and collectively accounted for more than 75% of our total product revenue in 2023.
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

ITEM 1A. RISK FACTORS.
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
We plan on expanding our sales and marketing capabilities in the U.S. to commercialize new product candidates if approved. This will require investing significant amounts of financial and management resources. If we are unable to establish and maintain adequate sales and marketing capabilities for new product candidates or do so in a timely manner, we may not be able to generate sufficient product revenues from our product candidates to be profitable. The cost of establishing and maintaining such marketing and sales capabilities may not be economically justifiable in light of the revenues generated by any of our product candidates. With the approval of a new product candidate, we may re-prioritize our marketing and sales efforts, including reassigning our sales representatives who support existing products to devote their full efforts to the launch of the new product candidate. This could have a detrimental impact on the future sales performance of existing products.
Final marketing approval of any of our product candidates or approval of additional indications for existing products by the FDA or other regulatory authorities may be delayed, limited, or denied, any of which would adversely affect our ability to generate operating revenues.
We are dependent on obtaining regulatory approval of our product candidates and approval for additional indications for existing products. Our business depends on successful clinical development i.e., successful completion of clinical trials and completion of requisite manufacturing information. We are not permitted to market any of our product candidates in the U.S. until we receive approval of an NDA from the FDA or market in any foreign jurisdiction until we receive approval from the requisite authority. Satisfaction of regulatory requirements typically takes many years, is dependent upon the type, complexity, and novelty of the product, and requires the expenditure of substantial resources. We cannot predict whether or when we will obtain regulatory approval to commercialize our product candidates. We cannot, therefore, predict the timing of any future revenues from these product candidates.
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

ITEM 1A. RISK FACTORS.
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
•May identify deficiencies in the manufacturing processes or facilities of third-party manufacturers with which we enter into agreements for the supply of raw materials, including the active pharmaceutical ingredient (API) or formulated product used in our product candidates, wherein those deficiencies may result in a delay in obtaining FDA approval or in an interruption in the ability to supply product;
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
We intend to complete the development of an infusion-pump delivery system containing apomorphine (SPN-830). We have previously submitted the NDA for SPN-830 to the FDA in September 2020 and received a refusal to file letter from the FDA. We met with the FDA in March 2021 to clarify the steps required for the resubmission of the NDA for SPN-830. We resubmitted the NDA for SPN-830 in December 2021 and we received FDA acceptance for review of NDA for SPN-830 during February 2022. In October 2022, we received a Complete Response Letter ("CRL") from the FDA regarding the NDA for SPN-830 requesting additional information and analysis related to the infusion device and drug product across several areas of the NDA. In October 2023, the Company resubmitted its NDA for SPN-830. In November 2023, the FDA acknowledged it received the resubmitted NDA for SPN-830 and assigned PDUFA target action date in early April 2024.
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

ITEM 1A. RISK FACTORS.
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
There is a risk that supplies of our products or product candidates may be significantly delayed by or may become unavailable as a result of manufacturing, equipment, process, supply chain or business-related issues or geopolitical events affecting our suppliers. At this time while we do not know of any geopolitical events impacting our supply chain, we cannot determine the impact of current or future geopolitical events which may ultimately have an impact on our supply chains or may create other unforeseen consequences affecting us or our suppliers. Any future curtailment in the availability of raw materials or finished goods could result in production or other delays, with consequent adverse business effects. In addition, because regulatory authorities must generally approve raw material sources for pharmaceutical products, changes in raw material suppliers may result in production delays or higher raw material costs. We may also encounter similar risks with the other products and product candidates where raw materials or finished goods are purchased from suppliers outside the U.S., as is the case for example for SPN-830, Qelbree, APOKYN, XADAGO, and MYOBLOC where various suppliers are based in Europe.
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
Manufacturers of pharmaceutical products need to comply with cGMP requirements and other requirements enforced by the FDA, including electronic tracking and submission. These requirements include quality control, quality assurance, and the maintenance of records and documentation. Manufacturers of our products and product candidates may be unable to comply with all cGMP requirements and other FDA and similar foreign regulatory requirements. Failure to comply with these requirements may result in fines and civil penalties, suspension of production, suspension or delay in product approval, product seizure or recall, or withdrawal of product approval. If the safety of any of our products or product candidates is compromised due to failure to adhere to applicable laws or for other reasons, we may not be able to obtain regulatory approval for such product candidates or

ITEM 1A. RISK FACTORS.
to successfully commercialize such products. We may be held liable for any injuries sustained as a result. Any of these factors could cause a delay in clinical development, regulatory submissions, approvals, or commercialization of our product candidates, entail higher costs, or result in our being unable to effectively commercialize our product candidates. Furthermore, if we fail to obtain the required commercial quantities on a timely basis from our suppliers and at commercially reasonable prices, we may be unable to meet the demand for our approved products or may not be able to sell our products profitably.
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

ITEM 1A. RISK FACTORS.
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
We have post-marketing commitments for Trokendi XR, Oxtellar XR, and MYOBLOC. Although we have initiated work on some of these post-marketing commitments, we have not been able to accomplish them. If we do not meet our post-marketing commitments and are unable to show good cause for our inability to adhere to the timetables laid out in the approval letters, the FDA could take enforcement action against us, including withdrawal of approval.
Our products, product candidates, and our collaborators' approved products are subject to ongoing FDA requirements governing the labeling, packaging, storage, advertising, promotion, recordkeeping, and submission of safety and other information. In addition, manufacturers of drug products and their facilities are subject to continual review and periodic inspections by the FDA and other regulatory authorities for compliance with current good manufacturing practice (cGMP) regulations. If we, our collaborators, or a regulatory authority discover previously unknown problems with a product, including

ITEM 1A. RISK FACTORS.
side effects that are unanticipated in severity or frequency, or problems with the facility where the product is manufactured, a regulatory authority may impose restrictions on that product or on the manufacturer, including requiring withdrawal of the product from the market or suspension of manufacturing.
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
In addition, our product labeling, advertising, and promotion of our approved products are subject to regulatory requirements and continuing regulatory review. The FDA strictly regulates the promotional claims that may be made about prescription products. In particular, a product may not be promoted for uses that are not approved by the FDA, as reflected in the product's approved labeling. Notwithstanding, physicians may nevertheless prescribe products to their patients in a manner that is inconsistent with the approved label, which is known as "off label use". The FDA and other authorities actively enforce the laws and regulations prohibiting the promotion of off-label uses, and a company that is found to have promoted off-label use may be subject to significant sanctions. The federal government has levied large civil and criminal fines against companies for alleged improper promotion and has enjoined companies from engaging in off-label promotion. If we are found to have promoted off-label use, we may be enjoined from such off-label promotion and become subject to significant liability. This could have an adverse effect on our reputation, business, revenues, and profits.
Further, the FDA's policies may prospectively change. Additional government regulations may be enacted that could affect our products or prevent, limit or delay regulatory approval of our product candidates. If we are unable to adapt on a timely basis, or at all, to changes in existing requirements or to adopt new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we have obtained, adversely affecting our business, prospects, and ability to achieve or sustain profitability.
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
We also have agreements with leading CMOs to manufacture other commercial products and the API for such products. These CMOs offer a comprehensive range of contract manufacturing services.

ITEM 1A. RISK FACTORS.
We have a license agreement with United Therapeutics Corporation to use one of our proprietary technologies in an oral formulation of treprostinil diethanolamine, or treprostinil, for the treatment of pulmonary arterial hypertension and for other indications. The Company is eligible to receive, and has received royalties under this agreement based on net product sales of United Therapeutics Corporation's product, Orenitram (treprostinil). We are entitled to receive milestones and royalties for the use of this formulation in indications other than arterial hypertension.
Namzaric (memantine hydrochloride extended release and donepezil hydrochloride) capsules for the treatment of moderate to severe dementia of an Alzheimer's type is currently marketed by Allergan plc under an exclusive license agreement between Adamas Pharmaceuticals, LLC and Forest Laboratories Holdings Limited ("Forest"), an indirect, wholly-owned subsidiary of Allergan plc (collectively, "Allergan") in the United States. Adamas Pharmaceuticals LLC receives royalties on net sales of Namzaric.
We rely on third-party collaborators and strategic partners to market and commercialize our products and product candidates outside the U.S. We are party to and rely on several arrangements with third parties which provide us with rights to intellectual property that are necessary for the development of certain of our product candidates. In addition, we may enter into similar arrangements in the future for other product candidates. Our current arrangements impose various development, financial and other obligations on us. If we materially breach these obligations, of if third parties fail to adequately perform their respective obligations, these arrangements could be terminated which could result in our inability to develop, manufacture, market and sell products that are covered by such intellectual properties. We may not have sufficient resources to successfully establish future collaborations or license future arrangements on acceptable terms, if at all. We also face competition in our search for collaborators and licensing partners. By entering into strategic collaborations or similar arrangements, we rely on third parties to financially support their local operations, including support required for development, commercialization, sales, marketing, and regulatory activities, as well as expertise in each of those subject areas.
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

ITEM 1A. RISK FACTORS.
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
To market any product outside of the U.S., we must establish and comply with numerous and varying regulatory requirements of other regulatory jurisdictions regarding safety and efficacy. Approval procedures vary among jurisdictions and can involve product testing and administrative review periods different from, and longer than, those in the U.S. The time required to obtain approval in other jurisdictions might differ from that required to obtain FDA approval. The regulatory approval process in other jurisdictions may include all of the risks detailed above regarding FDA approval in the U.S., as well as other risks. For example, legislation analogous to Section 505(b)(2) of the FDCA in the U.S., which relates to the ability of an NDA applicant to use published data not developed by such applicant, may not exist in other countries. In territories where data are not freely available, we may not have the ability to commercialize our products without first negotiating with third parties to obtain their permission to refer to their clinical data in our regulatory applications. This process could require the expenditure of significant additional funds and time.
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
In September 2020, we submitted the NDA for SPN-830 to the FDA. In November 2020, we received a Refusal to File (RTF) letter from the FDA regarding the NDA in which the FDA determined that the NDA was not sufficiently complete to permit a substantive review. In the letter, the FDA requested certain documents and reports to be submitted in support of the NDA. In March 2021, we met with the FDA to discuss the path forward for resubmission of the SPN-830 NDA. The FDA provided additional clarity related to the contents of the RTF letter and the requirements for resubmission and in December 2021, the Company resubmitted the SPN-830 NDA to the FDA. In February 2022, the Company received notice from the FDA that the company’s New Drug Application (NDA) resubmission for its apomorphine infusion device (SPN-830) for the continuous treatment of motor fluctuations ("off" episodes) in Parkinson's Disease is considered a Standard Review thereby assigning a timeline of 10 months for review by the FDA and establishing a Prescription Drug User Fee Act (PDUFA) target action date in early October, 2022. In October 2022 we received a CRL from the FDA regarding the NDA for SPN-830 requesting additional information and analysis related to the infusion device and drug product across several areas of the NDA. In October 2023, the Company resubmitted its NDA for SPN-830. In November 2023, the FDA acknowledged it received the resubmitted NDA for SPN-830 and assigned a PDUFA target action date in early April 2024.
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

ITEM 1A. RISK FACTORS.
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

ITEM 1A. RISK FACTORS.
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

ITEM 1A. RISK FACTORS.
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
The U.S. and certain states have shown significant, increased interest in pursuing healthcare reform and changes to the healthcare delivery system. Numerous major markets outside the US, including the EU, Japan, and China, have widespread governmental involvement in healthcare funding, including with regard to pricing and reimbursement of pharmaceuticals. Government-adopted reform measures could adversely impact the pricing of healthcare products and services in the U.S. or internationally, adversely impacting the level of reimbursement available from governmental agencies and/or commercial third-party payors. The continuing efforts of third-party payors, including U.S. federal and state agencies, foreign governments, insurance companies, managed care organizations, employers, and other payors of healthcare services to contain or reduce

ITEM 1A. RISK FACTORS.
healthcare costs may adversely affect the Company's ability to set prices at launch, increase prices after launch, generate revenues, achieve profitability, and/or maintain profitability. In addition to healthcare reform initiatives in the U.S. and in other countries, there are (i) new laws, regulations, and judicial or other governmental decisions affecting pricing, drug reimbursement, and access or marketing within or across jurisdictions; (ii) changes in intellectual property laws; (iii) changes in accounting standards; (iv) new and increasing data privacy regulations and enforcement; (v) legislative mandates or preferences for local manufacturing of pharmaceutical products; and (vi) emerging and new global regulatory requirements for reporting payments and other value transfers to healthcare professionals. The costs of compliance with such laws and regulations, or the negative results of non-compliance, could adversely affect the business, cash flow, results of operations, financial condition and prospects of the Company. The Company believes that the healthcare industry will continue to be subject to increasing regulation as well as legal and political action, as future proposals to reform the healthcare system are considered by the U.S. Executive branch, Congress, and state legislatures.
In March 2010, a comprehensive change to the U.S. healthcare system, known as the Patient Protection and Affordable Care Act of 2010 (ACA) was enacted, as amended by the Health Care and Education Reconciliation Act of 2010. These laws and their regulations (collectively "HealthCare Reform Law") have far reaching consequences for pharmaceutical companies like the Company. Possible revisions to the HealthCare Reform Law are the subject of ongoing legislative debates and litigation.
The HealthCare Reform Law exerts downward pressure on pharmaceutical pricing, especially under the Medicare and Medicaid programs, and has increased the industry's regulatory burden and operating costs. Among the provisions of the HealthCare Reform Law of importance to the Company's products and product candidates are the following:
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
•Rebates owed by manufacturers under the Medicaid Drug Rebate Program for drugs that are inhaled, infused, instilled, implanted, or injected. On December 21, 2020, the Centers for Medicare & Medicaid Services (CMS) issued a Final Rule that makes significant modifications to the Medicaid Drug Rebate Program regulations in several areas, including with respect to the treatment of value-based purchasing arrangements, the definition of key terms, and the price reporting treatment of manufacturer-sponsored patient benefit programs;
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
•A requirement to annually report the number of drug samples that manufacturers and distributors provide to physicians; and
•A Patient-Centered Outcomes Research Institute to oversee, identify priorities for, and conduct comparative clinical effectiveness research, and provide funding for such research.
In 2021 the American Rescue Plan Act (“ARPA”) was signed into law, which includes a provision eliminating the statutory cap on rebates that drug manufacturers pay to Medicaid beginning in January 2024. These rebates function as a discount off the list price and eliminating the cap means that manufacturer discounts paid to Medicaid can increase. Prior to this change, manufacturers have not been required to pay more than 100% of the Average Manufacturer Price (“AMP”) in rebates to state Medicaid programs for Medicaid-covered drugs. As a result of this provision, beginning in 2024 it is possible that manufacturers may have to pay state Medicaid programs more in rebates than they receive on sales of particular products. This change could present a risk to the Company in the future for drugs that have high Medicaid utilization and rebate exposure that is more than 100% of the AMP. ARPA may push certain pharmaceutical manufacturers to reconsider pricing strategies and overall business in Medicaid and other federal programs.

ITEM 1A. RISK FACTORS.
In 2022 the IRA was enacted, which made significant changes to how drugs are covered and paid for under the Medicare program, including the creation of financial penalties for drugs whose prices rise faster than the rate of inflation, redesign of the Medicare Part D program to require manufacturers to bear more of the liability for certain drug benefits, and government price-setting for certain Medicare Part D drugs, starting in 2026, and Medicare Part B drugs starting in 2028.
Additional changes to the HealthCare Reform Law include The American Taxpayer Relief Act of 2012, which reduced Medicare payments to several types of providers and increased the statute of limitations period for the government to recover overpayments to providers from three years to five years.
In addition to those changes discussed above, in recent years there have also been several Congressional inquiries and proposed bills designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare; review the relationship between pricing and manufacturer patient programs, and reform government programs reimbursement methodologies for drugs.
Executive orders have changed certain provisions of the HealthCare Reform Law, while other provisions have been subject to court challenges. On June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the HealthCare Reform Law, brought by several states, without specifically ruling on the constitutionality of the HealthCare Reform Law. Prior to the U.S. Supreme Court ruling, President Biden issued an executive order instructing certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including, among others, re-examining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create barriers to obtaining access to health insurance coverage through Medicaid or the HealthCare Reform Law. Congress may consider other legislation to repeal or replace elements of the HealthCare Reform Law. It is difficult to predict the extent to which any of these changes to the HealthCare Reform Law, or additional changes if made, may impact the Company's business or any financial condition.
The Company's activities, including research, preclinical testing, clinical trials, and the manufacturing and marketing of its products, are subject to extensive regulation by numerous federal, state and local governmental authorities in the U.S., including the FDA, and by foreign regulatory authorities. In the U.S., the FDA administers requirements covering the testing, approval safety, effectiveness, manufacturing, labeling, and marketing of prescription pharmaceuticals and vaccines. In some instances, the FDA requirements have increased the amount of time and resources necessary to develop new products and bring them to market in the U.S. FDA statutes, regulations, and guidance often are revised or reinterpreted by the FDA in ways that may significantly affect the Company's business and products.
The FDA Reauthorization Act of 2017 (FDARA) amended the FDCA to revise and extend the user-fee programs for drugs, medical devices, generic drugs, and biosimilar biological products, and for other programs. FDARA reauthorized the various user fees to facilitate the FDA's review and oversight relating to prescription drugs, generic drugs, medical devices, and biosimilars. FDA's authority, including, among others, pediatric study requirements, orphan drug exclusivity, and the approval process for generic drugs.
The FDA also has enhanced its post-marketing authority, including the authority to require post-marketing studies and clinical trials, make labeling changes based on new safety information, or to require compliance with risk evaluation and mitigation strategies. The 2012 Food and Drug Administration Safety and Innovation Act expanded drug supply chain reporting requirements and strengthened the FDA's response to drug shortages. The FDA's exercise of its authority could result in delays or increase costs during product development and regulatory review. It could also result in increased costs to assure compliance with post-approval regulatory requirements and potential restrictions on the sale and/or distribution of any approved product. It is impossible to predict whether additional legislative changes will be enacted or whether FDA regulations, guidance, or interpretations will be changed, and what the impact of such changes, if any, may be. Future regulatory changes could make it more difficult for the Company to maintain or attain approval to develop and commercialize its products and technologies.
Healthcare cost containment legislation and the failure of third-party payors to provide appropriate levels of coverage and reimbursement for the use of products and treatments facilitated by our products could harm our business and prospects.
The Company's products are dependent on the coverage decisions and reimbursement policies established by government healthcare programs and private health insurers. These policies affect which products customers purchase and the prices customers are willing to pay. Reimbursement varies by country and can significantly impact the acceptance of new products and technologies. Even if the Company develops a promising new product, there may be limited demand for the product unless appropriate reimbursement approval is obtained from private and governmental third-party payors. Additional legislative or administrative reforms to the reimbursement systems in the U.S. and other countries that significantly reduce reimbursement for the Company's products, including price regulation, competitive bidding and tendering, coverage and payment policies,

ITEM 1A. RISK FACTORS.
comparative effectiveness of therapies, technology assessments, and managed-care arrangements, could have a material adverse effect on the Company's business, financial condition or results of operations.
Certain U.S. states have become increasingly active in enacting statutes and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, and restrictions on access to certain products, which creates additional compliance challenges for the Company. Marketing cost disclosure and transparency measures have been designed to encourage importation from other countries and bulk purchasing. In addition, regional healthcare authorities and individual hospitals increasingly are using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug formularies. Legally mandated price controls on payment amounts by third-party payors, or other similar restrictions, could harm the Company's business, results of operations, financial condition, and prospects. These price controls could prevent the Company from being able to commercialize its products or to generate an acceptable return on its investment.
Other U.S. healthcare cost containment statutes include:
•The 2013 Drug Quality and Security Act (DQSA), which creates the requirement for companies to trace, verify and identify all products through the entire supply chain, from manufacturer to dispenser. Title I of the DQSA, the Compounding Quality Act, increased regulation of compounding drugs. Title II of DQSA, the Drug Supply Chain Security Act (DSCSA) established requirements to facilitate improved tracking of prescription drug products through the supply chain with increased product identification requirements. DSCSA requires such tracking to be done farther down the distribution chain, including (i) wholesalers' verification and tracking in November 2019, (ii) pharmacy verification and tracking in the Fall of 2020, and (iii) at the unit level throughout the entire supply chain during the fourth quarter of 2023. In August 2023, FDA announced final guidance pertaining to Title II, entitled “Enhanced Drug Distribution Security Requirements Under Section 582(g)(1) of the Federal Food, Drug, and Cosmetic Act--Compliance Policies.” This guidance describes FDA’s compliance policies for enforcement of requirements for the interoperable, electronic, package level product tracing (enhanced drug distribution security requirements) under the Federal Food, Drug, and Cosmetic Act (FDCA), effective November 27, 2023.
•In 2016, the 21st Century Cures Act (Cures Act) was enacted and authorized increased funding for the FDA to spend on innovation projects, amended the Public Health Service Act (PHSA) to reauthorize and expand funding for the National Institutes of Health (NIH), established the NIH Innovation Fund to pay for the cost of development and implementation of a strategic plan, early stage investigations, and research; and charged the NIH with leading and coordinating expanded pediatric research. The Cures Act also directed the Centers for Disease Control and Prevention to expand surveillance of neurological diseases. There often are delays between the enactment of laws and the effective date of regulations for the enforcement of laws, and this was the case for the Cures Act. Although enacted in 2016, the Department of Health and Human Services (HHS), Office of Inspector General (OIG) did not publish a final rule amending the civil money penalty (CMP) regulations of HHS OIG until July 3, 2023. This final rule implements three statutory provisions: (1) the amendment of the PHSA by the Cures Act authorizing OIG to investigate claims of information blocking; (2) the amendment of the Civil Monetary Penalties Law (CMPL), authorizing HHS to impose CMPs, assessments, and exclusions upon individual and entities that engage in fraud and other misconduct related to HHS grants, contracts, and other agreements; and (3) the increase in penalty amounts in the CMPL effected by the Bipartisan Budget Act of 2018 (BBA 2018).
•The IRA includes measures intended to lower the cost of prescription drugs and related healthcare reforms, such as limits on price increases and subjecting an escalating number of drugs to annual price negotiations with CMS. Specifically, the IRA authorizes and directs HHS to set drug price caps for certain high-cost Medicare Part B and Part D qualified drugs, with the initial list of drugs announced on August 29, 2023. The negotiated maximum fair prices for such drugs is scheduled to be announced by September 1, 2024, with the first year of maximum price applicability to begin in calendar year 2026. The IRA also authorizes HHS to penalize pharmaceutical manufacturers that increase the price of certain Medicare Part B and Part D drugs faster than the rate of inflation. In February 2023, HHS released guidance on the implementation of the new Medicare Prescription Drug Inflation Rebate Program, and in June 2023, HHS and CMS announced a list of 43 prescription drugs for which Part B beneficiary coinsurances may be lower between July 1, 2023 and September 30, 2023. The IRA also creates significant changes to the Medicare Part D benefit design by capping Part D beneficiaries’ annual out-of-pocket spending. In May 2023, CMS released a draft guidance and request for comment regarding the new Part D Manufacturer Discount Program, set to begin in calendar year 2025. HHS and CMS are continuing to announce drugs for price negotiation, produce draft guidance, and finalize regulations in an effort to implement to IRA. The Company cannot predict whether additional legislation or rulemaking related to the IRA will be issued or enacted, or what impact, if any, such changes will have on the profitability of any of the Company's products. There also may be future changes unrelated to the IRA that result in reductions in potential coverage and reimbursement

ITEM 1A. RISK FACTORS.
levels for the Company's products, and we cannot predict the scope of any future changes or the impact that those changes may have on its business.
Future healthcare reform measures may result in more rigorous coverage criteria and lower reimbursement, and additional downward pressure on the price that the Company receives for any approved product. Any reduction in reimbursement from Medicare or other government-funded programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms could result in reduced demand for the Company's product candidates or additional pricing pressures and may prevent the Company from being able to generate revenue, attain profitability or commercialize its drugs.
Future healthcare reforms in the U.S. and in other countries could limit the prices that can be charged for the Company's products and product candidates or may otherwise limit its commercial opportunities. The Company cannot predict what additional future changes in the healthcare industry in general, or the pharmaceutical industry in particular, will occur; however, any changes could have a material adverse effect on the Company’s business, cash flow, results of operations, financial condition, and prospects.
Any failure to comply with healthcare regulations, including implementation of any change in compliance with healthcare regulations and laws could cause us to incur significant compliance expenses and any failure to comply could subject us to substantial penalties and fines. Our business, operations, and financial condition could be adversely affected.
As a supplier of pharmaceuticals, certain U.S. federal and state healthcare laws and regulations pertaining to patients' rights to privacy, fraud and abuse protection, and others, are and will continue to be applicable to our business. We could be subject to allegations of healthcare fraud and abuse, patient privacy violations, as well as other violations of healthcare regulations by both the federal government and the states in which we conduct our business. Regulations to which we are subject include the HealthCare Reform Law and others discussed below.
The assessment of the financial impact of the HealthCare Reform Law on the Company's business is on-going. There can be no assurance that the Company's business will not be materially harmed by future compliance with or changes to the HealthCare Reform Law.
The HealthCare Reform Law includes various provisions designed to strengthen fraud and abuse enforcement. These include increased funding for enforcement efforts and lowering the intent requirement of the federal anti-kickback statute and criminal healthcare fraud statute, such that a person or entity no longer needs to have actual knowledge or specific intent to violate the statute.
If the Company's past or present operations are found to be in violation of any such laws or any other governmental regulations that may apply it, then the Company may be subject to penalties, both civil and criminal, damages, fines, exclusion from federal healthcare programs, and/or the curtailment or restructuring of its operations.
In addition, the Company could receive adverse publicity as a result of any such failure to comply with HealthCare Reform Law. Certain provisions of the HealthCare Law have not been fully interpreted by the regulatory authorities or the courts and certain provisions are subject to a variety of interpretations, which may complicate the Company's compliance with the HealthCare Laws. Any action against the Company for violation of the HealthCare Laws, even if successfully defended, could cause the Company to incur significant legal expenses and divert management's attention from the operation of its business.
The Company could be subject to allegations of healthcare fraud and abuse, as well as other violations of healthcare regulations by both the federal government and the states in which the Company conducts its business. Regulations include, but are not limited to:
•The federal healthcare program Anti-Kickback Statute (AKS), which prohibits, among other things, persons from knowingly and willfully soliciting, receiving or providing remuneration, directly or indirectly, to induce either the referral of an individual for an item or service or the purchasing or ordering of a good or service, for which payment may be made under federal healthcare programs such as the Medicare and Medicaid programs. A person or entity does not need to have actual knowledge or specific intent to violate the federal AKS to have committed a violation. Further, the government may assert that a claim, including items and services resulting from a violation of the federal AKS, constitutes a false or fraudulent claim for purposes of the federal False Claims Act, as discussed below. On December 2, 2020, additional AKS regulations were finalized and took effect in January 2021, which modified existing AKS safe harbors, created new AKS safe harbors, and created a new CMP law exception. Safe harbors protect certain arrangements from prosecution if each of the elements of the safe harbor is satisfied;

ITEM 1A. RISK FACTORS.
•The HHS OIG Special Fraud Alert published on November 16, 2020, which addresses the manufacturer Speaker Programs, and signals both a narrower government view of AKS compliance with respect to such programs as well as the potential for increased enforcement in the space by government oversight agencies such as OIG and the Department of Justice;
•Federal civil and criminal false claims laws and civil monetary penalty laws, which prohibit, among other things: individuals or entities from knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid, or other third-party payors that are false or fraudulent; knowingly making a false statement material to an obligation to pay or transmit money to the federal government; or knowingly concealing or improperly avoiding or decreasing an obligation to pay money to the federal government;
•Federal physician payment transparency requirements under the ACA, commonly referred to as the Physician Payments Sunshine Act, which requires manufacturers of drugs, devices, biologics, and medical supplies to report to HHS information related to physician payments, and to report other transfers of value, physician ownership, and investment interests;
•Federal price reporting laws, which require the Company to calculate and report complex pricing metrics to government programs, where such reported prices may be used in the calculation of reimbursement and/or discounts on the Company's commercial products;
•The FDCA, which among other things, strictly regulates drug product marketing, prohibits manufacturers from marketing drug products for off-label use, and regulates the distribution of drug samples;
•State law equivalents of each of the above federal laws, such as state anti-kickback laws, physician payment, and drug pricing transparency laws, and false claims laws, which may apply to the Company's business practices, including, but not limited to: (i) research, distribution, sales and marketing arrangements; (ii) claims for items or services reimbursed by any third-party payor, including commercial insurers; (iii) state laws that require pharmaceutical companies to comply with the pharmaceutical industry's voluntary compliance guidelines, and the applicable compliance guidance promulgated by the federal government; and (iv) state laws that otherwise restrict payments that may be made to healthcare providers. Many of these state laws differ from one another in significant ways and often are not preempted by federal laws, thus complicating compliance efforts;
•Certain state laws require pharmaceutical companies to comply with voluntary compliance guidelines promulgated by a pharmaceutical industry association and relevant compliance guidance issued by HHS OIG, bar drug manufacturers from offering or providing certain types of payments or gifts to physicians and other healthcare providers, and/or require disclosure of gifts or payments to physicians and other healthcare providers;
•Pricing and rebate programs must comply with the Medicaid rebate requirements of the Omnibus Budget Reconciliation Act of 1990, as amended, and the Veterans Health Care Act of 1992, as amended (VHCA). If the Company's products are made available to authorized users of the Federal Supply Schedule of the General Services Administration, additional laws and requirements apply. Under the VHCA, drug companies are required to offer certain pharmaceutical products at a reduced price to several federal agencies, including the United States Department of Veterans Affairs and United States Department of Defense, the Public Health Service, and certain private Public Health Service—designated entities, in order to participate in other federal funding programs including Medicare and Medicaid. Recent legislative changes purport to require that discounted prices be offered for certain United States Department of Defense purchases for its TRICARE program via a rebate system. Participation under the VHCA requires submission of pricing data and calculation of discounts and rebates pursuant to complex statutory formulas, as well as the entry into government procurement contracts governed by the Federal Acquisition Regulations; and
•Similar healthcare laws in the European Union and other jurisdictions, including reporting requirements detailing interactions with and payments to healthcare providers.
As a supplier of pharmaceuticals, certain U.S. federal and state healthcare laws and regulations pertaining to patients’ rights to privacy apply to the Company’s business. The Company could be subject to allegations of patient privacy violations by both the federal government and the states in which the Company’s conducts its business. Regulations include, but are not limited to:
•The Federal Health Insurance Portability and Accountability Act of 1996 (HIPAA), which prohibits a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters. Similar to the federal AKS, a person or entity does not need to have actual knowledge or specific intent to violate HIPAA in order to have committed a

ITEM 1A. RISK FACTORS.
violation. On December 10, 2020, HHS released proposed modifications to the HIPAA Privacy Rule, which, if adopted, would change rules related to patient access to HIPAA protected records, among others. In 2021 OCR sought feedback on the proposed HIPAA changes. Publication of the Final Rule has not yet occurred;
•HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 (commonly referred to as the HITECH Act), which imposes certain requirements relating to the privacy, security, and transmission of individually identifiable health information; and
•Various state and foreign laws also govern the privacy and security of health information in some circumstances, and many of these laws differ from each other in significant ways and often are not preempted by HIPAA.
Efforts to ensure that the Company's business arrangements will comply with applicable healthcare laws and regulations could be costly. If the Company's operations are found to be in violation of any of the laws described above or in violation of any governmental regulations that apply to us, then it may be subject to penalties, including civil and criminal penalties, damages, fines, and the curtailment, or restructuring of its operations. Any penalties, damages, fines, curtailment or restructuring of the Company's operations could adversely affect its ability to operate its business and could impair its financial results.
Although compliance efforts can mitigate the risk of investigation and prosecution for violations of these laws, the risks cannot be entirely eliminated. The risk of violating a law can increase when governmental interpretations and rule-making necessitate operating changes. Any action against the Company for violation of these laws, even if successfully defended, could cause the Company to incur significant legal expenses and divert management's attention from the operation of its business. Moreover, achieving and sustaining compliance with applicable federal and state privacy, security, and fraud laws may prove costly.
Guidelines and recommendations published by various organizations can reduce the use of our products and product candidates.
Government agencies promulgate regulations and guidelines directly applicable to us and to our products and product candidates that could affect the use of our products. In addition, professional societies, practice management groups, private health and science foundations, and organizations involved in various diseases from time to time may also publish guidelines or recommendations to the health care provider and patient communities. Recommendations from government agencies or these other groups or organizations may relate to such matters as usage, dosage, route of administration, and use of concomitant therapies. Recommendations or guidelines suggesting the reduced use of our products, or the use of competitive or alternative products which are subsequently followed by patients and health care providers, could result in decreased use of our products.
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

ITEM 1A. RISK FACTORS.
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
Limitations on our patent rights relating to our products and product candidates may limit our ability to prevent third parties from competing with us.
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

ITEM 1A. RISK FACTORS.
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
In recent years, the volume and variety of claims and the amount of damages claimed in litigation against the pharmaceutical industry have increased. For example, in recent years we or our subsidiaries have been involved in litigations alleging violation of federal and state false claims acts and antitrust laws. For more information, refer to Part I, Item 3 - Legal Proceedings contained in this Annual Report Form 10-K. While we strive to conduct our business in accordance with the highest standards, we nevertheless remain exposed to litigation risk. We could be sued by many different parties, including, for example, consumers, healthcare providers, or others selling or otherwise coming into contact with our products and product candidates. Lawsuits or investigations that we may become involved in could be very expensive. These claims may be highly damaging to our reputation, even if the underlying claims are without merit, thereby adversely affecting our business.
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

ITEM 1A. RISK FACTORS.
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
Our personnel, systems and facilities currently in place may not be adequate to support future growth. Our future financial performance and our ability to compete effectively will depend, to a significant degree, on our ability to effectively manage our recent and any future growth. We increased employee headcount from 612 employees in 2022 to 652 employees in 2023. Our need to effectively execute our growth strategy requires that we:
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

ITEM 1A. RISK FACTORS.
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
As of January 1, 2023, we have cyber insurance in addition to our business insurance coverage, however, prior to that time we self-insured by assuming the full risk of costs related to cybersecurity incidents. Such cyber insurance does not provide coverage for incidents that occurred before January 1, 2023. There can be no assurance that our insurance coverage will be sufficient to cover the full impact of a cyberattack or that it can be renewed in the future at favorable terms, or at all.
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

ITEM 1A. RISK FACTORS.
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

ITEM 1A. RISK FACTORS.
The Company’s financial condition and results of operations may be materially and adversely affected by health pandemics.
The COVID-19 and any future pandemic may result in workforce limitations and travel restrictions resulting from related government actions taken to contain the spread of the disease, any of which may impact many aspects of our business. If a significant percentage of our workforce is unable to work, including because of illness or travel or government restrictions in connection with the pandemic, our operations may be negatively impacted. During a pandemic, government restrictions and social distancing guidelines may drive an increased reliance on working from home for our employees. For example, during the COVID-19 pandemic, the Company’s sales force was functioning largely utilizing digital engagement tools, tactics, and virtual detailing, which may be less effective than the Company's ordinary course sales and marketing programs. In addition, during a pandemic, patients may not be able to get their prescriptions or visit their physicians, which in turn could adversely impact the prescription volumes of our commercial products. Similarly, investigative sites, subjects in clinical trials, and vendors that include our contract research organizations may be subject to the same workforce limitations and travel restrictions during a pandemic. As a result, during a pandemic, we may experience delays or disruptions in our preclinical studies, clinical studies, and non-clinical experiments due to unforeseen circumstances, including but not limited to, interruption of key clinical trial activities, such as clinical trial site data monitoring, and interruption of clinical trial subject visits and study procedures.
The Company may also experience other unknown impacts from a pandemic that cannot be predicted. For example, in its CRL related to SPN-830, the FDA noted that approval of the NDA for SPN-830 requires inspections that could not be completed in a timely manner due to COVID-19 travel restrictions. We may also experience delays in receiving supplies of our product candidates from our contract manufacturing organizations due to staffing shortages, production slowdowns, stoppages, disruptions in delivery systems.
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
We expect that any revenue we generate will fluctuate from quarter to quarter and year to year as a result of the revenue generated from approved products, license agreements, development milestones, and collaboration license agreements.

ITEM 1A. RISK FACTORS.
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
•    Changes in reimbursement environment and regulatory changes; and
•Changes in the size of our investment portfolio and interest rates.
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
Our ability to utilize our U.S. federal and state net operating losses is currently limited and may be limited further, under Sections 382 of the Internal Revenue Code. The limitations apply if an ownership change, as defined by Section 382, occurs. Generally, an ownership change occurs when certain shareholders change their aggregate ownership position by more than 50 percentage points over their lowest ownership percentage in a testing period, which is typically three years, or since the last ownership change. Our acquired tax attributes are subject to Section 382 limitations. As of December 31, 2023, we had U.S. Federal net operating loss carryforwards of approximately $374.0 million. Future changes in stock ownership may also trigger an additional ownership change and, consequently, another Section 382 limitation.
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

ITEM 1A. RISK FACTORS.
In the past, we have identified material weaknesses in our internal controls which might cause stockholders to lose confidence in our financial and other public reporting, particularly if not remediated appropriately and timely, which in turn would harm our business and the trading price of our common stock.
Maintaining effective internal control over financial reporting is necessary for us to produce reliable financial statements. Effective internal control over financial reporting and adequate disclosure controls and procedures are designed to prevent fraud.
Our failure to implement required new or improved controls, or difficulties encountered in their implementation, could cause us to fail to meet our reporting obligations. Moreover, we are required to maintain effective disclosure controls and procedures in order to provide reasonable assurance that the information required to be reported in our periodic reports filed with the SEC is recorded, processed, summarized, and reported within the time periods specified by the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.
Although as of December 31, 2023 remediation has been completed, in the past we identified material weaknesses in our internal control over financial reporting as of December 31, 2021 which persisted, on a narrower basis, as of December 31, 2022. We successfully implemented measures designed to ensure that the control deficiencies contributing to the material weaknesses were remediated. However, if we are unable to maintain effective internal control over financial reporting, our ability to report financial information timely and accurately could be adversely affected. As a result, we could lose investor confidence and become subject to litigation or investigations, which could adversely affect our business, operations, financial condition and the trading price of our Common Stock.
In addition, any testing conducted by us in connection with Section 404(a) of the Sarbanes-Oxley Act of 2002 (SOX), or the subsequent testing by our independent registered public accounting firm in connection with Section 404(b) of SOX, may in the future reveal deficiencies in our internal control over financial reporting that are deemed to be material weaknesses. Any system of internal controls, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the system are met. Failure to maintain effective internal control over financial reporting or disclosure controls and procedures or to remediate any material weakness, could result in a material misstatement of our consolidated financial statements that would require a restatement or other materially deficient disclosures. Therefore, investor confidence in the accuracy and timeliness of our financial reports and other disclosures may be adversely impacted, and the market price of our common shares could be negatively impacted.
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
We devote significant resources and time in an effort to comply with the provisions related to internal control over financial reporting of the Sarbanes-Oxley Act of 2002. However, we cannot be certain that these measures will ensure that we design, implement, and maintain adequate control over our financial processes and reporting in the future.
The integration of acquired businesses, such as the acquisition of Adamas in November 2021, may result in our systems and controls becoming increasingly complex and more difficult to manage, regardless of whether such acquired business was previously privately or publicly held. The integration of acquired businesses may also result in material challenges to the Company’s control environment, including: managing a larger, more complex combined business; maintaining employee morale and retaining key management and other employees; unanticipated issues in integrating financial reporting and information technology infrastructure; and harmonizing the companies’ operating practices, internal controls, compliance programs and other policies, procedures, and processes. We may also encounter difficulties in addressing possible differences in business backgrounds, corporate cultures and management philosophies, and maintaining adequate staffing, which could potentially pose challenges in the implementation and operation of controls. We may also identify or fail to identify potential deficiencies in internal controls at the acquired or combined business level.
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

ITEM 1A. RISK FACTORS.
We have and may further expand our business through acquisitions of new product lines or businesses, which expose us to various risks, including difficulties in integrating acquisitions. Our recent acquisitions pose certain incremental risks to the Company.
Our acquisition strategy entails numerous risks. We completed the Adamas Acquisition in November 2021 and the USWM Acquisition in June 2020.
Our continued ability to grow through acquisitions will depend, in part, on the availability of suitable candidates at acceptable prices, terms, and conditions; our ability to compete effectively for acquisition candidates; and the availability of capital and personnel resources to complete such acquisitions and run and integrate the acquired business effectively. We anticipate competition for attractive candidates from other parties, some of whom have substantially greater financial and other resources than we have. Any acquisition, alliance, joint venture, investment, or partnership could impair our business, financial condition, reputation, and operating results. For instance, the benefits of an acquisition, or new alliance, joint venture, investment, or partnership may take more time than expected to develop or integrate into our operations, and we cannot guarantee that previous or future acquisitions, alliances, joint ventures, investments, or partnerships will, in fact, produce any benefits. Whether or not any particular acquisition is successfully completed, each of these activities is expensive and time consuming and would likely require our management to spend considerable time and effort to complete, which would detract from our management's ability to run our current business. Although we may spend considerable funds and efforts to pursue acquisitions, we may not be able to complete them.
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
•Difficulties in the integration of the operations, technologies, services, and products of the acquired companies;
•Diversion of management's attention from our other business activities;
•Assumption of debt and liabilities of the target company including any ongoing lawsuits
•Failing to achieve anticipated revenues, profits, benefits, or cost savings;
•Difficulty in coordinating, establishing, or expanding sales, distribution and marketing functions, as necessary;
•Potential inability to realize the value of the acquired assets relative to the price paid;
•Inaccurate assessment of additional post-acquisition, undisclosed, contingent, or other liabilities or problems, unanticipated costs associated with an acquisition despite the existence of representations, warranties, and indemnities in any definitive agreement; and an inability to recover or manage such liabilities and costs;
•Possibility of incurring significant restructuring charges and amortization expense;
•Potential impairment to assets recorded as a part of an acquisition, including intangible assets and goodwill;
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

ITEM 1A. RISK FACTORS.
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
As part of the USWM Acquisition, the Company acquired the right to further develop and commercialize APOKYN, XADAGO, and the Apomorphine Infusion Device (SPN-830) in the U.S. and MYOBLOC worldwide (the Products) for an upfront cash payment of $300 million and the potential for additional contingent consideration payments of up to $230 million. The potential $230 million in contingent consideration payments includes up to $130 million for the achievement of certain SPN-830 regulatory and commercial activities and up to $100 million related to future sales performance of the acquired products. The regulatory and commercial milestone activities include milestones related to FDA acceptance and approval of NDA and milestones dependent on the timing of NDA approval and commercial launch of SPN-830. Sales-based milestones are dependent on achievement of future product sales targets.
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
As part of the Adamas Acquisition and the USWM Acquisition, we acquired substantial intangible assets, including goodwill. We may not realize all the economic benefits from the acquisition, which could cause an impairment of goodwill or other intangibles. We review our intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. For example, during the year ended December 31, 2023, the Company recognized impairment charges of $20.2 million mainly due to the partial write-off of the carrying value of some of its acquired intangible assets, primarily XADAGO. The primary factors that led to the impairment determinations were the following: (1) the performance of the commercial products; (2) forthcoming loss of exclusivity of XADAGO in December 2027, or earlier under certain circumstances, due to settlement agreements with third party generic companies; and (3) the change in the Company's future outlook of the brands. We test goodwill for impairment at least annually. Factors that may cause a change in circumstances, indicating that the carrying value of our goodwill or intangible assets may not be recoverable, include a decline in our stock price and market capitalization, reduced future cash flow estimates if significant and prolonged negative industry or economic trends exist, significant changes occur in the competitive landscape and slower growth rates in industry segments in which we participate. For example, in February 2022 the FDA approved the first generic of APOKYN (apomorphine hydrochloride injection) to treat hypomobility "off" episodes ("end-of-dose wearing off" and unpredictable "on/off" episodes) associated with advanced Parkinson’s Disease when it approved an application for drug cartridges for use with the APOKYN brand-name pen injector. At this time, we cannot forecast what impact, if any, the FDA's approval of this generic may have on sales of APOKYN, or the value of our intangible asset associated with APOKYN. In addition, the Company also has an indefinite-lived intangible

ITEM 1A. RISK FACTORS.
asset associated with SPN-830. The drug regulatory approval process is inherently uncertain, lengthy, and difficult. The FDA has substantial discretion in the drug approval process, including the ability to delay, limit or deny approval of a product candidate for many reasons. Any adverse action by the FDA can potentially impact our estimated fair value of the IPR&D intangible asset. We may be required to record a significant charge in our consolidated financial statements during the period in which any impairment of our goodwill or other intangible assets is determined, negatively affecting our results of operations and equity book value, the effect of which could be material.
Changes in tax laws or regulations that are applied adversely to us or our customers may have a material adverse effect on our business, cash flow, financial condition or results of operations.
Changes in tax laws or regulations that are applied adversely to us or our customers may have a material adverse effect on our business, cash flow, financial condition or results of operations. New income, sales and use or other tax laws or regulations could be enacted at any time, which could adversely affect our business operations and financial performance. Further, existing tax laws and regulations could be interpreted, modified or applied adversely to us. These events could require us to pay additional taxes on a prospective or retroactive basis, as well as penalties, interest and other costs for past amounts deemed to be due. New laws, or laws that are changed, modified or newly interpreted or applied, also could increase our compliance, operating and other costs, as well as the costs of our products. Further, the Tax Act enacted many significant changes to the U.S. tax laws, some of which were further modified by the Coronavirus Aid, Relief, and Economic Security Act, and may be modified in the future by the current of a future presidential administration. Among other changes, the Tax Act amended the Code to require that certain research and experimental expenditures be capitalized and amortized over five years if incurred in the United States or fifteen years if incurred in foreign jurisdictions for tax years beginning after December 31, 2021. Although the U.S. Congress has considered legislation that would defer, modify, or repeal the capitalization and amortization requirement, there is no assurance that such changes will be made. If the requirement is not deferred, repealed or otherwise modified, it may increase our cash taxes and effective tax rate. In addition, it is uncertain if and to what extent various states will conform to current federal law, or any newly enacted federal tax legislation. Changes in corporate tax rates, the realization of net operating losses, and other deferred tax assets relating to our operations, the taxation of foreign earnings, and the deductibility of expenses could have a material impact on the value of our deferred tax assets and could increase our future tax expense.
Our Credit Line is secured by a portfolio of marketable securities and we may be required to post additional collateral.
During the first quarter of 2023, we entered into the Credit Line, an uncommitted demand secured credit line with a financial institution for up to $150.0 million. The Credit Line, if the Company borrows against it, will be secured primarily by our portfolio of marketable securities, which is primarily comprised of corporate and U.S. government agency and municipal debt securities and may fluctuate in value. To the extent the value of the collateral decreases below the required collateral maintenance requirements we may be required to promptly post additional collateral. If we are unable to promptly post additional collateral, or reduce the level of borrowings pursuant to the Credit Line, the lender has the right, in its discretion, to liquidate, transfer, withdraw or sell all or any part of the collateral and apply the proceeds to repay the borrowings. The prices realized by the lender in a liquidation may be lower than the prices that would be realized if such securities were sold under ordinary circumstances or held to maturity.
Changes in interest rates could adversely affect the profitability of the Company by increasing our interest expense.
Borrowings pursuant to the Credit Line may be at variable or fixed rates. Although as of December 31, 2023 the Company does not have any borrowings from the Credit Line, it might do so in the future. To the extent the Company borrows funds pursuant to the Credit Line on a variable rate basis, the Company's debt obligation thereunder would be subject to changes in short-term interest rates. If interest rates were to increase, it would increase the Company's borrowing cost and it could reduce the Company's overall profitability.
Although we have been profitable from operations since the fourth quarter of 2014, there is no assurance that we will continue to generate net income in the future. We may not be able to maintain or increase profitability.
In recent years, we have focused primarily on developing our current products and product candidates, with the goal of commercializing these products and supporting regulatory approval for our product candidates. We have financed our operations through revenue generated from operations and various transactions.
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

ITEM 1A. RISK FACTORS.
As of December 31, 2023, we had retained earnings of approximately $482.6 million. However, prior to 2018, we reported accumulated deficit due to significant operating losses incurred since inception through 2014, substantially as a consequence of costs incurred in connection with our development programs, expenses associated with launching our products, and from selling, general and administrative costs associated with our operations. We expect our research and development costs to continue to be substantial and to increase as we advance our product candidates through preclinical studies, clinical trials, manufacturing scale-up, and other pre-approval activities. We expect our selling, general and administrative costs to continue to increase as we continue to support the ongoing commercialization of our products and to further increase in anticipation of launching new product candidates.
While we operated profitably in 2023, we cannot be certain that we will continue to do so. Any potential future losses, if and when they occur, could have an adverse impact on our stockholders' equity and working capital.
Risks Related to Securities Markets and Investment in Our Stock
The issuance of additional shares of our common stock, or instruments convertible into or rights to acquire shares or our common stock, or market sales of our common stock, could affect the market price of our common stock.
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
In addition, as of December 31, 2023, we had outstanding 54,723,356 shares of common stock, of which approximately 2,331,839 shares are restricted securities that may be sold in accordance with the resale restrictions under Rule 144 of the Securities Act of 1933, as amended (Securities Act), or pursuant to a resale registration statement. Also, as of December 31, 2023, we had outstanding options to purchase 6,583,822 shares of common stock that, if exercised, would result in these additional shares becoming available for sale. We have also registered all common stock subject to options, restricted stock units and performance stock units outstanding or reserved for issuance under our 2005 Stock Plan, 2012 Equity Incentive Plan, 2021 Equity Incentive Plan and 2012 Employee Stock Purchase Plan. An aggregate of 2,086,766 and 686,105 shares of our common stock are reserved for future issuance under the 2021 Equity Incentive Plan and the 2012 Employee Stock Purchase Plan, respectively.
If we issue additional shares of our common stock or issue rights to acquire shares of our common stock, if any of our existing stockholders sells a substantial amount of our common stock, or if the market perceives that such issuances or sales may occur, then the trading price of our common stock may significantly decrease. In addition, our issuance of additional shares of common stock will dilute the ownership interests of our existing common stockholders.
The price of our common stock may fluctuate substantially.
The market price for our common stock historically has been volatile. In addition, the market price of our common stock may fluctuate significantly in response to a number of factors, including but not limited to:
•Fluctuations in stock market prices for the U.S. stock market;
•The commercial performance of products, including Qelbree, GOCOVRI, Oxtellar XR, Trokendi XR, and APOKYN, or any of our product candidates that receive regulatory approval;
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

ITEM 1A. RISK FACTORS.
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
•Changes in third-party coverage and reimbursement policies for our products and/or product candidates; and
•Discussion by us of our stock price in the financial or scientific press or investor communities.
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

ITEM 1A. RISK FACTORS.
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
As of December 31, 2023, we had issued options to purchase 6,583,822 shares of common stock outstanding, with exercise prices ranging from $7.63 to $58.15 per share and a weighted average exercise price of $29.20 per share, as well as 300,141 unvested restricted stock units and 271,630 performance stock units. Upon the vesting of each of these options, the holder may exercise his or her options, and following the vesting of the restricted stock units and performance stock units the holder will receive shares of common stock, which would, in any case, result in dilution to investors.
Indebtedness and liabilities could limit the cash flow available for our operations, expose us to risks that could adversely affect our business, financial condition, and results of operations, and impair our ability to satisfy our obligations under the notes.
In 2018 we incurred $402.5 million of indebtedness as a result of the sale of 0.625% Convertible Senior Notes, which matured on April 1, 2023 (2023 Notes) at which time the Company paid the total principal amount and the outstanding interest due. During the first quarter of 2023, we entered into the Credit Line, an uncommitted demand secured credit line with a financial institution for up to $150.0 million. In the future, we may incur indebtedness, including by drawing funds from the Credit Line, to meet financing needs or otherwise refinance existing indebtedness. Indebtedness could have significant negative consequences for our security holders and our business, results of operations, and financial condition by, among other things:
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
Our business may not generate sufficient funds, and we may otherwise be unable to maintain sufficient cash reserves to pay amounts due under any indebtedness we incur.
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

ITEM 1A. RISK FACTORS.
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

ITEM 1A. RISK FACTORS.
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
We face increased legal, accounting, administrative, and other costs and expenses as a public company. Compliance with Section 404 of SOX, the Dodd-Frank Act of 2010, as well as rules of the Securities and Exchange Commission and NASDAQ, for example, has resulted in significant initial costs to us as well as ongoing legal, audit and financial reporting costs. As of the beginning of 2017, we transitioned from "accelerated filer" to "large accelerated filer" status, which led to further increases in our legal, audit, NASDAQ listing fees, and financial compliance costs. The Securities Exchange Act of 1934, as amended (the Exchange Act), requires, among other things, that we file annual, quarterly, and current reports with respect to our business and financial condition. Our board of directors, management, and outside advisors need to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations make it more difficult and more expensive for us to obtain director and officer liability insurance and require us to incur substantial and increasing costs to maintain the same or similar coverage.
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
As a result of the COVID-19 pandemic, economic conditions and other geopolitical events, in recent years the global credit and financial markets have experienced extreme volatility and disruptions, which has included periods of severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, and increases in inflation and uncertainty about economic stability. The financial markets, global economy and supply chains have and may continue to be adversely affected by pandemics, economic conditions and current or anticipated geopolitical events, including the impact of military conflicts, sanctions imposed in response to such conflicts, and any economic countermeasures by the affected countries or others could exacerbate market and economic instability. There can be no assurance that further deterioration in supply chains, credit and financial markets and confidence in economic conditions will not occur. Our general business strategy may be adversely affected by any such economic downturn, volatile business environment, inflationary economic environment or continued unpredictable and unstable market conditions, including disruption to enrollment within our ongoing clinical trials and our ability to purchase necessary supplies on acceptable terms, if at all, and increased costs in compensation levels to recruit and retain qualified personnel and to carry out ongoing and future clinical trials. If the current equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult, more costly and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and stock price and could require us to delay or abandon clinical development plans. In addition, there is a risk that one or more of our current service providers, suppliers or other partners may not survive an economic downturn or rising inflation, which could directly affect our ability to attain our operating goals on schedule and on budget.
ITEM 1B.     UNRESOLVED STAFF COMMENTS.
None.
ITEM 1C. CYBERSECURITY.
Cybersecurity
Our business depends on information technology systems and networks, which we protect from cyber threats that could harm our data, operations, and reputation. We have invested in security measures designed to safeguard the data of our customers and employees, prevent, detect, and respond to cyberattacks, and comply with data privacy requirements.
Cybersecurity Governance
Our approach to cybersecurity begins with our responsibility for strong governance and controls. Security begins at the top of our organization, where Company leadership consistently communicates the requirements for vigilance and compliance throughout the organization, and then leads by example. We use a risk-based and layered approach to prevent, detect, and respond to cyberattacks, and leverage external partnerships for threat intelligence.
Our management is responsible for risk identification, risk management and risk mitigation strategies associated to cybersecurity related information technology risks, including fully documenting our cybersecurity policies and procedures and cybersecurity risk management program as well as implementing a cybersecurity risk management program and ensuring compliance with our cybersecurity policies and procedures. Our Senior Vice President of Quality, GMP Operations, and Information Technology leads our Information Technology team, which includes experienced and information security professionals and has expertise in various aspects of cybersecurity, such as network security, data protection, incident response, threat intelligence, and security awareness. Our Information Technology Team’s expertise is supplemented by external consultants who provide specialized services and independent assessments of our cybersecurity posture and capabilities.
Management has appointed a Cybersecurity Incident Response Team (the “CSIRT”) which is operationally responsible for coordinating, executing, and managing cybersecurity incident response activities. The CSIRT is comprised of experienced information security personnel from our Information Technology team. The CSIRT’s responsibilities include, among other things, incident identification and escalation to designated members of management. Among the designated members of management who are required to be notified are our Chief Executive Officer and our Chief Financial Officer.
Our Board of Directors has appointed its Audit Committee as its primary body to oversee management’s risk identification, risk management and risk mitigation strategies related to cybersecurity related information technology risks.

ITEM 1A. RISK FACTORS.
Members of our management who have responsibility for designing and implementing our risk management processes are required to meet periodically with the Audit Committee regarding our policies, processes, procedures and any significant development related to the identification, management and mitigation of cybersecurity risks. The Audit Committee’s primary oversight of management’s cybersecurity risk management efforts is supplemented by our full Board, which is required to receive, on an annual basis an update from management on any significant developments related to the identification, management and mitigation of cybersecurity risks.
Cybersecurity Risk Identification and Management
As part of management’s initiative to enhance our information security program, during 2023 our program underwent an internal audit, which was supported by an international firm experienced in auditing such programs. The results of the audit are being used by management to supplement previously planned enhancements. Management, with the assistance of third-party experts, is developing and implementing governance-related enhancements to its cybersecurity risk management program. A significant aspect of that process involves fully documenting policies, standards and procedures and developing others, including personnel training requirements, threat monitoring, detection, and containment standards, risk assessment processes, standards for third-party penetration testing, and standards for third-party vendor security requirements. Management expects that the program will continue to adapt and incorporate new techniques and procedures in an effort to combat evolving and novel cybersecurity threats.
Our current cybersecurity risk management program includes the following key elements:
•Cybersecurity risk mitigation: We utilize various measures, tools and controls to prevent, detect, and mitigate cyberattacks, such as firewalls, antivirus software, encryption, authentication, backup, and recovery. We also adopt a defense-in-depth approach that layers multiple security mechanisms across our information systems and networks, such as perimeter, endpoint, application, and data security. We monitor and test our security measures and controls, and we update and enhance them as needed to address new and emerging cyber threats and vulnerabilities.
We also rely on specialized services or tools from third-party vendors and software companies including network monitoring, threat, incident and breach identification and data security and backup services. For third-party service providers whose software or personnel have access to our systems, we review their security audit reports prior to the commencement of their services.
•Cybersecurity risk response: The Company’s Executive Management, which is led by our CEO and includes leaders from across the Company’s departments, is responsible for providing the necessary resources, support, and authority for the CSIRT to carry out their responsibilities effectively. Our Executive Management team is accountable for making critical decisions in response to an incident. The CSIRT is operationally responsible for coordinating, executing, and managing incident response activities. Both our Executive Management team and CSIRT receive regular training on information security topics.
•Cybersecurity education and training: We provide regular and mandatory cybersecurity education and training to our employees, contractors, and other authorized users of our information systems and networks, to raise their awareness and understanding of cyber risks and their responsibilities for protecting our information systems and data. We also conduct periodic phishing and social engineering campaigns to test and reinforce the cybersecurity behavior and culture of our users. We also ensure our suppliers and other business partners, meet our cybersecurity expectations and requirements.
We are committed to maintaining and improving our cybersecurity risk management program as our business and the cybersecurity threat environment evolves.
Because no cybersecurity program can ensure an incident will not occur, we have established business continuity, contingency and recovery plans to be used if we experience a cybersecurity incident, and obtained cyber insurance coverage to mitigate the potential losses and liabilities arising from cyber incidents.
Cybersecurity Incidents
On November 24, 2021, we announced that we were the target of a ransomware attack. The attack had no significant impact on our business and did not cause any long-term disruption to our operations. After verifying redundant off-site data backups had not been compromised by the ransomware attack, the backups were utilized to restore the data encrypted by the criminal groups. While the Company has not been the subject of any legal proceedings involving the attack, the likelihood that the Company could be the subject of claims from persons alleging they suffered damages from the incident or actions by governmental authorities is possible, but the amount of such fines, penalties or costs, if any, cannot be estimated at this time. In

ITEM 1A. RISK FACTORS.
response to the 2021 ransomware attack, we accelerated previously planned information technology investments in ways designed to improve our information security and technology infrastructure. We have incurred costs since 2021 and expect to continue to incur costs as we continue to invest in our information security and technology infrastructure.
Despite our security measures, our information technology and infrastructure may be vulnerable to cybersecurity incidents in the future, and our insurance may be inadequate to mitigate the potential losses and liabilities arising from such an incident. For additional information regarding cybersecurity risks we face, see Item 1A. Risk Factors - Cybersecurity incidents may adversely impact our financial condition, results of operations, and reputation. Security breaches and other disruptions could compromise our information and expose us to liability which would cause our business and reputation to suffer.
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
Oxtellar XR®
I. Supernus Pharmaceuticals, Inc. v. Apotex Inc., et al., C.A. No. 20-cv-7870 (MAS)(TJB) (D.N.J.)
The Company received a Paragraph IV Notice Letter from generic drug makers Apotex Inc. and Apotex Corp. (collectively, “Apotex”) dated May 13, 2020, directed to nine of its Oxtellar XR® Orange Book patents. Supernus’s U.S. Patent Nos. 7,722,898; 7,910,131; 8,617,600; 8,821,930; 9,119,791; 9,351,975; 9,370,525; 9,855,278; and 10,220,042 generally cover once-a-day oxcarbazepine formulations and methods of treating seizures using those formulations. The FDA Orange Book lists all nine of the Company’s Oxtellar XR® patents as expiring on April 13, 2027. On June 26, 2020, the Company filed a lawsuit against Apotex alleging infringement of the Company’s nine patents. The Complaint—filed in the U.S. District Court for the District of New Jersey—alleges, inter alia, that Apotex infringed the Company’s Oxtellar XR® patents by submitting to the FDA an Abbreviated New Drug Application (“ANDA”) seeking to market a generic version of Oxtellar XR® prior to the expiration of the Company’s patents. Filing its June 26, 2020, Complaint within 45 days of receiving Apotex’s Paragraph IV certification notice entitles Supernus to an automatic stay preventing the FDA from approving Apotex’s ANDA for 30 months from the date of the Company’s receipt of the Paragraph IV Notice Letter. On September 4, 2020, Apotex answered the Complaint and denied the substantive allegations of the Complaint, asserting affirmative defenses that include non-infringement and invalidity. Apotex also asserted Counterclaims seeking declaratory judgments of non-infringement for the nine Oxtellar XR® Orange Book patents. On October 30, 2020, the Company filed its Reply, denying the substantive allegations of Apotex’s Counterclaims. On January 27, 2022, the Court issued an Order staying all litigation proceedings and administratively terminated the action. The Court lifted the stay on July 1, 2022. Pursuant to the Court’s January 27, 2022, and July 1, 2022, Orders, the 30-month Stay was extended by 152 days from November 14, 2022, to April 15, 2023. On August 1, 2022, the Court issued an Order consolidating this lawsuit with another pending lawsuit against Apotex, C.A. No. 22-cv-322 (D.N.J.), discussed in Section II, below. The Court issued a revised Scheduling Order on December 20, 2022, that further extends the 30‑month stay. The Company entered into a settlement agreement with Apotex, and on June 27, 2023, a stipulation of dismissal without prejudice was entered by the U.S. District Court for the District of New Jersey. The agreement has been submitted to the applicable governmental agencies.
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

Pursuant to the Court’s January 27, 2022, and July 1, 2022, Orders, the 30-month Stay was extended by 152 days from November 14, 2022, to April 15, 2023. On August 1, 2022, the Court issued an Order consolidating this lawsuit with another pending lawsuit against Apotex, C.A. No. 20-cv-7870 (D.N.J.), discussed in Section I, above, and administratively terminated C.A. No. 22-cv-322 (D.N.J.). In related action C.A. No. 20-cv-7870 (D.N.J.), the Court issued a revised Scheduling Order on December 20, 2022, that further extends the 30-month stay. The Company entered into a settlement agreement with Apotex, and on June 27, 2023, a stipulation of dismissal without prejudice was entered by the U.S. District Court for the District of New Jersey. The agreement has been submitted to the applicable governmental agencies.
III. Supernus Pharmaceuticals, Inc. v. RiconPharma LLC, et al., C.A. No. 21-cv-12133 (MEF)(MAH) (D.N.J.)
The Company received a Paragraph IV Notice Letter from generic drug maker RiconPharma LLC dated April 20, 2021, directed to nine of its Oxtellar XR® Orange Book patents. Supernus’s U.S. Patent Nos. 7,722,898; 7,910,131; 8,617,600; 8,821,930; 9,119,791; 9,351,975; 9,370,525; 9,855,278; and 10,220,042 generally cover once-a-day oxcarbazepine formulations and methods of treating seizures using those formulations. The FDA Orange Book lists all nine of the Company’s Oxtellar XR® patents as expiring on April 13, 2027. On June 3, 2021, the Company filed a lawsuit against RiconPharma LLC and Ingenus Pharmaceuticals, LLC (collectively, “Ricon”) alleging infringement of the Company’s nine Oxtellar XR® patents. The Complaint—filed in the U.S. District Court for the District of New Jersey—alleges, inter alia, that Ricon infringed the Company’s Oxtellar XR® patents by submitting to the FDA an Abbreviated New Drug Application (“ANDA”) seeking to market a generic version of Oxtellar XR® prior to the expiration of the Company’s patents. Filing its June 3, 2021, Complaint within 45 days of receiving Ricon’s Paragraph IV certification notice entitles Supernus to an automatic stay preventing the FDA from approving Ricon’s ANDA for 30 months from the date of the Company’s receipt of the Paragraph IV Notice Letter. On August 30, 2021, Ricon answered the Complaint and denied the substantive allegations of the Complaint, asserting affirmative defenses that include non-infringement and invalidity. Ricon also asserted Counterclaims seeking declaratory judgments of non‑infringement for the nine Oxtellar XR® Orange Book patents. Supernus filed a motion to strike the jury demand in Ricon’s answer. On December 6, 2021, the Court signed an Order withdrawing the Jury demand from Ricon’s answer. On December 13, 2021, Ricon filed an amended Answer to Supernus’s Complaint. On December 15, 2021, the Company filed its reply, denying the substantive allegations of Ricon’s Counterclaims. On November 22, 2022, the Court issued an Order consolidating for all purposes this lawsuit with another pending lawsuit against Ricon, C.A. No. 22-cv-6340 (D.N.J.), discussed in Section IV, below. The Court issued a revised Scheduling Order on June 27, 2023, that provides a Joint Final Pretrial Order deadline of July 12, 2024. The Company entered into a settlement agreement with Ricon, and on August 21, 2023, a stipulation of dismissal without prejudice was entered by the U.S. District Court for the District of New Jersey. The agreement has been submitted to the applicable government agencies.
IV. Supernus Pharmaceuticals, Inc. v. RiconPharma LLC, et al., C.A. No. 22-cv-6340 (KM)(MAH) (D.N.J.)
The Company received a Paragraph IV Notice Letter from generic drug maker RiconPharma, LLC (“Ricon”) dated October 7, 2022, directed to one of its Oxtellar XR® Orange Book patents. Supernus’s U.S. Patent No. 11,166,960 generally covers once-a-day oxcarbazepine formulations and methods of treating seizures using those formulations. The FDA Orange Book lists U.S. Patent No. 11,166,960 as expiring on April 13, 2027. On October 28, 2022, the Company filed a lawsuit against Ricon alleging infringement of U.S. Patent No. 11,166,960. The Complaint—filed in the U.S. District Court for the District of New Jersey—alleges, inter alia, that Ricon infringed U.S. Patent No. 11,166,960 by submitting to the FDA an Abbreviated New Drug Application (“ANDA”) seeking to market a generic version of Oxtellar XR® prior to the expiration of U.S. Patent No. 11,166,960. On November 22, 2022, the Court issued an Order consolidating for all purposes this lawsuit with another pending lawsuit against Ricon, C.A. No. 21-cv-12133 (D.N.J.), discussed in Section III, above. The Court further ordered that this action—C.A. No. 22-cv-6340 (D.N.J.)—be administratively terminated.
V. Supernus Pharmaceuticals, Inc. v. Ajanta Pharma Limited, C.A. No. 22-cv-1431 (GBW) (D. Del.)
The Company received a Paragraph IV Notice Letter from generic drug maker Ajanta Pharma Limited (“Ajanta”) dated September 19, 2022, directed to ten of its Oxtellar XR® Orange Book patents. Supernus’s U.S. Patent Nos. 7,722,898; 7,910,131; 8,617,600; 8,821,930; 9,119,791; 9,351,975; 9,370,525; 9,855,278; 10,220,042; and 11,166,960 generally cover once-a-day oxcarbazepine formulations and methods of treating seizures using those formulations. The FDA Orange Book lists all ten of the Company’s Oxtellar XR® patents as expiring on April 13, 2027. On October 28, 2022, the Company filed a lawsuit against Ajanta alleging infringement of the Company’s ten Oxtellar XR® patents. The Complaint—filed in the U.S. District Court for the District of Delaware—alleges, inter alia, that Ajanta infringed the Company’s Oxtellar XR® patents by submitting to the FDA an Abbreviated New Drug Application (“ANDA”) seeking to market a generic version of Oxtellar XR® prior to the expiration of the Company’s patents. Filing its October 28, 2022, Complaint within 45 days of receiving Ajanta’s Paragraph IV certification notice entitles Supernus to an automatic stay preventing the FDA from approving Ajanta’s ANDA for 30 months from the date of the Company’s receipt of the Paragraph IV Notice Letter. On January 3, 2023, Ajanta answered the Complaint and denied the substantive allegations of the Complaint, asserting affirmative defenses that include non-infringement and invalidity. Ajanta also asserted Counterclaims seeking declaratory judgments of non-infringement and invalidity. On January 24, 2023, the Company filed its Reply, denying the substantive allegations of Ajanta’s Counterclaims. The Court issued a Scheduling Order on July 13, 2023, that sets a trial date of February 10, 2025. The Company entered into a settlement agreement with Ajanta, and on January 18, 2024, a stipulation of dismissal without prejudice was entered by the U.S. District Court for the District of Delaware. The agreement has been submitted to the applicable governmental agencies.
Trokendi XR®
VI. Supernus Pharmaceuticals, Inc. v. Ajanta Pharma Limited, et al., C.A. No. 21-cv-6964 (GC)(DEA) (D.N.J.)
The Company received a Paragraph IV Notice Letter from generic drug maker Ajanta Pharma Limited dated February 10, 2021, directed to ten of its Trokendi XR® Orange Book patents. Supernus’s U.S. Patent Nos. 8,298,576; 8,298,580; 8,663,683; 8,877,248; 8,889,191; 8,992,989; 9,549,940; 9,555,004; 9,622,983; and 10,314,790 generally cover once-a-day topiramate formulations and methods of treating or preventing seizures and migraines using those formulations. The FDA Orange Book currently lists United States Patent No. 8,298,576 as expiring on April 4, 2028, and United States Patent Nos. 8,298,580; 8,663,683; 8,877,248; 8,889,191; 8,992,989; 9,549,940; 9,555,004; 9,622,983; and 10,314,790 as expiring on November 16, 2027. On March 26, 2021, the Company filed a lawsuit against Ajanta Pharma Limited and Ajanta Pharma USA Inc. (collectively “Ajanta”) alleging infringement of the Company’s Trokendi XR® Orange Book patents. The Complaint—filed in the U.S. District Court for the District of New Jersey—alleges, inter alia, that Ajanta infringed the Company’s Trokendi XR® patents by submitting to the FDA an Abbreviated New Drug Application (“ANDA”) seeking to market a generic version of Trokendi XR® prior to the expiration of the Company’s patents. Filing its March 26, 2021, Complaint within 45 days of receiving Ajanta’s Paragraph IV certification notice entitles Supernus to an automatic stay preventing the FDA from approving Ajanta’s ANDA for 30 months from the date of the Company’s receipt of the Paragraph IV Notice Letter. On June 7, 2021, Ajanta answered the Complaint and denied the substantive allegations of the Complaint, asserting affirmative defenses that include non-infringement and invalidity. Ajanta also asserted Counterclaims seeking declaratory judgments of non‑infringement and invalidity for the Trokendi XR® Orange Book patents. On June 28, 2021, the Company filed its reply, denying the substantive allegations of Ajanta’s Counterclaims. Following the initial Rule 16 Scheduling Conference, the Court issued a case schedule. On December 17, 2021, the Court issued an order consolidating this lawsuit with the lawsuit against Torrent, discussed in Section VII, below. The consolidation order extended the 30‑month stay preventing the FDA from approving Ajanta’s ANDA to December 16, 2023. The Company entered into a settlement agreement with Ajanta, and on April 4, 2023, a stipulation of dismissal without prejudice was entered by the U.S. District Court for the District of New Jersey. The agreement has been submitted to the applicable governmental agencies.
VII. Supernus Pharmaceuticals, Inc. v. Torrent Pharmaceuticals Ltd., et al., C.A. No. 21-cv-14268 (GC)(DEA) (D.N.J.)
The Company received a Paragraph IV Notice Letter from generic drug maker Torrent Pharmaceuticals Ltd. dated June 15, 2021, directed to ten of its Trokendi XR® Orange Book patents. Supernus’s U.S. Patent Nos. 8,298,576; 8,298,580; 8,663,683; 8,877,248; 8,889,191; 8,992,989; 9,549,940; 9,555,004; 9,622,983; and 10,314,790 generally cover once-a-day topiramate formulations and methods of treating or preventing seizures and migraines using those formulations. The FDA Orange Book currently lists United States Patent No. 8,298,576 as expiring on April 4, 2028, and United States Patent Nos. 8,298,580; 8,663,683; 8,877,248; 8,889,191; 8,992,989; 9,549,940; 9,555,004; 9,622,983; and 10,314,790 as expiring on November 16, 2027. On July 28, 2021, the Company filed a lawsuit against Torrent Pharmaceuticals Ltd. and Torrent Pharma Inc. (collectively, “Torrent”) alleging infringement of the Company’s Trokendi XR® Orange Book patents. The Complaint—filed in the U.S. District Court for the District of New Jersey—alleges, inter alia, that Torrent infringed the Company’s Trokendi XR® patents by submitting to the FDA an Abbreviated New Drug Application (“ANDA”) seeking to market a generic version of Trokendi XR® prior to the expiration of the Company’s patents. Filing its July 28, 2021, Complaint within 45 days of receiving Torrent’s Paragraph IV certification notice entitles Supernus to an automatic stay preventing the FDA from approving Torrent’s ANDA for 30 months from the date of the Company’s receipt of the Paragraph IV Notice Letter. On September 29, 2021, Torrent answered the Complaint and denied the substantive allegations of the Complaint, asserting affirmative defenses that include non-infringement and invalidity. Torrent also asserted Counterclaims seeking declaratory judgments of non‑infringement for the Trokendi XR® Orange Book patents. On November 3, 2021, the Company filed its reply, denying the substantive allegations of Torrent’s Counterclaims. Following the initial Rule 16 Scheduling Conference, the Court issued a case schedule. On December 17, 2021, the Court issued an order consolidating this lawsuit with the lawsuit against Ajanta, discussed in Section VI, above. The Court held a bench trial between July 31, 2023, and August 3, 2023. Closing arguments for the trial were held on October 4, 2023. On December 12, 2023, the Court issued an Order enjoining Torrent from launching its generic drug product through January 31, 2024, or until the Court’s trial decision issues, whichever is sooner. On January 30, 2024, the Court issued a Trial Opinion and Order, deciding in Supernus’s favor that the patent claims that Supernus asserted at trial against Torrent are both valid and infringed. The parties submitted a proposed final Judgment on February 20, 2024.

VIII. Supernus Pharmaceuticals, Inc. v. Lupin Limited, et al., C.A. No. 21-cv-1293 (MN) (D. Del.)
The Company received a Paragraph IV Notice Letter from generic drug maker Lupin Limited dated July 29, 2021, directed to ten of its Trokendi XR® Orange Book patents. Supernus’s U.S. Patent Nos. 8,298,576; 8,298,580; 8,663,683; 8,877,248; 8,889,191; 8,992,989; 9,549,940; 9,555,004; 9,622,983; and 10,314,790 generally cover once-a-day topiramate formulations and methods of treating or preventing seizures and migraines using those formulations. The FDA Orange Book currently lists United States Patent No. 8,298,576 as expiring on April 4, 2028, and United States Patent Nos. 8,298,580; 8,663,683; 8,877,248; 8,889,191; 8,992,989; 9,549,940; 9,555,004; 9,622,983; and 10,314,790 as expiring on November 16, 2027. On September 10, 2021, the Company filed a lawsuit against Lupin Limited, Lupin Atlantis Holdings S.A., Nanomi B.V., Lupin Inc., and Lupin Pharmaceuticals, Inc. (collectively, “Lupin”) alleging infringement of the Company’s Trokendi XR® Orange Book patents. The Complaint—filed in the U.S. District Court for the District of Delaware—alleges, inter alia, that Lupin infringed the Company’s Trokendi XR® patents by submitting to the FDA an Abbreviated New Drug Application (“ANDA”) seeking to market a generic version of Trokendi XR® prior to the expiration of the Company’s patents. Filing its September 10, 2021, Complaint within 45 days of receiving Lupin’s Paragraph IV certification notice entitles Supernus to an automatic stay preventing the FDA from approving Lupin’s ANDA for 30 months from the date of the Company’s receipt of the Paragraph IV Notice Letter. On December 20, 2021, Lupin answered the Complaint and denied the substantive allegations of the Complaint, asserting affirmative defenses that include non-infringement and invalidity. Lupin also asserted Counterclaims seeking declaratory judgments of non‑infringement and invalidity for the Trokendi XR® Orange Book patents. On January 10, 2022, the Company filed its reply, denying the substantive allegations of Lupin’s Counterclaims. On May 11, 2023, the Company and Lupin filed a Stipulation and [Proposed] Order to Amend Scheduling Order, that proposed an extension of the 30-month stay to March 30, 2024, but also stated that “the parties do not object to the Court exercising its discretion to further extend the expiration of the 30-month stay beyond the Proposed Date of March 30, 2024 as the Court deems appropriate.” The Company entered into a settlement agreement with Lupin, and on November 13, 2023, a stipulation of dismissal without prejudice was entered by the U.S. District Court for the District of Delaware. The agreement has been submitted to the applicable governmental agencies.
IX. Supernus Pharmaceuticals, Inc. v. Zydus Pharmaceuticals (USA) Inc., et al., C.A. No. 21-cv-17104 (GC)(LHG) (D.N.J.)
The Company received a Paragraph IV Notice Letter from generic drug maker Zydus Pharmaceuticals (USA) Inc. dated August 5, 2021, directed to ten of its Trokendi XR® Orange Book patents. Supernus’s U.S. Patent Nos. 8,298,576; 8,298,580; 8,663,683; 8,877,248; 8,889,191; 8,992,989; 9,549,940; 9,555,004; 9,622,983; and 10,314,790 generally cover once-a-day topiramate formulations and methods of treating or preventing seizures and migraines using those formulations. The FDA Orange Book currently lists United States Patent No. 8,298,576 as expiring on April 4, 2028, and United States Patent Nos. 8,298,580; 8,663,683; 8,877,248; 8,889,191; 8,992,989; 9,549,940; 9,555,004; 9,622,983; and 10,314,790 as expiring on November 16, 2027. On September 17, 2021, the Company filed a lawsuit against Zydus Pharmaceuticals (USA) Inc. and Cadila Healthcare Limited (collectively, “Zydus”) alleging infringement of the Company’s Trokendi XR® Orange Book patents. The Complaint—filed in the U.S. District Court for the District of New Jersey—alleges, inter alia, that Zydus infringed the Company’s Trokendi XR® patents by submitting to the FDA an Abbreviated New Drug Application (“ANDA”) seeking to market a generic version of Trokendi XR® prior to the expiration of the Company’s patents. Filing its September 17, 2021, Complaint within 45 days of receiving Zydus’s Paragraph IV certification notice entitles Supernus to an automatic stay preventing the FDA from approving Zydus’s ANDA for 30 months from the date of the Company’s receipt of the Paragraph IV Notice Letter. The August 5, 2021, Paragraph IV Notice Letter from Zydus Pharmaceuticals (USA) Inc. concerns Zydus’s proposed generic equivalent of the 200 mg strength of Trokendi XR®.[1] The August 5, 2021, Paragraph IV Notice Letter referenced herein does not concern the same ANDA as the one that was at issue in the previous lawsuit. On December 28, 2021, Zydus answered the Complaint and denied the substantive allegations of the Complaint, asserting affirmative defenses that include non-infringement and invalidity. On April 29, 2022, the Court issued a scheduling order. The Company entered into a settlement agreement with Zydus, and on January 6, 2023, a stipulation of dismissal without prejudice was entered by the U.S. District Court for the District of New Jersey. The agreement has been submitted to the applicable governmental agencies.
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

8,877,248; 8,889,191; 8,992,989; 9,549,940; 9,555,004; 9,622,983; and 10,314,790 generally cover once-a-day topiramate formulations and methods of treating or preventing seizures and migraines using those formulations. The FDA Orange Book currently lists United States Patent No. 8,298,576 as expiring on April 4, 2028, and United States Patent Nos. 8,298,580; 8,663,683; 8,877,248; 8,889,191; 8,992,989; 9,549,940; 9,555,004; 9,622,983; and 10,314,790 as expiring on November 16, 2027. On July 6, 2022, the Company filed a lawsuit against Alkem Laboratories Ltd. (“Alkem”) alleging infringement of the Company’s Trokendi XR® Orange Book patents. The Complaint—filed in the U.S. District Court for the Northern District of Illinois—alleges, inter alia, that Alkem infringed the Company’s Trokendi XR® patents by submitting to the FDA an Abbreviated New Drug Application (“ANDA”) seeking to market a generic version of Trokendi XR® prior to the expiration of the Company’s patents. Filing its July 6, 2022, Complaint within 45 days of receiving Alkem’s Paragraph IV certification notice entitles Supernus to an automatic stay preventing the FDA from approving Alkem’s ANDA for 30 months from the date of the Company’s receipt of the Paragraph IV Notice Letter. On October 3, 2022, Alkem answered the Complaint and denied the substantive allegations of the Complaint, asserting affirmative defenses that include non-infringement and invalidity. The Company entered into a settlement agreement with Alkem, and on March 20, 2023, a stipulation of dismissal without prejudice was entered by the U.S. District Court for the Northern District of Illinois. The agreement has been submitted to the applicable governmental agencies.
XI. Supernus Pharmaceuticals, Inc. v. Dr. Reddy’s Laboratories, Ltd., et al., C.A. No. 22-cv-4705 (GC)(JBD) (D.N.J.)
The Company received a Paragraph IV Notice Letter from generic drug makers Dr, Reddy’s Laboratories Ltd. and Dr. Reddy’s Laboratories, Inc. dated June 9, 2022, directed to ten of its Trokendi XR® Orange Book patents. Supernus’s U.S. Patent Nos. 8,298,576; 8,298,580; 8,663,683; 8,877,248; 8,889,191; 8,992,989; 9,549,940; 9,555,004; 9,622,983; and 10,314,790 generally cover once-a-day topiramate formulations and methods of treating or preventing seizures and migraines using those formulations. The FDA Orange Book currently lists United States Patent No. 8,298,576 as expiring on April 4, 2028, and United States Patent Nos. 8,298,580; 8,663,683; 8,877,248; 8,889,191; 8,992,989; 9,549,940; 9,555,004; 9,622,983; and 10,314,790 as expiring on November 16, 2027. On July 22, 2022, the Company filed a lawsuit against Dr, Reddy’s Laboratories Ltd. and Dr. Reddy’s Laboratories, Inc. (“DRL”) alleging infringement of the Company’s Trokendi XR® Orange Book patents. The Complaint—filed in the U.S. District Court for the District of New Jersey—alleges, inter alia, that DRL infringed the Company’s Trokendi XR® patents by submitting to the FDA an Abbreviated New Drug Application (“ANDA”) seeking to market a generic version of Trokendi XR® prior to the expiration of the Company’s patents. Filing its July 22, 2022, Complaint within 45 days of receiving DRL’s Paragraph IV certification notice entitles Supernus to an automatic stay preventing the FDA from approving DRL’s ANDA for 30 months from the date of the Company’s receipt of the Paragraph IV Notice Letter. On October 7, 2022, DRL answered the Complaint and denied the substantive allegations of the Complaint, asserting affirmative defenses that include non-infringement and invalidity. The Company entered into a settlement agreement with DRL, and on June 28, 2023, a stipulation of dismissal without prejudice was entered by the U.S. District Court for the District of New Jersey. The agreement has been submitted to the applicable governmental agencies.
XII. Supernus Pharmaceuticals, Inc. v. Ascent Pharmaceuticals Inc., et al., C.A. No. 23-cv-4015 (GC)(DEA) (D.N.J.)
The Company received a Paragraph IV Notice Letter from generic drug maker Ascent Pharmaceuticals Inc. dated June 15, 2023, directed to ten of its Trokendi XR® Orange Book patents. Supernus’s U.S. Patent Nos. 8,298,576; 8,298,580; 8,663,683; 8,877,248; 8,889,191; 8,992,989; 9,549,940; 9,555,004; 9,622,983; and 10,314,790 generally cover once-a-day topiramate formulations and methods of treating or preventing seizures and migraines using those formulations. The FDA Orange Book currently lists United States Patent No. 8,298,576 as expiring on April 4, 2028, and United States Patent Nos. 8,298,580; 8,663,683; 8,877,248; 8,889,191; 8,992,989; 9,549,940; 9,555,004; 9,622,983; and 10,314,790 as expiring on November 16, 2027. On July 26, 2023, the Company filed a lawsuit against Ascent Pharmaceuticals Inc., Camber Pharmaceuticals, Inc., and Hetero Labs Ltd. (collectively, “Ascent”) alleging infringement of the Company’s Trokendi XR® Orange Book patents. The Complaint—filed in the U.S. District Court for the District of New Jersey—alleges, inter alia, that Ascent infringed the Company’s Trokendi XR® patents by submitting to the FDA an Abbreviated New Drug Application (“ANDA”) seeking to market a generic version of Trokendi XR® prior to the expiration of the Company’s patents. Filing its July 26, 2023, Complaint within 45 days of receiving Ascent’s Paragraph IV certification notice entitles Supernus to an automatic stay preventing the FDA from approving Ascent’s ANDA for 30 months from the date of the Company’s receipt of the Paragraph IV Notice Letter. On September 28, 2023, the Court entered a stipulation of dismissal without prejudice as to only defendants Camber and Hetero, which included stipulations that, among other things: (i) Ascent Pharma will not contest personal jurisdiction or venue in this District for this Action; (ii) Camber and Hetero will be bound by any injunction in this Action to the extent it concerns the Ascent ANDA; and (iii) Ascent Pharma will collect and produce any relevant discovery that is in the possession, custody, or control of Camber and Hetero. On October 11, 2023, Ascent Pharma answered the Complaint and denied the substantive allegations of the Complaint, asserting affirmative defenses that include non-infringement and invalidity. On November 21, 2023, the Court issued a scheduling order that provides for a Pretrial Conference in July 2025 and a bench trial in July/August 2025. Pretrial discovery is ongoing as of the date of this letter.

XIII. Supernus Pharmaceuticals, Inc. v. Ascent Pharmaceuticals Inc., et al., C.A. No. 23-cv-5720 (E.D.N.Y.)
The Company received a Paragraph IV Notice Letter from generic drug maker Ascent Pharmaceuticals Inc. dated June 15, 2023, directed to ten of its Trokendi XR® Orange Book patents. Supernus’s U.S. Patent Nos. 8,298,576; 8,298,580; 8,663,683; 8,877,248; 8,889,191; 8,992,989; 9,549,940; 9,555,004; 9,622,983; and 10,314,790 generally cover once-a-day topiramate formulations and methods of treating or preventing seizures and migraines using those formulations. The FDA Orange Book currently lists United States Patent No. 8,298,576 as expiring on April 4, 2028, and United States Patent Nos. 8,298,580; 8,663,683; 8,877,248; 8,889,191; 8,992,989; 9,549,940; 9,555,004; 9,622,983; and 10,314,790 as expiring on November 16, 2027. On July 28, 2023, the Company filed a lawsuit against Ascent Pharmaceuticals Inc., Camber Pharmaceuticals, Inc., and Hetero Labs Ltd. (collectively, “Ascent”) alleging infringement of the Company’s Trokendi XR® Orange Book patents. The Complaint—filed in the U.S. District Court for the Eastern District of New York—alleges, inter alia, that Ascent infringed the Company’s Trokendi XR® patents by submitting to the FDA an Abbreviated New Drug Application (“ANDA”) seeking to market a generic version of Trokendi XR® prior to the expiration of the Company’s patents. Filing its July 28, 2023, Complaint within 45 days of receiving Ascent’s Paragraph IV certification notice entitles Supernus to an automatic stay preventing the FDA from approving Ascent’s ANDA for 30 months from the date of the Company’s receipt of the Paragraph IV Notice Letter. On October 25, 2023, Supernus filed a notice of voluntary dismissal of the Complaint without prejudice. The Court dismissed the case without prejudice on October 30, 2023. The October 30, 2023, dismissal does not impact the co‑pending matter against Ascent, C.A. No. 23-cv-4015 (D.N.J.), discussed in Section XII, above.
APOKYN®
XIV. Sage Chemical, Inc., et al. v. Supernus Pharmaceuticals, Inc., et al., C.A. No. 22-cv-1302 (CJB) (D. Del.)
On October 3, 2022, Sage Chemical, Inc. and TruPharma, LLC filed a lawsuit in the United States District Court for the District of Delaware alleging that Supernus Pharmaceuticals, Inc., Britannia Pharmaceuticals Limited (“Britannia”), and US WorldMeds Partners, LLC (“US WorldMeds”) violated state and federal antitrust law in connection with APOKYN® (apomorphine HCl). On October 16, 2022, Plaintiffs amended their complaint to add additional defendants MDD US Enterprises, LLC, MDD US Operations, LLC (each a subsidiary of Supernus Pharmaceuticals, Inc.), USWM, LLC (“USWM”), Paul Breckinridge Jones, Sr., Herbert Lee Warren, Jr., Henry Van Den Berg, and Kristin L. Gullo. On January 10, 2023, Defendants filed an Omnibus Motion to Dismiss the Amended Complaint seeking dismissal of each of Plaintiffs’ claims and the lawsuit in its entirety and US WorldMeds with USWM, Britannia, and the group of individual defendants each filed separate motions to dismiss. As of April 12, 2023, briefing on those motions is now complete. Those motions remain pending. On April 10, 2023, the Court issued a scheduling order that provides for a Pretrial Conference on March 7, 2025, and a jury trial beginning on March 24, 2025. Pretrial discovery is ongoing as of the date of this filing.
XADAGO®
On June 10, 2021, Newron Pharmaceuticals S.p.A. ("Newron"), Zambon S.p.A. ("Zambon") and Supernus Pharmaceuticals, Inc. (the "Company"), through its subsidiary MDD US Operations, LLC (collectively, "Plaintiffs"), initiated litigation against generic drug makers Aurobindo Pharma Limited, Aurobindo Pharma USA Inc., MSN Laboratories Private Limited ("MSN"), Optimus Pharma Pvt Ltd, Prinston Pharmaceutical, Inc., RK Pharma, Inc. and Zenara Pharma Private Limited (collectively, "Defendants") for infringement of three FDA Orange Book patents covering XADAGO®, the Company's once-daily product indicated as adjunctive treatment to levodopa/carbidopa in patients with Parkinson's Disease experiencing "off" episodes. U.S. Patent Nos. 8,076,515, 8,278,485 and 8,283,380 (collectively, the "XADAGO Patents") cover the pharmaceutical formulation of and methods of treatment with safinamide. The XADAGO Patents expire between June 2027 and March 2031. The Company has a license agreement with Zambon, Newron's partner, related to the XADAGO Patents, and as a new chemical entity, XADAGO was under the 5-year FDA exclusivity period that expired on March 21, 2022. The Complaint - filed in the U.S. District Court for the District of Delaware - alleges that the Defendants infringed the XADAGO Patents by submitting to the U.S. Food and Drug Administration (FDA) Abbreviated New Drug Applications (ANDAs) seeking to market generic versions of XADAGO prior to the expiration of the patents. Filing the Complaint within 45 days of receiving each of the Defendants' Paragraph IV notice letters entitles the Plaintiffs to an automatic stay preventing the FDA from approving the Defendants' ANDAs for 30 months from the date of the Plaintiffs' receipt of the Paragraph IV Notice Letters. On March 22, 2022, defendant Optimus Pharma Pvt Ltd was dismissed from the case without prejudice. Between January 5, 2023, and November 22, 2023, Plaintiffs entered into settlement agreements with all remaining defendants. The settlement agreements have been submitted to the applicable governmental agencies. The case is closed.

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
Adamas's patents in question were licensed exclusively to Forest. The complaint includes a claim for damages of “potentially more than $2.5 billion dollars,” treble damages and statutory penalties. To date the federal and state governments have declined to intervene in this action. This case is currently stayed pending Adamas's and Allergan's interlocutory appeal of the District Court's December 11, 2020 order denying Adamas's and Allergan's motions to dismiss the complaint. The appeal was heard by the United States Court of Appeals for the Ninth Circuit (Case No. 21-80005). Argument was held on January 10, 2022. On August 25, 2022, the Ninth Circuit sided with the defendants by reversing the District Court’s public disclosure bar rulings and remanding the case back to the District Court to decide certain issues in the first instance. On October 11, 2022, the plaintiff filed a petition for rehearing with the Ninth Circuit, which was denied. On December 23, 2022, defendants filed renewed motions to dismiss directed to the remaining unresolved issue. On March 20, 2023, the district court entered an order and final judgment dismissing with prejudice the FCA claim while declining to exercise supplemental jurisdiction over the state false claims act claims which were dismissed without prejudice. On April 19, 2023, the plaintiff appealed the District Court's dismissal of the Federal False Claims Act claim. The appeal remains pending in the United States Court of Appeals for the Ninth Circuit.
On December 10, 2019, a putative class action lawsuit alleging violations of the federal securities laws was filed by Ali Zaidi against Adamas and certain of Adamas's former directors and officers in federal court in the Northern District of California (Case No. 4:19-cv-08051). This lawsuit alleges violations of the Securities Exchange Act of 1934 by Adamas and certain of Adamas's former directors and officers. On October 8, 2021, the presiding judge dismissed the litigation, and granted Plaintiffs leave to amend their complaint. On November 5, 2021, Plaintiffs filed their second amended class action complaint. On December 10, 2021, Adamas filed a motion to dismiss the Second Amended Complaint. Plaintiffs opposed the motion to dismiss. On January 13, 2023, the Court granted in part and denied in part Defendants’ Motion to Dismiss. All claims against Adamas have been dismissed with prejudice, but claims against one of the individual defendants, who may have certain rights to indemnification, remain. On February 27, 2023, plaintiffs advised the Court that plaintiffs would proceed only on the remaining claim against one of the individual defendants. The individual defendant filed an answer denying the claim on April 28, 2023. On September 21, 2023, the parties reached an agreement in principle to settle the Zaidi litigation, subject to court approval. On October 31, 2023, the Court granted the parties' stipulation staying all proceedings and vacating all existing deadlines. The deadline for plaintiff to file a motion for preliminary approval of the class action settlement, or for the parties to submit a joint report updating the court of settlement status, is March 1, 2024.

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
On December 29, 2023, the closing price of our common stock on the NASDAQ Global Market was $28.94 per share. As of December 31, 2023, we had 15 holders of record of our common stock. The actual number of common stockholders is greater than the number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.
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
Performance Graph
The following graph sets forth the Company's total cumulative stockholder return as compared to the NASDAQ Stock Market Composite Index and the NASDAQ Biotechnology Index for the period beginning December 31, 2018, and ending December 31, 2023.
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

________________________________________________________________
*$100 invested on 12/31/2018 in stock or index, including reinvestment of dividends. Fiscal year ending December 31.
Performance Graph Data

	Supernus Pharmaceuticals, Inc.	NASDAQ Composite Index	NASDAQ Biotechnology Index
December 31, 2018	100.00	100.00	100.00
December 31, 2019	71.40	136.69	125.11
December 31, 2020	75.74	198.10	158.17
December 31, 2021	87.78	242.03	158.20
December 31, 2022	107.38	163.28	142.19
December 31, 2023	87.12	236.17	148.72
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
Commercial Products
•Qelbree® (viloxazine) extended-release capsules is a novel non-stimulant product indicated for the treatment of ADHD in adults and pediatric patients 6 years and older. The United States Food and Drug Administration (FDA) approved Qelbree for the treatment of ADHD in pediatric patients 6 to 17 years of age in April 2021, and in adult patients in April 2022. The Company launched Qelbree for pediatric patients in May 2021 and for adult patients in May 2022 in the United States (U.S.).
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
•Osmolex ER® (amantadine) extended-release tablets is for the treatment of PD and drug-induced extrapyramidal reactions in adult patients. In December 2023, the Company submitted to the FDA a notification of discontinuance to withdraw Osmolex ER from distribution, stating that manufacturing has been discontinued and distribution of the product will cease by April 1, 2024.
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
In December 2021, we resubmitted the (New Drug Application) NDA to the FDA. In February 2022, we received a notice from the FDA that the resubmission of the NDA for SPN-830 was considered as a Standard Review and was assigned a PDUFA target action date in early October 2022. In October 2022, the FDA issued a Complete Response Letter (CRL) regarding the NDA for SPN-830. The CRL requires additional information and analysis related to the infusion device and drug product across several areas of the NDA including, but not limited to, labeling, product quality and manufacturing, device performance and risk analysis. In addition, the FDA mentions that approval of the NDA requires inspections that could not be completed in a timely manner due to COVID-19 travel restrictions. The CRL does not request additional efficacy and safety clinical studies. The FDA has made an initial determination that the amendment to the Company’s application in response to the CRL will be subject to a Class 2, or six-month, review timeline. In April 2023, the Company met with the FDA to discuss the CRL. In October 2023, the Company resubmitted the NDA for SPN-830. Refer to discussion under the Operational Highlights section below for further regulatory update. In November 2023, the FDA accepted the resubmission of the NDA for SPN-830. The resubmission is now considered filed, with a user fee goal date (PDUFA date) of April 5, 2024.
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
Operational Highlights
Qelbree - Novel non-stimulant for ADHD Update
•Total IQVIA prescriptions were 617,192 for full year 2023, an increase of 91% compared to full year 2022.
•The Company initiated a Phase IV open-label study to assess the efficacy of Qelbree over the course of 14 weeks of treatment in approximately 500 adults with ADHD and mood symptoms. The primary outcome measure is change from baseline in the Adult ADHD Investigator Symptom Rating Scale (AISRS).
SPN-830 (apomorphine infusion device) - Continuous treatment of motor fluctuations (“off” episodes) in Parkinson's Disease (PD)
•As previously disclosed, the FDA accepted the resubmission of the New Drug Application for SPN-830 for continuous treatment of motor fluctuations ("off" episodes) in Parkinson's disease (PD) and set a user fee goal date (PDUFA date) of April 5, 2024.
•Assuming FDA approval, the Company expects to launch SPN-830 in the second half of 2024.
SPN-820 - Novel first-in-class activator of mTORC1 for the treatment of depression
•The Phase IIb multi-center randomized double-blind placebo-controlled parallel design study of SPN-820 in adults with treatment-resistant depression is ongoing. The study will examine the efficacy and safety of SPN-820 over a course of five weeks of treatment in approximately 268 patients in up to 50 clinical sites. The primary outcome measure is the change from baseline to end of treatment period on the Montgomery-Asberg Depression Rating Scale (MADRS) Total Score. Approximately 118 patients have been enrolled in the trials, to date. Topline data from the Phase IIb trial is expected in the first half of 2025.
•The Company has initiated a Phase II open-label study in approximately 40 subjects with major depressive disorder (MDD). The primary objective of the study is to assess efficacy in MDD, as well as onset of efficacy.
SPN-817 – Novel first-in-class selective acetylcholinesterase (AChE) inhibitor for the treatment of epilepsy
•An open-label Phase IIa clinical study of SPN-817 for treatment-resistant seizures is ongoing. The study is examining the safety and tolerability of SPN-817 as adjunctive therapy in adult patients with treatment-resistant seizures, as well as assessing efficacy. The Company expects to report interim results from approximately half of the target randomized patients in May 2024, and topline results from the Phase IIa study in the second half of 2024.
•The Company now expects to initiate a Phase IIb randomized, double-blind, placebo-controlled study in approximately 436 patients with treatment-resistant focal seizures in the second half of 2024. The primary endpoint is change from baseline in focal seizure frequency per 28 days. Topline results from the Phase IIb study are expected in 2026.
SPN-443 – Novel stimulant for the treatment of ADHD/CNS
•The Company plans to initiate a Phase I single dose study in healthy adults in 2024 following submission of an Investigational New Drug (IND) application. The primary objective of the study is to assess safety and tolerability.
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
We believe the judgments, estimates, and assumptions associated with the following critical accounting policies have the greatest potential impact on our consolidated financial statements:

•Revenue recognition; and
•Impairment of Indefinite-Lived Intangible Assets
•Impairment of Definite-Lived Intangible Assets
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
Returns
We maintain a return policy that allows our customers to return products within a specified period of time. Sales of our products are not subject to a general right of return; however, we will accept return of expired product 6 months prior to and up to 12 months subsequent to the product's expiry date for certain products. Our products have a shelf life of up to 48 months from date of manufacture. The product return accrual is estimated principally based on historical experience, the level and estimated shelf life of inventory in the distribution channel, changes in the current wholesaler prices, our return policy and expected market events, including generic competition. The time lag from date of sale of our products when we accrue our provision for product returns and the time at which we issue credit for expired product can occur up to several years after the sale of our product. Estimates associated with our provision for product returns are particularly susceptible to adjustment given the extensive time lag. In regards to Trokendi XR, the Company has entered into settlement agreements with third parties permitting the sale of a generic version of Trokendi XR on January 1, 2023. The Company is actively monitoring returns activity in light of the loss of exclusivity and actual and possible further future sales decline based on timing of generic entry. The recent entry of a generic competitor may cause our future Trokendi XR product return rates to change from historical trends, and this change could have a material effect on the future provision for product returns. Historically, we have experienced changes in estimates in return reserve calculations, but those adjustments have not been material to net earnings. However, given the extensive number of inputs and assumptions, described above, future changes in our return reserves could be material. The Company has also entered into settlement and license agreements with third parties, permitting sale of a generic version of Oxtellar XR beginning in September 2024, or sooner under certain conditions. Similarly, the Company is actively monitoring returns activity in light of the upcoming loss of exclusivity of Oxtellar XR.
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
Impairment of Indefinite-Lived Intangible Assets
In 2020, the Company acquired the right to further develop and commercialize SPN-830 (apomorphine infusion device), a late-stage product candidate (IPR&D intangible asset). The In Process Research and Development (IPR&D) intangible asset represents the estimate of the fair value of acquired technology which has not yet reached technological feasibility. The primary basis for determining the technological feasibility is obtaining specific regulatory approvals. IPR&D is accounted for as an indefinite-lived intangible asset until completion or abandonment of the IPR&D project. Upon completion of the development project, the IPR&D will be amortized over its estimated useful life. We review intangible assets with indefinite lives for impairment annually or more often if impairment indicators are identified. Our annual evaluation is generally based on an assessment of qualitative factors to determine whether it is more likely than not the fair value of the asset is less than its carrying amount. If the Company is unable to conclude that the indefinite-lived intangible asset is not impaired during its qualitative assessment, the Company will perform a quantitative assessment by estimating the fair value of the indefinite-lived intangible asset and comparing the fair value to the carrying amount. The significant inputs and assumptions used to estimate the fair value of the IPR&D intangible asset include: the timing and probability of success of clinical and regulatory approvals for the IPR&D asset, the estimated future cash flows from product sales, and the timing and projection of costs and expenses. We believe that the timing and probability of success of clinical and regulatory approval for the IPR&D asset is key and directly drives the timing and realization of the estimated future cashflows from product sales and the incurrence of costs and expenses. The drug regulatory approval process is inherently uncertain, lengthy, and difficult. The FDA has substantial discretion in the drug approval process, including the ability to delay, limit or deny approval of a product candidate for many reasons. In addition, the actual review and approval process time required may vary substantially based upon the type, complexity, and novelty of the product or disease. Any adverse action by the FDA can potentially impact our estimated fair value of the IPR&D intangible asset. In October 2022, the FDA issued a CRL regarding the NDA for SPN-830. In October 2023, we resubmitted the NDA for SPN-830. In November 2023, the FDA accepted the resubmission of the NDA for SPN-830. The resubmission is now considered filed, with a user fee goal date (PDUFA date) of April 5, 2024. We consider the positive results of clinical trials, industry benchmarks, available market data, and recent communications with the FDA regarding SPN-830 in determining the probability of technical and regulatory success input and assumption. The carrying amount of the indefinite-lived intangible asset was $124.0 million as of December 31, 2023. Although we believe the assumptions, judgments, and estimates we have used in our assessments are reasonable and appropriate, a material change in any of our assumptions or external factors could lead to impairment charges. If the IPR&D project is abandoned or regulatory approvals are not obtained, we may have a full or partial impairment charge related to the IPR&D, calculated as the excess carrying value of the IPR&D assets over the estimated fair value.
Impairment of Definite-Lived Intangible Assets
Management assesses the potential impairment of our finite-lived intangibles whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The carrying amount of the definite-lived intangible assets, net was $475.9 million as of December 31, 2023. Changes that could prompt such an assessment may include significant or adverse changes in the legal and regulatory environment, the introduction or advancement of competitive products and product candidates, changes in market demand, declining revenue and/or other events that indicate it is more likely than not that fair value is less than its carrying value. If a review of the definite-lived intangibles indicates that the carrying value of certain of these assets is more than the estimated undiscounted future cash flows, an impairment charge is made, as required, to adjust the carrying value to the estimated fair value. Evaluating for impairment requires judgment, including evaluating current economic and competitive circumstances, estimating future cash flows, future growth rates and future profitability. The primary inputs and assumptions used in the model included timing and projections of estimated future revenues and cash flows, loss of exclusivity, and discount rate. If the carrying amount of the asset exceeds its fair value, the Company writes down the asset to its estimated fair value, and an impairment loss equal to the difference between the assets fair value and carrying value is recognized in the consolidated statement of earnings in the period at which such determination is made. The use of different assumptions could increase or decrease the estimated fair value of assets and could therefore affect any impairment measurement. The Company recognized impairment charges of $20.2 million in 2023 mainly due to the partial write-off of the carrying value of some of its acquired intangible assets, primarily XADAGO. The primary factors that led to the impairment determinations were the following: (1) the performance of the commercial products; (2) forthcoming loss of exclusivity of XADAGO in December 2027, or earlier under certain circumstances, due to settlement agreements with third party generic companies; and (3) the change in the Company's future outlook of the brands.
Results of Operations
In this section, we discuss the results of our operations for the year ended December 31, 2023, compared to the year ended December 31, 2022. Our Annual Report on Form 10-K for the year ended December 31, 2022, includes a discussion and analysis of our financial condition and results of operations for the year ended December 31, 2021, in Part II,
Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations.
Revenues
Revenues consist primarily of net product sales of our commercial products in the U.S., supplemented by royalty and licensing revenues from our collaborative licensing arrangements. The following table provides information regarding our revenues during the years ended December 31, 2023 and 2022 (dollars in thousands):

	Years Ended December 31,		Change
	2023	2022	Amount	Percent
Net product sales
Qelbree	$140,192	$61,322	$78,870	129%
GOCOVRI	119,637	104,421	15,216	15%
Oxtellar XR	113,404	115,345	(1,941)	(2)%
Trokendi XR	94,336	261,221	(166,885)	(64)%
APOKYN	75,083	75,305	(222)	—%
Other(1)	31,281	31,818	(537)	(2)%
Total net product sales	$573,933	$649,432	$(75,499)	(12)%
Royalty and licensing revenues	33,588	17,806	15,782	89%
Total revenues	$607,521	$667,238	$(59,717)	(9)%
______________________________
(1) Includes net product sales of MYOBLOC, XADAGO and Osmolex ER.
Net Product Sales
Net product sales decreased by $75.5 million from $649.4 million in 2022 to $573.9 million in 2023. The decrease in net product sales was primarily due to the decline in net product sales of Trokendi XR which was partially offset by the increase in net product sales from Qelbree and GOCOVRI.
Qelbree net product sales increased from $61.3 million in 2022 to $140.2 million in 2023 primarily due to favorable unit prescription volume growth, the price increase taken during the year, and improvements in gross-to-net. The Company launched Qelbree for pediatric patients in May 2021 and for adult patients in May 2022 in the U.S. Trokendi XR net product sales decreased from $261.2 million in 2022 to $94.3 million in 2023 due to the loss of exclusivity with generics entering the market in January 2023.
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

The following table provides a summary of activities with respect to accrued product returns and rebates for the years ended December 31, 2023 and 2022 (dollars in thousands):

	Accrued Product Returns and Rebates
	Product Returns	Product Rebates	Allowance for Sales Discounts	Total
Balance at December 31, 2022	$45,008	$106,657	$12,995	$164,660
Provision
Provision for sales in current year	22,928	406,329	65,896	495,153
Adjustments relating to prior year sales	(213)	1,672	31	1,490
Total provision	22,715	408,001	65,927	496,643
Less: Actual payments/credits	(10,433)	(417,674)	(68,203)	(496,310)
Balance at December 31, 2023	$57,290	$96,984	$10,719	$164,993

Balance at December 31, 2021	$35,127	$97,597	$13,537	$146,261
Adamas Acquisition liabilities assumed
Provision
Provision for sales in current year	22,129	437,323	76,079	535,531
Adjustments relating to prior year sales	(3,866)	(155)	(3)	(4,024)
Total provision	18,263	437,168	76,076	531,507
Less: Actual payments/credits	(8,382)	(428,108)	(76,618)	(513,108)
Balance at December 31, 2022	$45,008	$106,657	$12,995	$164,660
Accrued product returns and rebates
The accrued product returns balance increased from $45.0 million as of December 31, 2022 to $57.3 million as of December 31, 2023 due to timing of related return activity, and an increase in provision for product returns primarily for Qelbree.
The accrued product rebates balance decreased from $106.7 million as of December 31, 2022 to $97.0 million as of December 31, 2023 due to lower gross sales primarily related to the loss of exclusivity on Trokendi XR, and timing of payments.
Provision for returns and rebates
The provision for product returns increased from $18.3 million in 2022 to $22.7 million in 2023. The increase was primarily attributable to an increase in volume of products sold with the launch of Qelbree for adults in 2022, partially offset by lower sales of Trokendi XR.
The provision for product rebates decreased from $437.2 million in 2022 to $408.0 million in 2023. The decrease was primarily attributable to lower Trokendi XR sales partially offset by higher Qelbree sales.
Allowance for sales discounts
The provision for sales discounts decreased from $76.1 million in 2022 to $65.9 million in 2023 primarily attributable to lower Trokendi XR sales.
Adjustments related to prior year sales
Adjustments related to prior year sales in 2023 of $1.5 million was less than 1% of both net product sales and total provision for the year ended December 31, 2023. Adjustments related to prior year sales in 2022 of $4.0 million was less than 1% of both net product sales and total provision for the year ended December 31, 2022.
Royalty and Licensing Revenues
Royalty and licensing revenues increased by approximately $15.8 million, or 89% in 2023 compared to 2022, primarily due to royalties on generic Trokendi XR. The Company entered into settlement agreements on Trokendi XR that allowed third party generics to enter the market beginning January 1, 2023 and required them to pay royalties to the Company. Noncash royalty revenue decreased from $9.8 million in 2022 to $4.0 million in 2023 due to full ownership of the royalty rights from its royalty agreement with United Therapeutics reverting back to the Company in the second quarter of 2023.
Cost of Goods Sold

The following table provides information regarding our cost of goods sold for the years indicated (dollars in thousands):

			Change
	2023	2022	Amount	Percent
Cost of goods sold	$83,779	$87,221	$(3,442)	(4)%
Cost of goods sold includes the cost of royalties; cost of materials, including active pharmaceutical ingredients (API); and cost to manufacture, including tableting, packaging, personnel, overhead, stability testing, and distribution.
Cost of goods sold decreased from $87.2 million in 2022 to $83.8 million in 2023. The decrease was primarily due to lower Trokendi XR costs in 2023 due to loss of patent exclusivity for Trokendi XR in January 2023 and a higher GOCOVRI inventory reserve in 2022 offset by Qelbree costs in 2023.
Research and Development Expense

The following table provides information regarding our research and development (R&D) expenses for the years indicated (dollars in thousands):

			Change
	2023	2022	Amount	Percent
Research and development expense	$91,593	$74,552	$17,041	23%
R&D expenses increased from $74.6 million in 2022 to $91.6 million in 2023. The increase was primarily due to increased clinical program costs on SPN-817 and SPN-820 and increased manufacturing costs of our product candidates.
Selling, General, and Administrative Expense
The table below provides information regarding our selling, general, and administrative (SG&A) expenses for the years indicated (dollars in thousands):

			Change
	2023	2022	Amount	Percent
Selling and marketing expense	$229,186	$267,788	$(38,602)	(14)%
General and administrative expense	107,175	109,433	(2,258)	(2)%
Total	$336,361	$377,221	$(40,860)	(11)%
Selling and Marketing Expense
Selling and marketing expenses decreased from $267.8 million in 2022 to $229.2 million in 2023. The decrease was primarily attributable to activities to support the launch of Qelbree to the adult population in 2022.
General and Administrative Expense
General and administrative expenses decreased from $109.4 million in 2022 to $107.2 million in 2023. The decrease was primarily due to higher professional and consulting costs in 2022, mainly to support finance and information technology operations, which was partially offset by higher legal costs and share-based compensation expense in 2023.
Amortization of Intangible Assets
The following table provides information regarding the amortization expense for intangible assets during the periods indicated (dollars in thousands):

			Change
	2023	2022	Amount	Percent
Amortization of intangible assets	$82,385	$82,630	$(245)	0%

Amortization of intangible assets was materially consistent year-over-year.
Intangible Asset Impairment Charges
The following table provides information regarding the intangible asset impairment charges during the periods indicated (dollars in thousands):

			Change
	2023	2022	Amount	Percent
Intangible asset impairment charges	$20,189	$—	$20,189	100%
In the fourth quarter of 2023, the Company recognized impairment charges of $20.2 million mainly due to the partial write-off of the carrying value of some of its acquired intangible assets, primarily XADAGO. The primary factors that led to the impairment determinations were the following: (1) the performance of the commercial products; (2) forthcoming loss of exclusivity of XADAGO in December 2027, or earlier under certain circumstances, due to settlement agreements in the fourth quarter of 2023 with third party generic companies; and (3) the change in the Company's future outlook of the brands.
Contingent Consideration Gain
The following table provides information regarding the contingent consideration expense during the periods indicated (dollars in thousands):

			Change
	2023	2022	Amount	Percent
Contingent consideration gain	$(1,517)	$(510)	$(1,007)	197%
Contingent consideration gain recorded for the years ended December 31, 2023 and December 31, 2022 of $1.5 million and $0.5 million, respectively. The change of $1.0 million was primarily driven by the gain recognized due to the passage of time related to the Adamas contingent consideration, offset by the expense recognized from the accretion to the payout amount related to the USWM contingent consideration milestone achieved in the first quarter of 2022.
Other Income (Expense)
The following table provides the components of other income (expense) during the years indicated (dollars in thousands):

			Change
	2023	2022	Amount	Percent
Interest income & other income, net	$10,453	$21,689	$(11,236)	(52)%
Interest expense	(1,321)	(2,542)	(1,221)	48%
Noncash interest expense on nonrecourse liability related to sale of future royalties	(562)	(2,416)	(1,854)	77%
Noncash interest expense on debt	(532)	(2,112)	(1,580)	75%
Total	$8,038	$14,619	$(6,581)	(45)%
Interest and other income, net includes primarily interest earned from cash, cash equivalents, and marketable securities holdings. Interest and other income, net decreased from $21.7 million in 2022 to $10.5 million in 2023. The decrease in interest and other income, net was primarily due to $12.9 million recorded in 2022 in connection with the gain associated with the Navitor investment. The decrease in interest expense and noncash interest expense on debt of $2.8 million was due to the 2023 Notes being fully repaid on April 1, 2023. The decrease in noncash interest expense of $1.9 million was due to the nonrecourse royalty liability related to the HC Royalty agreement being fully amortized as of June 30, 2023.

Income Tax Expense
The following table provides information regarding our income tax expense during the periods indicated (dollars in thousands):

			2023 vs 2022 Change
	2023	2022	Dollar	Percent
Income tax expense	$1,453	$32	$1,421	**
Effective tax rate	52.5%	0.1%
______________________________
** Indicates calculation result is equal to or greater than 100%
Income tax expense was $1.5 million and $32.0 thousand for the years ended December 31, 2023 and December 31, 2022, respectively. The income tax expense and effective tax rate in 2023 was primarily driven by near break-even pre-tax book income. The income tax expense and effective tax rate in 2022 was primarily driven by tax benefits associated with the Adamas legal entities reorganization in the first quarter of 2022.
Net Earnings
The following table provides information regarding our net earnings during the periods indicated (dollars in thousands):

			Change
	2023	2022	Amount	Percent
Net earnings	$1,316	$60,711	$(59,395)	(98)%
The decrease in net earnings was primarily due to the lower revenues in 2023 with the loss of exclusivity of Trokendi XR and the intangible asset impairment charges in the fourth quarter of 2023, partially offset by lower operating expenses.
Summary of Cash Flows
The following table summarizes the major sources and uses of cash for the periods set forth below (dollars in thousands):

	December 31,		Change
	2023	2022	Amount
Net cash provided by (used in):
Operating activities	$111,085	$116,826	$(5,741)
Investing activities	268,729	(216,663)	485,392
Financing activities	(397,880)	(10,477)	(387,403)
Net change in cash and cash equivalents	$(18,066)	$(110,314)	$92,248
Operating Activities
Net cash provided by operating activities is comprised of two components: cash provided by operating earnings; and cash provided by (used in) changes in working capital. The net cash provided by operating activities was $111.1 million in 2023 compared to $116.8 million in 2022. The year over year change was primarily driven by a decrease in working capital which reflects the timing impacts of cash collections on receivables and settlement of payables, lower inventory purchases in 2023 compared to 2022, and a decrease in operating earnings offset by an increase in non-cash items.
Investing Activities
Net cash provided by investing activities was $268.7 million in 2023 compared to $216.7 million used in 2022. The year over year change is primarily due to the proceeds from the maturities of investments in marketable securities which were used to pay off the 2023 Notes.
Financing Activities
Net cash used in financing activities was $397.9 million in 2023 compared to $10.5 million used in the same period in 2022. The increase in cash flows used by financing activities is primarily due to the payment of the total principal amount and accrued interest due on the 2023 Notes. On March 30, 2023, the Company transferred funds totaling $403.8 million to the Trustee (Wilmington Trust) related to the repayment of the 2023 Notes which was reported as restricted cash in the first quarter of 2023. On April 1, 2023, the Company paid the total principal amount of $402.5 million under the 2023 Notes and the remaining outstanding interest due of $1.3 million with the restricted cash. This increase was slightly offset by the payment of $22.9 million for a contingent consideration milestone associated with the USWM Acquisition during the same period in 2022.
Liquidity and Capital Resources
Cash and cash equivalents, marketable securities, and long term marketable securities presented below are as follows (dollars in thousands):

December 31, 2023
Cash and cash equivalents	$75,054
Marketable securities	179,820
Long term marketable securities	16,617
Total	$271,491
We have financed our operations primarily with cash generated from product sales, supplemented by revenues from royalty and licensing arrangements, as well as proceeds from the sale of equity and debt securities. Continued cash generation is highly dependent on the success of our commercial products, as well as the success of our product candidates if approved by the FDA. While we expect continued profitability in future years, we anticipate there may be significant variability from year to year in the level of our profits particularly due to continued market and payor pressures for our commercial products; the unfavorable impact of the loss of patent exclusivity for Trokendi XR in January 2023; the potential unfavorable impact of the forthcoming loss of exclusivity of Oxtellar XR and XADAGO; funding for research and development of our product candidates; and the additional funding to launch SPN-830, if approved by the FDA.
The Company believes its balances of cash, cash equivalents and unrestricted marketable securities, which totaled $271.5 million as of December 31, 2023, along with cash generated from ongoing operations and continued access to debt markets, will be sufficient to satisfy its cash requirements over the next 12 months and beyond.
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
Leases
Our operating lease commitments include leases of fleet vehicles, leases of certain facilities, including the lease of the current headquarters office and laboratory space. As of December 31, 2023, we have fixed lease payment obligations of $48.6 million, with $9.9 million payable within 12 months. Refer to Note 12, Leases in the Notes to the Consolidated Financial Statements in Part II, Item 8 of this report.
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
Milestone Payment Obligations from Acquisitions
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
We also have contingent consideration milestones payable related to the USWM Acquisition. On February 18, 2022, the FDA accepted the SPN-830 NDA for review, and we paid the resulting $25 million milestone in the first quarter of 2022. In addition, there are two other regulatory and developmental contingent consideration milestone payments: the first is a $25 million milestone due upon the FDA's regulatory approval and $30 million upon commercial launch of SPN-830. If SPN-830 is approved by the FDA and commercially launched, we expect these milestones to become due and be paid in 2024.
Navitor Development Agreement
We have obligations from the Development Agreement with Navitor we entered into in April 2020. The Company can terminate the Development Agreement upon 30 days' notice. Under the terms of the Development Agreement, the Company and Navitor will jointly conduct a Phase II clinical program for NV-5138 (SPN-820) for treatment-resistant depression. The Company will bear all of Phase I and Phase II development costs incurred by either party, up to a maximum of $50 million. There are certain additional payments which could be incurred by the Company that are contingent upon Navitor Inc. achieving defined milestones. These milestone payments include an additional license or acquisition fee depending on whether the Company ultimately licenses or acquires NV-5138, and subsequent clinical, regulatory and sales milestone payments. The Company has an option to acquire or license NV-5138 (SPN-820), for which additional payments would be required.
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
Other Obligations
We have other obligations in which the timing, likelihood and, in some situations, the amount of such payments are not known, which include the following:
•any milestone payments which may become payable to third parties under license agreements or contractual agreements regarding our clinical trials, or those which may become payable upon achieving sales, regulatory, and developmental milestones per contractual agreements.
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

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
The primary objective of our investment activities is to preserve our capital to fund operations and to facilitate business development activities. We also seek to maximize income from our investments without assuming significant interest rate risk, liquidity risk, or risk of default by investing in investment grade securities with maturities of four years or less. Our exposure to market risk is confined to investments in cash and cash equivalents, marketable securities, and long term marketable securities. As of December 31, 2023, we had unrestricted cash and cash equivalents, marketable securities, and long term marketable securities of $271.5 million.
We fully repaid the outstanding principal and interest on the 2023 Notes in April 2023. We borrowed funds pursuant to our Credit Line in connection with the payment of the 2023 Notes. We fully repaid the outstanding debt under the Credit Line in June 2023. In the future, we may borrow funds under the Credit Line. Variable rate borrowing, which may occur under the Credit Line, exposes us to interest rate risk as increases in interest rates would increase our borrowing costs.
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
We may contract with clinical research organizations (CROs) and investigational sites globally. Currently, we have ongoing clinical trials being conducted outside the U.S. We do not hedge our foreign currency exchange rate risk. Transactions denominated in currencies other than the U.S. dollar are recorded based on exchange rates at the time such transactions arise. As of December 31, 2023, and December 31, 2022, substantially all of our liabilities were denominated in the U.S. dollar.
Inflation generally affects us by increasing our cost of labor and the cost of services provided by our vendors. We do not believe that inflation and changing prices over the years ended December 31, 2023, and 2022 had a significant impact on our consolidated results of operations.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
Supernus Pharmaceuticals, Inc.
Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Supernus Pharmaceuticals, Inc.:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Supernus Pharmaceuticals, Inc. and subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of earnings, comprehensive earnings, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 27, 2024 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.
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
Accrued sales deductions related to product returns
As disclosed in Notes 2 and 13 to the consolidated financial statements, the Company recorded accrued product returns of $57,290 (dollars in thousands) as of December 31, 2023. The related provision for product returns is reflected as a reduction of gross product sales, and is recorded at the time of sale when the customer takes title to the product. Sale of the Company’s products are not subject to a general right of return; however, the Company will accept return of expired product six months prior to and up to 12 months subsequent to the product’s expiry date for certain products. The Company's products have a shelf life of up to 48 months from date of manufacture.
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
February 27, 2024

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Supernus Pharmaceuticals, Inc.:

Opinion on Internal Control Over Financial Reporting
We have audited Supernus Pharmaceuticals, Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of earnings, comprehensive earnings, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes (collectively, the consolidated financial statements), and our report dated February 27, 2024 expressed an unqualified opinion on those consolidated financial statements.
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

/s/ KPMG LLP
Baltimore, Maryland
February 27, 2024

Supernus Pharmaceuticals, Inc.
Consolidated Balance Sheets
(in thousands, except share amounts)

	December 31, 2023	December 31, 2022
Assets
Current assets
Cash and cash equivalents	$75,054	$93,120
Marketable securities	179,820	368,214
Accounts receivable, net	144,155	165,497
Inventories, net	77,408	91,541
Prepaid expenses and other current assets	16,676	15,779
Total current assets	493,113	734,151
Long term marketable securities	16,617	93,896
Property and equipment, net	13,530	15,173
Intangible assets, net	599,889	702,463
Goodwill	117,019	117,019
Other assets	37,505	39,806
Total assets	$1,277,673	$1,702,508

Liabilities and stockholders’ equity
Current liabilities
Accounts payable and accrued liabilities	$79,569	$96,342
Accrued product returns and rebates	154,274	151,665
Contingent consideration, current portion	52,070	21,120
Convertible notes, net	—	401,968
Other current liabilities	4,283	16,863
Total current liabilities	290,196	687,958
Contingent consideration, long term	1,380	33,847
Operating lease liabilities, long term	33,196	35,998
Deferred income tax liabilities, net	24,963	49,809
Other liabilities	6,422	8,692
Total liabilities	356,157	816,304

Stockholders’ equity
Common stock, $0.001 par value; 130,000,000 shares authorized; 54,723,356 and 54,253,796 shares issued and outstanding as of December 31, 2023 and December 31, 2022, respectively	55	54
Additional paid-in capital	439,493	408,115
Accumulated other comprehensive (loss) earnings, net of tax	(593)	(3,210)
Retained earnings	482,561	481,245
Total stockholders’ equity	921,516	886,204
Total liabilities and stockholders’ equity	$1,277,673	$1,702,508

See accompanying notes.

Supernus Pharmaceuticals, Inc.
Consolidated Statements of Earnings
(in thousands, except share and per share data)

	Years Ended December 31,
	2023	2022	2021
Revenues
Net product sales	$573,933	$649,432	$567,504
Royalty and licensing revenues	33,588	17,806	12,271
Total revenues	607,521	667,238	579,775

Costs and expenses
Cost of goods sold (a)	83,779	87,221	75,061
Research and development	91,593	74,552	90,467
Selling, general and administrative	336,361	377,221	304,759
Amortization of intangible assets	82,385	82,630	29,989
Intangible asset impairment charges	20,189	—	—
Contingent consideration gain	(1,517)	(510)	(6,530)
Total costs and expenses	612,790	621,114	493,746

Operating earnings (loss)	(5,269)	46,124	86,029

Other income (expense)
Interest and other income, net	10,453	21,689	10,569
Interest expense	(2,415)	(7,070)	(23,423)
Total other income (expense)	8,038	14,619	(12,854)

Earnings before income taxes	2,769	60,743	73,175

Income tax expense	1,453	32	19,751
Net earnings	$1,316	$60,711	$53,424

Earnings per share
Basic	$0.02	$1.13	$1.01
Diluted	$0.02	$1.04	$0.98
Weighted-average shares outstanding
Basic	54,536,281	53,665,143	53,099,330
Diluted	55,506,828	61,679,800	54,356,744

(a) Excludes amortization of intangible assets.

See accompanying notes.

Supernus Pharmaceuticals, Inc.
Consolidated Statements of Comprehensive Earnings
(in thousands)

	Years Ended December 31,
	2023	2022	2021
Net earnings	$1,316	$60,711	$53,424
Other comprehensive gain (loss):
Unrealized gain (loss) on marketable securities, net of tax	2,617	(4,749)	(7,436)
Other comprehensive gain (loss)	2,617	(4,749)	(7,436)
Comprehensive earnings	$3,933	$55,962	$45,988

See accompanying notes.

Supernus Pharmaceuticals, Inc.
Consolidated Statements of Changes in Stockholders' Equity
Years Ended December 31, 2021, 2022 and 2023
(in thousands, except share data)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Earnings (Loss)	Retained Earnings (Accumulated Deficit)	Total Stockholders' Equity
	Shares	Amount
Balance, December 31, 2020	52,868,482	$53	$409,332	$8,975	$326,498	$744,858
Share-based compensation expense related to employee stock purchase plan and share-based awards	—	—	17,910	—	—	17,910
Issuance of common stock related to employee stock purchase plan and share-based awards	387,612	—	7,095	—	—	7,095
Net earnings	—	—	—	—	53,424	53,424
Unrealized loss on marketable securities, net of tax	—	—	—	(7,436)	—	(7,436)
Balance, December 31, 2021	53,256,094	53	434,337	1,539	379,922	815,851
Cumulative effect of adoption of ASU 2020-06	—	—	(56,212)	—	40,612	(15,600)
Balance, January 1, 2022	53,256,094	53	378,125	1,539	420,534	800,251
Share-based compensation expense related to employee stock purchase plan and share-based awards	—	—	17,568	—	—	17,568
Issuance of common stock related to employee stock purchase plan and share-based awards	997,702	1	12,422	—	—	12,423
Net earnings	—	—	—	—	60,711	60,711
Unrealized loss on marketable securities, net of tax	—	—	—	(4,749)	—	(4,749)
Balance, December 31, 2022	54,253,796	54	408,115	(3,210)	481,245	886,204
Share-based compensation expense related to employee stock purchase plan and share-based awards	—	—	26,759	—	—	26,759
Issuance of common stock related to employee stock purchase plan and share-based awards, net of taxes withheld	469,560	1	4,619	—	—	4,620
Net earnings	—	—	—	—	1,316	1,316
Unrealized gain on marketable securities, net of tax	—	—	—	2,617	—	2,617
Balance, December 31, 2023	54,723,356	$55	$439,493	$(593)	$482,561	$921,516

See accompanying notes.

Supernus Pharmaceuticals, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Years Ended December 31,
	2023	2022	2021
Cash flows from operating activities
Net earnings	$1,316	$60,711	$53,424
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	84,859	85,543	32,595
Navitor investment R&D expense (see Note 4)	—	—	15,000
Other income from Navitor (see Note 4)	—	(12,888)	—
Intangible asset impairment charges	20,189	—	—
Amortization of deferred financing costs and debt discount	532	2,112	17,501
Share-based compensation expense	26,759	17,568	17,910
Realized gains from sales of marketable securities	—	(14)	(347)
Amortization of premium/discount on marketable securities	(122)	3,233	418
Changes in fair value of contingent consideration	(1,517)	(510)	(6,530)
Other noncash adjustments, net	13,920	11,638	(1,420)
Deferred income tax benefit	(25,714)	(26,324)	(4,994)
Changes in operating assets and liabilities:
Accounts receivable	18,765	(16,366)	3,867
Inventories	6,110	(17,858)	(14,580)
Prepaid expenses and other assets	(334)	12,303	(8,398)
Accrued product returns and rebates	2,609	18,941	4,502
Accounts payable and other liabilities	(36,287)	(19,163)	18,179
Contingent consideration	—	(2,100)	—
Net cash provided by operating activities	111,085	116,826	127,127
Cash flows from investing activities
Sales and maturities of marketable securities	370,901	190,739	530,509
Purchases of marketable securities	(101,621)	(406,990)	(311,573)
Acquisition of USWM, net of cash acquired	—	—	(950)
Acquisition of Adamas, net of cash acquired	—	—	(310,742)
Distribution from Navitor	—	—	12,888
Purchase of property and equipment and deferred legal fees paid	(551)	(412)	(2,045)
Net cash provided by (used in) investing activities	268,729	(216,663)	(81,913)
Cash flows from financing activities
Proceeds from issuance of common stock	6,610	12,423	7,095
Employee taxes paid related to net share settlement of equity awards	(1,990)	—	—
Proceeds from Line of Credit	93,000	—	—
Payments on Line of Credit	(93,000)	—	—
Payment on convertible notes	(402,500)	—	—
Proceeds from governmental loan and grant	—	—	800
Repayment of acquired Adamas loan	—	—	(138,315)
Payment of contingent consideration	—	(22,900)	—
Net cash used in financing activities	(397,880)	(10,477)	(130,420)
Net change in cash and cash equivalents	(18,066)	(110,314)	(85,206)
Cash and cash equivalents at beginning of year	93,120	203,434	288,640
Cash and cash equivalents at end of year	$75,054	$93,120	$203,434
Supplemental cash flow information:
Cash paid for interest on debt	$1,946	$2,516	$2,516
Cash paid for operating leases	$17,112	$12,883	$11,908
Cash paid for income taxes	$36,602	$16,200	$25,190
Noncash investing and financing activity:
Contingent consideration liability related to acquisitions	$—	$—	$10,307
Property and equipment additions from utilization of tenant improvement allowance	$—	$580	$25
See accompanying notes.

Supernus Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements
1. Business Organization
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
The Company has eight commercial products: Qelbree®, GOCOVRI®, Oxtellar XR®, Trokendi XR®, APOKYN®, XADAGO®, MYOBLOC®, and Osmolex ER®. In addition, SPN-830 (apomorphine infusion device) is a late-stage drug/device combination product candidate for the continuous treatment of motor fluctuations ("off" episodes) in PD patients that are not adequately controlled with oral levodopa and one or more adjunct PD medications.
2. Summary of Significant Accounting Policies
Basis of Presentation
The Company's consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (U.S. GAAP).
The Company, which is primarily located in the United States (U.S.), operates in one operating segment.
Reclassifications
Certain prior year amounts in the deferred income tax assets (liability) summary under Note 11, Income Tax Expense, have been reclassified to conform to the current year presentation. The reclassifications did not affect the consolidated balance sheets, statements of earnings, or other consolidated financial statements for the years ended December 31, 2021, 2020, and 2019.
Consolidation
The Company's consolidated financial statements include the accounts of Supernus Pharmaceuticals, Inc. and its wholly-owned subsidiaries. These are collectively referred to herein as "Supernus" or "the Company." All material intercompany transactions and balances have been eliminated in consolidation.
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
Business Combinations and Contingent Consideration
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
The determination of the initial and subsequent fair value of the contingent consideration liability may require significant judgment by management. Changes in any of the inputs not related to facts and circumstances existing as of the acquisition date may result in a significant fair value adjustment, which can impact the results of operations in the period in which the adjustment is made. Changes that are not measurement period adjustments are reported on the consolidated statement of earnings in Contingent consideration (gain) expense.
Additional information regarding contingent consideration is included in Note 6, Contingent Consideration.
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

Supernus Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

The following table shows the percentage of the Company's sales made to customers representing more than 10% of the Company's total gross product sales, and the percentage of the Company's accounts receivables, net from each:

	Percentage of Gross Product Sales			Percentage of Accounts Receivable, net
	2023	2022	2021	2023	2022
Customer A	28%	26%	28%	38%	37%
Customer B	23%	28%	29%	30%	34%
Customer C	25%	26%	29%	16%	15%
Customer D	12%	10%	1%	7%	6%
	88%	90%	87%	91%	92%
Refer to Note 3, Disaggregated Revenues, for the concentration of net product sales.
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
Intangible Assets
Intangible assets consist of definite-lived intangible assets: acquired developed technology and product rights, patent defense costs, and an indefinite-lived intangible asset: acquired IPR&D.
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
Impairment of Long-Lived Assets
Long-lived assets consist primarily of property and equipment, operating lease assets, and definite-lived intangible assets. The Company assesses the recoverability of its long-lived assets with definite lives whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If indications of impairment exist, projected future undiscounted cash flows associated with the asset would be compared to the carrying value of the asset to determine whether the asset's value is recoverable. If impairment is determined, the Company writes down the asset to its estimated fair value and records an impairment loss equal to the excess of the carrying value of the long-lived asset over its estimated fair value in the period at which such a determination is made.

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
Goodwill and Goodwill Impairment Assessment
Goodwill is calculated as the excess of the consideration paid as part of an acquisition compared to the net assets recognized in a business combination. Goodwill represents the future economic benefits from the other acquired assets that could not be individually identified and separately quantified.
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
Interest Expense
Interest expense includes the amortization of deferred financing costs and debt discount incurred by the Company in connection with the issuance of $402.5 million of 0.625% Convertible Senior Notes due 2023 (see Note 14, Interest Expense). The Company amortizes the deferred financing costs and debt discount over the term of the debt, using the effective interest method. Interest expense also includes stated interest in connection with the Company's debt instruments.
Revenue Recognition
The Company determines revenue recognition for our contractual arrangements with customers based on the following five steps: (1) identify each contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to our performance obligations in the contract; and (5) recognize revenue when (or as) the Company satisfy the relevant performance obligation. The Company only applies the five-step model to contracts when it is probable that the Company will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. The Company recognizes revenue in an amount that reflects the consideration the Company expects to receive in

Supernus Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

exchange for those goods or services. The Company does not adjust revenue for any financing effects in transactions where the Company expects the period between the transfer of the goods or services and collection to be less than one year.
No contract assets or liabilities were recorded as of December 31, 2023, or 2022.
Revenue from Product Sales
The Company's customers are primarily pharmaceutical wholesalers, specialty pharmacies, and pharmaceutical distributors. Customers purchase product to fulfill orders from retail pharmacy chains and independent pharmacies of varying size and purchasing power. The Company recognizes gross revenue when its customers take control of its products, including title and ownership. Customer orders are generally fulfilled within a few days of order receipt, resulting in minimal order backlog.
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
Licensing Revenue
License and Collaboration Arrangements
At contract inception, the Company analyzes its collaboration arrangements to assess whether they are within the scope of ASC 808, Collaborative Arrangements (ASC 808) to determine whether such arrangements involve joint operating activities performed by parties that are both active participants in the activities and exposed to significant risks and rewards dependent on the commercial success of such activities. For collaboration arrangements within the scope of ASC 808 that contain multiple elements, the Company first determines which elements of the collaboration are deemed to be within the scope of ASC 808 and those that are more reflective of a vendor-customer relationship and therefore within the scope of ASC Topic 606, Revenue from Contracts with Customers (ASC 606). For elements of collaboration arrangements that are accounted for pursuant to ASC 808, an appropriate recognition method is determined and applied consistently.
In determining the appropriate amount of revenue to be recognized as it fulfills its obligations under each of its agreements, the Company performs the five-step model under ASC 606 noted above.
The Company's agreements with third parties generally involve the right to use the Company's intellectual property as a functional license. Certain agreements include an up-front license fee and ongoing milestone payments upon the achievement of specific events, and may also require minimum royalty payments based on in-country sales of products developed from the applicable intellectual property.
In determining when to recognize the revenue under a collaboration agreement, the Company assesses whether the license is distinct, which depends upon whether the customer can benefit from the license and whether the license is separate from other performance obligations in the agreement. If the license is distinct, the Company must further assess whether the customer has a right to access or a right to use the license depending on whether the functionality of the license is expected to substantively change over time. If the license is not expected to substantively change, the revenue is recognized at the point in time when the license is provided. Generally, the Company recognizes revenues from non-refundable up-front fees allocated to the license at a point in time, when the license is transferred to the licensee and the licensee is able to use and benefit from the license.
Revenue recognition from milestone payments is dependent upon the facts and circumstances surrounding the milestone payments. Generally, milestone payments under the Company’s collaboration agreements with third parties are non-refundable. The Company evaluates whether achieving the milestones is considered probable and estimates the amount to be included in the transaction price using the most likely amount method. This can involve management's judgment that includes assessing factors that are outside of the Company's influence, such as: likelihood of regulatory success; availability of third party information; and expected duration of time until achievement of event. These factors are evaluated based on the specific facts and circumstances. If it is probable that a significant revenue reversal would not occur, the value of the associated milestone is included in the transaction price.
Milestone payments based on a non-sales metric such as a development-based milestone (e.g. obtaining regulatory approval) represent variable consideration and would be included in the transaction price subject to any constraints. If the milestone payments relate to future development, the timing of recognition depends upon historical experience, the specific facts

Supernus Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

and circumstances, and the significance a third-party has on the outcome. Milestone payments that are not within the control of the Company, such as approval from regulatory authorities or where attainment of the specified event is dependent on the development activities of a third-party, are fully constrained and are not included in the transaction price until the period in which those regulatory approvals are obtained, or the specified event occurs due to the inherent uncertainty with the approval process.
For milestone payments to be received upon the achievement of a sales threshold, the revenue from the milestone payments is recognized at the later of when the actual sales are incurred or the performance obligation to which the sales relate has been satisfied as noted below.
Royalty Revenues
Royalty revenues include cash royalty amounts received from third parties pursuant to settlement agreements and agreements with collaboration partners for the right to use the Company's intellectual property as a functional license. These agreements may include sales-based royalties on the licensed intellectual property to which the royalties relate and milestone payments based on the level of sales (collectively, "sales-based royalties"). For arrangements that include sales-based royalties and the license is deemed to be the predominant item to which the royalties relate, the Company recognizes revenue at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied). If it is probable that a significant revenue reversal will not occur, the Company will estimate the royalty revenues using the most likely amount method. Certain of the Company’s royalty revenues are recognized by the Company based on information supplied to the Company by its licensees and require estimates to be made. Sales-based royalties are recorded based on estimated net sales of the underlying product. Differences between actual royalty revenues and estimated royalty revenues are reconciled and adjusted for in the period in which they become known, which is generally within the following quarter. The difference between the Company’s actual and estimated royalty revenues has not been material to date.
Royalty revenues also includes noncash royalty revenues for amounts earned pursuant to its royalty agreement with United Therapeutics Corporation (United Therapeutics) and is based on estimated product sales of Orenitram by United Therapeutics (see Note 3, Disaggregated Revenues). This agreement includes the right to use the Company's intellectual property as a functional license. In 2014, the Company sold certain of these royalty rights to Healthcare Royalty Partners III, L.P. (HC Royalty). Pursuant to this agreement, the Company recorded a nonrecourse liability related to this transaction and amortizes this liability as noncash royalty revenues. The Company also recognizes noncash interest expense related to the nonrecourse liability and accrues interest expense at an estimated effective interest rate (see Note 14, Interest Expense). This interest rate is determined based on projections of HC Royalty's rate of return. During the second quarter of 2023, full ownership of the royalty rights has reverted back to the Company as the cumulative payment threshold has been reached (see Note 3, Disaggregated Revenues and Note 15, Commitments and Contingencies).
There are no guaranteed amounts owed to the Company related to any of these royalty revenue agreements.
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
•Expected Term—This is the period of time during which options are expected to remain unexercised. For the years ended December 31, 2023, and 2022, we determined the expected term based on the historical exercise behavior of the stock option plan participants. Options have a maximum contractual term of ten years.
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
The Company incurred approximately $99.7 million, $131.7 million, and $86.0 million in advertising expense for the years ended December 31, 2023, 2022, and 2021, respectively. These expenses are recorded as a component of Selling, general and administrative expenses in the consolidated statements of earnings.
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

Supernus Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

Recently Issued Accounting Pronouncements
Accounting Pronouncements Not Yet Adopted
ASU 2023-07, Improvements to Reportable Segment Disclosures (Topic 280) - The new standard, issued in November 2023, improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses that are regularly provided to the chief operating decision maker. ASU 2023-07 also clarifies that entities with a single reportable segment are subject to both new and existing reporting requirements under Topic 280. The standard is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, on a retrospective basis, with early adoption permitted. The Company plans to adopt the guidance for the fiscal year ending December 31, 2024. We expect ASU 2023-07 to require additional disclosures in the notes to our consolidated financial statements. The Company is currently evaluating the effects adoption of this guidance will have on the consolidated financial statements.
ASU 2023-09, Improvements to Income Tax Disclosures (Topic 740) - The new standard, issued in December 2023, requires entities to disclose additional information with respect to the effective tax rate reconciliation and to disclose the disaggregation by jurisdiction of income tax expense and income taxes paid. The standard is effective with annual periods beginning after December 15, 2024, with early adoption permitted. The standard is to be applied on a prospective basis, although optional retrospective application is permitted. The Company plans to adopt the guidance for the fiscal year ending December 31, 2025. We expect ASU 2023-09 to require additional disclosures in the notes to our consolidated financial statements. The Company is currently evaluating the effects adoption of this guidance will have on the consolidated financial statements.

Supernus Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements (Continued)
3. Disaggregated Revenues
The following table summarizes the disaggregation of revenues by product or source (dollars in thousands):

	Years Ended December 31,
	2023	2022	2021
Net product sales
Qelbree	$140,192	$61,322	$9,879
GOCOVRI	119,637	104,421	9,778
Oxtellar XR	113,404	115,345	110,708
Trokendi XR	94,336	261,221	304,817
APOKYN	75,083	75,305	99,233
Other(1)	31,281	31,818	33,089
Total net product sales	$573,933	$649,432	$567,504
Royalty and licensing revenues	33,588	17,806	12,271
Total revenues	$607,521	$667,238	$579,775
______________________________
(1) Includes net product sales of MYOBLOC, XADAGO and Osmolex ER.
The Company recognized noncash royalty revenues of $4.0 million, $9.8 million, and $9.4 million for the years ended December 31, 2023, 2022, and 2021, respectively, pursuant to the Company's agreement with HC Royalty (see Note 2, Summary of Significant Accounting Policies).
Adjustments related to prior year sales in 2023, 2022, and 2021 have amounted to less than 1% of net product sales for each of the respective periods.
The following table shows the percentage of net product sales to total net product sales:

	Percentage of Net Product Sales
	Years Ended December 31,
	2023	2022	2021
Qelbree	24%	9%	2%
GOCOVRI	21%	16%	2%
Oxtellar XR	20%	18%	19%
Trokendi XR	16%	40%	54%
APOKYN	13%	12%	17%
Other(1)	6%	5%	6%
Total	100%	100%	100%
______________________________
(1) Includes net product sales of MYOBLOC, XADAGO and Osmolex ER.

Supernus Pharmaceuticals, Inc.
Notes to Financial Statements (Continued)
4. Investments
Marketable Securities
Unrestricted available-for-sale marketable securities held by the Company are as follows (dollars in thousands):

	December 31, 2023	December 31, 2022
Corporate, U.S. government agency and municipal debt securities
Amortized cost	$197,153	$466,333
Gross unrealized gains	5	14
Gross unrealized losses	(721)	(4,237)
Total fair value	$196,437	$462,110
The contractual maturities of the unrestricted available-for-sale marketable securities held by the Company are as follows (dollars in thousands):

December 31, 2023
Less than 1 year	$179,820
1 year to 2 years	16,617
Total	$196,437
There was no impairment on any available-for-sale marketable securities as of December 31, 2023 and December 31, 2022.
Investment in Navitor
In April 2020, the Company entered into a development agreement (the Development Agreement) with Navitor Pharmaceuticals, Inc. (Navitor Inc.). The Company can terminate the Development Agreement upon 30 days' notice. Under the terms of the Development Agreement, the Company and Navitor Inc. will jointly conduct a Phase II clinical program for NV-5138 (SPN-820) for treatment-resistant depression. The Company will bear all of the Phase I and Phase II development costs incurred by either party, up to a maximum of $50 million. There are certain additional payments which could be incurred by the Company that are contingent upon Navitor Inc. achieving defined milestones. These milestone payments include an additional license or acquisition fee depending on whether the Company ultimately licenses or acquires NV-5138, and subsequent clinical, regulatory and sales milestone payments. The Company has an option to acquire or license NV-5138 (SPN-820), for which additional payments would be required.
In addition to entering into the Development Agreement in April 2020, the Company acquired Series D Preferred Shares of Navitor Inc. (the "Navitor Shares") for $15 million, representing an approximately 13% ownership position in Navitor Inc. As part of a legal restructuring in March 2021, the Company's Navitor Shares were exchanged for membership interests in Navitor Pharmaceutics LLC, which became the sole shareholder of Navitor Inc. The Company has determined that although Navitor LLC is a VIE, the Company does not consolidate the results of this VIE into its financial results because the Company lacks the power to direct the activities that most significantly impact Navitor’s economic performance.
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

Supernus Pharmaceuticals, Inc.
Notes to Financial Statements (Continued)

4. Investments (Continued)
The maximum exposure to losses related to Navitor LLC is approximately $50 million for Phase I and Phase II development of NV-5138 (SPN-820), and the cost of other development and formulation activities provided by the Company.
Subsequent to the Development Agreement entered into in 2020, no additional equity investment has been made or financing has been provided to Navitor Inc. or Navitor LLC.
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

		Fair Value Measurements at December 31, 2023
	Total Fair Value at December 31, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs that Reflect the Company's own Assumptions (Level 3)
Assets:
Cash and cash equivalents
Cash	$35,957	$35,957	$—	$—
Money market funds	39,097	39,097	—	—
Marketable securities
Corporate, U.S. government agency and municipal debt securities	179,820	—	179,820	—
Long term marketable securities
Corporate and municipal debt securities	16,617	—	16,617	—
Other noncurrent assets
Marketable securities - restricted (SERP)	568	16	552	—
Total assets at fair value	$272,059	$75,070	$196,989	$—
Liabilities:
Contingent consideration	$53,450	$—	$—	$53,450
Total liabilities at fair value	$53,450	$—	$—	$53,450

		Fair Value Measurements at December 31, 2022
	Total Fair Value at December 31, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs that Reflect the Company's own Assumptions (Level 3)
Assets:
Cash and cash equivalents
Cash	$52,181	$52,181	$—	$—
Money market funds	40,939	40,939	—	—
Marketable securities
Corporate, U.S. government agency and municipal debt securities	368,214	—	368,214	—
Long term marketable securities
Corporate and municipal debt securities	93,896	—	93,896	—
Other noncurrent assets
Marketable securities - restricted (SERP)	496	11	485	—
Total assets at fair value	$555,726	$93,131	$462,595	$—
Liabilities:
Contingent consideration	$54,967	$—	$—	$54,967
Total liabilities at fair value	$54,967	$—	$—	$54,967

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
The fair value was estimated based on actual trading information, and quoted prices, both provided by bond traders.
6. Contingent Consideration
The following table provides the current and long-term portions related to the contingent consideration for the USWM Acquisition and Adamas Acquisition (dollars in thousands):

	December 31, 2023	December 31, 2022
Reported under the following captions in the consolidated balance sheets:
Contingent consideration, current portion	$52,070	$21,120
Contingent consideration, long-term	1,380	33,847
Total	$53,450	$54,967
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
USWM Contingent Consideration
On June 9, 2020 (the USWM Closing Date), the Company completed its acquisition of all the outstanding equity of USWM Enterprises, LLC (USWM Enterprises) (USWM Acquisition). The USWM Acquisition included potential additional contingent consideration payments for regulatory and development milestones and sales-based milestones. As of December 31, 2023, the remaining potential contingent consideration payments include the following:
•Regulatory and developmental milestones:
•The potential $55 million in regulatory and development milestones is comprised of (1) $25 million related to the FDA's approval of the SPN-830 NDA and (2) $30 million related to the subsequent commercial product launch.
•The $30 million sales-based milestone that was due upon the achievement of certain U.S. net product sales of APOKYN in 2023 was not achieved.
The key assumptions considered in estimating the fair value include the estimated probability and timing of milestone achievement, such as the probability and timing of obtaining regulatory approval, discount rate, and the estimated amount and timing of projected revenues from the acquired USWM products.

Supernus Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements (Continued)

6. Contingent Consideration (Continued)
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

	USWM Acquisition	Adamas Acquisition	Total
Balance at December 31, 2020	$76,700	$—	$76,700
Initial estimate of contingent consideration at Closing Date	—	10,307	10,307
Change in fair value recognized in earnings	(6,530)	—	(6,530)
Balance at December 31, 2021	70,170	10,307	80,477
Milestone payments	(25,000)	—	(25,000)
Change in fair value recognized in earnings	1,100	(1,610)	(510)
Balance at December 31, 2022	$46,270	$8,697	$54,967
Change in fair value recognized in earnings	130	(1,647)	(1,517)
Balance at December 31, 2023	$46,400	$7,050	$53,450
The Company recorded the following changes in fair value of the contingent consideration liability for the USWM milestones:
•For the year ended December 31, 2023, the Company recorded $0.1 million expense which was primarily driven by the passage of time, as well as the change in timing of milestone achievement and estimated discount rate in the first quarter of 2023.
•For the year ended December 31, 2022, the Company recorded a $1.1 million expense which was primarily driven by the passage of time and the accretion to the payout amount related to the milestone achieved in the first quarter of 2022.
•For the year ended December 31, 2021, the Company recorded a $6.5 million gain which was primarily due to the write-down of the sales based contingent consideration liabilities offset by an increase in the estimated fair value of regulatory and developmental milestones due to the passage of time.
The Company paid $25 million of the USWM contingent consideration in the first quarter of 2022 of which

Supernus Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements (Continued)

6. Contingent Consideration (Continued)
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
The Company recorded the following changes in fair value of the contingent consideration liabilities for the Adamas CVRs:
•For the year ended December 31, 2023, the Company recorded a $1.6 million gain which was primarily driven by the passage of time.
•For the year ended December 31, 2022, the Company recorded a $1.6 million gain primarily due to changes in market data and revenue projections.
7. Goodwill and Intangible Assets, Net
Goodwill
The following table sets forth the gross carrying amounts of goodwill (dollars in thousands):

	December 31, 2023	December 31, 2022
Goodwill	$117,019	$117,019
There were no goodwill impairment charges recognized in 2023 or 2022.
Intangible Assets, Net
The following table sets forth the gross carrying amounts and related accumulated amortization of intangibles assets (dollars in thousands):

		December 31, 2023			December 31, 2022
	Remaining Weighted- Average Amortization Period (Years)	Carrying Amount, Gross	Accumulated Amortization	Carrying Amount, Net	Carrying Amount, Gross	Accumulated Amortization	Carrying Amount, Net
Acquired in-process research and development		$124,000	$—	$124,000	$124,000	$—	$124,000
Intangible assets subject to amortization:
Acquired developed technology and product rights	6.84	661,311	(190,395)	470,916	681,500	(113,061)	568,439
Capitalized patent defense costs	0.67	43,820	(38,847)	4,973	43,820	(33,796)	10,024
Total intangible assets	6.78	$829,131	$(229,242)	$599,889	$849,320	$(146,857)	$702,463
Patent defense costs are deferred legal fees incurred in conjunction with defending patents for Oxtellar XR and Trokendi XR. U.S. patents covering Trokendi XR and Oxtellar XR will expire no earlier than 2027. In regards to Trokendi XR, the Company entered into settlement agreements that allowed third parties to enter the market by January 1, 2023. In regards to Oxtellar XR, the Company entered into settlement and license agreements that allows third parties to enter the market in September 2024, or sooner under certain conditions.
In regards to XADAGO, the Company entered into settlement and license agreements that allows third parties to enter the market in December 2027, or sooner under certain conditions.

Supernus Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements (Continued)

7. Goodwill and Intangible Assets, Net (Continued)
In the fourth quarter of 2023, the Company recognized impairment charges of $20.2 million mainly due to the partial write-off of the carrying value of some of its acquired intangible assets, primarily XADAGO. The primary factors that led to the impairment determinations were the following: (1) the performance of the commercial products; (2) forthcoming loss of exclusivity of XADAGO; and (3) the change in the Company's future outlook of the brands. The Company recognized as impairment loss the difference between the estimated fair values and carrying values of these intangible assets. The Company used the discounted cash flow income approach to estimate the fair values of each of these intangible assets. The primary inputs and assumptions used in the model included timing and projections of estimated future revenues and cash flows, loss of exclusivity, and discount rate. The fair value measurement is classified as Level 3 within the fair value hierarchy as defined in ASC 820, Fair Value Measurement, due to the unobservable inputs used. The impairment loss is reported as Intangible asset impairment charges in the consolidated statements of earnings.
Amortization expense for intangible assets was approximately $82.4 million, $82.6 million, and $30.0 million for the years ended December 31, 2023, 2022, and 2021, respectively.
The following table sets forth the anticipated annual amortization expense for definite-lived intangible assets. Actual amortization expense to be reported in future periods could differ from these estimates as a result of acquisitions, divestitures, and asset impairments, among other factors (dollars in thousands):

Year:	Estimated Amortization Expense
2024	$77,977
2025	70,876
2026	70,876
2027	70,745
2028	69,301
Thereafter	116,114
8. Debt
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
The Convertible Note Hedge Transactions were expected to reduce the potential dilution of the Company’s common stock upon conversion of the 2023 Notes, and/or offset any potential cash payments the Company is required to make in excess of the principal amount of converted 2023 Notes, as the case may be. As of March 31, 2023, the Convertible Note Hedges have expired.
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
The Warrant Transactions were intended to partially offset the cost to the Company of the purchased Convertible Note Hedge Transactions; however, the Warrant Transactions could have had a dilutive effect with respect to the Company’s common

Supernus Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements (Continued)

8. Convertible Senior Notes Due 2023 (Continued)
stock, to the extent that the market price per share of the Company’s common stock, as measured under the terms of the Warrant Transactions, exceeded the strike price of the warrants. The warrants expired unexercised on November 22, 2023.
As of December 31, 2022, the liability component of the 2023 Notes consists of the following (dollars in thousands):

December 31, 2022
2023 Notes	$402,500
Unamortized debt discount and deferred financing costs	(532)
Total carrying value	$401,968
The Company adopted ASU 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity's Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity's Own Equity, on January 1, 2022 using the modified retrospective method of transition resulting in an increase in the carrying amount of the debt by $20.6 million as of the adoption date. No 2023 Notes were ever converted.
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
On March 30, 2023, the Company borrowed $93.0 million under the Credit Line, which bore a variable interest rate. The funds from this borrowing were used to repay outstanding indebtedness under the 2023 Notes as discussed above under the Convertible Senior Notes Due 2023. As of June 30, 2023, the Company repaid the total principal balance of $93.0 million under the Credit Line and the interest incurred on the Credit Line of $0.7 million. As of December 31, 2023, there was no outstanding debt under the Credit Line.
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
Share-based compensation expense is as follows (dollars in thousands):

	Years Ended December 31,
	2023	2022	2021
Research and development	$4,743	$2,922	$2,403
Selling, general and administrative	22,016	14,646	15,507
Total	$26,759	$17,568	$17,910
Stock Option and Stock Appreciation Rights
The following table summarizes stock option and stock appreciation rights (SAR) activities:

	Number of Options & SARs	Weighted Average Exercise Price (per share)	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding, December 31, 2021	5,774,076	$24.15	5.95	$41,530
Granted	1,103,635	$32.12
Exercised	(817,919)	$12.77
Forfeited	(262,223)	$30.42
Outstanding, December 31, 2022	5,797,569	$26.99	6.11	$53,650
Granted	1,204,643	$37.78
Exercised	(258,154)	$16.70
Forfeited	(160,236)	$33.48
Outstanding, December 31, 2023	6,583,822	$29.20	5.90	$23,668
As of December 31, 2023
Vested and expected to vest	6,583,822	$29.20	5.90	$23,668
Exercisable	4,110,537	$26.58	4.43	$22,305

Supernus Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements (Continued)

9. Share-Based Payments (Continued)
The weighted-average grant date fair value of options granted for the years ended December 31, 2023, 2022, and 2021 were $21.3 million, $18.1 million, and $16.3 million per share, respectively.
The aggregate intrinsic value of shares exercised for the years ended December 31, 2023, 2022, and 2021 were $5.1 million, $16.3 million, and $2.8 million, respectively. Proceeds from the options exercised for the years ended December 31, 2023, 2022, and 2021 were $4.3 million, $10.4 million, and $4.9 million, respectively.
The total fair value of the underlying common stock related to shares that vested during the years ended December 31, 2023, 2022, and 2021 were approximately $14.8 million, $13.9 million, and $13.9 million, respectively.
The fair value of each option award is estimated on the date of the grant, using the Black-Scholes option-pricing model and the assumptions in the following table:

	Years Ended December 31,
	2023	2022	2021
Fair value of common stock	$27.66 - $38.60	$28.93 - $35.23	$25.09 - $30.45
Expected volatility	56.87% - 58.22%	58.71% - 60.15%	60.62% - 61.8%
Dividend yield	0%	0%	0%
Expected term	5.60 years - 7.03 years	5.58 years - 6.72 years	5.63 years - 6.56 years
Risk-free interest rate	3.27% - 4.33%	1.87% - 3.70%	0.72% - 1.3%
As of December 31, 2023, the total unrecognized compensation expense was approximately $34.1 million. The Company expects to prospectively recognize these expenses over a weighted-average period of 2.7 years.
Restricted Stock Units
The following table summarizes restricted stock unit (RSU) activities:

	Number of RSUs	Weighted- Average Grant Date Fair Value per Share	Aggregate Intrinsic Value (in thousands)	Aggregate Fair Value (in thousands)
Nonvested, December 31, 2021	21,110	$29.61
Granted	134,460	$32.17
Vested	(21,110)	$29.61	$69.5	$625.1
Forfeited	(2,500)	$32.20
Nonvested, December 31, 2022	131,960	$32.17
Granted	227,980	$38.60
Vested	(47,049)	$32.18	$1,814.3	$1,514.0
Forfeited	(12,750)	$35.68
Nonvested, December 31, 2023	300,141	$36.90
As of December 31, 2023, the total unrecognized compensation expense was $8.0 million. The Company expects to prospectively recognize these expenses over a weighted-average period of 2.9 years.

Supernus Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements (Continued)

9. Share-Based Payments (Continued)
Performance Stock Units
The following table summarizes performance share unit (PSU) activities:

	Performance-Based PSUs		Market-Based Units		Total PSUs
	Number of PSUs	Weighted- Average Grant Date Fair Value per Share	Number of PSUs	Weighted- Average Grant Date Fair Value per Share	Number of PSUs	Weighted- Average Grant Date Fair Value per Share
Nonvested, December 31, 2021	53,500	$29.82	35,625	$26.34	89,125	$28.43
Granted	155,000	$28.93	—	$—	155,000	$28.93
Vested	(22,250)	$29.69	(15,625)	$23.41	(37,875)	$27.10
Forfeited	(4,500)	$29.94	—	$—	(4,500)	$29.94
Nonvested, December 31, 2022	181,750	$29.07	20,000	$28.63	201,750	$29.03
Granted	205,000	$34.00	—	$—	205,000	$34.00
Vested	(132,120)	$30.72	—	$—	(132,120)	$30.72
Forfeited	(3,000)	$28.93	—	$—	(3,000)	$28.93
Nonvested, December 31, 2023	251,630	$32.22	20,000	$28.63	271,630	$31.96
The total fair value of PSUs that vested during the years ended December 31, 2023, 2022, and 2021 were $4.1 million, $1.0 million, and $1.2 million, respectively. The total intrinsic value of PSUs vested during the years ended December 31, 2023, 2022, and 2021 were $0.5 million, $0.2 million, and $0.0 million, respectively.
Performance-Based Awards
The performance-based PSU awards require certain performance targets to be achieved in order to vest. Vesting is also subject to continued service requirements through the date of achievement of the performance target is certified. As of December 31, 2023, the total unrecognized compensation expense was $4.2 million. The Company expects to prospectively recognize these expenses over a weighted-average period of 1.2 years.
Market-Based Awards
The market-based PSU awards are subject to achievement of market-based performance targets in order to vest. The Company used a Monte-Carlo Simulation to determine the fair value and expected term of the awards as of grant date. There was no unrecognized compensation expense as of December 31, 2023. The expected term of the awards granted in 2021 was 0.9 years.
10. Earnings per Share
Basic earnings per share (EPS) is calculated using the weighted average number of common shares outstanding. Diluted EPS is calculated using the weighted average number of common shares outstanding, including the dilutive effect of the Company’s stock option grants, SARs, RSUs, employee stock purchase plan (ESPP) awards, and the 2023 Notes, as determined per the if-converted method for the years ended December 31, 2023 and December 31, 2022 in connection with the adoption of ASU 2020-06, and the treasury stock method for the year ended December 31, 2021.

Supernus Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements (Continued)

10. Earnings per Share (Continued)

The following table sets forth the computation of basic and diluted EPS for the years ended December 31, 2023, 2022 and 2021 (dollars in thousands, except share and per share amounts):

	Years Ended December 31,
	2023	2022	2021
Numerator:
Net earnings	$1,316	$60,711	$53,424
After-tax interest expense for 2023 Notes	—	3,556	—
Numerator for dilutive earnings per share	$1,316	$64,267	$53,424
Denominator:
Weighted average shares outstanding, basic	54,536,281	53,665,143	53,099,330
Effect of dilutive securities:
Stock options, RSUs and SARs	970,547	1,230,721	1,257,414
Convertible Notes	—	6,783,936	—
Weighted average shares outstanding, diluted	55,506,828	61,679,800	54,356,744

Earnings per share, basic	$0.02	$1.13	$1.01
Earnings per share, diluted	$0.02	$1.04	$0.98
Effect of Convertible Notes and Related Convertible Note Hedges and Warrants
The Company adopted ASU 2020-06 on January 1, 2022 using the modified retrospective method of transition. ASU 2020-06 requires the application of the if-converted method for calculating diluted EPS, whereas the Company previously calculated diluted EPS under the treasury stock method. As a result of the adoption of ASU 2020-06, the 6.8 million in dilutive shares associated with the conversion of the 2023 Notes were included in the calculation of diluted EPS for the year ended December 31, 2022 because their inclusion would be dilutive. For the year ended December 31, 2021, the Company calculated diluted earnings per share using the treasury stock method wherein the shares associated with the conversion of the 2023 Notes were excluded as the Company assumed the 2023 Notes would be settled entirely or partly in cash.
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
The Convertible Note Hedge and Warrant Transactions are excluded in the calculation of diluted EPS because inclusion would be anti-dilutive. Specifically, the denominator of the diluted EPS calculation excludes the additional shares related to the warrants because the average price of the Company's common stock was less than the strike price of the warrants of $80.91 per share. Prior to actual conversion, the Convertible Note Hedge Transactions are not considered in calculating diluted EPS, as their impact would be anti-dilutive.
In addition to the above described effect of the Convertible Note Hedge and Warrant Transactions, the Company also excluded the common stock equivalents of the following outstanding stock-based awards and shares associated with the conversion of the 2023 Notes in the calculation of diluted EPS, because their inclusion would be anti-dilutive:

	Years Ended December 31,
	2023	2022	2021
Stock options, RSUs, PSUs	543,140	373,728	1,275,114
2023 Notes	1,691,337	—	—

Supernus Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements (Continued)

11. Income Tax Expense
The summary of the income tax expense for the years ended December 31, 2023, 2022, and 2021 is as follows (dollars in thousands):

	Years Ended December 31,
	2023	2022	2021
Current
Federal	$20,772	$17,515	$16,606
State	6,395	8,846	8,196
Deferred
Federal	(21,351)	(6,802)	(1,651)
State	(4,363)	(19,527)	(3,400)
Total income tax expense	$1,453	$32	$19,751
A reconciliation of income tax expense at the U.S. federal statutory income tax rate to annual income tax expense at the Company's effective tax rate is as follows (dollars in thousands):

	Years Ended December 31,
	2023	2022	2021
Income tax expense computed at U.S. federal statutory income tax rate	$581	$12,756	$15,367
State income taxes	(330)	(3,198)	3,088
Permanent items	3,028	399	1,465
Research and development credits	(1,117)	237	(1,016)
Uncertain income tax position	(2,529)	(1,992)	(314)
Change in valuation allowance	1,267	(8,626)	250
Other	553	456	911
Income tax expense	$1,453	$32	$19,751

Supernus Pharmaceuticals, Inc.
Notes to Financial Statements (Continued)

11. Income Tax Expense (Continued)
The significant components of the Company's deferred income tax assets (liabilities) are as follows (dollars in thousands):

	As of December 31,
	2023	2022
Deferred tax assets:
Net operating loss carryforwards	$101,325	$112,516
Accrued product returns and rebates	22,150	23,300
Accrued compensation and stock based compensation	15,613	15,422
Capitalized research and development	29,953	13,926
Operating lease liability	10,374	10,821
Other	12,755	18,486
Total deferred tax assets	192,170	194,471
Less: valuation allowance	(60,866)	(59,598)
Total deferred tax asset, net of valuation allowance	131,304	134,873
Deferred tax liabilities:
Intangibles	(144,327)	(171,113)
Operating lease assets	(7,251)	(7,338)
Other	(4,689)	(6,231)
Total deferred tax liabilities	(156,267)	(184,682)
Net deferred tax liabilities	$(24,963)	$(49,809)
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
A reconciliation of the deferred asset valuation allowance is as follows (dollars in thousands):

	Years Ended December 31,
	2023	2022	2021
Beginning balance	$59,598	$70,529	$582
Acquisition Accounting (1)	—	(2,305)	69,697
Additions	1,268	435	250
Deductions	—	(9,061)	—
Ending balance	$60,866	$59,598	$70,529

(1) Amount comprised principally of acquisitions and purchase accounting adjustments in connect with acquisitions
The Company recorded a valuation allowance addition of $1.3 million for the year ended December 31, 2023. The valuation allowance is primarily related to federal and state net operating losses carryforwards acquired from the Adamas Acquisition that are not expected to be realizable in the future.

Supernus Pharmaceuticals, Inc.
Notes to Financial Statements (Continued)

11. Income Tax Expense (Continued)
The Company has NOL carryforwards in several jurisdictions. Due to changes in the Company's ownership, the utilization of net operating loss carryforwards that can be used to offset future taxable income are subject to annual limits in accordance with Internal Revenue Code (IRC) provisions, as well as similar state provisions. In addition, states may also impose other future limitations through state legislation or similar measures. Despite the NOL carryforwards, the Company may incur higher state income tax expense in the future.
As of December 31, 2023, the U.S. federal and state NOL carryforwards amounted to approximately $374.0 million and $489.9 million, respectively, which will expire in various years beginning in 2031. For the year ended December 31, 2023, the Company utilized federal NOLs of approximately $42.6 million and state NOLs of approximately $25.7 million.
The Company is no longer subject to U.S. Federal income tax examinations for years prior to 2020. Operating loss or tax credit carryforwards generated prior to 2020 may be subject to tax audit adjustment.
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
A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows (dollars in thousands):

	Years Ended December 31,
	2023	2022	2021
Balance as of January 1	$4,323	$6,100	$5,881
Gross increases related to current year tax positions	112	32	898
Gross increases related to prior year tax positions	9	—	—
Gross decreases related to prior year tax positions	—	(39)	(363)
Lapse of statute of limitations	(2,295)	$(1,770)	(316)
Balance as of December 31	$2,149	$4,323	$6,100
The Company does not anticipate a material impact to the financial statements in the next 12 months as a result of uncertain tax positions and expiring statutes of limitation.
12. Leases
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

Supernus Pharmaceuticals, Inc.
Notes to Financial Statements (Continued)

12. Leases (Continued)
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
Operating lease assets and lease liabilities as reported on the consolidated balance sheets are as follows (dollars in thousands):

		December 31,
	Balance Sheet Classification	2023	2022
Assets
Operating lease assets	Other assets	$28,994	$28,904
Total lease assets		28,994	28,904

Liabilities
Accounts payable and accrued liabilities
Operating lease liabilities, current portion	Accounts payable and accrued liabilities	8,331	6,791
Lease liabilities, long-term
Operating lease liabilities, long-term	Operating lease liabilities, long-term	33,196	35,998
Total lease liabilities		$41,527	$42,789
The components of operating lease costs are as follows (dollars in thousands):

	December 31,
	2023	2022
Operating lease cost:
Fixed lease cost	$8,258	$8,239
Variable lease cost	5,998	4,608
Total	$14,256	$12,847
Supplemental cash flow information related to leases is as follows (dollars in thousands):

	December 31,
	2023	2022	2021
Cash paid for operating leases	$17,112	$12,883	$11,908
Lease assets and tenant receivable obtained for new operating leases	7,170	1,867	10,868

Supernus Pharmaceuticals, Inc.
Notes to Financial Statements (Continued)

12. Leases (Continued)
Weighted average lease term, and weighted average discount rate for operating leases as of December 31, 2023, are as follows:

Operating leases
Weighted-average remaining lease term (years)	7.3
Weighted-average discount rate	4.5%
Future minimum lease payments under noncancellable operating leases as of December 31, 2023, are as follows (dollars in thousands):

Operating Leases
Year ending December 31:
2024	$9,854
2025	8,579
2026	5,493
2027	4,633
2028	3,004
Thereafter	17,067
Total future minimum lease payments	48,630
Less: Imputed interest (1)	(7,103)
Present value of lease liabilities	$41,527

(1) Calculated using the interest rate for each lease.
13. Composition of Other Balance Sheet Items
The following details the composition of other balance sheet items (dollars in thousands for amounts in tables):
Accounts Receivable
As of December 31, 2023, and December 31, 2022, the Company has reduced accounts receivable by approximately $10.7 million and $13.0 million, respectively. Prompt pay discount and contractual service fees, which were originally recorded as reduction to revenues, represents estimated amounts not expected to be paid by our customers. The Company's customers are primarily pharmaceutical wholesalers and distributors and specialty pharmacies.
Inventories, net
Inventories consist of the following (dollars in thousands):

	December 31, 2023	December 31, 2022
Raw materials	$16,274	$24,820
Work in process	31,212	31,710
Finished goods	29,922	35,011
Total	$77,408	$91,541
The Company recorded inventory write-offs of $8.0 million and $10.4 million for the years ended December 31, 2023 and 2022, respectively.

Supernus Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements (Continued)

13. Composition of Other Balance Sheet Items (Continued)
Property and Equipment, net
Property and equipment consist of the following (dollars in thousands):

	December 31, 2023	December 31, 2022
Lab equipment and furniture	$13,069	$12,127
Leasehold improvements	14,023	14,023
Software	883	883
Computer equipment	960	983
Construction-in-progress	—	206
	28,935	28,222
Less accumulated depreciation and amortization	(15,405)	(13,049)
Total	$13,530	$15,173
Depreciation and amortization expense on property and equipment was approximately $2.5 million, $3.0 million, and $2.6 million for the years ended December 31, 2023, 2022 and 2021, respectively.
Accounts Payable and Accrued Liabilities
Accounts payable and accrued liabilities consist of the following (dollars in thousands):

	December 31, 2023	December 31, 2022
Accounts payable	$1,964	$10,543
Accrued compensation, benefits, & related accruals	20,722	16,963
Accrued manufacturing expenses	11,652	15,216
Accrued sales & marketing	11,666	16,783
Accrued R&D expenses	10,530	7,490
Operating lease liabilities, current portion (1)	8,331	6,791
Accrued royalties (2)	7,918	12,022
Other accrued expenses	6,786	10,534
Total	$79,569	$96,342

(1) Refer to Note 12, Leases.
(2) Refer to Note 15, Commitments and Contingencies.
Accrued Product Returns and Rebates
Accrued product returns and rebates consist of the following (dollars in thousands):

	December 31, 2023	December 31, 2022
Accrued product rebates	$96,984	$106,657
Accrued product returns	57,290	45,008
Total	$154,274	$151,665

Supernus Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements (Continued)
14. Interest Expense
Interest expense consists of the following (dollars in thousands):

	Years Ended December 31,
	2023	2022	2021
Interest expense	$(1,321)	$(2,542)	$(2,195)
Noncash interest expense on nonrecourse liability related to sale of future royalties	(562)	(2,416)	(3,727)
Noncash interest expense on debt	(532)	(2,112)	(17,501)
Total	$(2,415)	$(7,070)	$(23,423)
Noncash interest expense on debt is related to amortization of deferred financing costs on the 2023 Notes. The Company fully amortized the deferred financing costs on the 2023 Notes in the first quarter of 2023. (see Note 8, Debt).
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
Royalty Agreement
In the third quarter of 2014, the Company received $30.0 million pursuant to a Royalty Interest Acquisition Agreement related to the purchase by HC Royalty of certain of the Company's rights under the Company's agreement with United Therapeutics related to the commercialization of Orenitram (treprostinil) Extended-Release Tablets. The Company recorded a nonrecourse liability related to this transaction and amortizes this liability as noncash royalty revenues. Full ownership of the royalty rights has reverted back to the Company as the cumulative payment threshold has been reached as of June 30, 2023 (see Note 2, Summary of Significant Accounting Policies - Royalty Revenues and Note 3, Disaggregated Revenues).
As of December 31, 2022, the nonrecourse liability related to sale of future royalties was $6.0 million and was included in Other current liabilities as reported on the consolidated balance sheet.
USWM Enterprises Commitments Assumed
As part of the USWM Acquisition, the Company assumed the remaining commitments of USWM Enterprises and its subsidiaries, which are discussed below.
The Company assumed the annual minimum purchase requirement of MYOBLOC, amounting to an estimated €3.9 million annually, under the contract manufacturing agreement with Merz for manufacture and supply. Refer to Note 12, Leases for further discussion related to the Merz Agreement in connection with the MYOBLOC annual minimum purchase requirement.
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
NAMENDA XR/Namzaric Qui Tam Litigation
On April 1, 2019, Adamas was served with a complaint filed in the United States District Court for the Northern District of California (the District Court) (Case No. 3:18-cv-03018-JCS) against it and several Allergan entities alleging violations of federal and state false claims acts (FCA) in connection with the commercialization of NAMENDA XR and Namzaric by Allergan. The lawsuit is a qui tam complaint brought by an individual, asserting rights of the federal government and various state governments. The lawsuit was originally filed in May 2018 under seal, and Adamas became aware of the lawsuit when it was served. The complaint alleges that patents held by Allergan and Adamas covering NAMENDA XR and Namzaric were procured through fraud on the United States Patent and Trademark Office and that these patents were asserted against potential generic manufacturers of NAMENDA XR and Namzaric to prevent the generic manufacturers from entering the market, thereby wrongfully excluding generic competition resulting in artificially high price being charged to government payors. Adamas' patents in question were licensed exclusively to Forest Laboratories Holdings Limited. The complaint includes a claim for damages of "potentially more than $2.5 billion dollars," treble damages and statutory penalties. To date the federal and state governments have declined to intervene in this action. This case is currently stayed pending Adamas's and Allergan's interlocutory appeal of the District Court's December 11, 2020 order denying Adamas's and Allergan's motion to dismiss the complaint. The appeal is pending in the United States Court of Appeals for the Ninth Circuit (Case No. 21-80005). Argument was held on January 10, 2022. On August 25, 2022, the Ninth Circuit sided with the defendants by reversing the District Court’s public disclosure bar

Supernus Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements (Continued)

15. Commitments and Contingencies (Continued)

rulings and remanding the case back to the District Court to decide certain issues in the first instance. On October 11, 2022, the plaintiff filed a petition for rehearing with the Ninth Circuit which was denied on November 3, 2022. On December 23, 2022, the defendants filed renewed motions to dismiss directed to the remaining unresolved issue. On March 20, 2023, the District Court entered an order and final judgement dismissing with prejudice the FCA claim while declining to exercise supplemental jurisdiction over the state false claims act claims which were dismissed without prejudice. On April 19, 2023, the plaintiff appealed the District Court's dismissal of the Federal False Claims Act claim. The appeal remains pending in the United States Court of Appeals for the Ninth Circuit.
APOKYN Litigation
On October 3, 2022, Sage Chemical, Inc. and TruPharma, LLC filed a lawsuit in the United States District Court for the District of Delaware (Case No.22-cv-1302) alleging that Supernus Pharmaceuticals, Inc., Britannia Pharmaceuticals Limited, and US WorldMeds Partners, LLC violated state and federal antitrust law in connection with APOKYN. On January 10, 2023, the Company filed motions to dismiss all claims and the lawsuit in its entirety. As of April 12, 2023, briefing on those motions is now complete. Those motions remain pending. On April 10, 2023, the Court issued a scheduling order that provides for a Pretrial Conference on March 7, 2025, and a jury trial beginning on March 24, 2025. Pretrial discovery is ongoing. The Company intends to defend itself vigorously. However, the Company can offer no assurances that it will be successful in a litigation.
Apotex Settlement and License Agreement
The Company entered into settlement and license agreements dated June 21, 2023 with Apotex Inc. The agreements settled ongoing patent litigation regarding Apotex ANDA filings seeking approval to market a generic version of the Company's 150mg, 300mg, and 600mg strength Oxtellar XR (extended-release oxcarbazepine) tablets in September 2024, or sooner under certain conditions.

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
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures required by Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act has been appropriately recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosure. We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2023, the end of the period covered by this report. Based on that evaluation, under the supervision and with the participation of our management, including our CEO and CFO, we concluded that our disclosure controls and procedures were effective as of December 31, 2023.
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
Under the supervision and with the participation of our management, including our CEO and CFO, and under the oversight of our Board of Directors, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2023 based on criteria related to internal control over financial reporting described in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO 2013 Framework).
Based on management's assessment using the criteria set forth above, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2023.
Our independent registered public accounting firm KPMG LLP, who audited our consolidated financial statements included in this Annual Report on Form 10-K, issued an opinion on the effectiveness of the Company’s internal control over financial reporting. KPMG LLP’s report is included in this Annual Report on Form 10-K.
Remediation of Previously Disclosed Material Weakness in Internal Control over Financial Reporting
As previously disclosed in “Item 4. Controls and Procedures” in our Quarterly Report on Form 10-Q as of March 31, 2023, we remediated the material weaknesses in our internal control over financial reporting that were reported in Item 9A. Controls and Procedures” in our Annual Report on Form 10-K as of December 31, 2022. These material weaknesses were due to 1) the lack of qualified resources and an adequate risk assessment over the design and effective operation of controls in our inventory and cost of goods sold processes and 2) the lack of an adequate risk assessment over the design and effective operation of controls that would affect our estimation of accrued product rebates.

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
Changes in Internal Control over Financial Reporting
Our management, including our CEO and CFO, evaluated changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2023. There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rule 13a-15 that occurred during the quarter ended December 31, 2023, that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B.     OTHER INFORMATION.
Insider Trading Arrangements and Policies.
There were no insider trading arrangements adopted or terminated during the quarter.

PART III
ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
The information required by this item is incorporated by reference to the similarly named section of our Proxy Statement for our 2024 Annual Meeting to be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2023.
ITEM 11.     EXECUTIVE COMPENSATION.
The information required by this item is incorporated by reference to the similarly named section of our Proxy Statement for our 2024 Annual Meeting to be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2023.
ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The information required by Item 201(d) of Regulation S-K is set forth below. The remainder of the information required by this Item 12 is incorporated by reference to our definitive proxy statement for our 2024 Annual Meeting to be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2023.
The following table shows the number of securities that may be issued pursuant to our equity compensation plans (including individual compensation arrangements) as of December 31, 2023:

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)	Weighted-average exercise price of outstanding options, warrants and rights(1)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column(2))
Equity compensation plans approved by security holders	6,583,822	$29.20	2,086,766
Equity compensation plans not approved by security holders	—	—	—
Total	6,583,822	$29.20	2,086,766
________________________________________
(1)The securities that may be issued are shares of the Company's Common Stock, issuable upon conversion of outstanding stock options.
(2)The securities that remain available for future issuance are issuable pursuant to the 2021 Equity Incentive Plan.
ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
The information required by this item is incorporated by reference to the similarly named section of our Proxy Statement for our 2024 Annual Meeting to be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2023.
ITEM 14.     PRINCIPAL ACCOUNTING FEES AND SERVICES.
The information required by this item is incorporated by reference to the similarly named section of our Proxy Statement for our 2024 Annual Meeting to be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2023.

PART IV
ITEM 15.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES.
(a)(1)    Index to consolidated Financial Statements
The Financial Statements listed in the Index to consolidated Financial Statements are filed as part of this Annual Report on Form 10-K. See Part II, Item 8—Financial Statement and Supplementary Data.
(a)(2)    Financial Statement Schedules
Other financial statement schedules for the years ended December 31, 2023 and 2022 have been omitted since they are either not required, not applicable, or the information is otherwise included in the consolidated financial statements or the notes to consolidated financial statements.
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

10.1	*+	Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.2 to the Company's Registration Statement on Form S-1, File No. 333-171375, as amended on December 23, 2010).

10.2	*+
Stock Restriction Agreement, dated December 22, 2005, by and between the Registrant and Jack Khattar (incorporated by reference to Exhibit 10.4 to the Company's Registration Statement on Form S-1, File No. 333-171375, as amended on December 23, 2010).

10.3	†*
Asset Purchase and Contribution Agreement, dated as of December 22, 2005, by and among the Registrant, Shire Laboratories Inc. and Shire plc (incorporated by reference to Exhibit 10.10 to the Company's Registration Statement on Form S-1, File No. 333-171375, as amended on March 16, 2012).

10.4	†*
Guanfacine License Agreement, dated as of December 22, 2005, by and among the Registrant, Shire LLC and Shire plc, as amended (incorporated by reference to Exhibit 10.11 to the Company's Registration Statement on Form S-1, File No. 333-171375, as amended on March 16, 2012).

10.5	†*
Exclusive License Agreement, dated as of June 6, 2006, by and between the Registrant and United Therapeutics Corporation (incorporated by reference to Exhibit 10.12 to the Company's Registration Statement on Form S-1, File No. 333-171375, as amended on March 16, 2012).

10.6	†*	Purchase and Sale Agreement, dated as of June 9, 2006, by and between the Registrant and Rune Healthcare Limited.

10.7	*	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.20 to the Company's Registration Statement on Form S-1, File No. 333-171375, as amended on February 14, 2012.

Exhibit Number		Description
10.8	*+
Offer Letter, dated June 10, 2005, to Dr. Padmanabh P. Bhatt from the Registrant (incorporated by reference to Exhibit 10.22 to the Company's Registration Statement on Form S-1, File No. 333-171375, as amended on March 16, 2012).

10.9	*+
Amended and Restated Employment Agreement, dated February 29, 2012, by and between the Registrant and Jack Khattar (incorporated by reference to Exhibit 10.23 to the Company's Registration Statement on Form S-1, File No. 333-171375, as amended on March 16, 2012).

10.10	*+
Form of Time-Based Incentive Stock Option Agreement under the Supernus Pharmaceuticals, Inc. 2012 Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.26 to the Company's Registration Statement on Form S-1, File No. 333-171375, as amended on April 11, 2012).

10.11	*+
Form of Non-Statutory Time-Based Stock Option Agreement under the Supernus Pharmaceuticals, Inc. 2012 Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.27 to the Company's Registration Statement on Form S-1, File No. 333-171375, as amended on April 11, 2012).

10.12	†*
Commercial Supply Agreement, dated August 23, 2012, by and among Patheon, Inc. and the Company (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on February 7, 2013, File No., 001-35518).

10.13	†*
Commercial Supply Agreement dated December 15, 2012 by and among Catalent Pharma Solutions, LLC and the Company (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on August 21, 2013, File No. 001-35518).

10.14	*
Royalty Interest Acquisition Agreement, dated July 1, 2014, by and between Supernus Pharmaceuticals, Inc. and HealthCare Royalty Partners III, L.P. (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on July 8, 2014, File No. 001-35518).

10.15	*
Security Agreement, dated July 1, 2014, by and between Supernus Pharmaceuticals, Inc. and HealthCare Royalty Partners III, L.P. (incorporated by reference to Exhibit 10.2 to the Form 8-K filed on July 8, 2014, File No. 001-35518).

10.16	**	Form of Executive Retention Agreement.

10.17	*+
Amendment to Amended and Restated Employment Agreement, dated August 8, 2014, by and between Supernus Pharmaceuticals, Inc. and Jack Khattar (incorporated by reference to Exhibit 10.2 to the Form 8-K filed on August 11, 2014, File No. 001-35518).

10.18	*+
Second Amendment to Amended and Restated Employment Agreement, dated March 2, 2016, by and between Supernus Pharmaceuticals, Inc. and Jack Khattar (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on March 4, 2016, File No. 001-35518).

10.19	†*
Settlement Agreement, dated October 14, 2015, by and between Supernus Pharmaceuticals, Inc., Par Pharmaceutical Companies, Inc., and Par Pharmaceutical, Inc. (incorporated by reference to Exhibit 10.36 to the Company's Annual Report on Form 10-K for the period ended December 31, 2015, filed on March 9, 2016, File No. 001-35518).

10.20	*+
Supernus Pharmaceuticals, Inc. Third Amended and Restated 2012 Equity Incentive Plan (incorporated by reference to Appendix A to the Company's Proxy Statement on Form DEF 14A, filed on April 27, 2018, File No. 001-35518).

Exhibit Number		Description
10.21	*+
Supernus Pharmaceuticals, Inc. Second Amended and Restated 2012 Employee Stock Purchase Plan (incorporated by reference to Appendix B to the Company's Proxy Statement on Form DEF 14A, filed on April 19, 2016, File No. 001-35518).

10.22	†*
Settlement Agreement, dated March 6, 2017, by and between Supernus Pharmaceuticals, Inc., Zydus Pharmaceuticals (USA) Inc., and Cadila Healthcare Limited (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2017, filed on May 9, 2017, File No. 001-35518).

10.23	†*
Term Sheet Agreement, dated March 6, 2017, by and between Supernus Pharmaceuticals, Inc., Actavis Laboratories, FL, Inc., Actavis Pharma, Inc., and Watson Laboratories, Inc. (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2017, filed on May 9, 2017, File No. 001-35518).

10.24	†*
Settlement Agreement, dated March 13, 2017, by and between Supernus Pharmaceuticals, Inc., Actavis Laboratories, FL, Inc., Actavis Pharma, Inc., and Watson Laboratories, Inc. (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2017, filed on May 9, 2017, File No. 001-35518).

10.25	*+
Third Amendment to Amended and Restated Employment Agreement, dated May 8, 2018, between Supernus Pharmaceuticals,  Inc. and Jack Khattar (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on May 11, 2018, File No. 001-35518).

10.26	*
Lease Agreement, dated January 31, 2019, between Advent Key West, LLC and Supernus Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on February 5, 2019, File No. 001-35518).

10.27	*
Form of Restricted Stock Unit Award Agreement for Non-Management Directors, issued under the Supernus Pharmaceuticals, Inc., 2012 Equity Incentive Plan, as amended, for grants made to non-management directors (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on February 27, 2020. File No. 001-35518).

10.28	*
Form of Performance Share Unit Award Agreement, issued under the Amended and Restated Stock Incentive Plan, for grants made to Jack A. Khattar (incorporated by reference to Exhibit 10.2 to the Form 8-K filed on February 27, 2020, File No. 001-35518).

10.29	††#*
Development and Option Agreement, dated April 21, 2020, by and between Navitor Pharmaceuticals, Inc. and Supernus Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.1 to the Form 10-Q filed on August 17, 2020, File No. 001-35518).

10.30	††#*
Amended and Restated Distribution, Development, Commercialization and Supply Agreement, dated January 15, 2016, by and between Britannia Pharmaceuticals Limited and US WorldMeds, LLC (incorporated by reference to Exhibit 10.2 to the Form 10-Q filed on August 17, 2020, File No. 001-35518).

10.31	††*
First Amendment to Amended and Restated Distribution, Development, Commercialization and Supply Agreement, dated February 19, 2020, by and between Britannia Pharmaceuticals Limited and US WorldMeds, LLC (incorporated by reference to Exhibit 10.3 to the Form 10-Q filed on August 17, 2020, File No. 001-35518).

10.32	††#*
Letter Agreement Re: Memorandum of Understanding for the Supply of Pens, effective February 25, 2019 (incorporated by reference to Exhibit 10.4 to the Form 10-Q filed on August 17, 2020, File No. 001-35518).

Exhibit Number		Description
10.33	††*	Letter Agreement Re: Exclusive Supply of Pens, effective September 23, 2019 (incorporated by reference to Exhibit 10.5 to the Form 10-Q filed on August 17, 2020, File No. 001-35518).

10.34	††+*	Offer Letter to Timothy C. Dec (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on July 29, 2021, File No. 001-35518).

10.35	††*
Commercial Supply Agreement, dated May 12, 2021, by and between Supernus Pharmaceuticals, Inc. and Catalent Pharma Solutions, LLC (incorporated by reference to Exhibit 10.1 to the Form 10-Q filed on August 6, 2021, File No. 001-35518).

10.36	††*
API Supply Agreement, dated July 13, 2021, by and between Supernus Pharmaceuticals, Inc. and Bachem Americas, Inc. (incorporated by reference to Exhibit 10.2 to the Form 10-Q filed on August 6, 2021, File No. 001-35518).

10.37	+*
Form of Time-Based Incentive Stock Option Agreement, under the Supernus Pharmaceuticals, Inc. 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to the Form 10-Q filed on August 6, 2021, File No. 001-35518).

10.38	**	Form of Time-Based Incentive Stock Option Agreement, for awards issued after 2023 under the Supernus Pharmaceuticals, Inc. 2021 Equity Incentive Plan.

10.39	+*
Form of Non-Statutory Time-Based Stock Option Agreement, under the Supernus Pharmaceuticals, Inc. 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.4 to the Form 10-Q filed on August 6, 2021, File No. 001-35518).

10.40	**	Form of Non-Statutory Time-Based Stock Option Agreement, for awards issued after 2023 under the Supernus Pharmaceuticals, Inc. 2021 Equity Incentive Plan.

10.41	+*
Form of Restricted Stock Unit Award Agreement, under the Supernus Pharmaceuticals, Inc. 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.5 to the Form 10-Q filed on August 6, 2021, File No. 001-35518).

10.42	**	Form of Restricted Stock Unit Award Agreement, for awards issued after 2023 under the Supernus Pharmaceuticals, Inc. 2021 Equity Incentive Plan.

10.43	+*
Form of Performance Share Unit Award Agreement, under the Supernus Pharmaceuticals, Inc. 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.6 to the Form 10-Q filed on August 6, 2021, File No. 001-35518).

10.44	**	Form of Performance Share Unit Award Agreement, for awards issued after 2023 under the Supernus Pharmaceuticals, Inc. 2021 Equity Incentive Plan.

10.45	††*
Amendment to Deed of Lease, August 23, 2021, by and between Supernus Pharmaceuticals, Inc. and Key West MD Owner, LLC (incorporated by reference to Exhibit 10.1 to the Form 10-Q filed on November 5, 2021, File No. 001-35518).

10.46	††*
Amended and Restated API Supply Agreement by and between Adamas Pharma, LLC and Moehs Ibérica, S.L. (incorporated by reference to Exhibit 10.2 to the Form 10-Q filed by Adamas Pharmaceuticals, Inc. on November 2, 2017, File No. 001-36399).

10.47	††
Settlement Agreement, dated as of December 31, 2022, by and between Supernus Pharmaceuticals, Inc., Zydus Pharmaceuticals (USA) Inc. and Zydus Lifesciences Limited. (incorporated by reference to Exhibit 10.71 to the Form 10-K filed on March 9, 2023, File No. 001-35518).

Exhibit Number		Description
10.48	††**	Settlement Agreement, dated as of June 21, 2023, by and between Supernus Pharmaceuticals, Inc. with Apotex Inc. and Apotex Corp.

10.49	††*
Credit Line Agreement between UBS Bank USA and Supernus Pharmaceuticals, Inc. dated as of February 8, 2023 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on February 14, 2023, File No. 001-35518).

14	*	Code of Ethics (incorporated by reference to Exhibit 14 to the Company's Annual Report on Form 10-K for the period ended December 31, 2012, filed on March 15, 2013, File No. 001-35518).

19	**	Policy Statement on Securities Trades by Directors, Officers, and Employees.

21	**	Subsidiaries of the Registrant.

23.1	**	Consent of KPMG LLP.

31.1	**	Certification of Chief Executive Officer.

31.2	**	Certification of Chief Financial Officer.

32.1	**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350

32.2	**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350

97	**	Incentive Compensation Recoupment Policy.

101	**
The following financial information from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2023, formatted in Inline XBRL: (i) Cover Page; (ii) Consolidated Statement of Earnings; (iii) Consolidated Statement of Comprehensive Earnings; (iv) Consolidated Balance Sheets; (v) Consolidated Statements of Equity; (vi) Consolidated Statements of Cash Flows; and (vii) the Notes to Consolidated Financial Statements, tagged in summary and detail.

104	**	The Cover Page of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2023, formatted in Inline XBRL (included with the Exhibit 101 attachments).
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
Date: February 27, 2024
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and the dates indicated below:

Signature	Title	Date

/s/ JACK A. KHATTAR	President and Chief Executive Officer and Director (Principal Executive Officer)	February 27, 2024

/s/ TIMOTHY C. DEC	Senior Vice-President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 27, 2024

/s/ CHARLES W. NEWHALL, III.	Director and Chairman of the Board	February 27, 2024

CARROLEE BARLOW, M.D., PH.D.	Director	February 27, 2024

/s/ GEORGES GEMAYEL, PH.D.	Director	February 27, 2024

/s/ FREDERICK M. HUDSON	Director	February 27, 2024

/s/ BETHANY SENSENIG	Director	February 27, 2024

/s/ JOHN M. SIEBERT, PH.D.	Director	February 27, 2024