Form 10-Q
period 2024-03-31
SUPERNUS PHARMACEUTICALS, INC.
filed 2024-05-08
CIK 1356576

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☒ No
Securities registered pursuant to Section 12(b) of the Exchange Act

Title of each class	Outstanding at May 1, 2024	Trading Symbol	Name of each exchange on which registered
Common Stock, $0.001 par value per share	54,974,254	SUPN	The Nasdaq Global Market

SUPERNUS PHARMACEUTICALS, INC.
FORM 10-Q — QUARTERLY REPORT
FOR THE QUARTERLY PERIOD ENDED March 31, 2024

PART I — FINANCIAL INFORMATION

Supernus Pharmaceuticals, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share data)

	March 31,	December 31,
	2024	2023
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$63,401	$75,054
Marketable securities	234,335	179,820
Accounts receivable, net	147,734	144,155
Inventories, net	75,079	77,408
Prepaid expenses and other current assets	23,772	16,676
Total current assets	544,321	493,113
Long-term marketable securities	11,662	16,617
Property and equipment, net	12,969	13,530
Intangible assets, net	579,752	599,889
Goodwill	117,019	117,019
Other assets	38,367	37,505
Total assets	$1,304,090	$1,277,673

Liabilities and stockholders’ equity
Current liabilities
Accounts payable and accrued liabilities	$86,402	$79,569
Accrued product returns and rebates	167,226	154,274
Contingent consideration, current portion	51,379	52,070
Other current liabilities	9,547	4,283
Total current liabilities	314,554	290,196
Contingent consideration, long-term	976	1,380
Operating lease liabilities, long-term	32,994	33,196
Deferred income tax liabilities, net	19,501	24,963
Other liabilities	6,899	6,422
Total liabilities	374,924	356,157

Commitments and contingencies (Note 15)

Stockholders’ equity
Common stock, $0.001 par value; 130,000,000 shares authorized; 54,965,316 and 54,723,356 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	55	55
Additional paid-in capital	446,960	439,493
Accumulated other comprehensive loss, net of tax	(534)	(593)
Retained earnings	482,685	482,561
Total stockholders’ equity	929,166	921,516

Total liabilities and stockholders’ equity	$1,304,090	$1,277,673

See accompanying notes.

Supernus Pharmaceuticals, Inc.
Condensed Consolidated Statements of Earnings
(in thousands, except share and per share data)

	Three Months Ended March 31,
	2024	2023
	(unaudited)
Revenues
Net product sales	$138,461	$140,575
Royalty and licensing revenues	5,183	13,189
Total revenues	143,644	153,764

Costs and expenses
Cost of goods sold(a)	16,309	23,460
Research and development	24,930	21,212
Selling, general and administrative	86,516	85,597
Amortization of intangible assets	20,137	19,966
Contingent consideration gain	(1,095)	(1,647)
Total costs and expenses	146,797	148,588

Operating earnings (loss)	(3,153)	5,176

Other income (expense)
Interest and other income, net	3,396	5,346
Interest expense	—	(1,505)
Total other income (expense)	3,396	3,841

Earnings before income taxes	243	9,017

Income tax expense (benefit)	119	(7,931)
Net earnings	$124	$16,948

Earnings per share
Basic	$0.00	$0.31
Diluted	$0.00	$0.29

Weighted average shares outstanding
Basic	54,801,748	54,380,947
Diluted	55,626,663	62,454,204
_____________________________
(a) Excludes amortization of acquired intangible assets

See accompanying notes.

Supernus Pharmaceuticals, Inc.
Condensed Consolidated Statements of Comprehensive Earnings
(in thousands)

	Three Months Ended March 31,
	2024	2023
	(unaudited)
Net earnings	$124	$16,948
Other comprehensive gain
Unrealized gain on marketable securities, net of tax	59	881
Other comprehensive gain	59	881
Comprehensive earnings	$183	$17,829

See accompanying notes.

Supernus Pharmaceuticals, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
Three Months Ended March 31, 2024 and 2023
(unaudited, in thousands, except share data)

j	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Earnings (Loss)	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2023	54,723,356	$55	$439,493	$(593)	$482,561	$921,516
Share-based compensation expense related to employee stock purchase plan and share-based awards	—	—	5,897	—	—	5,897
Issuance of common stock related to employee stock purchase plan and share-based awards, net of taxes withheld	241,960	—	1,570	—	—	1,570
Net earnings	—	—	—	—	124	124
Unrealized gain on marketable securities, net of tax	—	—	—	59	—	59
Balance, March 31, 2024	54,965,316	$55	$446,960	$(534)	$482,685	$929,166

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Earnings (Loss)	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2022	54,253,796	$54	$408,115	$(3,210)	$481,245	$886,204
Share-based compensation expense related to employee stock purchase plan and share-based awards	—	—	6,306	—	—	6,306
Issuance of common stock related to employee stock purchase plan and share-based awards, net of taxes withheld	216,826	—	1,811	—	—	1,811
Net earnings	—	—	—	—	16,948	16,948
Unrealized gain on marketable securities, net of tax	—	—	—	881	—	881
Balance, March 31, 2023	54,470,622	$54	$416,232	$(2,329)	$498,193	$912,150

See accompanying notes.

Supernus Pharmaceuticals, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)

	Three Months Ended March 31,
	2024	2023
	(unaudited)
Cash flows from operating activities
Net earnings	$124	$16,948
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	20,749	20,601
Amortization of deferred financing costs and debt discount	—	532
Amortization of premium/discount on marketable securities	1,894	(1,056)
Change in fair value of contingent consideration	(1,095)	(1,647)
Other noncash adjustments, net	2,449	2,459
Share-based compensation expense	5,897	6,306
Deferred income tax benefit	(5,482)	(435)
Changes in operating assets and liabilities:
Accounts receivable	(3,579)	21,971
Inventories	1,990	(1,851)
Prepaid expenses and other assets	(7,517)	(341)
Accrued product returns and rebates	12,952	(3,813)
Accounts payable and other liabilities	10,019	(10,548)
Net cash provided by operating activities	38,401	49,126

Cash flows from investing activities
Purchases of marketable securities	(193,700)	—
Sales and maturities of marketable securities	142,324	240,058
Purchases of property and equipment	(248)	(278)
Net cash provided by (used in) investing activities	(51,624)	239,780

Cash flows from financing activities
Proceeds from Credit Line	—	93,000
Payments on Credit Line	—	(14,637)
Proceeds from issuance of common stock	2,910	2,256
Employee taxes paid related to net share settlement of equity awards	(1,340)	(445)
Net cash provided by financing activities	1,570	80,174

Net change in cash, cash equivalents, and restricted cash	(11,653)	369,080
Cash and cash equivalents at beginning of year	75,054	93,120
Cash, cash equivalents, and restricted cash at end of period	$63,401	$462,200

Supplemental cash flow information
Cash paid for income taxes	$336	$203
Cash paid for operating leases	4,002	3,457

Noncash operating and investing activities
Lease assets obtained for new operating leases	$2,604	$2,601

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
In December 2023, the Company submitted to the U.S. Food and Drug Administration (FDA) a notification of discontinuance to withdraw Osmolex ER from distribution, stating that manufacturing has been discontinued and distribution of the product will cease by April 1, 2024.
2.    Summary of Significant Accounting Policies
Basis of Presentation
The Company’s unaudited condensed consolidated financial statements have been prepared in accordance with the requirements of the U.S. Securities and Exchange Commission (SEC) for interim financial information. As permitted under Generally Accepted Accounting Principles in the United States (U.S. GAAP), certain notes and other information have been omitted from the interim unaudited condensed consolidated financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these unaudited condensed consolidated financial statements should be read in conjunction with the Company’s most recent Annual Report on Form 10-K, for the year ended December 31, 2023, filed with the SEC.
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
Reclassifications
The prior year amount related to the caption Employee taxes paid related to net share settlement of equity awards in the condensed consolidated statements of cash flows has been reclassified to conform to current year presentation. The reclassification did not affect the other condensed consolidated financial statements.
Consolidation
The Company's unaudited condensed consolidated financial statements include the accounts of Supernus Pharmaceuticals, Inc. and its wholly owned subsidiaries. These are collectively referred to herein as "Supernus" or "the Company." Supernus Pharmaceuticals, Inc. and each of its subsidiaries are distinct legal entities. All material intercompany transactions and balances have been eliminated in consolidation.
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
The Company incurred approximately $24.3 million and $25.9 million in advertising expense for the three months ended March 31, 2024 and 2023, respectively. These expenses are recorded as a component of Selling, general and administrative expenses in the unaudited condensed consolidated statements of earnings.
Restricted Cash
The Company had a restricted cash balance of $403.8 million as of March 31, 2023 which was held in an escrow account with Wilmington Trust, Trustee, in connection with the payoff of the 0.625% Convertible Senior Notes Due 2023 (2023 Notes) which occurred on April 1, 2023.
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
Recently Issued Accounting Pronouncements and Disclosure Rules
New Accounting Pronouncements Not Yet Adopted
Accounting Standards Update (ASU) 2023-07, Improvements to Reportable Segment Disclosures (Topic 280) - The new standard, issued in November 2023, improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses that are regularly provided to the chief operating decision maker. ASU 2023-07 also clarifies that entities with a single reportable segment are subject to both new and existing reporting requirements under Topic 280. The standard is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, on a retrospective basis, with early adoption permitted. The Company plans to adopt the guidance for the fiscal year ending December 31, 2024. We expect ASU 2023-07 to require additional disclosures in the notes to our consolidated financial statements. The Company is currently evaluating the effects the adoption of this guidance will have on the consolidated financial statements.
ASU 2023-09, Improvements to Income Tax Disclosures (Topic 740) - The new standard, issued in December 2023, requires entities to disclose additional information with respect to the effective tax rate reconciliation and to disclose the disaggregation by jurisdiction of income tax expense and income taxes paid. The standard is effective with annual periods beginning after December 15, 2024, with early adoption permitted. The standard is to be applied on a prospective basis, although optional retrospective application is permitted. The Company plans to adopt the guidance for the fiscal year ending December 31,

2025. We expect ASU 2023-09 to require additional disclosures in the notes to our consolidated financial statements. The Company is currently evaluating the effects the adoption of this guidance will have on the consolidated financial statements.
SEC Final Climate Rule
In March 2024, the U.S. Securities and Exchange Commission (SEC) adopted the final rule under SEC Release No. 33-11275, The Enhancement and Standardization of Climate-Related Disclosures for Investors (Final Rule). This rule will require registrants to disclose certain climate-related information in registration statements and annual reports with staggered compliance dates for large accelerated filers for the fiscal year beginning 2025 through 2033 for the various aspects of the Final Rule. On April 4, 2024, the SEC issued an order staying the Final Rule. The SEC’s administrative stay is expected to remain in place until the completion of litigation filed in various federal courts challenging, among other things, the agency’s authority to adopt the Final Rule. The Company is currently evaluating the final rule to determine its impact on the Company's disclosures.
3. Disaggregated Revenues

The following table summarizes the disaggregation of revenues by product or source, (dollars in thousands):

	Three Months Ended March 31,
	2024	2023
	(unaudited)
Net product sales
Qelbree	$45,104	$25,782
Oxtellar XR	26,943	28,915
GOCOVRI	26,562	26,010
APOKYN	16,649	17,209
Trokendi XR	15,989	34,790
Other(1)	7,214	7,869
Total net product sales	$138,461	$140,575
Royalty and licensing revenues	5,183	13,189
Total revenues	$143,644	$153,764
___________________________________________
(1) Includes net product sales of MYOBLOC, XADAGO and Osmolex ER.
The Company recognized noncash royalty revenue of $2.3 million for the three months ended March 31, 2023. The Company no longer recognizes noncash royalty revenue as ownership of the royalty rights reverted back to the Company during the second quarter of 2023.
The following table shows the percentage of net product sales to total net product sales:

	Percentage of Net Product Sales
	Three Months Ended March 31,
	2024	2023
	(unaudited)
Qelbree	33%	18%
Oxtellar XR	19%	21%
GOCOVRI	19%	18%
APOKYN	12%	12%
Trokendi XR	12%	25%
Other(1)	5%	6%
Total	100%	100%
___________________________________________
(1) Includes net product sales of MYOBLOC, XADAGO and Osmolex ER.

Each of our three major customers, Cencora, Inc., Cardinal Health, Inc. and McKesson Corporation, individually accounted for more than 20% of our total gross product sales and collectively accounted for more than 70% of our total gross product sales for the three months ended March 31, 2024 and 2023.
4. Investments
Marketable Securities
Unrestricted available-for-sale marketable securities held by the Company are as follows, (dollars in thousands):

	March 31, 2024	December 31, 2023
	(unaudited)
Corporate, U.S. government agency and municipal debt securities
Amortized cost	$246,635	$197,153
Gross unrealized gains	1	5
Gross unrealized losses	(639)	(721)
Total fair value	$245,997	$196,437
The contractual maturities of the unrestricted available-for-sale marketable securities held by the Company are as follows, (dollars in thousands):

March 31, 2024
(unaudited)
Less than 1 year	$234,335
1 year to 2 years	11,662
Total	$245,997
As of March 31, 2024, there was no impairment due to credit loss on any available-for-sale marketable securities.
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

Financial Assets and Liabilities Recorded at Fair Value
The Company’s financial assets and liabilities that are required to be measured at fair value on a recurring basis are as follows (dollars in thousands):

		Fair Value Measurements as of March 31, 2024 (unaudited)
	Total Fair Value as of March 31, 2024	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents
Cash	$14,272	$14,272	$—	$—
Money market funds	49,129	49,129	—	—
Marketable securities
Corporate, U.S. government agency and municipal debt securities	234,335	3,950	230,385	—
Long-term marketable securities
Corporate and municipal debt securities	11,662	—	11,662	—
Other noncurrent assets
Marketable securities - restricted (SERP)	612	17	595	—
Total assets at fair value	$310,010	$67,368	$242,642	$—
Liabilities:
Contingent consideration	$52,355	$—	$—	$52,355
Total liabilities at fair value	$52,355	$—	$—	$52,355

		Fair Value Measurements as of December 31, 2023
	Total Fair Value as of December 31, 2023	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents
Cash	$35,957	$35,957	$—	$—
Money market funds	39,097	39,097	—	—
Marketable securities
Corporate, U.S. government agency and municipal debt securities	179,820	—	179,820	—
Long-term marketable securities
Corporate and municipal debt securities	16,617	—	16,617	—
Other noncurrent assets
Marketable securities - restricted (SERP)	568	16	552	—
Total assets at fair value	$272,059	$75,070	$196,989	$—
Liabilities:
Contingent consideration	$53,450	$—	$—	$53,450
Total liabilities at fair value	$53,450	$—	$—	$53,450
The fair value of restricted marketable securities is recorded in Other assets on the condensed consolidated balance sheets. There have been no transfers of assets or liabilities into or out of Level 3 of the fair value hierarchy.
Other Financial Instruments
The carrying amounts of other financial instruments, including accounts receivable, accounts payable, accrued expenses, and line of credit approximate fair value due to their short-term maturities.

6. Contingent Consideration
The following table provides the current and long-term portions related to the contingent consideration for the USWM Acquisition and Adamas Acquisition (as defined below) (dollars in thousands):

	March 31, 2024	December 31, 2023
Reported under the following captions in the condensed consolidated balance sheets:	(unaudited)
Contingent consideration, current portion	$51,379	$52,070
Contingent consideration, long-term	976	1,380
Total	$52,355	$53,450
The Company's contingent consideration liabilities are related to the USWM Acquisition in 2020 and the Adamas Acquisition in 2021. The contingent consideration liabilities are measured at fair value using either a Monte Carlo simulation or the income approach. The Company classifies its contingent consideration liabilities as Level 3 fair value measurements based on the significant unobservable inputs used to estimate fair value. These reflect the inputs and assumptions the Company believes would be made by market participants. Changes in any of those inputs together or in isolation may result in significantly lower or higher fair value measurement. The change in fair value is reported on the condensed consolidated statement of earnings in Contingent consideration (gain) expense.
USWM Contingent Consideration
On June 9, 2020 (the USWM Closing Date), the Company completed its acquisition of all the outstanding equity of USWM Enterprises, LLC (USWM Enterprises) (USWM Acquisition). The USWM Acquisition included potential additional contingent consideration payments for regulatory and development milestones and sales-based milestones. As of March 31, 2024, the remaining potential contingent consideration payments are up to $55 million in regulatory and development milestones comprised of (1) $25 million related to the FDA's approval of the SPN-830 NDA and (2) $30 million related to the subsequent commercial product launch.
The key assumptions considered in estimating the fair value include the estimated probability and timing of milestone achievement, such as the probability and timing of obtaining regulatory approval, timing of projected revenues, and the discount rate.
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

	USWM Acquisition	Adamas Acquisition	Total
Balance at December 31, 2023	$46,400	$7,050	$53,450
Change in fair value recognized in earnings	680	(1,775)	(1,095)
Balance at March 31, 2024 (unaudited)	$47,080	$5,275	$52,355

	USWM Acquisition	Adamas Acquisition	Total
Balance at December 31, 2022	$46,270	$8,697	$54,967
Change in fair value recognized in earnings	(1,710)	63	(1,647)
Balance at March 31, 2023 (unaudited)	$44,560	$8,760	$53,320
The Company recorded the following changes in fair value of the contingent consideration liability for the USWM milestones:
•The Company recorded a $0.7 million expense due to the change in fair value of contingent consideration liabilities for the USWM milestones for the three months ended March 31, 2024. The change in fair value of contingent consideration for the USWM milestones was primarily due to passage of time.
•The Company recorded a $1.7 million gain due to the change in the fair value of the contingent consideration liabilities for the USWM milestones for the three months ended March 31, 2023. The change in the fair value of contingent consideration for the USWM milestones was primarily due to the change in timing of the regulatory and developmental milestone achievement and estimated discount rates.
The Company recorded the following changes in fair value of the contingent consideration liabilities for the Adamas CVRs:
•The Company recorded a $1.8 million gain due to the change in fair value of the contingent consideration liabilities for the Adamas CVRs for the three months ended March 31, 2024. The change in fair value of contingent consideration was primarily due to passage of time.
•The Company recorded a $0.1 million expense due to the change in fair value of the contingent consideration liabilities for the Adamas CVRs for the three months ended March 31, 2023. The change in fair value was primarily due to the passage of time and estimated discount rates.
7.    Intangibles Assets, Net
The following table sets forth the gross carrying amounts and related accumulated amortization of intangibles assets (dollars in thousands):

		March 31, 2024			December 31, 2023
		(unaudited)
	Remaining Weighted Average Life (Years)	Carrying Amount, Gross	Accumulated Amortization	Carrying Amount, Net	Carrying Amount, Gross	Accumulated Amortization	Carrying Amount, Net
Acquired in-process research and development		$124,000	$—	$124,000	$124,000	$—	$124,000
Intangible assets subject to amortization:
Acquired developed technology and product rights	6.61	661,311	(208,667)	452,644	661,311	(190,395)	470,916
Capitalized patent defense costs	0.42	43,820	(40,712)	3,108	43,820	(38,847)	4,973
Total intangible assets	6.57	$829,131	$(249,379)	$579,752	$829,131	$(229,242)	$599,889

Amortization expense for intangible assets was $20.1 million and $20.0 million, for the three month periods ended March 31, 2024 and 2023, respectively.
U.S. patents covering Trokendi XR and Oxtellar XR will expire no earlier than 2027. The Company entered into settlement agreements that allowed third parties to enter the Trokendi XR market on January 1, 2023. The Company entered into settlement and license agreements that allows a third party to enter the Oxtellar XR market in September 2024, or sooner under certain conditions.
8.    Debt
Uncommitted Demand Secured Line of Credit
On February 8, 2023, the Company entered into a credit line agreement with UBS (the "Credit Line"). The Credit Line provides for a revolving line of credit of up to $150 million, which can be drawn at any time. Any fixed rate borrowing will bear interest at a fixed interest rate, equal to the sum of (i) the UBS Fixed Funding Rate (as defined in the Credit Line) plus (ii) the applicable Percentage Spread established in the Credit Line. Any variable rate borrowing will bear interest at a variable interest rate, equal to the sum of (i) the UBS Variable Rate (as defined in the Credit Line) plus (ii) the applicable Percentage Spread established in the Credit Line.
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
On March 30, 2023, the Company borrowed $93.0 million under the Credit Line, which bore a variable interest rate. The funds from this borrowing were used to repay outstanding indebtedness under the 2023 Notes. In the second quarter of 2023, the Company repaid the total principal balance of $93.0 million under the Credit Line and the interest incurred on the Credit Line of $0.7 million. As of March 31, 2024, there was no outstanding debt under the Credit Line.
9.    Share-Based Payments
Share-based compensation expense is as follows (dollars in thousands):

	Three Months Ended March 31,
	2024	2023
	(unaudited)
Research and development	$1,365	$958
Selling, general and administrative	4,532	5,348
Total	$5,897	$6,306

Stock Option and Stock Appreciation Rights
The following table summarizes stock option and stock appreciation rights (SAR) activities:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)
Outstanding, December 31, 2023	6,583,822	$29.20	5.90
Granted	1,107,662	$27.94
Exercised	(154,567)	$18.83
Forfeited	(71,499)	$25.31
Outstanding, March 31, 2024 (unaudited)	7,465,418	$29.26	6.37

As of March 31, 2024 (unaudited):
Vested and expected to vest	7,465,418	$29.26	6.37
Exercisable	4,715,920	$27.82	4.84

As of December 31, 2023:
Vested and expected to vest	6,583,822	$29.20	5.90
Exercisable	4,110,537	$26.58	4.43
Restricted Stock Units
The following table summarizes restricted stock unit (RSU) activities:

	Number of RSUs	Weighted Average Grant Date Fair Value per Share
Nonvested, December 31, 2023	300,141	$36.90
Granted	193,914	$27.94
Vested	(95,397)	$36.87
Forfeited	(1,750)	$35.86
Nonvested, March 31, 2024	396,908	$32.54
Performance Share Units
The following table summarizes performance share unit (PSU) activities:

	Performance-Based Units		Market-Based Units		Total PSUs
	Number of PSUs	Weighted Average Grant Date Fair Value per Share	Number of PSUs	Weighted Average Grant Date Fair Value per Share	Number of PSUs	Weighted Average Grant Date Fair Value per Share
Nonvested, December 31, 2023	251,630	$32.22	20,000	$28.63	271,630	$31.96
Vested	(39,080)	$33.47	—	$—	(39,080)	$33.47
Forfeited	(52,000)	$28.93	—	$—	(52,000)	$28.93
Nonvested, March 31, 2024	160,550	$32.98	20,000	$28.63	180,550	$32.51

10.    Earnings per Share

The following table sets forth the computation of basic and diluted EPS for the three months ended March 31, 2024 and 2023 (dollars in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2024	2023
	(unaudited)
Numerator:
Net earnings	$124	$16,948
After-tax interest expense for 2023 Notes	—	892
Numerator for dilutive earnings per share	$124	$17,840
Denominator:
Weighted average shares outstanding, basic	54,801,748	54,380,947
Effect of dilutive securities:
Stock options, RSUs and SARs	824,915	1,289,321
Convertible notes	—	6,783,936
Weighted average shares outstanding, diluted	55,626,663	62,454,204

Earnings per share, basic	$0.00	$0.31
Earnings per share, diluted	$0.00	$0.29
The following table sets forth the common stock equivalents of outstanding stock-based awards excluded in the calculation of diluted EPS because their inclusion would be anti-dilutive:

	Three Months Ended March 31,
	2024	2023
	(unaudited)
Stock options, RSUs, PSUs	520,152	240,398
11.    Income Tax Expense (Benefit)
The following table provides information regarding the Company’s income tax expense (benefit) for the three months ended March 31, 2024 and 2023 (dollars in thousands):

	Three Months Ended March 31,
	2024	2023
	(unaudited)
Income tax expense (benefit)	$119	$(7,931)
Effective tax rate	49.0%	(88.0)%

Income tax expense was $0.1 million for the three months ended March 31, 2024, as compared to an income tax benefit of $7.9 million for the three months ended March 31, 2023. The change was primarily due to almost break-even pre-tax income for the three months ended March 31, 2024 and greater full year 2024 forecasted losses as compared to the same period in 2023. The effective tax rate for the three months ended March 31, 2024 was higher compared to the same period in 2023 primarily due to near break-even pre-tax losses forecasted for the full year 2023. The annual forecasted earnings represent the Company's best estimate as of March 31, 2024 and 2023, are subject to change and could have a material impact on the effective tax rate in subsequent periods. Accounting Standard Codification (ASC) 740, Income Taxes (ASC 740), requires the Company to estimate the annual effective income tax rate for the full year and apply it to pre-tax income (loss) for each interim period, taking into account year-to-date amounts and projected results for the full year.

12.    Leases
Operating lease assets and lease liabilities as reported on the condensed consolidated balance sheets are as follows (dollars in thousands):

	Balance Sheet Classification	March 31, 2024	December 31, 2023
		(unaudited)
Assets
Operating lease assets	Other assets	$29,748	$28,994
Total lease assets		$29,748	$28,994

Liabilities
Operating lease liabilities, current portion	Accounts payable and accrued liabilities	$9,133	$8,331
Operating lease liabilities, long-term	Operating lease liabilities, long-term	32,994	33,196
Total lease liabilities		$42,127	$41,527

13.    Composition of Other Balance Sheet Items
The following details the composition of other balance sheet items (dollars in thousands for amounts in tables):
Accounts Receivables, Net
As of March 31, 2024 and December 31, 2023, the Company has reduced accounts receivable by approximately $12.0 million and $10.7 million, respectively for prompt pay discounts and contractual service fees, which were originally recorded as a reduction to revenues and represent estimated amounts not expected to be paid by our customers. The Company's customers are primarily pharmaceutical wholesalers and distributors and specialty pharmacies.
Inventories, Net

	March 31, 2024	December 31, 2023
	(unaudited)
Raw materials	$18,803	$16,274
Work in process	23,246	31,212
Finished goods	33,030	29,922
Total	$75,079	$77,408
Property and Equipment, Net

	March 31, 2024	December 31, 2023
	(unaudited)
Lab equipment and furniture	$13,120	$13,069
Leasehold improvements	14,023	14,023
Software	883	883
Computer equipment	960	960
	28,986	28,935
Less accumulated depreciation and amortization	(16,017)	(15,405)
Property and equipment, net	$12,969	$13,530
Depreciation and amortization expense on property and equipment was approximately $0.6 million and $0.6 million for the three months ended March 31, 2024, and 2023, respectively.

Accounts Payable and Accrued Liabilities

	March 31, 2024	December 31, 2023
	(unaudited)
Accounts payable	$14,397	$1,964
Accrued compensation, benefits, & related accruals	16,444	20,722
Accrued sales & marketing	13,263	11,666
Accrued manufacturing expenses	9,118	11,652
Accrued R&D expenses	9,092	10,530
Operating lease liabilities, current portion (2)	9,133	8,331
Accrued royalties (1)	6,963	7,918
Other accrued expenses	7,992	6,786
Total	$86,402	$79,569
_______________________________
(1) Refer to Note 15, Commitments and Contingencies.
(2) Refer to Note 12, Leases.
Accrued Product Returns and Rebates

	March 31, 2024	December 31, 2023
	(unaudited)
Accrued product rebates	$107,681	$96,984
Accrued product returns	59,545	57,290
Total	$167,226	$154,274
14.    Interest Expense
The following details the composition of interest expense (dollars in thousands):

	Three Months Ended March 31,
	2024	2023
	(unaudited)
Interest expense	$—	$(656)
Interest expense on nonrecourse liability related to sale of future royalties	—	(317)
Noncash interest expense on debt	—	(532)
Total	$—	$(1,505)

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
NAMENDA XR/Namzaric Qui Tam Litigation
On April 1, 2019, Adamas was served with a complaint filed in the United States District Court for the Northern District of California (the District Court) (Case No. 3:18-cv-03018-JCS) against it and several Allergan entities alleging violations of federal and state false claims acts (FCA) in connection with the commercialization of NAMENDA XR and Namzaric by Allergan. The lawsuit is a qui tam complaint brought by an individual, asserting rights of the federal government and various state governments. The lawsuit was originally filed in May 2018 under seal, and Adamas became aware of the lawsuit when it was served. The complaint alleges that patents held by Allergan and Adamas covering NAMENDA XR and Namzaric were procured through fraud on the United States Patent and Trademark Office and that these patents were asserted against potential generic manufacturers of NAMENDA XR and Namzaric to prevent the generic manufacturers from entering the market, thereby wrongfully excluding generic competition resulting in artificially high price being charged to government payors. Adamas' patents in question were licensed exclusively to Forest Laboratories Holdings Limited. The complaint includes a claim for damages of "potentially more than $2.5 billion dollars," treble damages and statutory penalties. To date the federal and state governments have declined to intervene in this action. This case is currently stayed pending Adamas's and Allergan's interlocutory appeal of the District Court's December 11, 2020 order denying Adamas's and Allergan's motion to dismiss the complaint. The appeal is pending in the United States Court of Appeals for the Ninth Circuit (Case No. 21-80005). Argument was held on January 10, 2022. On August 25, 2022, the Ninth Circuit sided with the defendants by reversing the District Court’s public disclosure bar rulings and remanding the case back to the District Court to decide certain issues in the first instance. On October 11, 2022, the plaintiff filed a petition for rehearing with the Ninth Circuit which was denied on November 3, 2022. On December 23, 2022, the defendants filed renewed motions to dismiss directed to the remaining unresolved issue. On March 20, 2023, the District Court entered an order and final judgement dismissing with prejudice the FCA claim while declining to exercise supplemental jurisdiction over the state false claims act claims which were dismissed without prejudice. On April 19, 2023, the plaintiff appealed the District Court's dismissal of the Federal False Claims Act claim. On February 20, 2024, the plaintiff filed a motion for an indicative ruling and to set aside the judgment in the District Court, based on the same arguments raised in his appeal. That motion was fully briefed and the District Court determined that the motion for an indicative ruling was suitable for determination without a hearing. On May 7, 2024, the District Court denied the plaintiff’s motion for an indicative ruling. The plaintiff’s appeal remains pending in the United States Court of Appeals for the Ninth Circuit.

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
16.    Subsequent Events
SPN-830 Regulatory Development
In April 2024, the FDA issued a Complete Response Letter (CRL) regarding the New Drug Application (NDA) for SPN-830. The CRL mentions two areas that require additional review by the FDA or additional information to be provided to the FDA. The first area relates to product quality. Prior to the issuance of the CRL, the Company submitted additional product quality data to the FDA, which it had not yet reviewed at the time of the CRL's issuance. The second relates to the master file for the infusion device, which is proprietary to the device manufacturer. No clinical safety or efficacy issues were identified as a requirement for approval.
The Company is in the process of analyzing the CRL and determining next steps for the resubmission of the NDA. While it is too early to ascertain the full impact to our financial statements, we may identify indicators of impairment for the related IPR&D asset, which represents an estimate of the fair value of SPN-830, resulting from the receipt of the CRL. Additionally, the Company also expects to assess adjustments to the fair value of the contingent consideration liabilities related to the milestone payments due upon the achievement of certain FDA regulatory approvals and the commercial launch of SPN-830. While we are unable to estimate the anticipated financial impact at this time, any potential adjustments would be recognized and reported within the second quarter of 2024. Any material adjustments to the fair value of the IPR&D asset or the fair value of contingent consideration liabilities could impact the Company’s results of operations and financial condition.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to help the reader understand the results of operations and the financial condition of Supernus Pharmaceuticals, Inc. The interim condensed consolidated financial statements included in this report and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our audited consolidated financial statements and notes thereto for the year ended December 31, 2023 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on February 27, 2024.
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
In October 2023, we resubmitted the New Drug Application (NDA) for SPN-830 to the FDA. In November 2, 2023, the Company announced that the FDA had acknowledged the resubmission of the NDA and assigned a Prescription Drug User Fee Act (PDUFA) date of April 5, 2024. In April 2024, the FDA issued a Complete Response Letter regarding the NDA for SPN-830. For further discussion, see Operational Highlights section below.
SPN-820 (NV-5138)
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
Operational Highlights
Qelbree Update
•Total IQVIA prescriptions were 176,503 for first quarter 2024, an increase of 31% compared to the prior year period.
•Patient enrollment is ongoing in the Phase IV open-label study to assess the efficacy of Qelbree over the course of 14 weeks of treatment in approximately 500 adults with attention deficit hyperactivity disorder (ADHD) and mood symptoms. The primary outcome measure is change from baseline in the Adult ADHD Investigator Symptom Rating Scale (AISRS).
Product Pipeline Update
SPN-830 (apomorphine infusion device) for treatment of Parkinson's disease (PD)
•In April 2024, the U.S. Food and Drug Administration (FDA) issued a Complete Response Letter (CRL) in response to the Company’s New Drug Application (NDA) for SPN-830. The CRL indicates that the review cycle for the application is complete, but that the application is not ready for approval in its present form.
•The Company will announce the timing for its resubmission after further discussion with the FDA, which is expected to take place in May 2024.
SPN-820 – Novel first-in-class molecule that increases mTORC1 mediated synaptic function for depression
•More than half the number of planned patients have been enrolled in the ongoing Phase IIb multi-center randomized double-blind placebo-controlled parallel design study of SPN-820 in adults with treatment-resistant depression. The study is examining efficacy and safety of SPN-820 over a course of five weeks of treatment in approximately 268 patients in up to 50 clinical sites. The primary outcome measure is the change from baseline to end of treatment period on the Montgomery-Asberg Depression Rating Scale (MADRS) Total Score. Topline data from the Phase IIb trial is expected in the first half of 2025.
•The Company has initiated a Phase II open-label study in approximately 40 subjects with major depressive disorder (MDD). The primary objective of the study is to assess efficacy in MDD, as well as onset of efficacy.
SPN-817 – Novel first-in-class highly selective AChE inhibitor for epilepsy
•The Company will hold a conference call on Thursday, May 23, 2024 to report on interim data from approximately 40 patients from the open-label Phase IIa clinical study of SPN-817 for treatment-resistant seizures (webcast details forthcoming). The study is examining the safety and tolerability of SPN-817 as adjunctive therapy in adult patients with treatment-resistant seizures, as well as assessing efficacy. Topline results for the full study are expected in the second half of 2024.
SPN-443 – Novel stimulant for ADHD/CNS
•The Company plans to initiate a Phase I single dose study in healthy adults in 2024 following submission of an Investigational New Drug application. The primary objective of the study is to assess safety and tolerability.
Critical Accounting Policies and the Use of Estimates
A summary of our significant accounting policies is included in Note 2, Summary of Significant Accounting Policies of our audited consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2023. There were no significant changes to the disclosures with respect to our critical accounting policies in our Annual Report on Form 10-K for the year ended December 31, 2023.

Results of Operations
Comparison of the Three Months Ended March 31, 2024 and 2023
Revenues
Revenues consist primarily of net product sales of our commercial products in the U.S., supplemented by royalty and licensing revenues from our collaborative licensing arrangements. The following table provides information regarding our revenues during the three months ended March 31, 2024 (dollars in thousands):

	Three Months Ended March 31,		Change
	2024	2023	Amount	Percent
Net product sales
Qelbree	$45,104	$25,782	$19,322	75%
Oxtellar XR	26,943	28,915	(1,972)	(7)%
GOCOVRI	26,562	26,010	552	2%
APOKYN	16,649	17,209	(560)	(3)%
Trokendi XR	15,989	34,790	(18,801)	(54)%
Other(1)	7,214	7,869	(655)	(8)%
Total net product sales	$138,461	$140,575	$(2,114)	(2)%
Royalty and licensing revenues	5,183	13,189	(8,006)	(61)%
Total revenues	$143,644	$153,764	$(10,120)	(7)%
___________________________________________
(1) Includes net product sales of MYOBLOC, XADAGO and Osmolex ER.
Net Product Sales
The $2.1 million and 2% decrease in net product sales for the three months ended March 31, 2024, as compared to the same period in 2023, was primarily due to the $18.8 million decline in net product sales of Trokendi XR due to generic erosion, and a decline in net product sales of Oxtellar XR, partially offset by the $19.3 million increase in net product sales from Qelbree.
Sales Deductions and Related Accruals
We record accrued product returns and accrued product rebates as current liabilities in Accrued product returns and rebates, on our condensed consolidated balance sheets. We record sales discounts as a reduction against Accounts receivable, net on the unaudited condensed consolidated balance sheets. Both amounts are generally affected by changes in gross product sales, changes in the provision for net product sales deductions, and the timing of payments/credits.
The following table provides a summary of activity with respect to accrued product returns and rebates during the periods indicated (dollars in thousands):

	Accrued Product Returns and Rebates
	Product Returns	Product Rebates	Allowance for Sales Discounts	Total
Balance at December 31, 2023	$57,290	$96,984	$10,719	$164,993
Provision
Provision for current year sales	5,640	100,301	15,812	121,753
Adjustments relating to prior year sales	(1,403)	668	38	(697)
Total provision	$4,237	$100,969	$15,850	$121,056
Less: Actual payments/credits	(1,982)	(90,272)	(14,531)	(106,785)
Balance at March 31, 2024	$59,545	$107,681	$12,038	$179,264

	Accrued Product Returns and Rebates
	Product Returns	Product Rebates	Allowance for Sales Discounts	Total
Balance at December 31, 2022	$45,008	$106,657	$12,995	$164,660
Provision
Provision for current year sales	6,203	102,181	15,661	124,045
Adjustments relating to prior year sales	(400)	2,457	31	2,088
Total provision	$5,803	$104,638	$15,692	$126,133
Less: Actual payments/credits	(1,771)	(112,483)	(16,498)	(130,752)
Balance at March 31, 2023	$49,040	$98,812	$12,189	$160,041
Accrued Product Returns and Rebates
The accrued product returns balance increased from $57.3 million as of December 31, 2023 to $59.5 million as of March 31, 2024 principally due to the timing of related return activity and an increase in provision for product returns primarily related to Qelbree.
The accrued product rebates balance increased from $97.0 million as of December 31, 2023 to $107.7 million as of March 31, 2024 due to timing of Medicaid billing from states.
Provision for Product Returns and Rebates
The provision for product returns decreased from $5.8 million for the three months ended March 31, 2023 to $4.2 million for the three months ended March 31, 2024. The decrease was primarily attributable to lower sales of Trokendi XR.
The provision for product rebates decreased from $104.6 million for the three months ended March 31, 2023 to $101.0 million for three months ended March 31, 2024. The decrease was primarily attributable to lower Trokendi XR sales partially offset by higher Qelbree sales.
Royalty and Licensing Revenues
Royalty and licensing revenues were $5.2 million and $13.2 million for the three months ended March 31, 2024 and 2023, respectively. The decrease was primarily due to lower royalties on generic Trokendi XR for the three months ended March 31, 2024 due to the increased number of generic entrants.
Cost of Goods Sold
Cost of goods sold was $16.3 million and $23.5 million for the three months ended March 31, 2024 and 2023, respectively. The $7.2 million decrease was primarily driven by manufacturing efficiencies, mainly related to Qelbree.
Research and Development Expenses
R&D expenses were $24.9 million and $21.2 million for the three months ended March 31, 2024 and 2023, respectively. The increase was primarily due to increased clinical program costs on SPN-820 and increased manufacturing costs of our product candidates.
Selling, General and Administrative Expenses
The following table provides information regarding our selling, general and administrative (SG&A) expenses during the periods indicated (dollars in thousands):

	Three Months Ended March 31,		Change
	2024	2023	Amount	Percent
Selling and marketing	$59,567	$57,230	$2,337	4%
General and administrative	26,949	28,367	(1,418)	(5)%
Total	$86,516	$85,597	$919	1%

Selling, general and administrative expenses increased by 1% to $86.5 million for the three months ended March 31, 2024.
Amortization of Intangible Assets
Amortization of intangible assets was $20.1 million and $20.0 million for the three months ended March 31, 2024 and 2023, respectively.
Contingent Consideration (Gain) Expense
Contingent consideration was a gain of $1.1 million and a gain of $1.6 million for the three months ended March 31, 2024 and 2023, respectively. The contingent consideration gain was primarily driven by the passage of time.
Other Income (Expense)
Other income (expense) was income of $3.4 million and $3.8 million for the three months ended March 31, 2024 and 2023, respectively. The $0.4 million decrease was due to lower interest income on marketable securities largely driven by an overall lower investment balance, partially offset by the interest expense recognized in three months ended March 31, 2023 related to the 2023 Notes, which were paid off in April 2023.
Income Tax Expense (Benefit)
Income tax expense of $0.1 million for the three months ended March 31, 2024, as compared to an income tax (benefit) of $7.9 million for the three months ended March 31, 2023. The change was primarily due to almost break-even pre-tax income for the three months ended March 31, 2024 and greater full year 2024 forecasted losses as compared to the same period in 2023. The effective tax rate was 49.0% for the three months ended March 31, 2024, as compared to (88.0)% for the three months ended March 31, 2023. The effective tax rate for the three months ended March 31, 2024 was higher compared to the same period in 2023 primarily due to near break-even pretax losses forecasted for the full year 2023. The annual forecasted earnings represent the Company's best estimate as of March 31, 2024 and 2023, are subject to change and could have a material impact on the effective tax rate in subsequent periods. ASC 740, Income Taxes (ASC 740), requires an estimate of the annual effective income tax rate for the full year and apply it to pre-tax income (loss) for each interim period, taking into account year-to-date amounts and projected results for the full year.
Financial Condition, Liquidity and Capital Resources
Cash and Cash Equivalents and Marketable Securities

Cash and cash equivalents, marketable securities, and long-term marketable securities are comprised of the following (dollars in thousands):

	March 31	December 31	Change
	2024	2023	Amount	Percent
Cash and cash equivalents	$63,401	$75,054	$(11,653)	(16)%
Marketable securities	234,335	179,820	54,515	30%
Long-term marketable securities	11,662	16,617	(4,955)	(30)%
Total	$309,398	$271,491	$37,907	14%
We have financed our operations primarily with cash generated from product sales, supplemented by revenues from royalty and licensing arrangements, as well as proceeds from the sale of equity and debt securities. Continued cash generation is highly dependent on the success of our commercial products, as well as the success of our product candidates if approved by the FDA. While we expect continued profitability in future years, we anticipate there may be significant variability from year to year in the level of our profits particularly due to the following: continued market and payor pressures for our commercial products; the unfavorable impact of the loss of patent exclusivity for Trokendi XR in January 2023; the potential unfavorable impact of the forthcoming loss of exclusivity of Oxtellar XR and XADAGO; funding for research and development of our product candidates; and the additional funding to launch SPN-830, if approved by the FDA.
The Company believes its balances of cash, cash equivalents, restricted cash, and unrestricted marketable securities, which totaled $309.4 million as of March 31, 2024, along with cash generated from ongoing operations and continued access to debt markets, will be sufficient to satisfy its cash requirements over the next 12 months and beyond.

We may, from time to time, consider raising additional capital through: new collaborative arrangements; strategic alliances; additional equity and/or financings from debt or other sources, especially in conjunction with opportunistic business development initiatives. We will continue to actively manage our capital structure and to consider all financing opportunities that could strengthen our long-term financial profile. Any such capital raises may or may not be similar to transactions in which we have engaged in the past. There can be no assurance that any such financing opportunities will be available on acceptable terms, if at all.
Cash Flows
Cash flows are comprised of the following (dollars in thousands):

	Three Months Ended March 31,		Change
	2024	2023	Amount
Net cash provided by (used in):
Operating activities	$38,401	$49,126	$(10,725)
Investing activities	(51,624)	239,780	(291,404)
Financing activities	1,570	80,174	(78,604)
Net change in cash, cash equivalents, and restricted cash	$(11,653)	$369,080	$(380,733)
Cash and cash equivalents at beginning of year	75,054	93,120	(18,066)
Cash, cash equivalents, and restricted cash at end of period	$63,401	$462,200	$(398,799)
Operating Activities
Net cash provided by operating activities was $38.4 million and $49.1 million for the three months ended March 31, 2024, and 2023, respectively. The decrease in cash flows provided by operating activities is primarily due to lower net income for the three months ended March 31, 2024 compared to the same period in prior year and changes in working capital which reflects the timing impacts of cash collections on receivables and settlement of payables.
Investing Activities
Net cash used in investing activities was $51.6 million for the three months ended March 31, 2024 compared to $239.8 million cash provided by investing activities during the same period in 2023. The change was primarily due to higher cash flows from the sales and maturities of marketable securities in 2023. Proceeds from the sales and maturities of marketable securities in 2023 were used to repay the 2023 Notes at maturity date of April 1, 2023.
Financing Activities
Net cash provided by financing activities were $1.6 million for the three months ended March 31, 2024 compared to $80.2 million used during the same period in 2023. The change was primarily due to the net proceeds from the draw on the line of credit in the first quarter of 2023 which was used to repay the 2023 Notes in April 2023.
Material Cash Requirements
Refer to “Part II, Item 7 — Management’s Discussion and Analysis of Liquidity and Capital Resources”, of our Annual Report on Form 10-K for the year ended December 31, 2023, and Note 15, Commitments and Contingencies, in the Notes to the Condensed Consolidated Financial Statements in Part I, Item 1, Unaudited Condensed Consolidated Financial Statements, of this Quarterly Report on Form 10-Q for the discussion of our contractual obligations.
Recently Issued Accounting Pronouncements
For a discussion of new accounting pronouncements, see Note 2 in the Notes to the Condensed Consolidated Financial Statements in Part I, Item 1, Unaudited Condensed Consolidated Financial Statements, of this Quarterly Report on Form 10-Q.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
The primary objective of our investment activities is to preserve our capital to fund operations and to facilitate business development activities. We also seek to maximize income from our investments without assuming significant interest rate risk, liquidity risk, or risk of default by investing in investment grade securities with maturities of four years or less. Our exposure to market risk is confined to investments in cash and cash equivalents, marketable securities, and long-term marketable securities. As of March 31, 2024, we had cash and cash equivalents, marketable securities, and long-term marketable securities of $309.4 million.
The Company has a credit line agreement with UBS (the "Credit Line") which provides a revolving line of credit of up to $150 million and can be drawn at any time. As of March 31, 2024, there was no outstanding debt under the Credit Line. In the future, we may borrow funds under the Credit Line. Variable rate borrowing, which may occur under the Credit Line, exposes us to interest rate risk as increases in interest rates would increase our borrowing costs.
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
We do not have any currency or derivative financial instruments.
We may contract with clinical research organizations (CROs) and investigational sites globally. Currently, we have ongoing clinical trials being conducted outside the U.S. We do not hedge our foreign currency exchange rate risk. Transactions denominated in currencies other than the U.S. dollar are recorded based on exchange rates at the time such transactions arise. As of March 31, 2024 and December 31, 2023, substantially all of our liabilities were denominated in the U.S. dollar.
Inflation generally affects us by increasing our cost of labor and the cost of services provided by our vendors. We do not believe that inflation and changing prices over the year ended December 31, 2023, and the three months ended March 31, 2024 had a significant impact on our consolidated results of operations.
Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures required by Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act has been appropriately recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosure. We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2024, the end of the period covered by this report. Based on that evaluation, under the supervision and with the participation of our management, including our CEO and CFO, we concluded that our disclosure controls and procedures are effective as of March 31, 2024.

Changes in Internal Control over Financial Reporting
Our management, including our CEO and CFO, evaluated changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2024.
During the three months ended March 31, 2024, no changes occurred in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1.    Legal Proceedings
From time to time and in the ordinary course of business, Supernus Pharmaceuticals, Inc. (the "Company") and any of its subsidiaries may be subject to various claims, charges and litigation. The Company and any of its subsidiaries may be required to file infringement claims against third parties for the infringement of our patents.
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
Trokendi XR®
II. Supernus Pharmaceuticals, Inc. v. Ajanta Pharma Limited, et al., C.A. No. 21-cv-6964 (GC)(DEA) (D.N.J.)
The Company received a Paragraph IV Notice Letter from generic drug maker Ajanta Pharma Limited dated February 10, 2021, directed to ten of its Trokendi XR® Orange Book patents. Supernus’s U.S. Patent Nos. 8,298,576; 8,298,580; 8,663,683; 8,877,248; 8,889,191; 8,992,989; 9,549,940; 9,555,004; 9,622,983; and 10,314,790 generally cover once-a-day topiramate formulations and methods of treating or preventing seizures and migraines using those formulations. The FDA Orange Book currently lists United States Patent No. 8,298,576 as expiring on April 4, 2028, and United States Patent Nos. 8,298,580; 8,663,683; 8,877,248; 8,889,191; 8,992,989; 9,549,940; 9,555,004; 9,622,983; and 10,314,790 as expiring on November 16, 2027. On March 26, 2021, the Company filed a lawsuit against Ajanta Pharma Limited and Ajanta Pharma USA Inc. (collectively “Ajanta”) alleging infringement of the Company’s Trokendi XR® Orange Book patents. The Complaint—filed in the U.S. District Court for the District of New Jersey—alleges, inter alia, that Ajanta infringed the Company’s Trokendi XR® patents by submitting to the FDA an Abbreviated New Drug Application (“ANDA”) seeking to market a generic version of Trokendi XR® prior to the expiration of the Company’s patents. Filing its March 26, 2021, Complaint within 45 days of receiving Ajanta’s Paragraph IV certification notice entitles Supernus to an automatic stay preventing the FDA from approving Ajanta’s ANDA for 30 months from the date of the Company’s receipt of the Paragraph IV Notice Letter. On June 7, 2021, Ajanta answered the Complaint and denied the substantive allegations of the Complaint, asserting affirmative defenses that include non-infringement and invalidity. Ajanta also asserted Counterclaims seeking declaratory judgments of non‑infringement and invalidity for the Trokendi XR® Orange Book patents. On June 28, 2021, the Company filed its reply, denying the substantive allegations of Ajanta’s Counterclaims. Following the initial Rule 16 Scheduling Conference, the Court issued a case schedule. On December 17, 2021, the Court issued an order consolidating this lawsuit with the lawsuit against Torrent, discussed in Section III, below. The consolidation order extended the 30‑month stay preventing the FDA from approving Ajanta’s ANDA to December 16, 2023. The Company entered into a settlement agreement with Ajanta, and on April 4, 2023, a stipulation of dismissal without prejudice was entered by the U.S. District Court for the District of New Jersey. The agreement has been submitted to the applicable governmental agencies.
III. Supernus Pharmaceuticals, Inc. v. Torrent Pharmaceuticals Ltd., et al., C.A. No. 21-cv-14268 (GC)(DEA) (D.N.J.)
The Company received a Paragraph IV Notice Letter from generic drug maker Torrent Pharmaceuticals Ltd. dated June 15, 2021, directed to ten of its Trokendi XR® Orange Book patents. Supernus’s U.S. Patent Nos. 8,298,576; 8,298,580; 8,663,683; 8,877,248; 8,889,191; 8,992,989; 9,549,940; 9,555,004; 9,622,983; and 10,314,790 generally cover once-a-day topiramate formulations and methods of treating or preventing seizures and migraines using those formulations. The FDA Orange Book currently lists United States Patent No. 8,298,576 as expiring on April 4, 2028, and United States Patent Nos. 8,298,580; 8,663,683; 8,877,248; 8,889,191; 8,992,989; 9,549,940; 9,555,004; 9,622,983; and 10,314,790 as expiring on November 16, 2027. On July 28, 2021, the Company filed a lawsuit against Torrent Pharmaceuticals Ltd. and Torrent Pharma Inc. (collectively, “Torrent”) alleging infringement of the Company’s Trokendi XR® Orange Book patents. The Complaint—filed in the U.S. District Court for the District of New Jersey—alleges, inter alia, that Torrent infringed the Company’s Trokendi XR® patents by submitting to the FDA an Abbreviated New Drug Application (“ANDA”) seeking to market a generic version of Trokendi XR® prior to the expiration of the Company’s patents. Filing its July 28, 2021, Complaint within 45 days of receiving Torrent’s Paragraph IV certification notice entitles Supernus to an automatic stay preventing the FDA from approving Torrent’s ANDA for 30 months from the date of the Company’s receipt of the Paragraph IV Notice Letter. On September 29, 2021, Torrent answered the Complaint and denied the substantive allegations of the Complaint, asserting affirmative defenses that include non-infringement and invalidity. Torrent also asserted Counterclaims seeking declaratory judgments of non‑infringement for the Trokendi XR® Orange Book patents. On November 3, 2021, the Company filed its reply, denying the substantive allegations of Torrent’s Counterclaims. Following the initial Rule 16 Scheduling Conference, the Court issued a case schedule. On December 17, 2021, the Court issued an order consolidating this lawsuit with the lawsuit against Ajanta, discussed in Section II, above. The Court held a bench trial between July 31, 2023, and August 3, 2023. Closing arguments for the trial were held on October 4, 2023. On December 12, 2023, the Court issued an Order enjoining Torrent from launching its generic drug product through January 31, 2024, or until the Court’s trial decision issues, whichever is sooner. On January 30, 2024, the Court issued a Trial Opinion and Order, deciding in Supernus’s favor that the patent claims that Supernus asserted at trial against Torrent are both valid and infringed. The District Court entered a Final Judgment in Supernus’s favor on February 22, 2024.
On March 4, 2024, Torrent filed a Notice of Appeal of the Final Judgment with the U.S. Court of Appeals for the Federal Circuit. The Federal Circuit docketed the appeal as Supernus Pharmaceuticals, Inc. v. Ajanta Pharma Limited because the lawsuit against Torrent was consolidated with the lawsuit against Ajanta (see Section II above). Torrent’s opening brief for the appeal is due by May 28, 2024.
IV. Supernus Pharmaceuticals, Inc. v. Ascent Pharmaceuticals Inc., et al., C.A. No. 23-cv-4015 (GC)(DEA) (D.N.J.)
The Company received a Paragraph IV Notice Letter from generic drug maker Ascent Pharmaceuticals Inc. dated June 15, 2023, directed to ten of its Trokendi XR® Orange Book patents. Supernus’s U.S. Patent Nos. 8,298,576; 8,298,580; 8,663,683; 8,877,248; 8,889,191; 8,992,989; 9,549,940; 9,555,004; 9,622,983; and 10,314,790 generally cover once-a-day topiramate formulations and methods of treating or preventing seizures and migraines using those formulations. The FDA Orange Book currently lists United States Patent No. 8,298,576 as expiring on April 4, 2028, and United States Patent Nos. 8,298,580; 8,663,683; 8,877,248; 8,889,191; 8,992,989; 9,549,940; 9,555,004; 9,622,983; and 10,314,790 as expiring on November 16, 2027. On July 26, 2023, the Company filed a lawsuit against Ascent Pharmaceuticals Inc., Camber Pharmaceuticals, Inc., and Hetero Labs Ltd. (collectively, “Ascent”) alleging infringement of the Company’s Trokendi XR® Orange Book patents. The Complaint—filed in the U.S. District Court for the District of New Jersey—alleges, inter alia, that Ascent infringed the Company’s Trokendi XR® patents by submitting to the FDA an Abbreviated New Drug Application (“ANDA”) seeking to market a generic version of Trokendi XR® prior to the expiration of the Company’s patents. Filing its July 26, 2023, Complaint within 45 days of receiving Ascent’s Paragraph IV certification notice entitles Supernus to an automatic stay preventing the FDA from approving Ascent’s ANDA for 30 months from the date of the Company’s receipt of the Paragraph IV Notice Letter. On September 28, 2023, the Court entered a stipulation of dismissal without prejudice as to only defendants Camber and Hetero, which included stipulations that, among other things: (i) Ascent Pharma will not contest personal jurisdiction or venue in this District for this Action; (ii) Camber and Hetero will be bound by any injunction in this Action to the extent it concerns the Ascent ANDA; and (iii) Ascent Pharma will collect and produce any relevant discovery that is in the possession, custody, or control of Camber and Hetero. On October 11, 2023, Ascent Pharma answered the Complaint and denied the substantive allegations of the Complaint, asserting affirmative defenses that include non-infringement and invalidity. On November 21, 2023, the Court issued a scheduling order that provides for a Pretrial Conference in July 2025 and a bench trial in July/August 2025. The Company entered into a settlement agreement with Ascent Pharmaceuticals Inc., and on May 2, 2024, a stipulation of dismissal without prejudice was entered by the U.S. District Court for the District of New Jersey. The agreement will be submitted to the applicable governmental agencies.
APOKYN®
V. Sage Chemical, Inc., et al. v. Supernus Pharmaceuticals, Inc., et al., C.A. No. 22-cv-1302 (CJB) (D. Del.)
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
Adamas's patents in question were licensed exclusively to Forest. The complaint includes a claim for damages of “potentially more than $2.5 billion dollars,” treble damages and statutory penalties. To date the federal and state governments have declined to intervene in this action. This case is currently stayed pending Adamas's and Allergan's interlocutory appeal of the District Court's December 11, 2020 order denying Adamas's and Allergan's motions to dismiss the complaint. The appeal was heard by the United States Court of Appeals for the Ninth Circuit (Case No. 21-80005). Argument was held on January 10, 2022. On August 25, 2022, the Ninth Circuit sided with the defendants by reversing the District Court’s public disclosure bar rulings and remanding the case back to the District Court to decide certain issues in the first instance. On October 11, 2022, the plaintiff filed a petition for rehearing with the Ninth Circuit, which was denied. On December 23, 2022, defendants filed renewed motions to dismiss directed to the remaining unresolved issue. On March 20, 2023, the District Court entered an order and final judgment dismissing with prejudice the FCA claim while declining to exercise supplemental jurisdiction over the state false claims act claims which were dismissed without prejudice. On April 19, 2023, the plaintiff appealed the District Court's dismissal of the Federal False Claims Act claim. On February 20, 2024, the plaintiff filed a motion for an indicative ruling and to set aside the judgment in the District Court, based on the same arguments raised in his appeal. That motion was fully briefed and the District Court determined that the motion for an indicative ruling was suitable for determination without a hearing. On May 7, 2024, the District Court denied the plaintiff’s motion for an indicative ruling. The plaintiff’s appeal remains pending in the United States Court of Appeals for the Ninth Circuit.
On December 10, 2019, a putative class action lawsuit alleging violations of the federal securities laws was filed by Ali Zaidi against Adamas and certain of Adamas's former directors and officers in federal court in the Northern District of California (Case No. 4:19-cv-08051). This lawsuit alleges violations of the Securities Exchange Act of 1934 by Adamas and certain of Adamas's former directors and officers. On October 8, 2021, the presiding judge dismissed the litigation, and granted Plaintiffs leave to amend their complaint. On November 5, 2021, Plaintiffs filed their second amended class action complaint. On December 10, 2021, Adamas filed a motion to dismiss the Second Amended Complaint. Plaintiffs opposed the motion to dismiss. On January 13, 2023, the Court granted in part and denied in part Defendants’ Motion to Dismiss. All claims against Adamas have been dismissed with prejudice, but claims against one of the individual defendants, who may have certain rights to indemnification, remain. On February 27, 2023, plaintiffs advised the Court that plaintiffs would proceed only on the remaining claim against one of the individual defendants. The individual defendant filed an answer denying the claim on April 28, 2023. On September 21, 2023, the parties reached an agreement in principle to settle the Zaidi litigation, subject to court approval. On October 31, 2023, the Court granted the parties' stipulation staying all proceedings and vacating all existing deadlines. On April 2, 2024, the Court preliminary approved the settlement of the case, including a $4.7 million payment from insurers, subject to further consideration at a settlement hearing to be held on August 30, 2024.
Adamas believes it has strong factual and legal defenses to all actions and intends to defend itself vigorously.
Item 1A. Risk Factors
Any investment in our business involves a high degree of risk. Before making an investment decision, you should carefully consider the information we include in this Quarterly Report on Form 10-Q, including our condensed consolidated financial statements and related notes; the additional information in the other reports we file with the Securities and Exchange Commission; and the risks described in our Annual Report on Form 10-K for the year ended December 31, 2023 and quarterly report on Form 10-Q for the period ended March 31, 2024. These risks may result in material harm to our business and our financial condition and results of operations. If a material, adverse event was to occur, the market price of our common stock may decline, and you could lose part or all of your investment.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
(a)    Sales of Unregistered Securities.

During the three months ended March 31, 2024, all of the Company's grants of equity awards occurred pursuant to its 2021 Equity Incentive Plan (the "2021 Plan"). Securities issued under the 2021 Plan are registered on the Company's Form S-8 filed on June 25, 2021.
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

101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, formatted in Inline XBRL: (i) Cover Page, (ii) Condensed Consolidated Statements of Earnings, (iii) Condensed Consolidated Statements of Comprehensive Earnings, (iv) Condensed Consolidated Balance Sheets, (v) Condensed Consolidated Statements of Changes in Stockholders' Equity, (vi) Condensed Consolidated Statements of Cash Flows, and (vii) the Notes to Condensed Consolidated Financial Statements, tagged in summary and detail.

104	The cover page of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, formatted in Inline XBRL (included with the Exhibit 101 attachments).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUPERNUS PHARMACEUTICALS, INC.

DATED: May 8, 2024	By:	/s/ Jack A. Khattar
Jack A. Khattar President and Chief Executive Officer

DATED: May 8, 2024	By:	/s/ Timothy C. Dec
Timothy C. Dec Senior Vice-President and Chief Financial Officer