Form 10-Q
period 2024-06-30
SUPERNUS PHARMACEUTICALS, INC.
filed 2024-08-06
CIK 1356576

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☒ No
Securities registered pursuant to Section 12(b) of the Exchange Act

Title of each class	Outstanding at July 30, 2024	Trading Symbol	Name of each exchange on which registered
Common Stock, $0.001 par value per share	55,105,387	SUPN	The Nasdaq Global Market

SUPERNUS PHARMACEUTICALS, INC.
FORM 10-Q — QUARTERLY REPORT
FOR THE QUARTERLY PERIOD ENDED June 30, 2024

PART I — FINANCIAL INFORMATION

Supernus Pharmaceuticals, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share data)

	June 30,	December 31,
	2024	2023
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$52,089	$75,054
Marketable securities	295,098	179,820
Accounts receivable, net	152,494	144,155
Inventories, net	68,155	77,408
Prepaid expenses and other current assets	23,166	16,676
Total current assets	591,002	493,113
Long-term marketable securities	—	16,617
Property and equipment, net	12,274	13,530
Intangible assets, net	559,644	599,889
Goodwill	117,019	117,019
Other assets	35,890	37,505
Total assets	$1,315,829	$1,277,673

Liabilities and stockholders’ equity
Current liabilities
Accounts payable and accrued liabilities	$82,611	$79,569
Accrued product returns and rebates	175,119	154,274
Contingent consideration, current portion	47,303	52,070
Other current liabilities	3,623	4,283
Total current liabilities	308,656	290,196
Contingent consideration, long-term	697	1,380
Operating lease liabilities, long-term	30,294	33,196
Deferred income tax liabilities, net	11,440	24,963
Other liabilities	7,288	6,422
Total liabilities	358,375	356,157

Commitments and contingencies (Note 15)

Stockholders’ equity
Common stock, $0.001 par value; 130,000,000 shares authorized; 55,046,049 and 54,723,356 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	55	55
Additional paid-in capital	455,170	439,493
Accumulated other comprehensive loss, net of tax	(372)	(593)
Retained earnings	502,601	482,561
Total stockholders’ equity	957,454	921,516

Total liabilities and stockholders’ equity	$1,315,829	$1,277,673

See accompanying notes.

Supernus Pharmaceuticals, Inc.
Condensed Consolidated Statements of Earnings (Loss)
(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(unaudited)		(unaudited)
Revenues
Net product sales	$162,538	$128,336	$300,999	$268,911
Royalty, licensing and other revenues	5,787	7,227	10,970	20,416
Total revenues	168,325	135,563	311,969	289,327

Costs and expenses
Cost of goods sold(a)	17,916	21,091	34,225	44,551
Research and development	26,183	24,379	51,113	45,591
Selling, general and administrative	85,904	86,782	172,420	172,379
Amortization of intangible assets	20,108	20,108	40,245	40,074
Contingent consideration expense (gain)	(4,355)	790	(5,450)	(857)
Total costs and expenses	145,756	153,150	292,553	301,738

Operating earnings (loss)	22,569	(17,587)	19,416	(12,411)

Other income (expense)
Interest and other income, net	3,733	1,370	7,129	6,716
Interest expense	—	(910)	—	(2,415)
Total other income (expense)	3,733	460	7,129	4,301

Earnings (loss) before income taxes	26,302	(17,127)	26,545	(8,110)

Income tax expense (benefit)	6,386	(16,296)	6,505	(24,227)
Net earnings (loss)	$19,916	$(831)	$20,040	$16,117

Earnings (loss) per share
Basic	$0.36	$(0.02)	$0.37	$0.30
Diluted	$0.36	$(0.02)	$0.36	$0.29

Weighted average shares outstanding
Basic	54,978,781	54,502,993	54,890,265	54,442,463
Diluted	55,724,283	54,502,993	55,675,474	59,035,154
_____________________________
(a) Excludes amortization of acquired intangible assets

See accompanying notes.

Supernus Pharmaceuticals, Inc.
Condensed Consolidated Statements of Comprehensive Earnings (Loss)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(unaudited)		(unaudited)
Net earnings (loss)	$19,916	$(831)	$20,040	$16,117
Other comprehensive gain
Unrealized gain on marketable securities, net of tax	162	554	221	1,435
Other comprehensive gain	162	554	221	1,435
Comprehensive earnings (loss)	$20,078	$(277)	$20,261	$17,552

See accompanying notes.

Supernus Pharmaceuticals, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
Six Months Ended June 30, 2024 and 2023
(unaudited, in thousands, except share data)

j	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Earnings (Loss)	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2023	54,723,356	$55	$439,493	$(593)	$482,561	$921,516
Share-based compensation expense related to employee stock purchase plan and share-based awards	—	—	5,897	—	—	5,897
Issuance of common stock related to employee stock purchase plan and share-based awards, net of taxes withheld	241,960	—	1,570	—	—	1,570
Net earnings	—	—	—	—	124	124
Unrealized gain on marketable securities, net of tax	—	—	—	59	—	59
Balance, March 31, 2024	54,965,316	55	446,960	(534)	482,685	929,166
Share-based compensation expense related to employee stock purchase plan and share-based awards	—	—	6,552	—	—	6,552
Issuance of common stock related to employee stock purchase plan and share-based awards, net of taxes withheld	80,733	—	1,658	—	—	1,658
Net earnings	—	—	—	—	19,916	19,916
Unrealized gain on marketable securities, net of tax	—	—	—	162	—	162
Balance, June 30, 2024	55,046,049	$55	$455,170	$(372)	$502,601	$957,454

See accompanying notes.

Supernus Pharmaceuticals, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
Six Months Ended June 30, 2024 and 2023
(unaudited, in thousands, except share data)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Earnings (Loss)	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2022	54,253,796	$54	$408,115	$(3,210)	$481,245	$886,204
Share-based compensation expense related to employee stock purchase plan and share-based awards	—	—	6,306	—	—	6,306
Issuance of common stock related to employee stock purchase plan and share-based awards, net of taxes withheld	216,826	—	1,811	—	—	1,811
Net earnings	—	—	—	—	16,948	16,948
Unrealized gain on marketable securities, net of tax	—	—	—	881	—	881
Balance, March 31, 2023	54,470,622	54	416,232	(2,329)	498,193	912,150
Share-based compensation expense related to employee stock purchase plan and share-based awards	—	—	6,088	—	—	6,088
Issuance of common stock related to employee stock purchase plan and share-based awards, net of taxes withheld	122,279	1	1,946	—	—	1,947
Net loss	—	—	—	—	(831)	(831)
Unrealized gain on marketable securities, net of tax	—	—	—	554	—	554
Balance, June 30, 2023	54,592,901	$55	$424,266	$(1,775)	$497,362	$919,908

See accompanying notes.

Supernus Pharmaceuticals, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)

	Six Months Ended June 30,
	2024	2023
	(unaudited)
Cash flows from operating activities
Net earnings	$20,040	$16,117
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	41,467	41,326
Amortization of deferred financing costs and debt discount	—	532
Amortization of premium/discount on marketable securities	1,531	(917)
Change in fair value of contingent consideration	(5,450)	(857)
Other noncash adjustments, net	6,623	8,427
Share-based compensation expense	12,449	12,394
Deferred income tax benefit	(13,597)	(5,989)
Changes in operating assets and liabilities:
Accounts receivable	(8,339)	26,364
Inventories	8,015	(5,830)
Prepaid expenses and other assets	(6,789)	(28,544)
Accrued product returns and rebates	20,845	(2,839)
Accounts payable and other liabilities	(2,770)	(29,932)
Net cash provided by operating activities	74,025	30,252

Cash flows from investing activities
Purchases of marketable securities	(317,680)	—
Maturities of marketable securities	217,774	300,513
Purchases of property and equipment	(312)	(437)
Net cash provided by (used in) investing activities	(100,218)	300,076

Cash flows from financing activities
Proceeds from Credit Line	—	93,000
Payments on Credit Line	—	(93,000)
Payment on convertible notes	—	(402,500)
Proceeds from issuance of common stock	4,569	4,778
Employee taxes paid related to net share settlement of equity awards	(1,341)	(1,020)
Net cash provided by (used in) financing activities	3,228	(398,742)

Net change in cash and cash equivalents	(22,965)	(68,414)
Cash and cash equivalents at beginning of year	75,054	93,120
Cash and cash equivalents at end of period	$52,089	$24,706

Supplemental cash flow information
Cash paid for interest on debt	$—	$1,946
Cash paid for income taxes	20,762	20,434
Cash paid for operating leases	8,138	8,709

Noncash operating activities
Lease assets obtained for new operating leases	$3,525	$3,938

See accompanying notes.

Supernus Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
1.    Business Organization
Supernus Pharmaceuticals, Inc. (the Company, see Note 2, Consolidation) is a biopharmaceutical company focused on developing and commercializing products for the treatment of central nervous system (CNS) diseases. The Company's diverse neuroscience portfolio includes approved treatments for epilepsy, migraine, attention-deficit hyperactivity disorder (ADHD), hypomobility in Parkinson’s Disease (PD), cervical dystonia, chronic sialorrhea, and dyskinesia in PD patients receiving levodopa-based therapy. The Company is developing a broad range of novel CNS product candidates including new potential treatments for hypomobility in PD, epilepsy, depression, and other CNS disorders.
The Company has seven commercial products that it markets: Qelbree®, GOCOVRI®, Oxtellar XR®, Trokendi XR®, APOKYN®, XADAGO®, and MYOBLOC®. In addition, SPN-830 (apomorphine infusion device) is a late-stage drug/device combination product candidate for the continuous treatment of motor fluctuations ("OFF" episodes) in PD patients that are not adequately controlled with oral levodopa and one or more adjunct PD medications.
In December 2023, the Company submitted to the U.S. Food and Drug Administration (FDA) a notification of discontinuance to withdraw Osmolex ER from distribution. Distribution of Osmolex ER ceased on April 1, 2024.
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
The Company incurred approximately $23.5 million and $47.9 million in advertising expense for the three and six months ended June 30, 2024, respectively, and approximately $25.9 million and $51.8 million for the three and six months ended June 30, 2023. These expenses are recorded as a component of Selling, general and administrative expenses in the unaudited condensed consolidated statements of earnings (loss).
Recently Issued Accounting Pronouncements and Disclosure Rules
New Accounting Pronouncements Not Yet Adopted
Accounting Standards Update (ASU) 2023-07, Improvements to Reportable Segment Disclosures (Topic 280) - The new standard, issued in November 2023, improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses that are regularly provided to the chief operating decision maker. ASU 2023-07 also clarifies that entities with a single reportable segment are subject to both new and existing reporting requirements under Topic 280. The standard is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, on a retrospective basis, with early adoption permitted. The Company plans to adopt the guidance for the fiscal year ending December 31, 2024. The Company expects ASU 2023-07 to require additional disclosures in the notes to its consolidated financial statements. The Company is currently evaluating the effects the adoption of this guidance will have on the consolidated financial statements.
ASU 2023-09, Improvements to Income Tax Disclosures (Topic 740) - The new standard, issued in December 2023, requires entities to disclose additional information with respect to the effective tax rate reconciliation and to disclose the disaggregation by jurisdiction of income tax expense and income taxes paid. The standard is effective with annual periods beginning after December 15, 2024, with early adoption permitted. The standard is to be applied on a prospective basis, although optional retrospective application is permitted. The Company plans to adopt the guidance for the fiscal year ending December 31, 2025. The Company expects ASU 2023-09 to require additional disclosures in the notes to its consolidated financial statements. The Company is currently evaluating the effects the adoption of this guidance will have on the consolidated financial statements.
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

3. Disaggregated Revenues

The following table summarizes the disaggregation of revenues by product (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(unaudited)		(unaudited)
Net product sales
Qelbree	$59,395	$30,977	$104,499	$56,759
GOCOVRI	31,703	28,751	58,265	54,761
Oxtellar XR	29,516	23,800	56,459	52,715
APOKYN	17,295	17,605	33,944	34,814
Trokendi XR	17,086	19,319	33,075	54,109
Other(1)	7,543	7,884	14,757	15,753
Total net product sales	162,538	128,336	300,999	268,911
Royalty, licensing and other revenues	5,787	7,227	10,970	20,416
Total revenues	$168,325	$135,563	$311,969	$289,327
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
4. Investments
Marketable Securities
Unrestricted available-for-sale marketable securities held by the Company are as follows (dollars in thousands):

	June 30, 2024	December 31, 2023
	(unaudited)
Corporate, U.S. government agency and municipal debt securities
Amortized cost	$295,528	$197,153
Gross unrealized gains	1	5
Gross unrealized losses	(431)	(721)
Total fair value	$295,098	$196,437
The contractual maturities of the unrestricted available-for-sale marketable securities held by the Company are as follows (dollars in thousands):

June 30, 2024
(unaudited)
Less than 1 year	$295,098
As of June 30, 2024, there was no impairment due to credit loss on any available-for-sale marketable securities.
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

		Fair Value Measurements as of June 30, 2024 (unaudited)
	Total Fair Value as of June 30, 2024	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents
Cash	$27,111	$27,111	$—	$—
Money market funds	24,978	24,978	—	—
Marketable securities
Corporate, U.S. government agency and municipal debt securities	295,098	—	295,098	—
Other noncurrent assets
Marketable securities - restricted (SERP)	596	17	579	—
Total assets at fair value	$347,783	$52,106	$295,677	$—
Liabilities:
Contingent consideration	$48,000	$—	$—	$48,000
Total liabilities at fair value	$48,000	$—	$—	$48,000

		Fair Value Measurements as of December 31, 2023
	Total Fair Value as of December 31, 2023	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents
Cash	$35,957	$35,957	$—	$—
Money market funds	39,097	39,097	—	—
Marketable securities
Corporate, U.S. government agency and municipal debt securities	179,820	—	179,820	—
Long-term marketable securities
Corporate and municipal debt securities	16,617	—	16,617	—
Other noncurrent assets
Marketable securities - restricted (SERP)	568	16	552	—
Total assets at fair value	$272,059	$75,070	$196,989	$—
Liabilities:
Contingent consideration	$53,450	$—	$—	$53,450
Total liabilities at fair value	$53,450	$—	$—	$53,450
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

6. Contingent Consideration
The following table provides the current and long-term portions related to the contingent consideration for the USWM Acquisition and Adamas Acquisition (as defined below) (dollars in thousands):

	June 30, 2024	December 31, 2023
Reported under the following captions in the condensed consolidated balance sheets:	(unaudited)
Contingent consideration, current portion	$47,303	$52,070
Contingent consideration, long-term	697	1,380
Total	$48,000	$53,450
The Company's contingent consideration liabilities are related to the USWM Acquisition in 2020 and the Adamas Acquisition in 2021. The contingent consideration liabilities are measured at fair value using either a Monte Carlo simulation or the income approach. The Company classifies its contingent consideration liabilities as Level 3 fair value measurements based on the significant unobservable inputs used to estimate fair value. These reflect the inputs and assumptions the Company believes would be made by market participants. Changes in any of those inputs together or in isolation may result in significantly lower or higher fair value measurement. The change in fair value is reported on the condensed consolidated statement of earnings (loss) in Contingent consideration expense (gain).
USWM Contingent Consideration
On June 9, 2020 (the USWM Closing Date), the Company completed its acquisition of all the outstanding equity of USWM Enterprises, LLC (USWM Enterprises) (USWM Acquisition). The USWM Acquisition included potential additional contingent consideration payments for regulatory and development milestones and sales-based milestones. As of June 30, 2024, the remaining potential contingent consideration payments are up to $55 million in regulatory and development milestones comprised of (1) $25 million related to the FDA's approval of the SPN-830 New Drug Application (NDA) and (2) $30 million related to the subsequent commercial product launch.
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

	USWM Acquisition	Adamas Acquisition	Total
Balance at December 31, 2023	$46,400	$7,050	$53,450
Change in fair value recognized in earnings	(1,170)	(4,280)	(5,450)
Balance at June 30, 2024 (unaudited)	$45,230	$2,770	$48,000

	USWM Acquisition	Adamas Acquisition	Total
Balance at December 31, 2022	$46,270	$8,697	$54,967
Change in fair value recognized in earnings	(1,050)	193	(857)
Balance at June 30, 2023 (unaudited)	$45,220	$8,890	$54,110
The Company recorded the following changes in fair value of the contingent consideration liability for the USWM milestones:
•The Company recorded a $1.9 million gain and a $1.2 million gain due to the change in fair value of contingent consideration liabilities for the USWM milestones for the three and six months ended June 30, 2024, respectively. The change in fair value of contingent consideration for the USWM milestones was primarily due to the change in timing of milestone achievement and estimated discount rate in the second quarter of 2024 and passage of time in both periods.
•The Company recorded a $0.7 million expense and a $1.1 million gain due to the change in the fair value of the contingent consideration liabilities for the USWM milestones for the three and six months ended June 30, 2023, respectively. The change in the fair value of contingent consideration for the USWM milestones was primarily driven by the change in estimated fair value of regulatory and developmental milestones due to passage of time in both periods, as well as the change in timing of milestone achievement and estimated discount rate in the first quarter of 2023.
The Company recorded the following changes in fair value of the contingent consideration liabilities for the Adamas CVRs:
•The Company recorded a $2.5 million gain and a $4.3 million gain due to the change in fair value of the contingent consideration liabilities for the Adamas CVRs for the three and six months ended June 30, 2024, respectively. The change in fair value of contingent consideration was primarily due to passage of time.
•The Company recorded a $0.1 million expense and a $0.2 million expense due to the change in fair value of the contingent consideration liabilities for the Adamas CVRs for the three and six months ended June 30, 2023, respectively. The change in fair value of contingent consideration for the Adamas milestones was primarily due to passage of time and changes in the estimated discount rate.

7.    Intangibles Assets, Net
The following table sets forth the gross carrying amounts and related accumulated amortization of intangibles assets (dollars in thousands):

		June 30, 2024			December 31, 2023
		(unaudited)
	Remaining Weighted Average Life (Years)	Carrying Amount, Gross	Accumulated Amortization	Carrying Amount, Net	Carrying Amount, Gross	Accumulated Amortization	Carrying Amount, Net
Acquired in-process research and development		$124,000	$—	$124,000	$124,000	$—	$124,000
Intangible assets subject to amortization:
Acquired developed technology and product rights	6.38	661,311	(226,911)	434,400	661,311	(190,395)	470,916
Capitalized patent defense costs	0.17	43,820	(42,576)	1,244	43,820	(38,847)	4,973
Total intangible assets	6.36	$829,131	$(269,487)	$559,644	$829,131	$(229,242)	$599,889
Amortization expense for intangible assets was $20.1 million and $40.2 million for the three and six months ended June 30, 2024, and $20.1 million and $40.1 million for the three and six months ended June 30, 2023, respectively.
U.S. patents covering Trokendi XR and Oxtellar XR will expire no earlier than 2027. The Company entered into settlement agreements that allowed third parties to enter the Trokendi XR market on January 1, 2023. The Company entered into settlement and license agreements that allows a third party to enter the Oxtellar XR market in September 2024, or sooner under certain conditions.
The Company entered into settlement and license agreements that allows third parties to enter the XADAGO market in December 2027, or sooner under certain conditions.
8.    Debt
Uncommitted Demand Secured Line of Credit
On February 8, 2023, the Company entered into a credit line agreement with UBS (the Credit Line). The Credit Line provides for a revolving line of credit of up to $150 million, which can be drawn at any time. Any fixed rate borrowing will bear interest at a fixed interest rate, equal to the sum of (i) the UBS Fixed Funding Rate (as defined in the Credit Line) plus (ii) the applicable Percentage Spread established in the Credit Line. Any variable rate borrowing will bear interest at a variable interest rate, equal to the sum of (i) the UBS Variable Rate (as defined in the Credit Line) plus (ii) the applicable Percentage Spread established in the Credit Line.
The Credit Line is secured by a first priority lien and security interest in certain of the Company’s assets, including each account of the Company at UBS Financial Services Inc. (the Collateral Account), and other such collateral (collectively, the Collateral), as further defined in the Credit Line. The Company may be required to post additional collateral if the value of the Collateral declines below the required collateral maintenance requirements.
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
On March 30, 2023, the Company borrowed $93.0 million under the Credit Line, which bore a variable interest rate. The funds from this borrowing were used to repay outstanding indebtedness under the 0.625% Convertible Senior Notes Due 2023 (2023 Notes). In the second quarter of 2023, the Company repaid the total principal balance of $93.0 million under the Credit

Line and the interest incurred on the Credit Line of $0.7 million. As of June 30, 2024, there was no outstanding debt under the Credit Line.
9.    Share-Based Payments
Equity Incentive Plan
On June 14, 2024, the Company's shareholders approved and the Company has adopted the Amended and Restated 2021 Equity Incentive Plan (the Amended 2021 Plan) to increase the number of shares of the Company's common stock available for issuance under the 2021 Plan by 4,000,000.
Share-based compensation expense is as follows (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(unaudited)		(unaudited)
Research and development	$1,231	$1,246	$2,596	$2,204
Selling, general and administrative	5,321	4,842	9,853	10,190
Total	$6,552	$6,088	$12,449	$12,394
Stock Option and Stock Appreciation Rights
The following table summarizes stock option and stock appreciation rights (SAR) activities:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)
Outstanding, December 31, 2023	6,583,822	$29.20	5.90
Granted	1,149,012	$28.02
Exercised	(176,255)	$19.01
Forfeited	(146,322)	$29.34
Outstanding, June 30, 2024 (unaudited)	7,410,257	$29.25	5.99

As of June 30, 2024 (unaudited):
Vested and expected to vest	7,410,257	$29.25	5.99
Exercisable	4,725,409	$27.87	4.42

As of December 31, 2023:
Vested and expected to vest	6,583,822	$29.20	5.90
Exercisable	4,110,537	$26.58	4.43
Restricted Stock Units
The following table summarizes restricted stock unit (RSU) activities:

	Number of RSUs	Weighted Average Grant Date Fair Value per Share
Nonvested, December 31, 2023	300,141	$36.90
Granted	198,414	$28.06
Vested	(100,891)	$36.51
Forfeited	(14,312)	$34.64
Nonvested, June 30, 2024 (unaudited)	383,352	$32.51

Performance Share Units
The following table summarizes performance share unit (PSU) activities:

	Performance-Based Units		Market-Based Units		Total PSUs
	Number of PSUs	Weighted Average Grant Date Fair Value per Share	Number of PSUs	Weighted Average Grant Date Fair Value per Share	Number of PSUs	Weighted Average Grant Date Fair Value per Share
Nonvested, December 31, 2023	251,630	$32.22	20,000	$28.63	271,630	$31.96
Granted	252,700	$26.91	—	$—	252,700	$26.91
Vested	(39,080)	$33.47	—	$—	(39,080)	$33.47
Forfeited	(58,050)	$29.37	—	$—	(58,050)	$29.37
Nonvested, June 30, 2024 (unaudited)	407,200	$29.21	20,000	$28.63	427,200	$29.19
10.    Earnings (Loss) per Share

The following table sets forth the computation of basic and diluted earnings (loss) per share for the three and six months ended June 30, 2024 and 2023 (dollars in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(unaudited)		(unaudited)
Numerator:
Net earnings (loss)	$19,916	$(831)	$20,040	$16,117
After-tax interest expense for 2023 Notes	—	—	—	892
Numerator for dilutive earnings (loss) per share	$19,916	$(831)	$20,040	$17,009
Denominator:
Weighted average shares outstanding, basic	54,978,781	54,502,993	54,890,265	54,442,463
Effect of dilutive securities:
Stock options, RSUs and SARs	745,502	—	785,209	1,181,983
Convertible notes	—	—	—	3,410,708
Weighted average shares outstanding, diluted	55,724,283	54,502,993	55,675,474	59,035,154

Earnings (loss) per share, basic	$0.36	$(0.02)	$0.37	$0.30
Earnings (loss) per share, diluted	$0.36	$(0.02)	$0.36	$0.29
The following table sets forth the common stock equivalents of outstanding stock-based awards and shares associated with the conversion of the 2023 Notes excluded in the calculation of diluted earnings (loss) per share, because their inclusion would be anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(unaudited)		(unaudited)
2023 Notes	—	74,549	—	—
Stock options, RSUs, PSUs	971,683	537,762	799,798	482,447

11.    Income Tax Expense (Benefit)
The following table provides information regarding the Company’s income tax expense (benefit) for the three and six months ended June 30, 2024 and 2023 (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(unaudited)		(unaudited)
Income tax expense (benefit)	$6,386	$(16,296)	$6,505	$(24,227)
Effective tax rate	24.3%	95.1%	24.5%	298.7%

Income tax expense was $6.4 million and $6.5 million for the three and six months ended June 30, 2024, as compared to an income tax benefit of $16.3 million and $24.2 million for the three and six months ended June 30, 2023. The change in both periods was primarily due to increased pre-tax income for the three and six months ended June 30, 2024 as compared to the same period in 2023. The effective tax rate for the three and six months ended June 30, 2024 was lower compared to the same period in 2023 primarily due to an increase in pre-tax income forecasted for the full year 2024 and the near break-even pre-tax losses forecast in 2023. The annual forecasted earnings represent the Company's best estimate as of June 30, 2024 and 2023, are subject to change and could have a material impact on the effective tax rate in subsequent periods. Accounting Standard Codification 740, Income Taxes (ASC 740), requires the Company to estimate the annual effective income tax rate for the full year and apply it to pre-tax income (loss) for each interim period, taking into account year-to-date amounts and projected results for the full year.
12.    Leases
Operating lease assets and lease liabilities as reported on the condensed consolidated balance sheets are as follows (dollars in thousands):

	Balance Sheet Classification	June 30, 2024	December 31, 2023
		(unaudited)
Assets
Operating lease assets	Other assets	$27,766	$28,994
Total lease assets		$27,766	$28,994

Liabilities
Operating lease liabilities, current portion	Accounts payable and accrued liabilities	$9,683	$8,331
Operating lease liabilities, long-term	Operating lease liabilities, long-term	30,294	33,196
Total lease liabilities		$39,977	$41,527

13.    Composition of Other Balance Sheet Items
The following details the composition of other balance sheet items (dollars in thousands for amounts in tables):
Inventories, Net

	June 30, 2024	December 31, 2023
	(unaudited)
Raw materials	$15,899	$16,274
Work in process	23,590	31,212
Finished goods	28,666	29,922
Total	$68,155	$77,408

Property and Equipment, Net

	June 30, 2024	December 31, 2023
	(unaudited)
Lab equipment and furniture	$13,035	$13,069
Leasehold improvements	14,023	14,023
Software	883	883
Computer equipment	960	960
	28,901	28,935
Less accumulated depreciation and amortization	(16,627)	(15,405)
Property and equipment, net	$12,274	$13,530
Depreciation and amortization expense on property and equipment was approximately $0.6 million and $1.2 million for the three and six months ended June 30, 2024, and $0.6 million and $1.3 million for the three and six months ended June 30, 2023, respectively.
Accounts Payable and Accrued Liabilities

	June 30, 2024	December 31, 2023
	(unaudited)
Accounts payable	$4,628	$1,964
Accrued compensation, benefits, & related accruals	17,039	20,722
Accrued sales & marketing	16,444	11,666
Accrued manufacturing expenses	8,745	11,652
Accrued R&D expenses	9,847	10,530
Operating lease liabilities, current portion (1)	9,683	8,331
Accrued royalties (2)	6,861	7,918
Other accrued expenses	9,364	6,786
Total	$82,611	$79,569
_______________________________
(1) Refer to Note 12, Leases.
(2) Refer to Note 15, Commitments and Contingencies.
Accrued Product Returns and Rebates

	June 30, 2024	December 31, 2023
	(unaudited)
Accrued product rebates	$116,582	$96,984
Accrued product returns	58,537	57,290
Total	$175,119	$154,274

14.    Interest Expense
The following details the composition of interest expense (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(unaudited)		(unaudited)
Interest expense	$—	$(665)	$—	$(1,321)
Interest expense on nonrecourse liability related to sale of future royalties	—	(245)	—	(562)
Noncash interest expense on debt	—	—	—	(532)
Total	$—	$(910)	$—	$(2,415)

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
Through the USWM Acquisition, the Company acquired licensing agreements with other pharmaceutical companies for APOKYN, XADAGO, and MYOBLOC. The Company is obligated to pay royalties to third parties, computed as a percentage of net product sales, for each of the products under the respective license agreements. The royalty expense incurred for these acquired products is recognized as Cost of goods sold in the condensed consolidated statements of earnings (loss).
Navitor Development Agreement
In April 2020, the Company entered into a development agreement (Development Agreement) with Navitor Pharmaceuticals, Inc. (Navitor Inc.). The Company can terminate the Development Agreement upon 30 days' notice. Under the terms of the Development Agreement, the Company and Navitor Inc. will jointly conduct a Phase II clinical program for NV-5138 (SPN-820) for treatment-resistant depression. The Company agreed to bear certain Phase I and Phase II development costs incurred by either party, up to a maximum of $50 million, which amount could be increased under the terms of the Development Agreement upon Navitor’s request and the Company’s consent. In 2020, the Company paid a one-time, nonrefundable, and non-creditable fee of $10 million for the option to acquire or license NV-5138 (SPN-820) and made a $15 million equity investment representing approximately 13% ownership in Navitor Inc. There are also certain additional payments which could be incurred by the Company that are contingent upon Navitor Inc. achieving defined milestones. These payments include an additional license or acquisition fee depending on whether the Company ultimately licenses or acquires NV-5138 (SPN-820), and subsequent clinical, regulatory and sales milestone payments. The total payments, exclusive of the royalty payments on net sales of NV-5138 (SPN-820) and development costs paid by the Company under the agreement, have the potential to reach $410 million to $475 million, which includes an aggregate upfront payment of $25 million paid in 2020 for the option to acquire or license NV-5138 (SPN-820) and the equity investment, an additional license or acquisition fee depending on whether the Company ultimately licenses or acquires NV-5138 (SPN-820), and subsequent clinical, regulatory and sales based milestone payments. The Company also will have the first right of refusal for any compound with a similar mechanism of action to NV-5138 (SPN-820) on mTORC1 in the central nervous system.
In addition to entering into the Development Agreement in April 2020, as above mentioned, the Company acquired Series D Preferred Shares of Navitor Inc. (the Navitor Shares), an equity investment representing an approximately 13% ownership position in Navitor Inc. As part of a legal restructuring in March 2021, the Company's Navitor Inc. Shares were exchanged for membership interests in Navitor Pharmaceutics LLC (Navitor LLC), which became the sole shareholder of Navitor Inc. The Company has determined that although Navitor LLC is a VIE, the Company does not consolidate the results of this VIE into its financial results because the Company lacks the power to direct the activities that most significantly impact Navitor’s economic performance.

In the second quarter of 2024, the Company consented to payment of additional Phase II development costs for NV-5138 (SPN-820) as they are incurred, but reserves the right to terminate payment of future development costs at its discretion.
The maximum exposure to losses related to Navitor LLC includes the approximately $50 million for Phase I and Phase II development of NV-5138 (SPN-820) already paid by the Company, plus the cost of other development and formulation activities provided by the Company and additional Phase II development costs the Company agreed to pay pursuant to the Development Agreement.
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
MDD US Operations, LLC (formerly US WorldMeds, LLC) and its subsidiary, Solstice Neurosciences, LLC (US) (collectively, the MDD Subsidiaries) entered into a Corporate Integrity Agreement (CIA) with the Office of Inspector General of the U.S. Department of Health and Human Services which was effective in April 2019. Under the CIA, the MDD Subsidiaries agreed to and paid $17.5 million to resolve U.S. Department of Justice allegations that it violated the False Claims Act and committed to the establishment and ongoing maintenance of an effective compliance program. The fine was paid by the MDD Subsidiaries prior to closing of the USWM Acquisition. As part of the USWM Acquisition, the Company assumed the obligations of the CIA and could become liable for payment of certain stipulated monetary penalties in the event of any CIA violations. In addition, the Company continues to maintain a broad array of processes, policies and procedures necessary to comply with the CIA and submitted its final report during the second quarter of 2024.
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
APOKYN Litigation
On October 3, 2022, Sage Chemical, Inc. and TruPharma, LLC filed a lawsuit in the United States District Court for the District of Delaware (Case No.22-cv-1302) alleging that Supernus Pharmaceuticals, Inc., Britannia Pharmaceuticals Limited, and US WorldMeds Partners, LLC violated state and federal antitrust law in connection with APOKYN. On January 10, 2023, the Company filed motions to dismiss all claims and the lawsuit in its entirety. Between May 9, 2024 and June 4, 2024, the Court ruled on all motions to dismiss, declining to dismiss any claims against the Company, its subsidiaries, or Britannia Pharmaceuticals Limited and dismissing US WorldMeds Partners, LLC, USWM, LLC, and all of the individual defendants (former US WorldMeds executives) out of the case completely. On June 13, 2024, the Court issued a scheduling order that provides for a pretrial conference on September 12, 2025 and a jury trial beginning on September 22, 2025. Pre-trial discovery is ongoing as of the date of this filing. The Company intends to defend itself vigorously. However, the Company can offer no assurances that it will be successful in a litigation.

16.    Subsequent Events
In August 2024, the Company resubmitted its NDA for SPN-830, apomorphine infusion device for the continuous treatment of motor fluctuations ("OFF" episodes) in Parkinson’s disease.

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

Overview
We are a biopharmaceutical company focused on developing and commercializing products for the treatment of central nervous system (CNS) diseases. Our diverse neuroscience portfolio includes approved treatments for epilepsy, migraine, attention-deficit hyperactivity disorder (ADHD), hypomobility in Parkinson’s Disease (PD), cervical dystonia, chronic sialorrhea, and dyskinesia in PD patients receiving levodopa-based therapy. We are developing a broad range of novel CNS product candidates including new potential treatments for hypomobility in PD, epilepsy, depression, and other CNS disorders.
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
Operational Highlights
•Total IQVIA prescriptions for Qelbree were 184,342 in the second quarter 2024, an increase of 26% compared to the prior year period.
•In August 2024, the Company resubmitted to the FDA the NDA for apomorphine infusion device (SPN-830) for the continuous treatment of motor fluctuations ("OFF" episodes) in Parkinson’s disease.

Product Pipeline Update
SPN-820 – Novel first-in-class molecule that increases mTORC1 mediated synaptic function for depression
•Nearly three-quarters of planned patients have been enrolled in the ongoing Phase IIb multi-center randomized double-blind placebo-controlled parallel design study of SPN-820 in adults with treatment-resistant depression. The study is examining efficacy and safety of SPN-820 over a course of five weeks of treatment in approximately 268 patients in up to 50 clinical sites. The primary outcome measure is the change from baseline to end of treatment period on the Montgomery-Asberg Depression Rating Scale (MADRS) Total Score. Topline data from the Phase IIb trial is expected in the first half of 2025.
•Enrollment is ongoing in the Phase II open-label study in patients with major depressive disorder (MDD). The primary objective of the study is to assess efficacy in MDD, as well as onset of efficacy. Topline results from the study are expected by the end of 2024.
SPN-817 – Novel first-in-class highly selective AChE inhibitor for epilepsy
•In May 2024, the Company announced data from the planned interim analysis of its exploratory open-label Phase IIa clinical study of SPN-817 for treatment-resistant seizures. The interim analysis was based on 41 enrolled subjects, of which 19 completed the maintenance period. The Company continues to expect topline results for the full study in the second half of 2024.
•A Phase IIb randomized, double-blind, placebo-controlled study in patients with treatment resistant focal seizures is expected to start by the end of 2024.
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

Results of Operations
Comparison of the Three and Six Months ended June 30, 2024 and 2023
Revenues
Revenues consist primarily of net product sales of our commercial products in the U.S., supplemented by royalty and licensing revenues from our collaborative licensing arrangements. The following table provides information regarding our revenues during the three and six months ended June 30, 2024 (dollars in thousands):

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2024	2023	Amount	Percent	2024	2023	Amount	Percent
Net product sales
Qelbree	$59,395	$30,977	$28,418	92%	$104,499	$56,759	$47,740	84%
GOCOVRI	31,703	28,751	2,952	10%	58,265	54,761	3,504	6%
Oxtellar XR	29,516	23,800	5,716	24%	56,459	52,715	3,744	7%
APOKYN	17,295	17,605	(310)	(2)%	33,944	34,814	(870)	(2)%
Trokendi XR	17,086	19,319	(2,233)	(12)%	33,075	54,109	(21,034)	(39)%
Other(1)	7,543	7,884	(341)	(4)%	14,757	15,753	(996)	(6)%
Total net product sales	162,538	128,336	34,202	27%	300,999	268,911	32,088	12%
Royalty, licensing and other revenues	5,787	7,227	(1,440)	(20)%	10,970	20,416	(9,446)	(46)%
Total revenues	$168,325	$135,563	$32,762	24%	$311,969	$289,327	$22,642	8%
___________________________________________
(1) Includes net product sales of MYOBLOC, XADAGO and Osmolex ER.
Net Product Sales
Net product sales were $162.5 million and $128.3 million for the three months ended June 30, 2024 and 2023, respectively. The increase was primarily due to increases in net product sales from Qelbree, GOCOVRI and Oxtellar XR partially offset by the decline in net product sales of Trokendi XR due to generic erosion.
Net product sales were $301.0 million and $268.9 million for the six months ended June 30, 2024 and 2023, respectively. The increase was primarily due to increases in net product sales from Qelbree, GOCOVRI and Oxtellar XR partially offset by the decline in net product sales of Trokendi XR due to generic erosion.
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
The following table provides a summary of activity with respect to accrued product returns and rebates during the periods indicated (dollars in thousands):

	Accrued Product Returns and Rebates
	Product Returns	Product Rebates	Sales Discounts	Total
Balance at December 31, 2023	$57,290	$96,984	$10,719	$164,993
Provision
Provision for current year sales	10,774	200,930	34,119	245,823
Adjustments relating to prior year sales	(4,055)	(1,923)	(6)	(5,984)
Total provision	6,719	199,007	34,113	239,839
Less: Actual payments/credits	(5,472)	(179,409)	(31,300)	(216,181)
Balance at June 30, 2024	$58,537	$116,582	$13,532	$188,651

	Accrued Product Returns and Rebates
	Product Returns	Product Rebates	Sales Discounts	Total
Balance at December 31, 2022	$45,008	$106,657	$12,995	$164,660
Provision
Provision for current year sales	11,719	209,675	31,888	253,282
Adjustments relating to prior year sales	(51)	1,684	32	1,665
Total provision	11,668	211,359	31,920	254,947
Less: Actual payments/credits	(5,388)	(220,478)	(34,717)	(260,583)
Balance at June 30, 2023	$51,288	$97,538	$10,198	$159,024
Accrued Product Returns and Rebates
The accrued product returns balance increased from $51.3 million as of June 30, 2023 to $58.5 million as of June 30, 2024. This increase was primarily due to higher net product sales and timing of related return activity offset by the $4.1 million adjustment in the estimated provision for product returns related to prior year sales. The majority of this adjustment attributable to Qelbree, reflecting favorable actual returns experience in the second quarter for Qelbree. As a result, the Company changed its estimated provision for product returns based on the most recent experience.
The accrued product rebates balance increased from $97.5 million as of June 30, 2023 to $116.6 million as of June 30, 2024 due to timing of Medicaid billing from states and higher net product sales.
Provision for Product Returns and Rebates
The provision for product returns decreased from $11.7 million for the six months ended June 30, 2023 to $6.7 million for the six months ended June 30, 2024. The decrease was primarily due to the aforementioned $4.1 million adjustment in the estimated provision for product returns related to prior year sales.
The provision for product rebates decreased from $211.4 million for the six months ended June 30, 2023 to $199.0 million for six months ended June 30, 2024. The decrease was primarily attributable to lower Trokendi XR sales partially offset by higher Qelbree sales.
Royalty, Licensing and Other Revenues
Royalty, licensing and other revenues were $5.8 million and $7.2 million for the three months ended June 30, 2024 and 2023, respectively. Royalty, licensing and other revenues were $11.0 million and $20.4 million for the six months ended June 30, 2024 and 2023, respectively. The decrease in both periods was primarily due to lower royalties on generic Trokendi XR due to the increased number of generic entrants.
Cost of Goods Sold
Cost of goods sold was $17.9 million and $21.1 million for the three months ended June 30, 2024 and 2023, respectively. Cost of goods sold was $34.2 million and $44.6 million for the six months ended June 30, 2024 and 2023, respectively. The decrease in both periods was primarily driven by manufacturing efficiencies of Qelbree and decline in net product sales of Trokendi XR due to generic erosion.
Research and Development Expenses
R&D expenses were $26.2 million and $24.4 million for the three months ended June 30, 2024 and 2023, respectively. R&D expenses were $51.1 million and $45.6 million for the six months ended June 30, 2024 and 2023, respectively. The increase in both periods was primarily due to increased clinical program costs on SPN-820 and on the open-label study of Qelbree, and increased manufacturing costs of our product candidates.

Selling, General and Administrative Expenses
The following table provides information regarding our selling, general and administrative (SG&A) expenses during the periods indicated (dollars in thousands):

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2024	2023	Amount	Percent	2024	2023	Amount	Percent
Selling and marketing	$58,804	$59,894	$(1,090)	(2)%	$118,371	$117,124	$1,247	1%
General and administrative	27,100	26,888	212	1%	54,049	55,255	(1,206)	(2)%
Total	$85,904	$86,782	$(878)	(1)%	$172,420	$172,379	$41	—%
Amortization of Intangible Assets
Amortization of intangible assets was $20.1 million and $20.1 million for the three months ended June 30, 2024 and 2023, respectively. Amortization of intangible assets was $40.2 million and $40.1 million for the six months ended June 30, 2024 and 2023, respectively.
Contingent Consideration Expense (Gain)
Contingent consideration was a gain of $4.4 million and an expense of $0.8 million for the three months ended June 30, 2024 and 2023, respectively. Contingent consideration was a gain of $5.5 million and a gain of $0.9 million for the six months ended June 30, 2024 and 2023, respectively. The change for both periods was primarily driven by the passage of time for the sales-based milestones associated with the Adamas Acquisition and change in the estimated timeline of achievement of the regulatory and development milestones associated with the USWM Acquisition. See Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Operational Highlights-Product Pipeline Update-SPN-830 (apomorphine infusion device) for treatment of Parkinson's disease (PD).
Other Income (Expense)
Other income (expense) was an income of $3.7 million and $0.5 million for the three months ended June 30, 2024 and 2023, respectively. Other income (expense) was an income of $7.1 million and $4.3 million for the six months ended June 30, 2024 and 2023, respectively. The increase in both periods was due to higher interest income on marketable securities largely driven by an overall higher investment balance in 2024 and no debt outstanding in the 2024. The interest expense recognized in 2023 was related to the 2023 Notes which were paid off in April 2023.
Income Tax Expense (Benefit)
Income tax expense was $6.4 million and $6.5 million for the three and six months ended June 30, 2024, as compared to an income tax benefit of $16.3 million and $24.2 million for the three and six months ended June 30, 2023, respectively. The change in both periods was primarily due to increased pre-tax income for the three and six months ended June 30, 2024 as compared to the same periods in 2023. The effective tax rate was 24.3% and 24.5% for the three and six months ended June 30, 2024, as compared to 95.1% and 298.7% for the three and six months ended June 30, 2023, respectively. The effective tax rate for the three and six months ended June 30, 2024 was lower compared to the same period in 2023 primarily due to an increase in pre-tax income forecasted for the full year 2024 and the near break-even pre-tax losses forecast in 2023 . The annual forecasted earnings represent the Company's best estimate as of June 30, 2024 and 2023, are subject to change and could have a material impact on the effective tax rate in subsequent periods. ASC 740, Income Taxes (ASC 740), requires the Company to estimate the annual effective income tax rate for the full year and apply it to pre-tax income (loss) for each interim period, taking into account year-to-date amounts and projected results for the full year.

Financial Condition, Liquidity and Capital Resources
Cash and Cash Equivalents and Marketable Securities

Cash and cash equivalents, marketable securities, and long-term marketable securities are comprised of the following (dollars in thousands):

	June 30	December 31	Change
	2024	2023	Amount	Percent
Cash and cash equivalents	$52,089	$75,054	$(22,965)	(31)%
Marketable securities	295,098	179,820	115,278	64%
Long-term marketable securities	—	16,617	(16,617)	(100)%
Total	$347,187	$271,491	$75,696	28%
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
The Company believes its balances of cash, cash equivalents, and unrestricted marketable securities, which totaled $347.2 million as of June 30, 2024, along with cash generated from ongoing operations and continued access to debt markets, will be sufficient to satisfy its cash requirements over the next 12 months and beyond.
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
Cash Flows
Cash flows are comprised of the following (dollars in thousands):

	Six Months Ended June 30,		Change
	2024	2023	Amount
Net cash provided by (used in):
Operating activities	$74,025	$30,252	$43,773
Investing activities	(100,218)	300,076	(400,294)
Financing activities	3,228	(398,742)	401,970
Net change in cash and cash equivalents	(22,965)	(68,414)	45,449
Cash and cash equivalents at beginning of year	75,054	93,120	(18,066)
Cash and cash equivalents at end of period	$52,089	$24,706	$27,383
Operating Activities
Net cash provided by operating activities was $74.0 million and $30.3 million for the six months ended June 30, 2024, and 2023, respectively. The increase in cash flows provided by operating activities is primarily due to changes in working capital which reflects the timing impacts of cash collections on receivables and settlement of payables, and higher net income for the six months ended June 30, 2024 compared to the same period in prior year.

Investing Activities
Net cash used in investing activities was $100.2 million for the six months ended June 30, 2024 compared to $300.1 million cash provided by investing activities during the same period in 2023. The change was primarily due to higher cash flows from the maturities of marketable securities in 2023. Proceeds from the maturities of marketable securities in 2023 were used to repay the 2023 Notes at maturity date of April 1, 2023.
Financing Activities
Net cash provided by financing activities was $3.2 million for the six months ended June 30, 2024 compared to $398.7 million used during the same period in 2023. The change was primarily due to the payment of the total principal amounts and remaining outstanding interest due on the 0.625% Convertible Senior Notes in April 2023.
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
Item 3.    Quantitative and Qualitative Disclosures About Market Risk
The primary objective of our investment activities is to preserve our capital to fund operations and to facilitate business development activities. We also seek to maximize income from our investments without assuming significant interest rate risk, liquidity risk, or risk of default by investing in investment grade securities with maturities of four years or less. Our exposure to market risk is confined to investments in cash and cash equivalents, marketable securities, and long-term marketable securities. As of June 30, 2024, we had cash and cash equivalents, marketable securities, and long-term marketable securities of $347.2 million.
The Company has a credit line agreement with UBS (the Credit Line) which provides a revolving line of credit of up to $150 million and can be drawn at any time. As of June 30, 2024, there was no outstanding debt under the Credit Line. In the future, we may borrow funds under the Credit Line. Variable rate borrowing, which may occur under the Credit Line, exposes us to interest rate risk as increases in interest rates would increase our borrowing costs.
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
We may contract with clinical research organizations (CROs) and investigational sites globally. Currently, we have ongoing clinical trials being conducted outside the U.S. We do not hedge our foreign currency exchange rate risk. Transactions denominated in currencies other than the U.S. dollar are recorded based on exchange rates at the time such transactions arise. As of June 30, 2024 and December 31, 2023, substantially all of our liabilities were denominated in the U.S. dollar.
Inflation generally affects us by increasing our cost of labor and the cost of services provided by our vendors. We do not believe that inflation and changing prices over the year ended December 31, 2023, and the six months ended June 30, 2024 had a significant impact on our consolidated results of operations.
Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures required by Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act has been appropriately recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosure. We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2024, the end of the period covered by this report. Based on that evaluation, under the supervision and with the participation of our management, including our CEO and CFO, we concluded that our disclosure controls and procedures are effective as of June 30, 2024.
Changes in Internal Control over Financial Reporting
Our management, including our CEO and CFO, evaluated changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2024.
During the quarter ended June 30, 2024, no changes occurred in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Oxtellar XR®
I. Supernus Pharmaceuticals, Inc. v. Ajanta Pharma Limited, C.A. No. 22-cv-1431 (GBW) (D. Del.)
The Company received a Paragraph IV Notice Letter from generic drug maker Ajanta Pharma Limited (“Ajanta”) dated September 19, 2022, directed to ten of its Oxtellar XR® Orange Book patents. Supernus’s U.S. Patent Nos. 7,722,898; 7,910,131; 8,617,600; 8,821,930; 9,119,791; 9,351,975; 9,370,525; 9,855,278; 10,220,042; and 11,166,960 generally cover once-a-day oxcarbazepine formulations and methods of treating seizures using those formulations. The FDA Orange Book lists all ten of the Company’s Oxtellar XR® patents as expiring on April 13, 2027. On October 28, 2022, the Company filed a lawsuit against Ajanta alleging infringement of the Company’s ten Oxtellar XR® patents. The Complaint—filed in the U.S. District Court for the District of Delaware—alleges, inter alia, that Ajanta infringed the Company’s Oxtellar XR® patents by submitting to the FDA an Abbreviated New Drug Application (“ANDA”) seeking to market a generic version of Oxtellar XR® prior to the expiration of the Company’s patents. Filing its October 28, 2022, Complaint within 45 days of receiving Ajanta’s Paragraph IV certification notice entitles Supernus to an automatic stay preventing the FDA from approving Ajanta’s ANDA for 30 months from the date of the Company’s receipt of the Paragraph IV Notice Letter. On January 3, 2023, Ajanta answered the Complaint and denied the substantive allegations of the Complaint, asserting affirmative defenses that include non-infringement and invalidity. Ajanta also asserted Counterclaims seeking declaratory judgments of non-infringement and invalidity. On January 24, 2023, the Company filed its Reply, denying the substantive allegations of Ajanta’s Counterclaims. The Court issued a Scheduling Order on July 13, 2023, that set a trial date of February 10, 2025. The Company entered into a settlement agreement with Ajanta, and on January 18, 2024, a stipulation of dismissal without prejudice was entered by the U.S. District Court for the District of Delaware. The agreement has been submitted to the applicable governmental agencies.
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
On March 4, 2024, Torrent filed a Notice of Appeal of the Final Judgment with the U.S. Court of Appeals for the Federal Circuit. The Federal Circuit docketed the appeal as Supernus Pharmaceuticals, Inc. v. Ajanta Pharma Limited because the lawsuit against Torrent was previously consolidated with the lawsuit against Ajanta (see Section II above). Briefing is ongoing as of the date of this filing. The Court has not set the date for oral argument.
IV. Supernus Pharmaceuticals, Inc. v. Ascent Pharmaceuticals Inc., et al., C.A. No. 23-cv-4015 (GC)(DEA) (D.N.J.)

The Company received a Paragraph IV Notice Letter from generic drug maker Ascent Pharmaceuticals Inc. dated June 15, 2023, directed to ten of its Trokendi XR® Orange Book patents. Supernus’s U.S. Patent Nos. 8,298,576; 8,298,580; 8,663,683; 8,877,248; 8,889,191; 8,992,989; 9,549,940; 9,555,004; 9,622,983; and 10,314,790 generally cover once-a-day topiramate formulations and methods of treating or preventing seizures and migraines using those formulations. The FDA Orange Book currently lists United States Patent No. 8,298,576 as expiring on April 4, 2028, and United States Patent Nos. 8,298,580; 8,663,683; 8,877,248; 8,889,191; 8,992,989; 9,549,940; 9,555,004; 9,622,983; and 10,314,790 as expiring on November 16, 2027. On July 26, 2023, the Company filed a lawsuit against Ascent Pharmaceuticals Inc., ("Ascent Pharma") Camber Pharmaceuticals, Inc., and Hetero Labs Ltd. (collectively, “Ascent”) alleging infringement of the Company’s Trokendi XR® Orange Book patents. The Complaint—filed in the U.S. District Court for the District of New Jersey—alleges, inter alia, that Ascent infringed the Company’s Trokendi XR® patents by submitting to the FDA an Abbreviated New Drug Application (“ANDA”) seeking to market a generic version of Trokendi XR® prior to the expiration of the Company’s patents. Filing its July 26, 2023, Complaint within 45 days of receiving Ascent’s Paragraph IV certification notice entitles Supernus to an automatic stay preventing the FDA from approving Ascent’s ANDA for 30 months from the date of the Company’s receipt of the Paragraph IV Notice Letter. On September 28, 2023, the Court entered a stipulation of dismissal without prejudice as to only defendants Camber and Hetero, which included stipulations that, among other things: (i) Ascent Pharma will not contest personal jurisdiction or venue in this District for this Action; (ii) Camber and Hetero will be bound by any injunction in this Action to the extent it concerns the Ascent ANDA; and (iii) Ascent Pharma will collect and produce any relevant discovery that is in the possession, custody, or control of Camber and Hetero. On October 11, 2023, Ascent Pharma answered the Complaint and denied the substantive allegations of the Complaint, asserting affirmative defenses that include non-infringement and invalidity. The Company entered into a settlement agreement with Ascent Pharma, and on May 2, 2024, a stipulation of dismissal without prejudice was entered by the U.S. District Court for the District of New Jersey. The agreement has been submitted to the applicable governmental agencies.
APOKYN®
V. Sage Chemical, Inc., et al. v. Supernus Pharmaceuticals, Inc., et al., C.A. No. 22-cv-1302 (CJB) (D. Del.)
On October 3, 2022, Sage Chemical, Inc. and TruPharma, LLC filed a lawsuit in the United States District Court for the District of Delaware alleging that Supernus Pharmaceuticals, Inc., Britannia Pharmaceuticals Limited (“Britannia”), and US WorldMeds Partners, LLC (“US WorldMeds”) violated state and federal antitrust law in connection with APOKYN® (apomorphine HCl). On October 16, 2022, Plaintiffs amended their complaint to add additional defendants MDD US Enterprises, LLC, MDD US Operations, LLC (each a subsidiary of Supernus Pharmaceuticals, Inc.), USWM, LLC (“USWM”), and individual defendants Paul Breckinridge Jones, Sr., Herbert Lee Warren, Jr., Henry Van Den Berg, and Kristin L. Gullo. On January 10, 2023, Defendants filed an Omnibus Motion to Dismiss the Amended Complaint seeking dismissal of each of Plaintiffs’ claims and the lawsuit in its entirety and US WorldMeds with USWM, Britannia, and the group of individual defendants each filed separate motions to dismiss. On May 9, 2024, and May 28, 2024, respectively, the Court denied the Defendants’ omnibus motion and the Britannia motion to dismiss. On May 31, 2024, and June 4, 2024, respectively, the Court granted the individuals defendants’ motion to dismiss and the US WorldMeds and USWM motion to dismiss. On June 18, 2024, the Court issued a scheduling order that provides for a Pretrial Conference on September 12, 2025, and a jury trial beginning on September 22, 2025. Pretrial discovery is ongoing as of the date of this filing.
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
On December 10, 2019, a putative class action lawsuit alleging violations of the federal securities laws was filed by Ali Zaidi against Adamas and certain of Adamas's former directors and officers in federal court in the Northern District of California (Case No. 4:19-cv-08051). This lawsuit alleges violations of the Securities Exchange Act of 1934 by Adamas and certain of Adamas's former directors and officers. On October 8, 2021, the presiding judge dismissed the litigation, and granted Plaintiffs leave to amend their complaint. On November 5, 2021, Plaintiffs filed their second amended class action complaint. On December 10, 2021, Adamas filed a motion to dismiss the Second Amended Complaint. Plaintiffs opposed the motion to dismiss. On January 13, 2023, the Court granted in part and denied in part Defendants’ Motion to Dismiss. All claims against Adamas have been dismissed with prejudice, but claims against one of the individual defendants, who may have certain rights to indemnification, remain. On February 27, 2023, Plaintiffs advised the Court that Plaintiffs would proceed only on the remaining claim against one of the individual defendants. The individual defendant filed an answer denying the claim on April 28, 2023. On September 21, 2023, the parties reached an agreement in principle to settle the Zaidi litigation, subject to court approval. On October 31, 2023, the Court granted the parties' stipulation staying all proceedings and vacating all existing deadlines. On April 2, 2024, the Court preliminarily approved the settlement of the case, including a $4.7 million payment from insurers, subject to further consideration at a settlement hearing to be held on September 27, 2024.
Adamas believes it has strong factual and legal defenses to all actions and intends to defend itself vigorously.
Item 1A. Risk Factors
Any investment in our business involves a high degree of risk. Before making an investment decision, you should carefully consider the information we include in this Quarterly Report on Form 10-Q, including our condensed consolidated financial statements and related notes; the additional information in the other reports we file with the Securities and Exchange Commission; and the risks described in our Annual Report on Form 10-K for the year ended December 31, 2023 and quarterly report on Form 10-Q for the period ended June 30, 2024. These risks may result in material harm to our business and our financial condition and results of operations. If a material, adverse event was to occur, the market price of our common stock may decline, and you could lose part or all of your investment.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
(a)    Sales of Unregistered Securities.
None.
Item 3.    Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
None.
Item 5.    Other Information
(a)     None.
(b)    None.
(c)    Insider Trading Arrangements and Policies.
There were no insider trading arrangements adopted or terminated during the quarter.
Item 6.    Exhibits
The following exhibits are filed or furnished as part of this Quarterly Report on Form 10-Q:

Exhibit Number	Description
10.1 ††	Settlement Agreement, dated as of April 30, 2024, by and between Supernus Pharmaceuticals, Inc. and Ascent Pharmaceuticals, Inc.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, formatted in Inline XBRL: (i) Cover Page, (ii) Condensed Consolidated Statements of Earnings (Loss), (iii) Condensed Consolidated Statements of Comprehensive Earnings (Loss), (iv) Condensed Consolidated Balance Sheets, (v) Condensed Consolidated Statements of Changes in Stockholders' Equity, (vi) Condensed Consolidated Statements of Cash Flows, and (vii) the Notes to Condensed Consolidated Financial Statements, tagged in summary and detail.

104	The cover page of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, formatted in Inline XBRL (included with the Exhibit 101 attachments).
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

SUPERNUS PHARMACEUTICALS, INC.

DATED: August 6, 2024	By:	/s/ Jack A. Khattar
Jack A. Khattar President and Chief Executive Officer

DATED: August 6, 2024	By:	/s/ Timothy C. Dec
Timothy C. Dec Senior Vice-President and Chief Financial Officer