Form 10-Q
period 2024-09-30
SUPERNUS PHARMACEUTICALS, INC.
filed 2024-11-04
CIK 1356576

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☒ No
Securities registered pursuant to Section 12(b) of the Exchange Act

Title of each class	Outstanding at October 30, 2024	Trading Symbol	Name of each exchange on which registered
Common Stock, $0.001 par value per share	55,219,273	SUPN	The Nasdaq Global Market

SUPERNUS PHARMACEUTICALS, INC.
FORM 10-Q — QUARTERLY REPORT
FOR THE QUARTERLY PERIOD ENDED September 30, 2024

PART I — FINANCIAL INFORMATION

Supernus Pharmaceuticals, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share data)

	September 30,	December 31,
	2024	2023
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$31,673	$75,054
Marketable securities	371,537	179,820
Accounts receivable, net	145,408	144,155
Inventories, net	63,981	77,408
Prepaid expenses and other current assets	27,404	16,676
Total current assets	640,003	493,113
Long-term marketable securities	—	16,617
Property and equipment, net	11,876	13,530
Intangible assets, net	540,156	599,889
Goodwill	117,019	117,019
Other assets	33,647	37,505
Total assets	$1,342,701	$1,277,673

Liabilities and stockholders’ equity
Current liabilities
Accounts payable and accrued liabilities	$75,803	$79,569
Accrued product returns and rebates	169,124	154,274
Contingent consideration, current portion	46,581	52,070
Other current liabilities	—	4,283
Total current liabilities	291,508	290,196
Contingent consideration, long-term	403	1,380
Operating lease liabilities, long-term	28,926	33,196
Deferred income tax liabilities, net	7,364	24,963
Other liabilities	7,350	6,422
Total liabilities	335,551	356,157

Commitments and contingencies (Note 14)

Stockholders’ equity
Common stock, $0.001 par value; 130,000,000 shares authorized; 55,219,273 and 54,723,356 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	55	55
Additional paid-in capital	465,919	439,493
Accumulated other comprehensive earnings (loss), net of tax	78	(593)
Retained earnings	541,098	482,561
Total stockholders’ equity	1,007,150	921,516

Total liabilities and stockholders’ equity	$1,342,701	$1,277,673

See accompanying notes.

Supernus Pharmaceuticals, Inc.
Condensed Consolidated Statements of Earnings (Loss)
(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(unaudited)		(unaudited)
Revenues
Net product sales	$170,302	$149,004	$471,301	$417,915
Royalty, licensing and other revenues	5,387	4,876	16,357	25,292
Total revenues	175,689	153,880	487,658	443,207

Costs and expenses
Cost of goods sold(a)	17,583	19,601	51,808	64,152
Research and development	29,036	22,655	80,149	68,246
Selling, general and administrative	69,753	82,700	242,173	255,079
Amortization of intangible assets	19,488	21,242	59,733	61,316
Contingent consideration gain	(1,016)	(456)	(6,466)	(1,313)
Total costs and expenses	134,844	145,742	427,397	447,480

Operating earnings (loss)	40,845	8,138	60,261	(4,273)

Other income (expense)
Interest and other income, net	4,098	1,751	11,227	8,467
Interest expense	—	—	—	(2,415)
Total other income (expense)	4,098	1,751	11,227	6,052

Earnings before income taxes	44,943	9,889	71,488	1,779

Income tax expense	6,446	25,865	12,951	1,638
Net earnings (loss)	$38,497	$(15,976)	$58,537	$141

Earnings (loss) per share
Basic	$0.70	$(0.29)	$1.06	$0.00
Diluted	$0.69	$(0.29)	$1.05	$0.00

Weighted average shares outstanding
Basic	55,149,760	54,608,963	54,977,199	54,498,687
Diluted	56,016,350	54,608,963	55,791,185	55,574,922
_____________________________
(a) Excludes amortization of acquired intangible assets

See accompanying notes.

Supernus Pharmaceuticals, Inc.
Condensed Consolidated Statements of Comprehensive Earnings (Loss)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(unaudited)		(unaudited)
Net earnings (loss)	$38,497	$(15,976)	$58,537	$141
Other comprehensive gain
Unrealized gain on marketable securities, net of tax	450	569	671	2,004
Other comprehensive gain	450	569	671	2,004
Comprehensive earnings (loss)	$38,947	$(15,407)	$59,208	$2,145

See accompanying notes.

Supernus Pharmaceuticals, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
Nine Months Ended September 30, 2024 and 2023
(unaudited, in thousands, except share data)

j	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Earnings (Loss)	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2023	54,723,356	$55	$439,493	$(593)	$482,561	$921,516
Share-based compensation expense related to employee stock purchase plan and share-based awards	—	—	5,897	—	—	5,897
Issuance of common stock related to employee stock purchase plan and share-based awards, net of taxes withheld	241,960	—	1,570	—	—	1,570
Net earnings	—	—	—	—	124	124
Unrealized gain on marketable securities, net of tax	—	—	—	59	—	59
Balance, March 31, 2024	54,965,316	55	446,960	(534)	482,685	929,166
Share-based compensation expense related to employee stock purchase plan and share-based awards	—	—	6,552	—	—	6,552
Issuance of common stock related to employee stock purchase plan and share-based awards, net of taxes withheld	80,733	—	1,658	—	—	1,658
Net earnings	—	—	—	—	19,916	19,916
Unrealized gain on marketable securities, net of tax	—	—	—	162	—	162
Balance, June 30, 2024	55,046,049	55	455,170	(372)	502,601	957,454
Share-based compensation expense related to employee stock purchase plan and share-based awards	—	—	7,674	—	—	7,674
Issuance of common stock related to employee stock purchase plan and share-based awards, net of taxes withheld	173,224	—	3,075	—	—	3,075
Net earnings	—	—	—	—	38,497	38,497
Unrealized gain on marketable securities, net of tax	—	—	—	450	—	450
Balance, September 30, 2024	55,219,273	$55	$465,919	$78	$541,098	$1,007,150

Supernus Pharmaceuticals, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
Nine Months Ended September 30, 2024 and 2023
(unaudited, in thousands, except share data)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Earnings (Loss)	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2022	54,253,796	$54	$408,115	$(3,210)	$481,245	$886,204
Share-based compensation expense related to employee stock purchase plan and share-based awards	—	—	6,306	—	—	6,306
Issuance of common stock related to employee stock purchase plan and share-based awards, net of taxes withheld	216,826	—	1,811	—	—	1,811
Net earnings	—	—	—	—	16,948	16,948
Unrealized gain on marketable securities, net of tax	—	—	—	881	—	881
Balance, March 31, 2023	54,470,622	54	416,232	(2,329)	498,193	912,150
Share-based compensation expense related to employee stock purchase plan and share-based awards	—	—	6,088	—	—	6,088
Issuance of common stock related to employee stock purchase plan and share-based awards, net of taxes withheld	122,279	1	1,946	—	—	1,947
Net loss	—	—	—	—	(831)	(831)
Unrealized gain on marketable securities, net of tax	—	—	—	554	—	554
Balance, June 30, 2023	54,592,901	55	424,266	(1,775)	497,362	919,908
Share-based compensation expense related to employee stock purchase plan and share-based awards	—	—	7,920	—	—	7,920
Issuance of common stock related to employee stock purchase plan and share-based awards, net of taxes withheld	37,857	—	(230)	—	—	(230)
Net loss	—	—	—	—	(15,976)	(15,976)
Unrealized gain on marketable securities, net of tax	—	—	—	569	—	569
Balance, September 30, 2023	54,630,758	$55	$431,956	$(1,206)	$481,386	$912,191

See accompanying notes.

Supernus Pharmaceuticals, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)

	Nine Months Ended September 30,
	2024	2023
	(unaudited)
Cash flows from operating activities
Net earnings	$58,537	$141
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	61,569	63,183
Amortization of deferred financing costs and debt discount	—	532
Amortization of premium/discount on marketable securities	2,497	(849)
Change in fair value of contingent consideration	(6,466)	(1,313)
Realized gains from sales of marketable securities	(9)	—
Other noncash adjustments, net	8,281	10,485
Share-based compensation expense	20,123	20,314
Deferred income tax benefit	(20,064)	(15,255)
Changes in operating assets and liabilities:
Accounts receivable	(1,253)	21,155
Inventories	12,619	1,082
Prepaid expenses and other assets	(8,542)	(8,138)
Accrued product returns and rebates	14,850	10,808
Accounts payable and other liabilities	(14,597)	(36,018)
Net cash provided by operating activities	127,545	66,127

Cash flows from investing activities
Purchases of marketable securities	(542,608)	—
Maturities of marketable securities	365,891	335,297
Purchases of property and equipment	(512)	(587)
Net cash provided by (used in) investing activities	(177,229)	334,710

Cash flows from financing activities
Proceeds from Credit Line	—	93,000
Payments on Credit Line	—	(93,000)
Payment on convertible notes	—	(402,500)
Proceeds from issuance of common stock	8,031	5,518
Employee taxes paid related to net share settlement of equity awards	(1,728)	(1,990)
Net cash provided by (used in) financing activities	6,303	(398,972)

Net change in cash and cash equivalents	(43,381)	1,865
Cash and cash equivalents at beginning of year	75,054	93,120
Cash and cash equivalents at end of period	$31,673	$94,985

Supplemental cash flow information
Cash paid for interest on debt	$—	$1,946
Cash paid for income taxes	40,343	27,055
Cash paid for operating leases	13,224	13,242

Noncash investing and financing activities
Lease assets obtained for new operating leases	$3,547	$5,903

See accompanying notes.

Supernus Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
1.    Business Organization
Supernus Pharmaceuticals, Inc. (the Company, see Consolidation in Note 2, Summary of Significant Accounting Policies) is a biopharmaceutical company focused on developing and commercializing products for the treatment of central nervous system (CNS) diseases. The Company's diverse neuroscience portfolio includes approved treatments for epilepsy, migraine, attention-deficit hyperactivity disorder (ADHD), hypomobility in Parkinson’s Disease (PD), cervical dystonia, chronic sialorrhea, and dyskinesia in PD patients receiving levodopa-based therapy. The Company is developing a broad range of novel CNS product candidates including new potential treatments for hypomobility in PD, epilepsy, depression, and other CNS disorders.
The Company has seven commercial products that it markets: Qelbree®, GOCOVRI®, Oxtellar XR®, Trokendi XR®, APOKYN®, XADAGO®, and MYOBLOC®. In addition, SPN-830 (apomorphine infusion device) is a late-stage drug/device combination product candidate for the continuous treatment of motor fluctuations ("OFF" episodes) in PD patients that are not adequately controlled with oral levodopa and one or more adjunct PD medications. In August 2024, the Company resubmitted to the U.S Food and Drug Administration (FDA) the New Drug Application (NDA) for apomorphine infusion device (SPN-830) for the continuous treatment of motor fluctuations ("OFF" episodes) in Parkinson’s disease. On August 16, 2024, the FDA acknowledged the resubmission of the NDA for the apomorphine infusion device (SPN-830). The resubmission is considered filed, with a user fee goal date (PDUFA date) of February 1, 2025.
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
The Company incurred approximately $19.6 million and $67.5 million in advertising expense for the three and nine months ended September 30, 2024, respectively, and approximately $25.1 million and $76.9 million for the three and nine months ended September 30, 2023. These expenses are recorded as a component of Selling, general and administrative expenses in the unaudited condensed consolidated statements of earnings (loss).
Insurance Recoveries
The Company has several policies with third-party insurers that provide for the recovery of certain costs incurred by the Company. The Company records our rights to insurance recoveries as a receivable when the respective costs are reimbursable under applicable insurance policies, it is probable that such costs will be reimbursed, and reimbursement can be reasonably estimated. As such, the Company estimates the percentage of costs that will be reimbursed by the insurance provider to determine the proper amount to record for the insurance recovery receivable.
The Company recorded approximately $11.5 million and $12.0 million of insurance recoveries during the three and nine months ended September 30, 2024, respectively. There were no insurance recoveries during the three and nine months ended September 30, 2023. To date, there have not been any material adjustments to our prior estimates of the insurance recovery receivable. Insurance recoveries recognized in fiscal year 2024 were recorded as a reduction to Selling, general and administrative expenses.
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
SEC Final Climate Rule

In March 2024, the U.S. Securities and Exchange Commission (SEC) adopted the final rule under SEC Release No. 33-11275, The Enhancement and Standardization of Climate-Related Disclosures for Investors (Final Rule). This rule will require registrants to disclose certain climate-related information in registration statements and annual reports with staggered compliance dates for large accelerated filers for the various aspects of the Final Rule. On April 4, 2024, the SEC issued an order staying the Final Rule. The SEC’s administrative stay is expected to remain in place until the completion of litigation filed in various federal courts challenging, among other things, the agency’s authority to adopt the Final Rule. The Company is currently evaluating the final rule to determine its impact on the Company's disclosures.
3. Disaggregated Revenues

The following table provides information regarding total revenues (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(unaudited)		(unaudited)
Net product sales
Qelbree	$62,359	$37,081	$166,857	$93,840
GOCOVRI	35,657	32,889	93,922	87,650
Oxtellar XR	29,805	29,644	86,265	82,359
APOKYN	19,867	21,510	53,811	56,324
Trokendi XR	15,318	20,625	48,393	74,734
Other(1)	7,296	7,255	22,053	23,008
Total net product sales	170,302	149,004	471,301	417,915
Royalty, licensing and other revenues	5,387	4,876	16,357	25,292
Total revenues	$175,689	$153,880	$487,658	$443,207
___________________________________________
(1) Includes net product sales of MYOBLOC, XADAGO and Osmolex ER.
In December 2023, the Company submitted to the FDA a notification of discontinuance to withdraw Osmolex ER from distribution. Distribution of Osmolex ER ceased on April 1, 2024.
The Company recognized noncash royalty revenue of $4.0 million for the nine months ended September 30, 2023. The Company no longer recognizes noncash royalty revenue as ownership of the royalty rights reverted back to the Company during the second quarter of 2023.
4. Investments
Marketable Securities
Unrestricted available-for-sale marketable securities held by the Company are as follows (dollars in thousands):

	September 30, 2024	December 31, 2023
	(unaudited)
Corporate, U.S. government agency and municipal debt securities
Amortized cost	$371,381	$197,153
Gross unrealized gains	263	5
Gross unrealized losses	(107)	(721)
Total fair value	$371,537	$196,437
As of September 30, 2024, all of our unrestricted available-for-sale marketable securities have contractual maturities of one year or less.
As of September 30, 2024, there was no impairment due to credit loss on any available-for-sale marketable securities.
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

	Fair Value Measurements as of September 30, 2024 (unaudited)
	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents
Cash	$31,080	$31,080	$—	$—
Money market funds	593	593	—	—
Marketable securities
Corporate, U.S. government agency and municipal debt securities	371,537	—	371,537	—
Other noncurrent assets
Marketable securities - restricted (SERP)	635	19	616	—
Total assets at fair value	$403,845	$31,692	$372,153	$—
Liabilities:
Contingent consideration	$46,984	$—	$—	$46,984
Total liabilities at fair value	$46,984	$—	$—	$46,984

	Fair Value Measurements as of December 31, 2023
	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents
Cash	$35,957	$35,957	$—	$—
Money market funds	39,097	39,097	—	—
Marketable securities
Corporate, U.S. government agency and municipal debt securities	179,820	—	179,820	—
Long-term marketable securities
Corporate and municipal debt securities	16,617	—	16,617	—
Other noncurrent assets
Marketable securities - restricted (SERP)	568	16	552	—
Total assets at fair value	$272,059	$75,070	$196,989	$—
Liabilities:
Contingent consideration	$53,450	$—	$—	$53,450
Total liabilities at fair value	$53,450	$—	$—	$53,450
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

6. Contingent Consideration
The following table provides the current and long-term portions related to the contingent consideration for the USWM Acquisition and Adamas Acquisition (as defined below) (dollars in thousands):

	September 30, 2024	December 31, 2023
Reported under the following captions in the condensed consolidated balance sheets:	(unaudited)
Contingent consideration, current portion	$46,581	$52,070
Contingent consideration, long-term	403	1,380
Total	$46,984	$53,450
The Company's contingent consideration liabilities are related to the USWM Acquisition in 2020 and the Adamas Acquisition in 2021. The contingent consideration liabilities are measured at fair value using either a Monte Carlo simulation or the income approach. The Company classifies its contingent consideration liabilities as Level 3 fair value measurements based on the significant unobservable inputs used to estimate fair value. These reflect the inputs and assumptions the Company believes would be made by market participants. Changes in any of those inputs together or in isolation may result in significantly lower or higher fair value measurement. The change in fair value is reported on the condensed consolidated statement of earnings (loss) in Contingent consideration gain.
USWM Contingent Consideration
On June 9, 2020 (the USWM Closing Date), the Company completed its acquisition of all the outstanding equity of USWM Enterprises, LLC (USWM Enterprises) (USWM Acquisition). The USWM Acquisition included potential additional contingent consideration payments for regulatory and development milestones and sales-based milestones. As of September 30, 2024, the remaining potential contingent consideration payments are up to $55 million in regulatory and development milestones comprised of (1) $25 million related to the FDA's approval of the SPN-830 NDA and (2) $30 million related to the subsequent commercial product launch.
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

	USWM Acquisition	Adamas Acquisition	Total
Balance at December 31, 2023	$46,400	$7,050	$53,450
Change in fair value recognized in earnings	130	(6,596)	(6,466)
Balance at September 30, 2024 (unaudited)	$46,530	$454	$46,984

	USWM Acquisition	Adamas Acquisition	Total
Balance at December 31, 2022	$46,270	$8,697	$54,967
Change in fair value recognized in earnings	(390)	(923)	(1,313)
Balance at September 30, 2023 (unaudited)	$45,880	$7,774	$53,654
The Company recorded the following changes in fair value of the contingent consideration liability for the USWM milestones:
•The Company recorded a $1.3 million expense and a $0.1 million expense due to the change in fair value of contingent consideration liabilities for the USWM milestones for the three and nine months ended September 30, 2024, respectively. The change in fair value of contingent consideration for the USWM milestones was primarily due to the change in timing of milestone achievement and estimated discount rate in the third quarter of 2024 and passage of time in both periods.
•The Company recorded a $0.7 million expense and a $0.4 million gain due to the change in the fair value of the contingent consideration liabilities for the USWM milestones for the three and nine months ended September 30, 2023, respectively. The change in the fair value of contingent consideration for the USWM milestones was primarily driven by the change in estimated fair value of regulatory and developmental milestones due to passage of time in both periods, as well as the change in timing of milestone achievement and estimated discount rate in the first quarter of 2023.

The Company recorded the following changes in fair value of the contingent consideration liabilities for the Adamas CVRs:
•The Company recorded a $2.3 million gain and a $6.6 million gain due to the change in fair value of the contingent consideration liabilities for the Adamas CVRs for the three and nine months ended September 30, 2024, respectively. The change in fair value of contingent consideration was primarily due to passage of time.
•The Company recorded a $1.1 million gain and a $0.9 million gain due to the change in fair value of the contingent consideration liabilities for the Adamas CVRs for the three and nine months ended September 30, 2023, respectively. The change in fair value of contingent consideration for the Adamas milestones was primarily due to passage of time and changes in the estimated discount rate.
7.    Intangibles Assets, Net
The following table sets forth the gross carrying amounts and related accumulated amortization of intangible assets (dollars in thousands):

	September 30, 2024				December 31, 2023
	(unaudited)
	Remaining Weighted Average Life (Years)	Carrying Amount, Gross	Accumulated Amortization	Carrying Amount, Net	Carrying Amount, Gross	Accumulated Amortization	Carrying Amount, Net
Acquired in-process research and development		$124,000	$—	$124,000	$124,000	$—	$124,000
Intangible assets subject to amortization:
Acquired developed technology and product rights	6.15	661,311	(245,155)	416,156	661,311	(190,395)	470,916
Capitalized patent defense costs	0.00	43,820	(43,820)	—	43,820	(38,847)	4,973
Total intangible assets	6.15	$829,131	$(288,975)	$540,156	$829,131	$(229,242)	$599,889
Amortization expense for intangible assets was $19.5 million and $59.7 million for the three and nine months ended September 30, 2024, and $21.2 million and $61.3 million for the three and nine months ended September 30, 2023, respectively.
U.S. patents covering Trokendi XR and Oxtellar XR will expire no earlier than 2027. The Company entered into settlement agreements that allowed third parties to enter the Trokendi XR market on January 1, 2023. The Company entered into settlement and license agreements that allowed a third party to enter the Oxtellar XR market in September 2024.
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
On March 30, 2023, the Company borrowed $93.0 million under the Credit Line, which bore a variable interest rate. The funds from this borrowing were used to repay outstanding indebtedness under the 0.625% Convertible Senior Notes Due 2023 (2023 Notes). In the second quarter of 2023, the Company repaid the total principal balance of $93.0 million under the Credit Line and the interest incurred on the Credit Line of $0.7 million. As of September 30, 2024, there was no outstanding debt under the Credit Line.
9.    Share-Based Payments
Equity Incentive Plan
On June 14, 2024, the Company's shareholders approved, and the Company has adopted, the Amended and Restated 2021 Equity Incentive Plan (the Amended 2021 Plan) to increase the number of shares of the Company's common stock available for issuance under the 2021 Plan by 4,000,000.
Share-based compensation expense is as follows (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(unaudited)		(unaudited)
Research and development	$1,350	$1,254	$3,946	$3,458
Selling, general and administrative	6,324	6,666	16,177	16,856
Total	$7,674	$7,920	$20,123	$20,314
Stock Option
The following table summarizes stock option activities:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)
Outstanding, December 31, 2023	6,583,822	$29.20	5.90
Granted	1,171,612	$28.05
Exercised	(336,868)	$20.23
Forfeited	(251,657)	$31.71
Outstanding, September 30, 2024 (unaudited)	7,166,909	$29.34	5.87

As of September 30, 2024 (unaudited):
Vested and expected to vest	7,166,909	$29.34	5.87
Exercisable	4,560,609	$27.95	4.33

As of December 31, 2023:
Vested and expected to vest	6,583,822	$29.20	5.90
Exercisable	4,110,537	$26.58	4.43

Restricted Stock Units
The following table summarizes restricted stock unit (RSU) activities:

	Number of RSUs	Weighted Average Grant Date Fair Value per Share
Nonvested, December 31, 2023	300,141	$36.90
Granted	198,414	$28.06
Vested	(100,891)	$36.51
Forfeited	(19,124)	$34.64
Nonvested, September 30, 2024 (unaudited)	378,540	$32.48

Performance Share Units
The following table summarizes performance share unit (PSU) activities:

	Performance-Based Units		Market-Based Units		Total PSUs
	Number of PSUs	Weighted Average Grant Date Fair Value per Share	Number of PSUs	Weighted Average Grant Date Fair Value per Share	Number of PSUs	Weighted Average Grant Date Fair Value per Share
Nonvested, December 31, 2023	251,630	$32.22	20,000	$28.63	271,630	$31.96
Granted	252,700	$26.91	—	$—	252,700	$26.91
Vested	(62,980)	$33.67	—	$—	(62,980)	$33.67
Forfeited	(58,050)	$29.37	—	$—	(58,050)	$29.37
Nonvested, September 30, 2024 (unaudited)	383,300	$28.91	20,000	$28.63	403,300	$28.90
10.    Earnings (Loss) per Share

The following table sets forth the computation of basic and diluted earnings (loss) per share for the three and nine months ended September 30, 2024 and 2023 (dollars in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(unaudited)		(unaudited)
Numerator:
Net earnings (loss)	$38,497	$(15,976)	$58,537	$141
Denominator:
Weighted average shares outstanding, basic	55,149,760	54,608,963	54,977,199	54,498,687
Effect of dilutive securities:
Stock options and stock awards	866,590	—	813,986	1,076,235
Weighted average shares outstanding, diluted	56,016,350	54,608,963	55,791,185	55,574,922

Earnings (loss) per share, basic	$0.70	$(0.29)	$1.06	$0.00
Earnings (loss) per share, diluted	$0.69	$(0.29)	$1.05	$0.00
The following table sets forth the common stock equivalents of outstanding stock-based awards and shares associated with the conversion of the 2023 Notes excluded in the calculation of diluted earnings (loss) per share, because their inclusion would be anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(unaudited)		(unaudited)
2023 Notes	—	—	—	2,261,312
Stock options and stock awards	712,457	411,506	772,255	486,080
11.    Income Tax Expense
The following table provides information regarding the Company’s income tax expense for the three and nine months ended September 30, 2024 and 2023 (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(unaudited)		(unaudited)
Income tax expense	$6,446	$25,865	$12,951	$1,638
Effective tax rate	14.3%	261.6%	18.1%	92.1%

Income tax expense was $6.4 million (14.3% effective tax rate) and $13.0 million (18.1% effective tax rate) for the three and nine months ended September 30, 2024, as compared to an income tax expense of $25.9 million (261.6% effective tax rate) and $1.6 million (92.1% effective tax rate) for the three and nine months ended September 30, 2023. The change in both periods was primarily due to higher forecasted earnings before taxes for the three and nine months ended September 30, 2024 as compared to the near break-even forecasted earnings before taxes in 2023.

The Company's effective income tax rates for the three and nine months ended September 30, 2024 vary from the statutory federal tax rate in United States (U.S. federal tax rate) of 21% primarily due to increased tax benefits related to current and prior years research and development tax credits. The Company's effective income tax rates for the three and nine months ended September 30, 2023 vary from the statutory U.S. federal tax rate primarily due to near break-even forecasted earnings before taxes.

The annual forecasted earnings represent the Company's best estimate as of September 30, 2024 and 2023, are subject to change and could have a material impact on the effective tax rate in subsequent periods. Accounting Standard Codification 740, Income Taxes (ASC 740), requires the Company to estimate the annual effective income tax rate for the full year and apply it to pre-tax income (loss) for each interim period, taking into account year-to-date amounts and projected results for the full year.
12.    Leases
Operating lease assets and lease liabilities as reported on the condensed consolidated balance sheets are as follows (dollars in thousands):

	Balance Sheet Classification	September 30, 2024	December 31, 2023
		(unaudited)
Assets
Operating lease assets	Other assets	$26,086	$28,994
Total lease assets		$26,086	$28,994

Liabilities
Operating lease liabilities, current portion	Accounts payable and accrued liabilities	$9,227	$8,331
Operating lease liabilities, long-term	Operating lease liabilities, long-term	28,926	33,196
Total lease liabilities		$38,153	$41,527

13.    Composition of Other Balance Sheet Items
The following details the composition of other balance sheet items (dollars in thousands for amounts in tables):
Inventories, Net

	September 30, 2024	December 31, 2023
	(unaudited)
Raw materials	$11,571	$16,274
Work in process	28,102	31,212
Finished goods	24,308	29,922
Total	$63,981	$77,408
Property and Equipment, Net

	September 30, 2024	December 31, 2023
	(unaudited)
Lab equipment and furniture	$13,174	$13,069
Leasehold improvements	14,023	14,023
Software	883	883
Computer equipment	1,037	960
	29,117	28,935
Less accumulated depreciation and amortization	(17,241)	(15,405)
Property and equipment, net	$11,876	$13,530
Depreciation and amortization expense on property and equipment was approximately $0.6 million and $1.8 million for the three and nine months ended September 30, 2024 respectively, and $0.6 million and $1.9 million for the three and nine months ended September 30, 2023, respectively.
Accounts Payable and Accrued Liabilities

	September 30, 2024	December 31, 2023
	(unaudited)
Accounts payable	$6,392	$1,964
Accrued compensation, benefits, & related accruals	20,284	20,722
Accrued sales & marketing	10,466	11,666
Accrued manufacturing expenses	5,573	11,652
Accrued R&D expenses	7,911	10,530
Operating lease liabilities, current portion (1)	9,227	8,331
Accrued royalties (2)	7,849	7,918
Other accrued expenses	8,101	6,786
Total	$75,803	$79,569
_______________________________
(1) Refer to Note 12, Leases.
(2) Refer to Note 14, Commitments and Contingencies.

Accrued Product Returns and Rebates

	September 30, 2024	December 31, 2023
	(unaudited)
Accrued product rebates	$111,695	$96,984
Accrued product returns	57,429	57,290
Total	$169,124	$154,274
14.    Commitments and Contingencies
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
NAMENDA XR/Namzaric Qui Tam Litigation
On April 1, 2019, Adamas was served with a complaint filed in the United States District Court for the Northern District of California (the District Court) (Case No. 3:18-cv-03018-JCS) against it and several Allergan entities alleging violations of federal and state false claims acts (FCA) in connection with the commercialization of NAMENDA XR and Namzaric by Allergan. The lawsuit is a qui tam complaint brought by an individual, asserting rights of the federal government and various state governments. The lawsuit was originally filed in May 2018 under seal, and Adamas became aware of the lawsuit when it was served. The complaint alleges that patents held by Allergan and Adamas covering NAMENDA XR and Namzaric were procured through fraud on the United States Patent and Trademark Office and that these patents were asserted against potential generic manufacturers of NAMENDA XR and Namzaric to prevent the generic manufacturers from entering the market, thereby wrongfully excluding generic competition resulting in artificially high price being charged to government payors. Adamas' patents in question were licensed exclusively to Forest Laboratories Holdings Limited. The complaint includes a claim for damages of "potentially more than $2.5 billion dollars," treble damages and statutory penalties. To date the federal and state governments have declined to intervene in this action. This case is currently stayed pending Adamas's and Allergan's interlocutory appeal of the District Court's December 11, 2020 order denying Adamas's and Allergan's motion to dismiss the complaint. The appeal is pending in the United States Court of Appeals for the Ninth Circuit (Case No. 21-80005). Argument was held on January 10, 2022. On August 25, 2022, the Ninth Circuit sided with the defendants by reversing the District Court’s public disclosure bar rulings and remanding the case back to the District Court to decide certain issues in the first instance. On October 11, 2022, the plaintiff filed a petition for rehearing with the Ninth Circuit which was denied on November 3, 2022. On December 23, 2022, the defendants filed renewed motions to dismiss directed to the remaining unresolved issue. On March 20, 2023, the District Court entered an order and final judgement dismissing with prejudice the FCA claim while declining to exercise supplemental jurisdiction over the state false claims act claims which were dismissed without prejudice. On April 19, 2023, the plaintiff appealed the District Court's dismissal of the Federal False Claims Act claim. On February 20, 2024, the plaintiff filed a motion for an indicative ruling and to set aside the judgment in the District Court, based on the same arguments raised in his appeal. That motion was fully briefed and the District Court determined that the motion for an indicative ruling was suitable for determination without a hearing. On May 7, 2024, the District Court denied the plaintiff’s motion for an indicative ruling. The appeal is fully briefed, and the Ninth Circuit has set oral argument for November 21, 2024.
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
In April 2024, the FDA issued a Complete Response Letter regarding the NDA for SPN-830. In August 2024, we resubmitted the New Drug Application (NDA) for SPN-830 to the FDA. For further discussion, see Operational Highlights section below.
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
Operational Highlights
•Total IQVIA prescriptions for Qelbree were 194,025 in the third quarter 2024, an increase of 19% compared to the prior year period.
•In August 2024, the Company resubmitted to the FDA the NDA for apomorphine infusion device (SPN-830) for the continuous treatment of motor fluctuations ("OFF" episodes) in Parkinson’s disease. On August 16, 2024, the FDA acknowledged the resubmission of the NDA for the apomorphine infusion device (SPN-830). The resubmission is considered filed, with a user fee goal date (PDUFA date) of February 1, 2025.
Product Pipeline Update
SPN-820 – Novel first-in-class molecule that increases mTORC1 mediated synaptic function for depression
•In October 2024, the Company announced and discussed the data from its exploratory open-label Phase 2a clinical study of SPN-820 in adults with major depressive disorder (MDD). The data were based on 40 enrolled subjects, of which 38 completed the 10-day treatment period. The primary objective of the study was to assess efficacy in MDD, as well as the onset of efficacy. The Phase 2a study demonstrated rapid and substantial decrease in depressive symptoms, and 80% decrease in suicidal ideation. SPN-820 was well-tolerated with few adverse events.
•In addition, the Company presented new data at the 2024 Psych Congress in October 2024 that demonstrate a rapid Montgomery–Asberg Depression Rating Scale (MADRS) response rate (≥50% reduction) and remission (MADRS ≤10), reaching 50.0% and 35.0% of participants, respectively, at 4 hours, with additional improvement to 84.2% and 63.2% of participants by Day 10.
•The Company expects to complete enrollment in the ongoing Phase 2b multi-center randomized double-blind placebo-controlled parallel design study of SPN-820 in adults with treatment-resistant depression in November 2024. The study will examine the efficacy and safety of SPN-820 over a course of five weeks of treatment in approximately 236 patients in approximately 50 clinical sites. The primary outcome measure is the change from baseline to end of treatment period on the MADRS Total Score. Topline data from the Phase 2b trial are expected in the first half of 2025.
SPN-817 – Novel first-in-class highly selective AChE inhibitor for epilepsy
•The Company is conducting an open label Phase 2a study in patients with treatment-resistant seizures. In May 2024, the Company announced data from a planned interim analysis from the initial stage of the study (Stage A). The Company has now completed enrollment of Stage A and is reporting topline data from all subjects with focal seizures who received the 3mg and 4mg twice daily doses, completed the maintenance period (n=10), and enrolled in the post-maintenance extension period (n=6).
•Maintenance period:
◦56% median seizure reduction from baseline.
◦70% of subjects had 30% or more seizure reduction.
◦60% of subjects had 50% or more seizure reduction.
◦30% of subjects had 75% or more seizure reduction.
•Post-maintenance extension period:
◦66% median seizure reduction from baseline.
◦83% of subjects had 30% or more seizure reduction.
◦67% of subjects had 50% or more seizure reduction.
◦50% of subjects had 75% or more seizure reduction.
•Seizure Freedom:
◦Maintenance period: 1 out of 10 subjects (10%) who completed a post-baseline seizure diary had at least one four-week seizure free period.
◦Post-maintenance extension period: 1 out of 6 subjects (17%) had at least one four-week seizure free period.
•Assessment by EpiTrack®, a validated cognitive screening tool designed for patients with epilepsy, indicated that 75% of 16 subjects was equally split between those who improved and those who had no change in cognitive function.
•SPN-817 was safe and had acceptable tolerability with 2 subjects discontinuing because of treatment related adverse events out of the 26 subjects who entered the maintenance period. Stage B of the study is on-going and includes the concomitant use of an anti-emetic to reduce cholinergic adverse events observed in the study.
•A Phase 2b randomized, double-blind, placebo-controlled study in patients with treatment resistant focal seizures is expected to start by the end of 2024 studying 3mg and 4mg twice daily doses.

SPN-443 – Novel stimulant for ADHD/CNS
•The Company initiated a Phase 1 single dose study in healthy adults in the third quarter of 2024. The primary objective of the study is to assess safety and tolerability.
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
Results of Operations
Comparison of the Three and Nine Months ended September 30, 2024 and 2023
Revenues
Revenues consist primarily of net product sales of our commercial products in the U.S., supplemented by royalty and licensing revenues from our collaborative licensing arrangements. The following table provides information regarding our revenues during the three and nine months ended September 30, 2024 (dollars in thousands):

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2024	2023	Amount	Percent	2024	2023	Amount	Percent
Net product sales
Qelbree	$62,359	$37,081	$25,278	68%	$166,857	$93,840	$73,017	78%
GOCOVRI	35,657	32,889	2,768	8%	93,922	87,650	6,272	7%
Oxtellar XR	29,805	29,644	161	1%	86,265	82,359	3,906	5%
APOKYN	19,867	21,510	(1,643)	(8)%	53,811	56,324	(2,513)	(4)%
Trokendi XR	15,318	20,625	(5,307)	(26)%	48,393	74,734	(26,341)	(35)%
Other(1)	7,296	7,255	41	—%	22,053	23,008	(955)	(4)%
Total net product sales	170,302	149,004	21,298	14%	471,301	417,915	53,386	13%
Royalty, licensing and other revenues	5,387	4,876	511	10%	16,357	25,292	(8,935)	(35)%
Total revenues	$175,689	$153,880	$21,809	14%	$487,658	$443,207	$44,451	10%
___________________________________________
(1) Includes net product sales of MYOBLOC, XADAGO and Osmolex ER.
Net Product Sales
Net product sales were $170.3 million and $149.0 million for the three months ended September 30, 2024 and 2023, respectively. The increase was primarily due to increases in net product sales from Qelbree and GOCOVRI partially offset by the decline in net product sales of Trokendi XR due to generic erosion.
Net product sales were $471.3 million and $417.9 million for the nine months ended September 30, 2024 and 2023, respectively. The increase was primarily due to increases in net product sales from Qelbree and GOCOVRI, partially offset by the decline in net product sales of Trokendi XR due to generic erosion.
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

The following table provides a summary of activity with respect to accrued product returns and rebates during the periods indicated (dollars in thousands):

	Accrued Product Returns and Rebates
	Product Returns	Product Rebates	Sales Discounts	Total
Balance at December 31, 2023	$57,290	$96,984	$10,719	$164,993
Provision
Provision for current year sales	15,615	295,831	52,372	363,818
Adjustments relating to prior year sales	(7,345)	(2,244)	(6)	(9,595)
Total provision	8,270	293,587	52,366	354,223
Less: Actual payments/credits	(8,131)	(278,876)	(52,097)	(339,104)
Balance at September 30, 2024	$57,429	$111,695	$10,988	$180,112

	Accrued Product Returns and Rebates
	Product Returns	Product Rebates	Sales Discounts	Total
Balance at December 31, 2022	$45,008	$106,657	$12,995	$164,660
Provision
Provision for current year sales	17,484	310,166	48,766	376,416
Adjustments relating to prior year sales	(52)	1,657	32	1,637
Total provision	17,432	311,823	48,798	378,053
Less: Actual payments/credits	(8,096)	(310,351)	(50,960)	(369,407)
Balance at September 30, 2023	$54,344	$108,129	$10,833	$173,306
Accrued Product Returns and Rebates
The accrued product returns balance increased to $57.4 million as of September 30, 2024 from $54.3 million as of September 30, 2023. This increase was primarily due to higher net product sales and timing of related return activity offset by the $7.3 million adjustment in the estimated provision for product returns related to prior year sales. The majority of this adjustment is attributable to Qelbree, reflecting favorable actual returns experienced in 2024 for Qelbree. As a result, the Company changed its estimated provision for product returns based on the most recent experience.
The accrued product rebates balance increased to $111.7 million as of September 30, 2024 from $108.1 million as of September 30, 2023 due to timing of payments associated with government programs.
Provision for Product Returns and Rebates
The provision for product returns decreased to $8.3 million for the nine months ended September 30, 2024 from $17.4 million for the nine months ended September 30, 2023. The decrease was primarily due to the aforementioned $7.3 million adjustment in the estimated provision for product returns related to prior year sales.
The provision for product rebates decreased to $293.6 million for nine months ended September 30, 2024 from $311.8 million for the nine months ended September 30, 2023. The decrease was primarily attributable to lower Trokendi XR sales, partially offset by higher Qelbree sales and favorability in commercial programs.
Royalty, Licensing and Other Revenues
Royalty, licensing and other revenues were $5.4 million and $4.9 million for the three months ended September 30, 2024 and 2023, respectively. The increase was due to increase in royalty revenues from royalty arrangements with third parties.
Royalty, licensing and other revenues were $16.4 million and $25.3 million for the nine months ended September 30, 2024 and 2023, respectively. The decrease was primarily due to lower royalties on generic Trokendi XR due to the increased number of generic entrants.
Cost of Goods Sold

Cost of goods sold was $17.6 million and $19.6 million for the three months ended September 30, 2024 and 2023, respectively. Cost of goods sold was $51.8 million and $64.2 million for the nine months ended September 30, 2024 and 2023, respectively. The decrease in both periods was primarily driven by manufacturing efficiencies of Qelbree and a decline in net product sales of Trokendi XR due to generic erosion.
Research and Development Expenses
R&D expenses were $29.0 million and $22.7 million for the three months ended September 30, 2024 and 2023, respectively. R&D expenses were $80.1 million and $68.2 million for the nine months ended September 30, 2024 and 2023, respectively. The increase in both periods was primarily due to increased clinical program costs on SPN-817, SPN-820 and on the open-label study of Qelbree, and increased manufacturing costs of our product candidates.
Selling, General and Administrative Expenses
The following table provides information regarding our selling, general and administrative (SG&A) expenses during the periods indicated (dollars in thousands):

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2024	2023	Amount	Percent	2024	2023	Amount	Percent
Selling and marketing	$54,329	$56,785	$(2,456)	(4)%	$172,700	$173,909	$(1,209)	(1)%
General and administrative	15,424	25,915	(10,491)	(40)%	69,473	81,170	(11,697)	(14)%
Total	$69,753	$82,700	$(12,947)	(16)%	$242,173	$255,079	$(12,906)	(5)%
During the three and nine months ended September 30, 2024, the Company recorded $11.5 million and $12.0 million of insurance recoveries for certain legal costs, respectively. Legal costs were recorded under general and administrative expense as incurred. Correspondingly, the insurance recoveries were recorded as a reduction to general and administrative expenses. There were no insurance recoveries recorded in 2023.
Amortization of Intangible Assets
Amortization of intangible assets was $19.5 million and $21.2 million for the three months ended September 30, 2024 and 2023, respectively. Amortization of intangible assets was $59.7 million and $61.3 million for the nine months ended September 30, 2024 and 2023, respectively. The decrease is primarily due to impairment charges on certain acquired intangible assets in the fourth quarter of 2023 which reduced amortization expense in fiscal year 2024.
Contingent Consideration Gain
Contingent consideration was a gain of $1.0 million and a gain of $0.5 million for the three months ended September 30, 2024 and 2023, respectively. Contingent consideration was a gain of $6.5 million and a gain of $1.3 million for the nine months ended September 30, 2024 and 2023, respectively. The change for both periods was primarily driven by the passage of time for the sales-based milestones associated with the Adamas Acquisition and change in the estimated timeline of achievement of the regulatory and development milestones associated with the USWM Acquisition. See Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Operational Highlights-Product Pipeline Update-SPN-830 (apomorphine infusion device) for treatment of Parkinson's disease (PD).
Other Income (Expense)
Other income (expense) was an income of $4.1 million and $1.8 million for the three months ended September 30, 2024 and 2023, respectively. Other income (expense) was an income of $11.2 million and $6.1 million for the nine months ended September 30, 2024 and 2023, respectively. The increase in both periods was due to higher interest income on marketable securities largely driven by an overall higher investment balance in 2024 and no debt outstanding in 2024. The interest expense recognized in 2023 was related to the 2023 Notes which were paid off in April 2023.
Income Tax Expense

Income tax expense was $6.4 million (14.3% effective tax rate) and $13.0 million (18.1% effective tax rate) for the three and nine months ended September 30, 2024, as compared to an income tax expense of $25.9 million (261.6% effective tax rate) and $1.6 million (92.1% effective tax rate) for the three and nine months ended September 30, 2023. The change in both periods was primarily due to higher forecasted earnings before taxes for the three and nine months ended September 30, 2024 as compared to the near break-even forecasted earnings before taxes in 2023.

The Company's effective income tax rates for the three and nine months ended September 30, 2024 vary from the statutory federal tax rate in United States (U.S. federal tax rate) of 21% primarily due to increased tax benefits related to current and prior years research and development tax credits. The Company's effective income tax rates for the three and nine months ended September 30, 2023 vary from the statutory U.S. federal tax rate primarily due to near break-even forecasted earnings before taxes.

The annual forecasted earnings represent the Company's best estimate as of September 30, 2024 and 2023, are subject to change and could have a material impact on the effective tax rate in subsequent periods. Accounting Standard Codification 740, Income Taxes (ASC 740), requires the Company to estimate the annual effective income tax rate for the full year and apply it to pre-tax income (loss) for each interim period, taking into account year-to-date amounts and projected results for the full year.
Financial Condition, Liquidity and Capital Resources
Cash and Cash Equivalents and Marketable Securities

Cash and cash equivalents, marketable securities, and long-term marketable securities are comprised of the following (dollars in thousands):

	September 30	December 31	Change
	2024	2023	Amount	Percent
Cash and cash equivalents	$31,673	$75,054	$(43,381)	(58)%
Marketable securities	371,537	179,820	191,717	107%
Long-term marketable securities	—	16,617	(16,617)	(100)%
Total	$403,210	$271,491	$131,719	49%
We have financed our operations primarily with cash generated from product sales, supplemented by revenues from royalty and licensing arrangements, as well as proceeds from the sale of equity and debt securities. Continued cash generation is highly dependent on the success of our commercial products, as well as the success of our product candidates if approved by the FDA. While we expect continued profitability in future years, we anticipate there may be significant variability from year to year in the level of our profits particularly due to the following: continued market and payor pressures for our commercial products; the unfavorable impact of the loss of patent exclusivity for Trokendi XR in January 2023; the potential unfavorable impact of the loss of exclusivity of Oxtellar XR and XADAGO; funding for research and development of our product candidates; and the additional funding to launch SPN-830, if approved by the FDA.
The Company believes its balances of cash, cash equivalents, and unrestricted marketable securities, which totaled $403.2 million as of September 30, 2024, along with cash generated from ongoing operations and continued access to debt markets, will be sufficient to satisfy its cash requirements over the next 12 months and beyond.
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
Cash Flows
Cash flows are comprised of the following (dollars in thousands):

	Nine Months Ended September 30,		Change
	2024	2023	Amount
Net cash provided by (used in):
Operating activities	$127,545	$66,127	$61,418
Investing activities	(177,229)	334,710	(511,939)
Financing activities	6,303	(398,972)	405,275
Net change in cash and cash equivalents	(43,381)	1,865	(45,246)
Cash and cash equivalents at beginning of year	75,054	93,120	(18,066)
Cash and cash equivalents at end of period	$31,673	$94,985	$(63,312)
Operating Activities
Net cash provided by operating activities was $127.5 million and $66.1 million for the nine months ended September 30, 2024, and 2023, respectively. The increase in cash flows provided by operating activities is primarily due to higher net income for the nine months ended September 30, 2024 compared to the same period in prior year, and changes in working capital which reflects the timing impacts of cash collections on receivables and settlement of payables.
Investing Activities
Net cash used in investing activities was $177.2 million for the nine months ended September 30, 2024 compared to $334.7 million cash provided by investing activities during the same period in 2023. The change was primarily due to an increase in cash outflows from purchases of marketable securities, partially offset by higher cash inflows from the maturities of marketable securities.
Financing Activities
Net cash provided by financing activities was $6.3 million for the nine months ended September 30, 2024 compared to $399.0 million used during the same period in 2023. The change was primarily due to the payment of the total principal amounts and remaining outstanding interest due on the 0.625% Convertible Senior Notes in April 2023.
Material Cash Requirements
Refer to “Part II, Item 7 — Management’s Discussion and Analysis of Liquidity and Capital Resources” of our Annual Report on Form 10-K for the year ended December 31, 2023, and Note 14, Commitments and Contingencies, in the Notes to the Condensed Consolidated Financial Statements in Part I, Item 1, Unaudited Condensed Consolidated Financial Statements, of this Quarterly Report on Form 10-Q for the discussion of our contractual obligations.
Recently Issued Accounting Pronouncements
For a discussion of new accounting pronouncements, see Note 2 Summary of Significant Accounting Policies, in the Notes to the Condensed Consolidated Financial Statements in Part I, Item 1, Unaudited Condensed Consolidated Financial Statements, of this Quarterly Report on Form 10-Q.
Item 3.    Quantitative and Qualitative Disclosures About Market Risk
The primary objective of our investment activities is to preserve our capital to fund operations and to facilitate business development activities. We also seek to maximize income from our investments without assuming significant interest rate risk, liquidity risk, or risk of default by investing in investment grade securities with maturities of four years or less. Our exposure to market risk is confined to investments in cash and cash equivalents, marketable securities, and long-term marketable securities. As of September 30, 2024, we had cash and cash equivalents, marketable securities, and long-term marketable securities of $403.2 million.
The Company has a credit line agreement with UBS (the Credit Line) which provides a revolving line of credit of up to $150 million and can be drawn at any time. As of September 30, 2024, there was no outstanding debt under the Credit Line. In the future, we may borrow funds under the Credit Line. Variable rate borrowing, which may occur under the Credit Line, exposes us to interest rate risk as increases in interest rates would increase our borrowing costs.

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
We may contract with clinical research organizations (CROs) and investigational sites globally. Currently, we have ongoing clinical trials being conducted outside the U.S. We do not hedge our foreign currency exchange rate risk. Transactions denominated in currencies other than the U.S. dollar are recorded based on exchange rates at the time such transactions arise. As of September 30, 2024 and December 31, 2023, substantially all of our liabilities were denominated in the U.S. dollar.
Inflation generally affects us by increasing our cost of labor and the cost of services provided by our vendors. We do not believe that inflation and changing prices over the year ended December 31, 2023, and the nine months ended September 30, 2024 had a significant impact on our consolidated results of operations.
Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures required by Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act has been appropriately recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosure. We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2024, the end of the period covered by this report. Based on that evaluation, under the supervision and with the participation of our management, including our CEO and CFO, we concluded that our disclosure controls and procedures are effective as of September 30, 2024.
Changes in Internal Control over Financial Reporting
Our management, including our CEO and CFO, evaluated changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2024.
During the quarter ended September 30, 2024, no changes occurred in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Oxtellar XR®

I. Supernus Pharmaceuticals, Inc. v. Ajanta Pharma Limited, C.A. No. 22-cv-1431 (GBW) (D. Del.)
The Company received a Paragraph IV Notice Letter from generic drug maker Ajanta Pharma Limited (“Ajanta”) dated September 19, 2022, directed to ten of its Oxtellar XR® Orange Book patents. Supernus’s U.S. Patent Nos. 7,722,898; 7,910,131; 8,617,600; 8,821,930; 9,119,791; 9,351,975; 9,370,525; 9,855,278; 10,220,042; and 11,166,960 generally cover once-a-day oxcarbazepine formulations and methods of treating seizures using those formulations. The FDA Orange Book lists all ten of the Company’s Oxtellar XR® patents as expiring on April 13, 2027. On October 28, 2022, the Company filed a lawsuit against Ajanta alleging infringement of the Company’s ten Oxtellar XR® patents. The Complaint—filed in the U.S. District Court for the District of Delaware—alleges, among other things, that Ajanta infringed the Company’s Oxtellar XR® patents by submitting to the FDA an Abbreviated New Drug Application (“ANDA”) seeking to market a generic version of Oxtellar XR® prior to the expiration of the Company’s patents. Filing its October 28, 2022 Complaint within 45 days of receiving Ajanta’s Paragraph IV certification notice entitles Supernus to an automatic stay preventing the FDA from approving Ajanta’s ANDA for 30 months from the date of the Company’s receipt of the Paragraph IV Notice Letter. On January 3, 2023, Ajanta answered the Complaint and denied the substantive allegations of the Complaint, asserting affirmative defenses that include non-infringement and invalidity. Ajanta also asserted Counterclaims seeking declaratory judgments of non-infringement and invalidity. On January 24, 2023, the Company filed its Reply, denying the substantive allegations of Ajanta’s Counterclaims. The Court issued a Scheduling Order on July 13, 2023, that set a trial date of February 10, 2025. The Company entered into a settlement agreement with Ajanta, and on January 18, 2024, a stipulation of dismissal without prejudice was entered by the U.S. District Court for the District of Delaware. The agreement has been submitted to the applicable governmental agencies.
II. Supernus Pharmaceuticals, Inc. v. Aurobindo Pharma Ltd. and Aurobindo Pharma USA, Inc., C.A. No. 24-cv-9380 (KMW) (MJS) (D.N.J)
The Company received a Paragraph IV Notice Letter from generic drug maker Aurobindo Pharma Ltd. dated August 9, 2024, directed to eleven of its Oxtellar XR® Orange Book patents. Supernus’s U.S. Patent Nos. 7,722,898; 7,910,131; 8,617,600; 8,821,930; 9,119,791; 9,351,975; 9,370,525; 9,855,278; 10,220,042; 11,166,960; and 11,896,599 generally cover once-a-day oxcarbazepine formulations and methods of treating seizures using those formulations. The FDA Orange Book lists all eleven of the Company’s Oxtellar XR® patents as expiring on April 13, 2027. On September 23, 2024, the Company filed a lawsuit against Aurobindo Pharma Ltd. and Aurobindo Pharma USA, Inc. (collectively, “Aurobindo”) alleging infringement of the Company’s eleven Oxtellar XR® patents. The Complaint—filed in the U.S. District Court for the District of New Jersey—alleges, among other things, that Aurobindo infringed the Company’s Oxtellar XR® patents by submitting to the FDA an Abbreviated New Drug Application (“ANDA”) seeking to market a generic version of Oxtellar XR® prior to the expiration of the Company’s patents. Filing its September 23, 2024, Complaint within 45 days of receiving Aurobindo’s Paragraph IV certification notice entitles Supernus to an automatic stay preventing the FDA from approving Aurobindo’s ANDA for 30 months from the date of the Company’s receipt of the Paragraph IV Notice Letter. As of the date of this submission, the Court has not issued a Scheduling Order.
Trokendi XR®
III. Supernus Pharmaceuticals, Inc. v. Ajanta Pharma Limited, et al., C.A. No. 21-cv-6964 (GC)(DEA) (D.N.J.)
The Company received a Paragraph IV Notice Letter from generic drug maker Ajanta Pharma Limited dated February 10, 2021, directed to ten of its Trokendi XR® Orange Book patents. Supernus’s U.S. Patent Nos. 8,298,576; 8,298,580; 8,663,683; 8,877,248; 8,889,191; 8,992,989; 9,549,940; 9,555,004; 9,622,983; and 10,314,790 generally cover once-a-day topiramate formulations and methods of treating or preventing seizures and migraines using those formulations. The FDA Orange Book currently lists United States Patent No. 8,298,576 as expiring on April 4, 2028, and United States Patent Nos. 8,298,580; 8,663,683; 8,877,248; 8,889,191; 8,992,989; 9,549,940; 9,555,004; 9,622,983; and 10,314,790 as expiring on November 16, 2027. On March 26, 2021, the Company filed a lawsuit against Ajanta Pharma Limited and Ajanta Pharma USA Inc. (collectively “Ajanta”) alleging infringement of the Company’s Trokendi XR® Orange Book patents. The Complaint—filed in the U.S. District Court for the District of New Jersey—alleges, among other things, that Ajanta infringed the Company’s Trokendi XR® patents by submitting to the FDA an Abbreviated New Drug Application (“ANDA”) seeking to market a generic version of Trokendi XR® prior to the expiration of the Company’s patents. Filing its March 26, 2021 Complaint within 45 days of receiving Ajanta’s Paragraph IV certification notice entitles Supernus to an automatic stay preventing the FDA from approving Ajanta’s ANDA for 30 months from the date of the Company’s receipt of the Paragraph IV Notice Letter. On June 7, 2021, Ajanta answered the Complaint and denied the substantive allegations of the Complaint, asserting affirmative defenses that include non-infringement and invalidity. Ajanta also asserted Counterclaims seeking declaratory judgments of non‑infringement and invalidity for the Trokendi XR® Orange Book patents. On June 28, 2021, the Company filed its reply, denying the substantive allegations of Ajanta’s Counterclaims. Following the initial Rule 16 Scheduling Conference, the Court issued a case schedule. On December 17, 2021, the Court issued an order consolidating this lawsuit with the lawsuit against Torrent, discussed in Section

IV, below. The consolidation order extended the 30‑month stay preventing the FDA from approving Ajanta’s ANDA to December 16, 2023. The Company entered into a settlement agreement with Ajanta, and on April 4, 2023, a stipulation of dismissal without prejudice was entered by the U.S. District Court for the District of New Jersey. The agreement has been submitted to the applicable governmental agencies.
IV. Supernus Pharmaceuticals, Inc. v. Torrent Pharmaceuticals Ltd., et al., C.A. No. 21-cv-14268 (GC)(DEA) (D.N.J.)
The Company received a Paragraph IV Notice Letter from generic drug maker Torrent Pharmaceuticals Ltd. dated June 15, 2021, directed to ten of its Trokendi XR® Orange Book patents. Supernus’s U.S. Patent Nos. 8,298,576; 8,298,580; 8,663,683; 8,877,248; 8,889,191; 8,992,989; 9,549,940; 9,555,004; 9,622,983; and 10,314,790 generally cover once-a-day topiramate formulations and methods of treating or preventing seizures and migraines using those formulations. The FDA Orange Book currently lists United States Patent No. 8,298,576 as expiring on April 4, 2028, and United States Patent Nos. 8,298,580; 8,663,683; 8,877,248; 8,889,191; 8,992,989; 9,549,940; 9,555,004; 9,622,983; and 10,314,790 as expiring on November 16, 2027. On July 28, 2021, the Company filed a lawsuit against Torrent Pharmaceuticals Ltd. and Torrent Pharma Inc. (collectively, “Torrent”) alleging infringement of the Company’s Trokendi XR® Orange Book patents. The Complaint—filed in the U.S. District Court for the District of New Jersey—alleges, among other things, that Torrent infringed the Company’s Trokendi XR® patents by submitting to the FDA an Abbreviated New Drug Application (“ANDA”) seeking to market a generic version of Trokendi XR® prior to the expiration of the Company’s patents. Filing its July 28, 2021 Complaint within 45 days of receiving Torrent’s Paragraph IV certification notice entitles Supernus to an automatic stay preventing the FDA from approving Torrent’s ANDA for 30 months from the date of the Company’s receipt of the Paragraph IV Notice Letter. On September 29, 2021, Torrent answered the Complaint and denied the substantive allegations of the Complaint, asserting affirmative defenses that include non-infringement and invalidity. Torrent also asserted Counterclaims seeking declaratory judgments of non‑infringement for the Trokendi XR® Orange Book patents. On November 3, 2021, the Company filed its reply, denying the substantive allegations of Torrent’s Counterclaims. Following the initial Rule 16 Scheduling Conference, the Court issued a case schedule. On December 17, 2021, the Court issued an order consolidating this lawsuit with the lawsuit against Ajanta, discussed in Section III, above. The Court held a bench trial between July 31, 2023, and August 3, 2023. Closing arguments for the trial were held on October 4, 2023. On December 12, 2023, the Court issued an Order enjoining Torrent from launching its generic drug product through January 31, 2024, or until the Court’s trial decision issues, whichever is sooner. On January 30, 2024, the Court issued a Trial Opinion and Order, deciding in Supernus’s favor that the patent claims that Supernus asserted at trial against Torrent are both valid and infringed. The District Court entered a Final Judgment in Supernus’s favor on February 22, 2024.
On March 4, 2024, Torrent filed a Notice of Appeal of the Final Judgment with the U.S. Court of Appeals for the Federal Circuit. The Federal Circuit docketed the appeal as Supernus Pharmaceuticals, Inc. v. Ajanta Pharma Limited because the lawsuit against Torrent was previously consolidated with the lawsuit against Ajanta (see Section III above). Briefing is ongoing as of the date of this filing. The Court has not set the date for oral argument.
V. Supernus Pharmaceuticals, Inc. v. Ascent Pharmaceuticals Inc., et al., C.A. No. 23-cv-4015 (GC)(DEA) (D.N.J.)
The Company received a Paragraph IV Notice Letter from generic drug maker Ascent Pharmaceuticals Inc. dated June 15, 2023, directed to ten of its Trokendi XR® Orange Book patents. Supernus’s U.S. Patent Nos. 8,298,576; 8,298,580; 8,663,683; 8,877,248; 8,889,191; 8,992,989; 9,549,940; 9,555,004; 9,622,983; and 10,314,790 generally cover once-a-day topiramate formulations and methods of treating or preventing seizures and migraines using those formulations. The FDA Orange Book currently lists United States Patent No. 8,298,576 as expiring on April 4, 2028, and United States Patent Nos. 8,298,580; 8,663,683; 8,877,248; 8,889,191; 8,992,989; 9,549,940; 9,555,004; 9,622,983; and 10,314,790 as expiring on November 16, 2027. On July 26, 2023, the Company filed a lawsuit against Ascent Pharmaceuticals Inc., ("Ascent Pharma") Camber Pharmaceuticals, Inc., and Hetero Labs Ltd. (collectively, “Ascent”) alleging infringement of the Company’s Trokendi XR® Orange Book patents. The Complaint—filed in the U.S. District Court for the District of New Jersey—alleges, among other things, that Ascent infringed the Company’s Trokendi XR® patents by submitting to the FDA an Abbreviated New Drug Application (“ANDA”) seeking to market a generic version of Trokendi XR® prior to the expiration of the Company’s patents. Filing its July 26, 2023 Complaint within 45 days of receiving Ascent’s Paragraph IV certification notice entitles Supernus to an automatic stay preventing the FDA from approving Ascent’s ANDA for 30 months from the date of the Company’s receipt of the Paragraph IV Notice Letter. On September 28, 2023, the Court entered a stipulation of dismissal without prejudice as to only defendants Camber and Hetero, which included stipulations that, among other things: (i) Ascent Pharma will not contest personal jurisdiction or venue in this District for this Action; (ii) Camber and Hetero will be bound by any injunction in this Action to the extent it concerns the Ascent ANDA; and (iii) Ascent Pharma will collect and produce any relevant discovery that is in the possession, custody, or control of Camber and Hetero. On October 11, 2023, Ascent Pharma answered the Complaint and denied the substantive allegations of the Complaint, asserting affirmative defenses that include non-infringement and invalidity. The Company entered into a settlement agreement with Ascent Pharma, and on May 2, 2024, a stipulation of dismissal without prejudice was entered by the U.S. District Court for the District of New Jersey. The agreement has been submitted to the applicable governmental agencies.
VI. Supernus Pharmaceuticals, Inc. v. Micro Labs Ltd., et al., C.A. No. 24-cv-9338 (ZNQ)(JTQ) (D.N.J.)
The Company received a Paragraph IV Notice Letter from generic drug maker Micro Labs Ltd. dated August 13, 2024, directed to ten of its Trokendi XR® Orange Book patents. Supernus’s U.S. Patent Nos. 8,298,576; 8,298,580; 8,663,683; 8,877,248; 8,889,191; 8,992,989; 9,549,940; 9,555,004; 9,622,983; and 10,314,790 generally cover once-a-day topiramate formulations and methods of treating or preventing seizures and migraines using those formulations. The FDA Orange Book currently lists U.S. Patent No. 8,298,576 as expiring on April 4, 2028, and U.S. Patent Nos. 8,298,580; 8,663,683; 8,877,248; 8,889,191; 8,992,989; 9,549,940; 9,555,004; 9,622,983; and 10,314,790 as expiring on November 16, 2027. On September 20, 2024, the Company filed a lawsuit against Micro Labs Ltd. and Micro Labs USA, Inc. (collectively, “Micro Labs”) alleging infringement of the Company’s Trokendi XR® Orange Book patents. The Complaint—filed in the U.S. District Court for the District of New Jersey—alleges, among other things, that Micro Labs infringed the Company’s Trokendi XR® patents by submitting to the FDA an Abbreviated New Drug Application (“ANDA”) seeking to market a generic version of Trokendi XR® prior to the expiration of the Company’s patents. Filing its September 20, 2024, Complaint within 45 days of receiving Micro Labs’ Paragraph IV certification notice entitles Supernus to an automatic stay preventing the FDA from approving Micro Labs’ ANDA for 30 months from the date of the Company’s receipt of the Paragraph IV Notice Letter. As of the date of this submission, the Court has not issued a Scheduling Order.
APOKYN®
VII. Sage Chemical, Inc., et al. v. Supernus Pharmaceuticals, Inc., et al., C.A. No. 22-cv-1302 (CJB) (D. Del.)
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
Adamas's patents in question were licensed exclusively to Forest. The complaint includes a claim for damages of “potentially more than $2.5 billion dollars,” treble damages and statutory penalties. To date the federal and state governments have declined to intervene in this action. This case is currently stayed pending Adamas's and Allergan's interlocutory appeal of the District Court's December 11, 2020 order denying Adamas's and Allergan's motions to dismiss the complaint. The appeal was heard by the United States Court of Appeals for the Ninth Circuit (Case No. 21-80005). Argument was held on January 10, 2022. On August 25, 2022, the Ninth Circuit sided with the defendants by reversing the District Court’s public disclosure bar rulings and remanding the case back to the District Court to decide certain issues in the first instance. On October 11, 2022, the plaintiff filed a petition for rehearing with the Ninth Circuit, which was denied. On December 23, 2022, defendants filed renewed motions to dismiss directed to the remaining unresolved issue. On March 20, 2023, the District Court entered an order and final judgment dismissing with prejudice the FCA claim while declining to exercise supplemental jurisdiction over the state false claims act claims which were dismissed without prejudice. On April 19, 2023, the plaintiff appealed the District Court's dismissal of the Federal False Claims Act claim. On February 20, 2024, the plaintiff filed a motion for an indicative ruling and to set aside the judgment in the District Court, based on the same arguments raised in his appeal. That motion was fully briefed and the District Court determined that the motion for an indicative ruling was suitable for determination without a hearing. On May 7, 2024, the District Court denied the plaintiff’s motion for an indicative ruling. The appeal is fully briefed, and the Ninth Circuit has set oral argument for November 21, 2024.
On December 10, 2019, a putative class action lawsuit alleging violations of the federal securities laws was filed by Ali Zaidi against Adamas and certain of Adamas's former directors and officers in federal court in the Northern District of California (Case No. 4:19-cv-08051). This lawsuit alleges violations of the Securities Exchange Act of 1934 by Adamas and certain of Adamas's former directors and officers. On October 8, 2021, the presiding judge dismissed the litigation, and granted Plaintiffs leave to amend their complaint. On November 5, 2021, Plaintiffs filed their second amended class action complaint. On December 10, 2021, Adamas filed a motion to dismiss the Second Amended Complaint. Plaintiffs opposed the motion to dismiss. On January 13, 2023, the Court granted in part and denied in part Defendants’ Motion to Dismiss. All claims against Adamas have been dismissed with prejudice, but claims against one of the individual defendants, who may have certain rights to indemnification, remain. On February 27, 2023, Plaintiffs advised the Court that Plaintiffs would proceed only on the remaining claim against one of the individual defendants. The individual defendant filed an answer denying the claim on April 28, 2023. On September 21, 2023, the parties reached an agreement in principle to settle the Zaidi litigation, subject to court approval. On October 31, 2023, the Court granted the parties' stipulation staying all proceedings and vacating all existing deadlines. On April 2, 2024, the Court preliminarily approved the settlement of the case, including a $4.7 million payment from insurers, subject to further consideration at a settlement hearing to be held in September 2024. On September 27, 2024, the Court granted final approval of the class action settlement, dismissed the lawsuit with prejudice, and final judgment was entered.
Adamas believes it has strong factual and legal defenses to all actions and intends to defend itself vigorously.
Item 1A. Risk Factors
Any investment in our business involves a high degree of risk. Before making an investment decision, you should carefully consider the information we include in this Quarterly Report on Form 10-Q, including our condensed consolidated financial statements and related notes; the additional information in the other reports we file with the Securities and Exchange Commission; and the risks described in our Annual Report on Form 10-K for the year ended December 31, 2023 and quarterly report on Form 10-Q for the period ended September 30, 2024. These risks may result in material harm to our business and our financial condition and results of operations. If a material, adverse event was to occur, the market price of our common stock may decline, and you could lose part or all of your investment.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
(a)    Sales of Unregistered Securities.
None.

Item 3.    Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
None.
Item 5.    Other Information
(a)     None.
(b)    None.
(c)    Insider Trading Arrangements and Policies.

Name and Title of Director or Officer	Rule 10b5-1 Trading Arrangement(1)	Trading Arrangement Adopted or Terminated	Date of Adoption or Termination	Duration of Trading Arrangement	Aggregate Number of Securities to be Purchased Pursuant to Trading Arrangement	Aggregate Number of Securities to be Sold Pursuant to Trading Arrangement
Jack Khattar, President, Chief Executive Officer and Director	Yes	Terminated	August 12, 2024	First Transaction Date through August 12, 2024	—	75,037
Padmanabh Bhatt SVP, Chief Scientific Officer, Intellectual Property	Yes	Adopted	September 3, 2024	First Transaction Date through March 31, 2025	131,995	131,995 (2)
____________________________________
(1) Indicates whether the trading arrangement is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c).
(2)This trading arrangement covers the exercise and sale of stock options, with a portion of such sales limited to an amount reasonably estimated such that the net proceeds from the sale are sufficient to cover the exercise cost and taxes associated with the exercise of the stock options.
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

101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, formatted in Inline XBRL: (i) Cover Page, (ii) Condensed Consolidated Statements of Earnings (Loss), (iii) Condensed Consolidated Statements of Comprehensive Earnings (Loss), (iv) Condensed Consolidated Balance Sheets, (v) Condensed Consolidated Statements of Changes in Stockholders' Equity, (vi) Condensed Consolidated Statements of Cash Flows, and (vii) the Notes to Condensed Consolidated Financial Statements, tagged in summary and detail.

104	The cover page of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, formatted in Inline XBRL (included with the Exhibit 101 attachments).
_______________________________________________________________________________

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUPERNUS PHARMACEUTICALS, INC.

DATED: November 4, 2024	By:	/s/ Jack A. Khattar
Jack A. Khattar President and Chief Executive Officer

DATED: November 4, 2024	By:	/s/ Timothy C. Dec
Timothy C. Dec Senior Vice-President and Chief Financial Officer