Form 10-K
period 2024-12-31
SUPERNUS PHARMACEUTICALS, INC.
filed 2025-02-25
CIK 1356576

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED December 31, 2024
or

☐	TRANSMISSION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM                                    TO
 COMMISSION FILE NUMBER: 001-35518
SUPERNUS PHARMACEUTICALS, INC.
(Exact name of registrant as specified in its charter)

Delaware			20-2590184
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification Number)

9715 Key West Avenue	Rockville	MD	20850
(Address of Principal Executive Offices)			(zip code)
	(301)	838-2500
(Registrant's telephone number, including area code)
SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

TITLE OF EACH CLASS:	February 18, 2025	Trading Symbol	NAME OF EACH EXCHANGE ON WHICH REGISTERED:
Common Stock, $0.001 Par Value	55,814,496	SUPN	NASDAQ Stock Market LLC
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☒    No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
As of June 30, 2024, the aggregate market value of the common stock held by non-affiliates of the registrant based on the closing price of the common stock on the NASDAQ Global Market was 1,413,025,683.

DOCUMENTS INCORPORATED BY REFERENCE
Certain portions of the registrant's definitive Proxy Statement for its 2025 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission not later than 120 days after the end of the registrant's 2024 fiscal year end, are incorporated by reference into Part III of this Annual Report on Form 10-K.

SUPERNUS PHARMACEUTICALS, INC.
FORM 10-K
For the Year Ended December 31, 2024

Unless the content requires otherwise, the words "Supernus," "we," "our" and "the Company" refer to Supernus Pharmaceuticals, Inc. and/or one or more of its subsidiaries, as the case may be. These terms are used solely for the convenience of the reader. Supernus Pharmaceuticals, Inc. and each of its subsidiaries are distinct legal entities. For example, MDD US Operations, LLC, a wholly-owned indirect subsidiary of Supernus Pharmaceuticals, Inc., is the exclusive licensee and distributor of APOKYN and ONAPGO in the United States and its territories. Adamas Operations, LLC ("Adamas Operations"), a wholly-owned indirect subsidiary of Supernus Pharmaceuticals, Inc., wholly owns the patents and patent applications related to GOCOVRI and Osmolex ER and has a license agreement with Supernus Pharmaceuticals, Inc., granting Supernus Pharmaceuticals, Inc. rights to market and sell GOCOVRI.
We, including our subsidiaries, are the owner/licensee of various U.S. federal trademark registrations (®) and registration applications (TM), including the following marks referred to in this Annual Report on Form 10-K, pursuant to applicable U.S. intellectual property laws: "Supernus®", "Microtrol®", "Solutrol®", "Qelbree®", "GOCOVRI®", "Oxtellar XR®", "APOKYN®", "Trokendi XR®", "XADAGO®", "MYOBLOC®", "Osmolex ER®", "Namzaric®", "ONAPGOTM", and the registered Supernus Pharmaceuticals logo.
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
These forward-looking statements include expectations regarding the potential benefits and commercialization of ONAPGO. In addition to the factors mentioned in this annual report, such risks and uncertainties include, but are not limited to, the Company's ability to sustain and increase its profitability; the Company's ability to raise sufficient capital to fully implement its corporate strategy; the implementation of the Company’s corporate strategy, including the successful identification and implementation of business development opportunities; the Company's future financial performance and projected expenditures; the Company's product research and development activities, including the timing and progress of the Company's clinical trials, and projected expenditures; the Company's ability to receive, and the timing of any receipt of, regulatory approvals to develop and commercialize the Company's product candidates; the Company's ability to protect its intellectual property and operate its business without infringing upon the intellectual property rights of others; the Company's expectations regarding federal, state and foreign regulatory requirements; the therapeutic benefits, effectiveness and safety of the Company's product candidates; the accuracy of the Company's estimates of the size and characteristics of the markets that may be addressed by its products and product candidates; the Company's ability to increase its manufacturing capabilities for its products and product candidates; the Company's projected markets and growth in markets; the early entry into the market of generic equivalents to all the Company's approved products; the Company's ability to develop successful product formulations that are accepted by patients, physicians, and payors; availability of potential funding sources; the Company's ability to meet its staffing needs; the Company's ability to comply with the Corporate Integrity Agreement and other risk factors set forth from time to time in the Company's filings with the Securities and Exchange Commission made pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended.
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
ITEM 1.     BUSINESS.
Overview
Supernus Pharmaceuticals, Inc. (the Company) is a biopharmaceutical company focused on developing and commercializing products for the treatment of central nervous system (CNS) diseases. The Company's diverse neuroscience portfolio includes approved treatments for attention-deficit hyperactivity disorder (ADHD), dyskinesia in Parkinson's Disease (PD) patients receiving levodopa-based therapy, hypomobility in PD, epilepsy, migraine, cervical dystonia, and chronic sialorrhea. The Company is developing a broad range of novel CNS product candidates including new potential treatments for epilepsy, depression, and other CNS disorders.
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

Our Strategy
Our mission is to improve the lives of patients suffering from CNS diseases. Our vision is to be a leader in the CNS industry by developing and commercializing new medicines for the treatment of CNS diseases. Key elements of our strategy to achieve this vision include:
•Drive growth and profitability. Using dedicated sales and marketing resources in the U.S., we continue to drive the revenue growth of our key marketed products.
•Advance product candidates toward commercialization. Several product candidates in our pipeline are in early-to-late stage clinical testing, and moving toward being commercially available to patients.
•Continue to grow our pipeline. We continue to evaluate and develop additional CNS product candidates that we believe have significant commercial potential through our internal research and development efforts.
•Target strategic business development opportunities. We actively explore a broad range of strategic opportunities. This includes in-licensing products and entering into co-promotion and co-development partnerships for our commercial products and product candidates, as well as acquisitions of businesses with either or both commercial products and product candidates.
Commercial Products
Our commercial products, including those sold by or through our subsidiaries, include:
Qelbree®
Qelbree (viloxazine extended-release capsules) is a novel non-stimulant product indicated for the treatment of ADHD in adults and pediatric patients 6 years and older. On April 2, 2021, the FDA approved Qelbree for the treatment of ADHD in pediatric patients 6 to 17 years of age. In May 2021, the Company launched Qelbree for pediatric patients in the U.S. On April 29, 2022, the FDA approved Qelbree for treatment of ADHD in adult patients. The Company launched Qelbree for adult patients in May 2022. In January 2025, the FDA approved an expanded label update for Qelbree to include new data on the pharmacodynamics and use in breastfeeding mothers.
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
ONAPGOTM
ONAPGO (apomorphine hydrochloride) injection is the first and only subcutaneous apomorphine infusion device for the treatment of motor fluctuations in adults with advanced PD. ONAPGO was approved by the FDA in February 2025 and received an Orphan Drug Designation. ONAPGO will be launched in the second quarter of 2025.

Research and Development
We are committed to the development of innovative product candidates in neurology and psychiatry, including the following:
We also engage in a variety of research and development efforts including development of a pipeline of novel CNS product candidates for the treatment of various CNS conditions. We have devoted and continue to devote significant resources to research and development activities. We expect to incur significant expenses as we continue developing each of our product candidates through FDA approval or until the program terminates; and expanding product indications for approved products and our intellectual property portfolio. Our expectations regarding our research and development programs are subject to the risks described under Item 1A—Risk Factors—Risks Related to Our Industry and Business.
ONAPGO (formerly SPN-830)
ONAPGO (apomorphine hydrochloride) injection is the first and only subcutaneous apomorphine infusion device for the treatment of motor fluctuations in adults with advanced PD. ONAPGO was approved by the FDA in February 2025 and received an Orphan Drug Designation. ONAPGO will be launched in the second quarter of 2025.
The approval of ONAPGO is based on results from a Phase 3, twelve-week, multicenter, parallel-group, double-blind, randomized, placebo-controlled study (N=107) evaluating the efficacy and safety of ONAPGO. The primary efficacy endpoint was the mean change in total daily "OFF" time assessed from baseline to the end of the twelve-week treatment period based on patient diaries. The key secondary endpoints were the mean change in daily GOOD ON time, which was defined as ON time without troublesome dyskinesia, and Patient Global Impression of Change (PGIC).
During the Phase 3 study, ONAPGO significantly reduced the amount of daily "OFF" time at twelve weeks from baseline (p=0.0114), with ONAPGO-treated patients (n=53) experiencing a 2.6-hour reduction compared to placebo (n=51) with 0.9 hours. The reduction in daily "OFF" time was accompanied by a similar significant increase in daily GOOD ON time (2.8 hours for ONAPGO-treated patients compared to 1.1 hours for the placebo group; p=0.0188). In addition, numerically greater improvements in daily "OFF" time and daily GOOD ON time were seen as early as the first week of treatment and were maintained throughout all measured timepoints. Additionally, ONAPGO-treated patients more frequently reported improvement in their state of general health compared with placebo-treated patients (PGIC: 79% vs. 24%; p<0.0001). The most common adverse events (≥10% incidence) were infusion-site nodule, nausea, somnolence, infusion-site erythema, dyskinesia, headache, and insomnia.
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
We are conducting an open-label Phase 2a clinical study of SPN-817 in patients with treatment-resistant seizures. The first part of this study (Stage A) has completed dosing in the titration and maintenance periods. We have completed enrollment of Stage A and announced in     November 2024 the topline data from all subjects with focal seizures who received the 3mg and 4mg twice daily doses, completed the maintenance period (n=10), and enrolled in the post-maintenance extension period (n=6).
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
Assessment by EpiTrack®, a validated cognitive screening tool designed for patients with epilepsy, indicated that 75% of 16 subjects was equally split between those who improved and those who had no change in cognitive function. SPN-817 was safe and had acceptable tolerability with 2 subjects discontinuing because of treatment related adverse events out of the 26 subjects who entered the maintenance period. The second part of this study (Stage B) is on-going and includes the use of a concomitant anti-emetic to reduce the cholinergic adverse events observed in the study.
We initiated a Phase 2b randomized, double-blind, placebo-controlled study of 3mg and 4mg twice daily doses in approximately 258 adult patients with treatment resistant focal seizures.
SPN-820 (NV-5138)
SPN-820 is a first-in-class, orally active small molecule that activates the brain mechanistic target of rapamycin complex 1 (mTORC1), a gatekeeper of cellular metabolism and renewal. SPN-820 binds to and modulates sestrin, which senses amino acid availability in the brain, a potent natural activator of mTORC1.
Depression is associated with synapse loss and reduced synaptic plasticity in key brain regions including the prefrontal cortex and increasing mTORC1-mediated synaptic plasticity is a promising avenue to treat depression and associated symptoms. SPN-820 selectively binds to intracellular sestrin proteins and subsequently engages a cascade of multi-protein complexes, enhancing mTORC1 signaling. A single administration of SPN-820 rapidly (on within one hour) and transiently (off within seven hours) enhances intracellular mTORC1 signaling in the prefrontal cortex of animals, restores levels of synaptic proteins, reducing depressive-like behaviors in a brain-derived neurotrophic factor "BDNF"-dependent manner. The rapid and transient enhancement of mTORC1 signaling in the prefrontal cortex is required for anti-depressant effects in preclinical animal models. The intracellular mechanism of SPN-820, and the lack of binding to cell surface receptors, suggests the potential for a differentiated safety profile.
A Phase 1 trial demonstrated early proof of concept in which a single dose of SPN-820 showed a rapid and sustained improvement in core symptoms, with favorable safety and tolerability in patients with treatment resistant depression. We believe the novel mechanism of action (MOA) in depression may improve symptoms of depression in patients who have failed other agents.
We completed a Phase 2a multi-center open label study in 40 subjects with Major Depressive Disorder (MDD) in the fourth quarter of 2024. The data were based on 40 enrolled subjects, of which 38 completed the ten-day treatment period. The primary objective of the study was to assess efficacy in MDD, as well as the onset of efficacy. The Phase 2a study demonstrated rapid and substantial decrease in depressive symptoms, and 80% decrease in suicidal ideation. SPN-820 was well-tolerated during the study with few adverse events reported by the subjects. In addition, the data demonstrated a rapid Montgomery–Asberg Depression Rating Scale (MADRS) response rate (≥50% reduction) and remission (MADRS ≤10), reaching 50.0% and 35.0% of subjects, respectively, at 4 hours, with additional improvement to 84.2% and 63.2% of participants by Day 10.
In February 2025, we reported topline results from the Phase 2b study of SPN-820. The Phase 2b study of SPN-820 in adults with treatment-resistant depression did not demonstrate a statistically significant improvement on the primary endpoint of change from baseline in the MADRS total score to Week 4 (SPN-820 [LS mean ± Standard Error]: -12.3 ± 0.96 vs. placebo: -11.9 ± 0.96; p = not significant). There was no treatment difference between SPN-820 and placebo in the change from baseline to Week 4 for the secondary endpoints. The safety profile of SPN-820 was consistent with previous clinical trials, showing few adverse events.
The Phase 2b study was a multi-center randomized double-blind placebo-controlled trial of SPN-820 in adults with treatment-resistant depression. The study examined the efficacy and safety of SPN-820 over a course of four weeks of treatment and then a week of blinded placebo-washout in approximately 250 patients from approximately 40 clinical sites. The primary outcome measure was the change from baseline to end of treatment period on the MADRS Total Score.
SPN-443 – Novel stimulant for the treatment of ADHD/CNS
We completed a Phase 1 single dose study in healthy adults in 2024 following submission of an Investigational New Drug Application. The study was a first in human, pilot pharmacokinetic study of two oral formulations of SPN-443 in healthy adults. The primary objective of the study was to assess the safety and tolerability. This molecule, along with its major metabolites, is an inhibitor of norepinephrine, dopamine and serotonin, also known as a triple reuptake inhibitor. Both formulations of SPN-443 showed adequate bioavailability and were well tolerated.
Sales and Marketing
We market our key products through our own sales forces in the U.S. and seek strategic collaborations with other pharmaceutical companies to commercialize our products outside of the U.S. We have a commercial sales and marketing organization in the U.S. to support sales of our commercial products. We believe our current sales forces in the U.S. are effectively targeting healthcare providers to support and grow our key commercial products.
One sales force focuses on serving movement disorder specialists and other specialized health care providers in the U.S. in the Parkinson's area.
The second sales force focuses on serving psychiatrists, pediatricians, primary care physicians and other health professionals in the ADHD area.
Customers
The majority of our product sales are to pharmaceutical wholesalers, specialty pharmacies, and distributors who, in turn, sell our products to pharmacies, hospitals, and other customers, including federal and state entities. The majority of sales of Qelbree, Oxtellar XR, Trokendi XR, and XADAGO are made to wholesalers and distributors. In addition, MYOBLOC is available for direct purchase by physicians and hospitals. The majority of sales of GOCOVRI and APOKYN, are made to specialty pharmacies.
Each of our three major customers, Cencora, Inc., Cardinal Health, Inc., and McKesson Corporation, individually accounted for more than 20% of our total product revenue in 2024 and collectively accounted for more than 77% of our total product revenue in 2024.
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
Our product, Qelbree, is a novel nonstimulant taken once-daily for full-day exposure. Efficacy and symptom improvement was observed early in treatment in clinical studies. Also, it has a proven safety and tolerability profile, with no evidence of abuse potential in clinical studies. Qelbree was the first novel nonstimulant treatment for ADHD approved by the FDA since 2011.
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
APOKYN is given as needed as an adjunct to levodopa/carbidopa therapy in PD patients who experience "OFF" episodes. In well-controlled clinical studies, APOKYN injections were effective in treating "OFF" periods, as measured by the motor function subset of the Unified Parkinson's Disease Rating Scale (UPDRS). APOKYN, delivered via an injection pen, is for patients for whom oral levodopa will not sufficiently control "OFF" periods. Patients taking APOKYN saw 95% of "OFF" episodes reversed, with improvement beginning as quickly as 10 minutes post-dosing in clinical studies. With the alternative of immobility and limited function, we believe the rapid and reliable reduction of "OFF" episode symptoms is of utmost importance to patients. APOKYN competes with pro re nata therapies such as Inbrija, and other adjunctive therapies, including NOURIANZ. APOKYN also competes with other products for the treatment of PD, both branded such as VYALEV, and generic, including levodopa products.
For patients who experience significant "OFF" time each day, the Company has developed ONAPGO, formerly known as SPN-830, the first and only subcutaneous apomorphine infusion device for the treatment of motor fluctuations in adults with advanced PD. The infusion may reduce the variability in motor symptoms of PD and offer improved tolerability versus the acute injection route. The FDA approved ONAPGO in February 2025, and the Company will launch ONAPGO in the second quarter of 2025. ONAPGO competes with VYALEV, and with other products for the treatment of PD, both branded and generic, including levodopa products.
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
Trokendi XR competes with all immediate-release and extended-release topiramate products, including Topamax, Qudexy XR, and other generic topiramate products. Oxtellar XR competes with all immediate-release and extended-release oxcarbazepine products, including Trileptal and other generic oxcarbazepine products. Both Oxtellar XR and Trokendi XR compete with other anti-epileptic products, both branded and generic. Many medications are used to treat epilepsy, including topiramate, oxcarbazepine, acetazolamide, brivaracetam, carbamazepine, clobazam, lacosamide, phenytoin, valproic acid, lamotrigine, gabapentin, levetiracetam phenobarbital, and zonisamide.
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
Manufacturing
We currently depend on third-party commercial manufacturing organizations (CMOs) for all manufacturing operations, including the production of raw materials, dosage form product, and product packaging. This encompasses products for commercial use, as well as some products for preclinical and clinical research. We do not own or operate manufacturing facilities for the production of any of our product candidates beyond that used in Phase 2 clinical trials, nor do we have plans to develop our own manufacturing operations in the foreseeable future to support Phase 3 clinical trials or commercial production. We currently employ internal resources to manage our manufacturing contractors.
We have agreements with CMOs headquartered in North America, including: Patheon Pharmaceuticals, Inc. (a subsidiary of Thermo Fisher Scientific Inc.), Packaging Coordinators, Inc., Aphena Pharma Solutions, and Catalent Pharma Solutions, Europe, and Asia for the manufacturing and packaging of some of our commercial products, including those of our subsidiaries, as well as for our pipeline product candidates. For Qelbree, Trokendi XR, GOCOVRI, and Oxtellar XR we currently rely on third-party CMOs for the manufacturing and packaging of final commercial products. We rely on third-party CMOs in Asia for the manufacturing of bulk drug substance for Trokendi XR and Oxtellar XR and rely on a third-party CMO in Europe for the raw materials and manufacturing of Qelbree and GOCOVRI. With respect to GOCOVRI and Qelbree, we have an additional manufacturer of bulk drug substance. These CMOs offer a comprehensive range of contract manufacturing and packaging services.
We purchase APOKYN, ONAPGO, MYOBLOC, and XADAGO, as finished goods. APOKYN is manufactured and packaged in Europe for the U.S. market and is supplied to us by our licensing partner, Britannia. ONAPGO is manufactured in Europe, supplied to us by Britannia, and packaged in the U.S.. Britannia (a subsidiary of Stada Arzneimittel AG) also supplies injectable apomorphine to the European market under the brand name Apo-go. MYOBLOC is manufactured and packaged in Europe by Merz GmbH & Co. KGaA (Merz). Under the contract manufacturing agreement with Merz for the manufacture and supply of MYOBLOC, the Company has an annual minimum purchase requirement of MYOBLOC amounting to an estimated €3.9 million. XADAGO is manufactured and packaged in Europe by Zambon S.p.A. (Zambon).
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

Our Proprietary Technology Platforms
We have a successful track record of developing and launching novel products by applying proprietary formulation technologies to known drugs to improve their side effect profile or improve patient adherence. In addition, we have developed new indications for existing therapies. Our key proprietary technology platforms include: Microtrol, Solutrol, and EnSoTrol. These technologies have been utilized to create novel, customized product profiles designed to enhance efficacy, reduce the frequency of dosing to improve patient adherence and improve tolerability. Our technologies have been used to create ten commercial products, including our products: Qelbree, Trokendi XR and Oxtellar XR; Adderall XR (developed for Shire, which has been acquired by Takeda Pharmaceutical Company); Intuniv (developed for Shire); Mydayis (developed for Shire); Orenitram (developed for United Therapeutics Corporation); and Namzaric (developed for Allergan plc).
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
Patent Portfolio
Our commercial products, including those of our subsidiaries, covered by active patents include Trokendi XR, Oxtellar XR, Qelbree, GOCOVRI, Osmolex ER and XADAGO. We, or our subsidiaries, own all the issued patents for Trokendi XR, Oxtellar XR, Qelbree, GOCOVRI, Osmolex ER, as well as the pending U.S. patent applications for Qelbree and GOCOVRI. We have a license from Zambon for the U.S. patents that cover XADAGO.
The Company has ongoing patent litigation concerning Trokendi XR. For more information, refer to Part I, Item 3—Legal Proceedings in this Annual Report on Form 10-K.
Qelbree
We have three families of pending U.S. non-provisional and foreign counterpart patent applications for Qelbree. Patents, if issued, could expire from 2029 to 2035. We have patents issued in the U.S., Canada, and certain countries in Europe covering a method of treating ADHD using viloxazine hydrochloride. In a second family, covering the novel synthesis process of the active ingredient, we have patents issued in the U.S. as well as in certain foreign countries. In a third family, we have four patents issued in the U.S. covering modified release formulations of viloxazine hydrochloride, three of which cover Qelbree. We also have patents issued in certain foreign countries. We own all the issued patents and the pending patent applications.
GOCOVRI
The patent portfolio covering GOCOVRI includes 19 U.S. patents. We have additional pending applications containing method and composition claims relating to the pharmacokinetic profile and dosing, and formulations of amantadine extended release. The issued patents expire through 2038. These patents and patent applications are owned by Adamas Operations and, as of the first quarter of 2022 are licensed to Supernus Pharmaceuticals, Inc.

Prior to our acquisition of Adamas, Adamas entered into settlement agreements with third parties, permitting the sale of a generic version of GOCOVRI (amantadine) extended-release capsules (including for any new indications approved under the GOCOVRI NDA) on or after June 4, 2029.
Oxtellar XR
Our extended-release oxcarbazepine patent portfolio currently includes 14 U.S. patents, 11 of which cover Oxtellar XR. The 11 issued U.S. patents covering Oxtellar XR will expire no earlier than 2027. We own all of the issued patents and the pending U.S. patent applications. We also own additional foreign patents for extended-release oxcarbazepine.
The Company entered into settlement and license agreements with third parties, permitting the sale of a generic version of Oxtellar XR beginning in September 2024.
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
XADAGO
The patent portfolio covering XADAGO has 3 U.S. patents licensed from Zambon. These patents will expire from 2027 to 2031.
The Company has entered into settlement agreements with third parties, permitting the sale of a generic version of XADAGO beginning in December 2027, or earlier under certain circumstances.
ONAPGO
In February 2025, ONAPGO received Orphan Drug Designation in the U.S. from the FDA. ONAPGO received seven years of U.S exclusivity from the time of approval by the FDA.
SPN-817 (huperzine A)
We have one patent issued in the U.S., and in China, Mexico, and certain other foreign countries relating to extended-release formulations of huperzine. We additionally have pending patent applications in the U.S. and certain foreign countries.
SPN-820 (NV-5138)
Under the terms of the April 2020 Development Agreement with Navitor Pharmaceuticals, Inc. (Navitor Inc.), we have an exclusive option to license or acquire NV-5138 in all world territories, prior to initiation of the Phase 3 clinical program. NV-5138 has multiple patents issued covering composition of matter, various methods of use, etc. in the U.S. and certain other foreign countries. The issued patents have expiration dates of 2036-2038 or beyond. There are additional pending patent applications in the U.S. and certain foreign countries.
Other Intellectual Property Rights
We, including our subsidiaries, seek trademark protection in the U.S. and internationally, where available and when appropriate. We, including our subsidiaries, have filed for trademark protection for several marks, which are used in connection with our pharmaceutical research and development collaborations as well as with our products and those of our subsidiaries. We or our subsidiaries are the owner/licensee of various U.S. federal trademark registrations (®) and registration applications (TM), including the following marks referred to in this Annual Report on Form 10-K, pursuant to applicable U.S. intellectual property laws: "Supernus®", "Microtrol®", "Qelbree®", "GOCOVRI®", "Oxtellar XR®", "APOKYN®", "Trokendi XR®", "XADAGO®", "MYOBLOC®", "Osmolex ER®", "Namzaric®", "ONAPGOTM", and the registered Supernus Pharmaceuticals logo.
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
A patent’s term can be shortened through a process called a "terminal disclaimer." This process can be undertaken when a patent application is considered too similar to another patent owned by the same applicant. Without this process an applicant could be barred from obtaining a new related patent because it would be deemed to be an obvious variant of an existing patent. By filing a terminal disclaimer, a new patent can be issued at the cost of the applicant acknowledging that the new patent cannot extend beyond the expiration of the original patent. A new patent issued after the filing of a terminal disclaimer cannot be asserted against others unless the owner of the new patent also owns the previously existing patent that was the subject of the terminal disclaimer. Recent legal decisions have shown that filing a terminal disclaimer can reduce any extra time added to a patent’s term due to delays in the patent approval process. Patent applicants typically avoid filing terminal disclaimers when doing so would negatively affect their interests.
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
In the future, if any of our product candidates receive FDA or other regulatory approval, we may be able to apply for PTEs on patents covering those products. Depending upon the timing, duration, and specifics of FDA approval and the issuance of a U.S. patent, we may obtain limited patent term restoration.
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
APOKYN and ONAPGO (apomorphine hydrochloride)
In January 2016, we entered into an Amended and Restated Distribution, Development, Commercialization, and Supply Agreement with Britannia that grants us certain intellectual property and product rights in relation to APOKYN, including the right to use and market APOKYN in the United States (Territory). Additionally, under the agreement, Britannia retains certain intellectual property and product rights in relation to APOKYN, including the right to use and market APOKYN in the rest of the world, excluding the United States. Under the Agreement, Britannia has an obligation to supply us with APOKYN for our marketing and sale of the product.
Under the agreement, we are obligated to pay Britannia a royalty based upon U.S. net sales, adjusted for other product related costs for APOKYN, ONAPGO (formerly known as SPN-830), and any other commercial products jointly developed under the agreement. The parties have also agreed to a cost sharing arrangement for the development of new products beyond APOKYN. Under the agreement, we are obligated to pay more than half of the related costs associated with the development of ONAPGO (formerly known as SPN-830) or other new products that are commercialized solely by the Company in the U.S. For costs associated with new products that are commercialized both inside and outside the Territory, we are obligated to pay less than half of the related costs.
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
MYOBLOC
In May 2004, we entered into an asset purchase agreement with a third party resulting in us owning the worldwide rights to MYOBLOC in exchange for us paying a low double-digit royalty based on U.S. annual net sales of MYOBLOC. We make royalty payments to Elan Pharmaceuticals, LLC, a subsidiary of Perrigo Pharma International DAC. While we currently have no intention of seeking approval in the U.S. for cosmetic use, if MYOBLOC is so approved, a milestone payment would be due and the royalty rate will become subject to certain reductions based on cosmetic use net sales. We also have the right under the agreement to make use of, develop and offer for sale worldwide products containing Botulinum Toxin Type B. The agreement may not be terminated for convenience.
We have a contract manufacturing agreement with Merz Pharma GmbH & Co. KGaA (Merz) for the manufacture and supply of MYOBLOC (Merz Agreement). Pursuant to the Merz Agreement, Merz is required to provide a dedicated manufacturing facility including a stand-alone building, dedicated clean room suites, dedicated manufacturing and purification equipment, and filling and packaging production lines (collectively, the manufacturing facility) to manufacture finished products. The Merz Agreement will expire in July 2027, unless the Company and Merz mutually agree to extend the term. The Merz

Agreement may not be terminated for convenience. Under the terms of the Merz Agreement, the Company is required to purchase a minimum quantity of finished products on an annual basis. This minimum purchase requirement represents the in-substance fixed contract consideration associated with the dedicated manufacturing facility. The Company has an annual minimum purchase quantity requirement of finished products.
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
SPN-820 (NV-5138)
In April 2020, we entered into a development agreement (the Development Agreement) with Navitor Inc. We can terminate the Development Agreement upon 30 days' notice. Under the terms of the Development Agreement, the Company and Navitor Inc. will jointly conduct a Phase 2 clinical program for NV-5138 (SPN-820) for treatment-resistant depression. We will bear all of the Phase 1 and Phase 2 development costs incurred by either party, up to a maximum of $50 million, which amount could be increased under the terms of the Development Agreement upon Navitor Inc.’s request and the Company’s consent. In 2020, we paid a one-time, nonrefundable, and non-creditable fee of $10 million for the option to acquire or license NV-5138 (SPN-820) and made a $15 million equity investment representing approximately 13% ownership in Navitor Inc. There are also certain additional payments which could be incurred by us that are contingent upon Navitor Inc. achieving defined milestones. These payments include an additional license or acquisition fee depending on whether we ultimately license or acquire NV-5138 (SPN-820), and subsequent clinical, regulatory and sales milestone payments. The total payments, exclusive of the royalty payments on net sales of NV-5138 (SPN-820) and development costs paid by us under the agreement, have the potential to reach $410 million to $475 million, which includes an aggregate upfront payment of $25 million paid in 2020 for the option to acquire or license NV-5138 (SPN-820) and the equity investment, an additional license or acquisition fee depending on whether we ultimately license or acquire NV-5138 (SPN-820), and subsequent clinical, regulatory and sales based milestone payments. We also will have the first right of refusal for any compound with a similar mechanism of action to NV-5138 (SPN-820) on mTORC1 in the central nervous system.
In addition to entering into the Development Agreement in April 2020, as above mentioned, we acquired Series D Preferred Shares of Navitor Inc. (the Navitor Shares), an equity investment representing an approximately 13% ownership position in Navitor Inc. As part of a legal restructuring in March 2021, our Navitor Inc. Shares were exchanged for membership interests in Navitor Pharmaceutics LLC (Navitor LLC), which became the sole shareholder of Navitor Inc.
In the second quarter of 2024, we consented to payment of additional Phase 2 development costs for NV-5138 (SPN-820) as they are incurred, but reserve the right to terminate payment of future development costs at our discretion.
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
Royalties recognized from Allergan are in the low double digits to mid-teens, as a percent of net sales of Namzaric in the United States. Based on recent trends of Namzaric sales, the tiered royalty is expected to be in the low double digits through the term of the agreement. Based on the current settlement agreements with the Namzaric Abbreviated New Drug Application (ANDA) filers to date, the earliest date on which any of these agreements grant a license to market a Namzaric ANDA filer's generic version of Namzaric is January 1, 2025 (or earlier in certain circumstances). Alternatively, the Namzaric ANDA filers with the earliest license date have the option to launch an authorized generic version of Namzaric beginning on January 1, 2026 instead of launching their own generic version of Namzaric on January 1, 2025. In January 2025, Amneal Pharmaceuticals, Inc. received approval from the FDA and has launched a generic version of Namzaric. Adamas expects that it will not receive royalties from sale of Namzaric after the entry of the generic version of Namzaric in January 2025.
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
With respect to Qelbree, Oxtellar XR, and Trokendi XR, we have entered into collaboration and licensing agreements with third parties to commercialize these products outside of the U.S. Under certain licensing arrangements, we are eligible to receive royalties based on net product sales as defined in the agreements and in some cases, we are also entitled to milestone payments. We currently receive royalties from third parties related to agreements for Trokendi XR and Oxtellar XR.
The Company has also entered into settlement and licensing agreements with generic companies to settle patent litigation and to grant non-exclusive licenses to market generic versions of Oxtellar XR and Trokendi XR in the U.S. Under certain licensing arrangements, the Company is eligible to receive royalties based on net product sales as defined in the agreements, and the number of generic equivalent products on the market in the U.S. We currently receive royalties from third parties related to certain agreements for Trokendi XR and Oxtellar XR.
Confidential Information and Inventions Assignment Agreements
We, including our subsidiaries, require our employees, temporary employees, and consultants to execute confidentiality agreements upon the commencement of employment, consulting, or collaborative relationships with us or our subsidiaries. These agreements provide that all confidential information developed by or made known during the course of the relationship with us or our subsidiaries be kept confidential and not disclosed to third parties, except in specific circumstances. For example, nothing in any policy or agreement prohibits (i) reporting any possible violations of applicable laws, rules, or regulations to any governmental agency or government entity or (ii) making any other disclosures that are protected under federal, state, or local laws or regulations in the United States. The agreements provide that all inventions resulting from work performed for us or relating to our business and conceived of or completed by the individual during employment or assignment, as applicable, shall be our exclusive property or the exclusive property of the applicable subsidiary, in each case, to the extent permitted by applicable law.
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
•Phase 1 - Involves the first human tests of the drug, in a small number of healthy volunteers or in patients, to assess safety, tolerability, potential dosing, and if possible, early evidence on effectiveness.
•Phase 2 - Involves trials in a relatively small group of patients to determine the effectiveness of the drug for a particular indication(s); dosage tolerance, and optimum dosage; and to identify common adverse effects and safety risks.
•Phase 3 - Involves tests confirming favorable results in earlier phases, in a significantly larger patient population, and to further demonstrate efficacy and safety. Phase 3 trials include both a control group that receives the standard treatment and a study group that receives the new treatment that is being tested.
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
In addition to the development of new products and new formulations, research and development projects also may include Phase 4 trials, sometimes called post-marketing studies. For such projects, clinical trials are designed and conducted to collect additional data regarding, among other parameters, the benefits and risks of an approved drug. Alternatively, these trials may be conducted to assess the effectiveness of a product candidate in a new patient population.

U.S. FDA Review and Approval Processes
Drug development is an inherently uncertain process with a high risk of failure at every stage of development. After the completion of the required clinical testing, an NDA or Biological License Application (hereinafter NDA) is prepared and submitted to the FDA. FDA approval of the NDA is required before marketing of the product may begin in the U.S. The NDA must include the results of all preclinical, clinical, and other testing, along with a description of the manufacturing process, validation of the manufacturing process, analytical tests conducted on the drug, proposed labeling, and other relevant information. The NDA requests approval to market the product. Most NDAs are subject to a substantial user fee at the time of submission; rarely applications meet conditions or gain a waiver which negates the need for the user fee. A holder of an approved NDA may also be subject to annual program and/or establishment fees. These fees typically increase annually.
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
During the review period, the FDA will typically inspect one or more clinical sites to assure compliance with good clinical practice regulations. The FDA may rely on a recent inspection of the facility, or they may decide to inspect each facility at which the drug is manufactured to ensure compliance with cGMP regulations. The FDA may also undertake an audit of nonclinical and clinical sites. The FDA will not approve the product unless compliance is satisfactory and unless the application contains the data that provide substantial evidence that the drug is safe and effective in the indication studied.
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
The approval process is lengthy and difficult. The FDA may refuse to approve the NDA if the applicable regulatory criteria are not satisfied. Further, data obtained from clinical trials are not always conclusive, or the FDA may interpret data differently than us. In addition, if a product receives regulatory approval, the approval may be significantly limited to specific diseases, dosages, or indications. This could restrict the commercial value of the product. Also, the FDA may require that certain contraindications, warnings, or precautions be included in the product labeling, as well as requiring Phase 4 testing or post approval marketing of commercial use.
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
Adverse event reporting and submission of periodic reports is required following marketing approval. The FDA may also require post-marketing testing, known as Phase 4 testing, REMS, and surveillance to monitor the effects of an approved product, or place conditions on an approval that could restrict the distribution and use of the product.
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
As a consequence of the USWM Acquisition, and under the terms of the CIA, the Company has assumed the extensive obligations of the MDD Subsidiaries concerning the ongoing maintenance of an effective compliance and disclosure program to promote compliance with the statutes, regulations and written directives of Medicare, Medicaid and all other Federal health care programs and with the statutes, regulations and written directives of the FDA. The CIA has a term of five years, with the final Reporting Period ending in April 2024, and imposes material burdens on the Company, its officers and directors to take actions designed to ensure compliance with applicable healthcare laws, including requirements to maintain specific compliance positions within the Company, to report any non-compliance with the terms of the agreement, to submit annual reports to the Office of Inspector General of the U.S. Department of Health and Human Services and to have prepared an annual audit by an Independent Review Organization. The Company submitted its final report during the second quarter of 2024 and currently expects the review of its report for the final Reporting Period to conclude during the first half of 2025. The CIA sets forth potentially substantial stipulated monetary penalties for non-compliance with the terms of the agreement. In addition, the Company may be excluded from participation in federally funded healthcare programs for a material breach of the CIA, which would result in substantial losses to the Company.

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
The Inflation Reduction Act of 2022 (IRA) includes measures intended to lower the cost of prescription drugs and related healthcare reforms, such as limits on price increases and subjecting an escalating number of drugs to annual price negotiations with Centers for Medicare & Medicaid Services (CMS). Specifically, the IRA authorizes and directs HHS to set drug price caps for certain high-cost Medicare Part B and Part D qualified drugs, with the initial list of drugs announced in August 2023. On August 14, 2024, CMS announced that it had selected 10 drugs covered under Medicare Part D for negotiation for initial maximum price applicability for calendar year 2026. None of the selected drugs were Supernus products. The IRA also authorizes HHS to penalize pharmaceutical manufacturers that increase the price of certain Medicare Part B and Part D drugs faster than the rate of inflation. The IRA also creates significant changes to the Medicare Part D benefit design by capping Part D beneficiaries' annual out-of-pocket spending.
The marketability of any product candidates for which we receive regulatory approval for commercial sale may suffer if the government and third-party payors fail to provide adequate coverage and reimbursement. In addition, emphasis on managed care in the United States has increased, and we expect will continue to increase the pressure on pharmaceutical drug pricing. Coverage policies and third-party reimbursement rates may change at any time. Even if favorable coverage and reimbursement status is attained for one or more products for which we receive regulatory approval, less favorable coverage policies and reimbursement rates may be implemented in the future.
Over the past several years an increasing number of U.S. states have passed, or are in the process of passing, new regulations designed to increase pricing transparency associated with pharmaceutical manufacturers. Many states have determined that it's in their interest to take legislative action in order to curb drug price increases and to decrease their annual pharmaceutical spending. This momentum is likely to continue in the years ahead. Many of the enacted state price transparency regulations fall into the following categories: advance notice of price increases; price increase reporting; periodic price reports; new drug reporting; price information disclosures to Health Care Professionals and state agencies. The potential penalties for noncompliance vary by state regulation. While certain regulations do not contain specific penalty clauses, most do and can contain penalties that can be significant per violation for noncompliance.
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
Human Capital
Our success begins and ends with our people. Our solid progress to date reflects the talent and hard work of all of our employees. We consider the intellectual capital of our employees to be an essential driver of our business and key to our future prospects. Attracting, developing, and retaining talented people in technical, marketing, sales, research, and other positions is crucial to executing our strategy and our ability to compete effectively. As of December 31, 2024, we employed 674 full-time employees in the U.S. None of our employees are represented by a labor union. We consider relations with our employees to be good.
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
We place a strong value on collaboration and we believe that working together leads to better outcomes for our customers. This extends to the way we treat each other as team members. We strive to create an environment where innovative ideas can flourish by demonstrating respect for each other and valuing the opinions,and viewpoints of employees. We believe a collaborative workplace results in business growth and encourages increased innovation.
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

		Page
Risks Related to Our Industry and Business
•	We are dependent on the commercial success of our products in the U.S.	29
•	If generics or other versions of our products including generics containing one or more of the active pharmaceutical ingredients present in our products are approved and successfully commercialized, our business could be materially harmed.	31
•	We are subject to uncertainty relating to payment or managed care reimbursement policies, which, if not favorable for our products or product candidates, could hinder or prevent our commercial success.	31
•	We depend on wholesalers, distributors, and specialty pharmacies for the distribution of our products. If we lose any of our significant wholesaler, distributor, or specialty pharmacy accounts, our business could be harmed.	33
•	Final marketing approval of any of our product candidates or approval of additional indications for existing products by the FDA or other regulatory authorities may be delayed, limited, or denied, any of which would adversely affect our ability to generate operating revenues.	33
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
		35
•	If we do not obtain marketing exclusivity for our product candidates, our business may suffer.	36
•	If our competitors develop or market alternatives for the treatment of our target indications, our commercial opportunities will be reduced or eliminated.	37
•	We depend on collaborators to work with us to develop, manufacture and commercialize our products and product candidates. We have in-licensed or acquired a portion of our intellectual property necessary to develop certain of our product candidates. If we fail to comply with our obligations under any of these arrangements, we could lose the benefit of such collaborative relationships, including licenses or intellectual property rights.	39
•	Our failure to successfully develop and market our product candidates would impair our ability to grow.	40
•	Our clinical trials for our product candidates may fail to demonstrate acceptable levels of safety, efficacy, or other requirements, which could prevent or significantly delay regulatory approval.	41
•	Delays or failures in the completion of clinical development of our product candidates would increase our costs, delay, or limit our ability to generate revenues.	42
•	Healthcare reform measures could hinder or prevent the commercial success of our products or product candidates.	44
•	Healthcare cost containment legislation and the failure of third-party payors to provide appropriate levels of coverage and reimbursement for the use of products and treatments facilitated by our products could harm our business and prospects.	46

ITEM 1A. RISK FACTORS.

•	Any failure to comply with healthcare regulations, including implementation of any change in compliance with healthcare regulations and laws could cause us to incur significant compliance expenses and any failure to comply could subject us to substantial penalties and fines. Our business, operations, and financial condition could be adversely affected.	47
•	We could be involved in additional lawsuits to protect or enforce our patents, which could be expensive, time consuming, distracting, and ultimately unsuccessful.	50
•	Limitations on our patent rights relating to our products and product candidates may limit our ability to prevent third parties from competing with us.	51
•	We face potential litigation and product liability exposures. If successful claims are brought against us, we may incur substantial liabilities.	52
•	Cybersecurity incidents may adversely impact our financial condition, results of operations, and reputation. Security breaches and other disruptions could compromise our information and expose us to liability which would cause our business and reputation to suffer.	53
•	Compliance with the terms and conditions of our Corporate Integrity Agreement requires significant resources and management time and, if we fail to comply, we could be subject to penalties or, under certain circumstances, excluded from government healthcare programs, which would materially adversely affect our business.	56

Risks Related to Our Finances and Capital Requirements
•	Our operating results may fluctuate significantly.	56
•	Our ability to use our net operating loss carryforwards and other tax attributes may be limited or may expire prior to utilization.	57
•	We have and may further expand our business through acquisitions of new product lines or businesses, which expose us to various risks, including difficulties in integrating acquisitions. Our recent acquisitions pose certain incremental risks to the Company.	58
•	Any impairment in the value of our intangible assets, including goodwill, would negatively affect our operating results and total capitalization.	60

Risks Related to Securities Markets and Investment in Our Stock
•	The issuance of additional shares of our common stock, or instruments convertible into or rights to acquire shares or our common stock, or market sales of our common stock, could affect the market price of our common stock.	61
•	Anti-takeover provisions under our charter documents and Delaware law could delay or prevent a change of control, which could negatively impact the market price of our common stock.	62

General Risk Factors
•	Obtaining and maintaining patent protection depends on compliance with various procedural, document submission, fee payment, and other requirements imposed by governmental patent agencies. Our patent protection could be reduced or eliminated for non-compliance with these requirements.	64
•	Our insurance coverage may not be sufficient to cover our legal claims or other losses that we may incur in the future.	64
•	Our operations rely on sophisticated information technology, systems, and infrastructure, a disruption of which could harm our operations.	65
Risks Related to Our Industry and Business
We are dependent on the commercial success of our products in the U.S.
Our financial performance, including our ability to replace revenue and income lost to generic products and other competitors as well as to grow our business, depends heavily on the commercial success of our products. A substantial amount of our resources is focused on generating, maintaining and/or expanding the revenue generated by our approved products in the U.S. Our major products Qelbree®, GOCOVRI®, Oxtellar XR®, and APOKYN®, represented approximately 38%, 20%, 16%, and 12% of our total net revenues for the year ended December 31, 2024, respectively. If any of our major products were to become subject to problems, such as changes in prescription growth rates, unexpected side effects, loss of intellectual property protection, supply chain or product supply shortages, regulatory proceedings, changes in labeling, publicity adversely affecting doctor or patient confidence in such product, material product liability litigation, pressure from new or existing competitive products, or adverse changes in coverage under managed care programs, the adverse impact on our revenue and profit could be significant. As noted in

ITEM 1A. RISK FACTORS.
the "Business" section of this report, sales of a generic version of Trokendi XR® and Oxteller XR® began in January 2023 and September 2024, respectively. Those competitive products have significantly impacted the sales of Trokendi XR and Oxtellar XR, resulting in an adverse impact on our revenue and profit. In addition, our revenue and profit could be significantly impacted by the timing and rate of commercial acceptance of key new products.
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

ITEM 1A. RISK FACTORS.
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
If generics or other versions of our products including generics containing one or more of the active pharmaceutical ingredients present in our products are approved and successfully commercialized, our business could be materially harmed.
Third parties have, and in the future may, receive approval to manufacture and market their own versions of products containing one or more of the active pharmaceutical ingredients present in our products in the U.S. For example, Upsher-Smith launched Qudexy XR (extended-release topiramate) and a branded generic version of Qudexy XR in 2014. Upsher-Smith also entered into a settlement with two generic companies to launch a generic to Qudexy XR in 2020. In February 2021, one of the generic companies, Glenmark, entered the U.S. market with its own therapeutically equivalent generic products to Qudexy XR.
The Company has entered into settlement and license agreements with third parties, which permit the sale of generic versions of Trokendi XR and Oxtellar XR on January 2023 and September 2024, respectively. Sales of generic versions of Trokendi XR and Oxtellar XR began in 2023 and 2024, respectively. The Company has also entered into settlement and license agreements with third parties permitting the sale of the first generic version of XADAGO beginning in December 2027, or sooner under certain conditions. We have the right to defend our products against third parties who may infringe or are infringing our patents.
Third parties have, and in the future may, receive approval to manufacture and market their own products, including generics containing apomorphine hydrochloride, for the treatment of Parkinson’s Disease in the U.S. For example, in 2019, Acorda Therapeutics, Inc. launched Inbrija (acquired by Merz Pharmaceuticals, LLC in July 2024), an inhalable form of levodopa and Sunovion Pharmaceuticals, Inc. (Sunovion, a subsidiary of Sumitomo Dainippon Pharma Co. Ltd) launched KYNMOBI, a sublingual film formulation of apomorphine hydrochloride, in 2020 (later withdrawn from the U.S. in June 2023). In February 2022, the FDA approved the first generic containing apomorphine hydrochloride to treat hypomobility "OFF" episodes ("end-of-dose wearing off" and unpredictable "ON/OFF" episodes) associated with advanced Parkinson's Disease. This approval was for the drug cartridges only, which according to the FDA’s press release are to be used with the APOKYN pen, the brand-name pen injector, as the generic manufacturer did not seek approval of its own pen. Patients treated with generic apomorphine hydrochloride will need to separately obtain the APOKYN pen. The success of these products and the entry of new products could adversely impact the sales of APOKYN.
To the extent any third party is successful in obtaining approval to manufacture and market a generic or its own version of a product containing one or more of the active pharmaceutical ingredients present in our products in the U.S., we may not be able to prospectively realize revenues from such products. Accordingly, our business and growth prospects could be materially impaired.
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
Our ability, or our collaborators' ability, to successfully commercialize our products and product candidates, including Qelbree and ONAPGO (formerly known as SPN-830), will depend in part on the coverage and reimbursement levels set by governmental authorities, private health insurers, managed care organizations, and other third-party payors.
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

ITEM 1A. RISK FACTORS.
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
In addition, many managed care organizations negotiate the reimbursement price of products through the use of formularies, which establish reimbursement levels. Exclusion of a product from a formulary, as has occurred in the past, can lead to sharply reduced usage in the managed care organization's patient population because reimbursement is limited and/or negligible. If our products are not included within an adequate number of managed care formularies or reimbursed at adequate levels, or if those policies increasingly favor generic products, our market share and gross margins could be negatively affected. This would have a material adverse effect on our overall business and financial condition.
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
In some foreign jurisdictions, where certain of our products are sold by third parties pursuant to license agreements with us, particularly Canada and Europe, the pricing of prescription pharmaceuticals is subject to strict governmental control. In these countries, pricing negotiations with governmental authorities can take 6 to 12 months, or longer, after the receipt of regulatory approval and product launch. To obtain favorable reimbursement for the indications sought, or to obtain pricing approval in some countries, we may be required to conduct a clinical trial that compares the cost-effectiveness of our products or product candidates, if approved, to other available therapies. If reimbursement for our products or product candidates is unavailable in any country in which reimbursement is sought or is limited in scope or amount, or if pricing is set at unsatisfactory levels, our business could be materially harmed and unprofitable.
As evidenced by the passage of the American Rescue Plan Act of 2021 and Inflation Reduction Act of 2022, discussed in greater detail below, we expect these challenges to continue and to potentially intensify during 2025, as political pressures mount, and healthcare payors, including government-controlled health authorities, insurance companies, and managed care organizations, step up initiatives to reduce the overall cost of healthcare, restrict access to higher-priced new medicines, increase the use of generic products and impose overall price cuts. Such pressures could have a material adverse impact on our business, financial condition, and results of operations.

ITEM 1A. RISK FACTORS.
We depend on wholesalers, distributors, and specialty pharmacies for the distribution of our products. If we lose any of our significant wholesaler, distributor, or specialty pharmacy accounts, our business could be harmed.
The majority of our product sales are to pharmaceutical wholesalers, specialty pharmacies, and distributors who, in turn, sell our products to pharmacies, hospitals, and other customers, including federal and state entities. The majority of sales of Qelbree, Oxtellar XR, Trokendi XR, XADAGO, and MYOBLOC are made to wholesalers and distributors. In addition, MYOBLOC is available for direct purchase by physicians and hospitals. The majority of sales of GOCOVRI and APOKYN are made to specialty pharmacies.
Each of our three major customers, Cencora, Inc., Cardinal Health, Inc., and McKesson Corporation, individually accounted for more than 20% of our total product revenue in 2024 and collectively accounted for more than 77% of our total product revenue in 2024.
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
Sales of our products can be greatly affected by the inventory levels that our respective wholesalers, specialty pharmacies, and distributors carry. We monitor wholesalers, specialty pharmacies, and distributor inventory of our products using a combination of methods. Pursuant to distribution service agreements with our three largest wholesale customers, we receive product inventory reports. For other wholesalers where we do not receive inventory reports, our estimates of wholesaler inventories may differ significantly from actual inventory levels. Significant differences between actual and estimated inventory levels may result in excessive stocking, resulting in our holding substantial quantities of unsold inventory, or, alternatively, inadequate supplies of product in the distribution channels. This could result in an inability to support sales at the retail level. These changes may cause our revenues to fluctuate significantly from quarter to quarter and, in some cases, may cause our operating results for a particular quarter to be below expectations.
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

ITEM 1A. RISK FACTORS.
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

ITEM 1A. RISK FACTORS.
In February 2025, the FDA approved ONAPGO (apomorphine hydrochloride) injection (formerly SPN-830), as the first and only subcutaneous apomorphine infusion device for the treatment of motor fluctuations in adults with advanced PD. See Item 1. Business for further information.
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
We do not currently own or operate manufacturing facilities for the commercial production of any of our products or for production of clinical supplies of our product candidates, nor do we have plans to do so in the future. We currently depend on third-party clinical manufacturing organizations (CMOs), who offer a comprehensive range of contract manufacturing and packaging services, in various countries for the supply of API for our products and product candidates, including raw materials and drug substances for our preclinical research and clinical trials. For most of our products and product candidates, we rely on single source suppliers to produce and package final dosage forms for our products and raw materials, including API. If any of these vendors are unable to perform their obligations to us, including due to violations of the FDA's requirements, our ability to meet regulatory requirements, projected timelines, and necessary quality standards for the development or commercialization of products would be adversely affected. Further, if we were required to change suppliers, it could result in substantial delays in our regulatory approval efforts, significantly increase our costs, and delay generation of revenues. Accordingly, the loss of any of our current or future third-party manufacturers or suppliers could have a material adverse effect on our business, results of operations, financial condition, and business prospects.
There is a risk that supplies of our products or product candidates may be significantly delayed by or may become unavailable as a result of manufacturing, equipment, process, supply chain or business-related issues or geopolitical events affecting our suppliers. At this time while we do not know of any geopolitical events impacting our supply chain, we cannot determine the impact of current or future geopolitical events which may ultimately have an impact on our supply chains or may create other unforeseen consequences affecting us or our suppliers. Any future curtailment in the availability of raw materials or finished goods could result in production or other delays, resulting adverse business effects. In addition, because regulatory authorities must generally approve raw material sources for pharmaceutical products, changes in raw material suppliers may result in production delays or higher raw material costs. We may also encounter similar risks with the other products and product candidates where raw materials or finished goods are purchased from suppliers outside the U.S., as is the case for example for ONAPGO (formerly known as SPN-830), Qelbree, APOKYN, XADAGO, and MYOBLOC where various suppliers are based in Europe.
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

ITEM 1A. RISK FACTORS.
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
Currently, the Company has a five-year marketing exclusivity period for Qelbree.
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
Once an NDA, including a Section 505(b)(2) application, is approved, the product covered thereby becomes a listed drug, which can be cited by potential competitors in support of approval of an ANDA. FDCA, FDA regulations and other applicable regulations and policies provide incentives to manufacturers to create modified, non-infringing versions of a drug to facilitate the approval of an ANDA or other application for generic substitutes. These manufacturers might only be required to conduct a relatively inexpensive study to show that their product has the same active ingredient(s), dosage form, strength, route of administration, and conditions of use or labeling, as our product or product candidate and that the generic product is bioequivalent to our product. Bioequivalence implies that a product is absorbed in the body at the same rate and to the same extent as our product or product candidate. These generic equivalents, which must meet the same quality standards as branded pharmaceuticals, would be significantly less costly than ours to bring to market. Companies that produce generic equivalents are generally able to offer their products at significantly lower prices. Thus, regardless of the regulatory approval pathway, after the introduction of a generic competitor, a significant percentage of the sales of any branded product are typically lost to the generic product through

ITEM 1A. RISK FACTORS.
both price and volume erosion. Accordingly, as we have observed with Trokendi XR and Oxtellar XR, competition from generic equivalents adversely, materially, and permanently impact our revenues, profitability, and cash flows from those products and may substantially limit our ability to obtain a return on the investments we have made in our products.
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
In addition to competition for our current commercial products, we anticipate that we will face intense competition when our pipeline product candidates are approved by regulatory authorities and begin their commercialization process. In particular, we are aware of Serina Therapeutics developing a product candidate that may compete with ONAPGO (formerly SPN-830). Also, AbbVie has developed and received FDA approval in October 2024 to market a subcutaneous 24-hour infusion of levodopa-based therapy for the treatment of motor fluctuations in adults with advanced Parkinson disease (PD).
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
Even though U.S. regulatory approval has been obtained for our products, the FDA may impose significant restrictions on their indicated uses, or may impose restrictions on marketing, or may impose requirements for costly post-approval studies. For example, certain of our products, including Qelbree, ONAPGO, Oxtellar XR, Trokendi XR, and MYOBLOC, were approved on the basis of post-approval commitments.
We have post-marketing commitments for Qelbree including the requirement to conduct a clinical efficacy and six month open label safety extension study for ADHD in pediatric patients 4 to 5 years of age, a lactation study and a descriptive study related to the use of Qelbree during pregnancy, and to assess the risks of adverse events and potential complications. We are

ITEM 1A. RISK FACTORS.
working toward meeting these post-marketing commitments for Qelbree in a timely manner. We also have post-marketing commitment to conduct a new leachable study for ONAPGO, which was approved by the FDA in February 2025.
We also have post-marketing commitments for Oxtellar XR and MYOBLOC. Although we have initiated work on some of these post-marketing commitments, we have not been able to accomplish them. We were released from the majority of our post-marketing commitments for Trokendi XR in 2024. If we do not meet our post-marketing commitments and are unable to show good cause for our inability to adhere to the timetables laid out in the approval letters, the FDA could take enforcement action against us, including withdrawal of approval.
Our products, product candidates, and our collaborators' approved products are subject to ongoing FDA requirements governing the labeling, packaging, storage, advertising, promotion, recordkeeping, and submission of safety and other information. In addition, manufacturers of drug products and their facilities are subject to continual review and periodic inspections by the FDA and other regulatory authorities for compliance with current good manufacturing practice (cGMP) regulations. If we, our collaborators, or a regulatory authority discover previously unknown problems with a product, including side effects that are unanticipated in severity or frequency, or problems with the facility where the product is manufactured, a regulatory authority may impose restrictions on that product or on the manufacturer, including requiring withdrawal of the product from the market or suspension of manufacturing.
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

ITEM 1A. RISK FACTORS.
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

ITEM 1A. RISK FACTORS.
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

ITEM 1A. RISK FACTORS.
products or technologies to us. The success of this strategy depends partly upon our ability to identify, select, discover and acquire promising pharmaceutical product candidates and approved products, and to manage our spending as expenses related to undertaking clinical trials can be substantial.
In February 2025, the FDA approved ONAPGO (apomorphine hydrochloride) injection, formerly known as SPN-830, as the first and only subcutaneous apomorphine infusion device for the treatment of motor fluctuations in adults with advanced PD.
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
If our products cause side effects, and we or others later identify undesirable side effects caused by our products or product candidates, a number of potentially significant negative consequences could result, including, among others:
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
Although we have been granted FDA Orphan Drug Designation for SPN-817 for the treatment of Dravet Syndrome and Lennox-Gaustaut Syndrome and for ONAPGO for the treatment of motor fluctuations in adults with advanced PD, and we intend to expand our designation for alternative uses where applicable, we may not receive the benefits associated with Orphan Drug Designation. This may result from a failure to maintain orphan drug status, or it may result from a competing product reaching the market with an orphan designation for the same disease indication. Under U.S. rules for orphan drugs, if such a competing product reaches the market before ours does, the competing product could potentially obtain a scope of market exclusivity that limits or precludes our product from being sold in the U.S. for seven years. Even if we obtain exclusivity, the FDA could subsequently approve an alternative drug for the same condition if the FDA concludes that the second to reach the market is clinically superior in that it is safer, more effective, or makes a major contribution to patient care. In addition, a competitor may receive approval of different products for the same indication for which our orphan product has exclusivity or may obtain approval for the same product but for a different indication for which the orphan product has exclusivity.
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

ITEM 1A. RISK FACTORS.
any changes might affect our business. Depending on what changes the FDA may make to its orphan drug regulations and policies, our business could be adversely impacted.
Healthcare reform measures could hinder or prevent the commercial success of our products or product candidates.
The U.S. and certain states have shown significant, increased interest in pursuing healthcare reform and changes to the healthcare delivery system. Numerous major markets outside the US, including the EU, Japan, and China, have widespread governmental involvement in healthcare funding, including with regard to pricing and reimbursement of pharmaceuticals. Government-adopted reform measures could adversely impact the pricing of healthcare products and services in the U.S. or internationally, adversely impacting the level of reimbursement available from governmental agencies and/or commercial third-party payors. The continuing efforts of third-party payors, including U.S. federal and state agencies, foreign governments, insurance companies, managed care organizations, employers, and other payors of healthcare services to contain or reduce healthcare costs may adversely affect the Company's ability to set prices at launch, increase prices after launch, generate revenues, achieve profitability, and/or maintain profitability. In addition to healthcare reform initiatives in the U.S. and in other countries, there are (i) new laws, regulations, and judicial or other governmental decisions affecting pricing, drug reimbursement, and access or marketing within or across jurisdictions; (ii) changes in intellectual property laws; (iii) changes in accounting standards; (iv) new and increasing data privacy regulations and enforcement; (v) legislative mandates or preferences for local manufacturing of pharmaceutical products; and (vi) emerging and new global regulatory requirements for reporting payments and other value transfers to healthcare professionals. The costs of compliance with such laws and regulations, or the negative results of non-compliance, could adversely affect the business, cash flow, results of operations, financial condition and prospects of the Company. The Company believes that the healthcare industry will continue to be subject to increasing regulation as well as legal and political action, as future proposals to reform the healthcare system are considered by the U.S. Executive branch, Congress, and state legislatures.
In March 2010, a comprehensive change to the U.S. healthcare system, known as the Patient Protection and Affordable Care Act of 2010 (ACA) was enacted, as amended by the Health Care and Education Reconciliation Act of 2010. These laws and their regulations (collectively "HealthCare Reform Law") have far reaching consequences for pharmaceutical companies like the Company. Possible revisions to the HealthCare Reform Law are the subject of continuing legislative debates and litigation.
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
•Rebates owed by manufacturers under the Medicaid Drug Rebate Program (MDRP) for drugs that are inhaled, infused, instilled, implanted, or injected. During 2020, the Centers for Medicare & Medicaid Services (CMS) issued a Final Rule that makes significant modifications to the Medicaid Drug Rebate Program regulations in several areas, including with respect to the treatment of value-based purchasing arrangements, the definition of key terms, and the price reporting treatment of manufacturer-sponsored patient benefit programs. On May 26, 2023, CMS issued a proposed rule seeking to implement policies in the MDRP related to the new legislative requirements in the Medicaid Services Investment and Accountability Act of 2019 to address, among other things, drug misclassification and drug pricing and product data misreporting by manufacturers
•A Medicare Part D coverage gap discount program, in which manufacturers must agree to offer a substantial point-of-sale discount off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer's outpatient drugs to be covered under Medicare Part D;
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

ITEM 1A. RISK FACTORS.
•A Patient-Centered Outcomes Research Institute to oversee, identify priorities for, and conduct comparative clinical effectiveness research, and provide funding for such research.
In 2021 the American Rescue Plan Act (“ARPA”) was signed into law, which includes a provision eliminating the statutory cap on rebates that drug manufacturers pay to Medicaid beginning in January 2024. These rebates function as a discount off the list price and eliminating the cap means that manufacturer discounts paid to Medicaid can increase. Prior to this change, manufacturers had not been required to pay more than 100% of the Average Manufacturer Price (“AMP”) in rebates to state Medicaid programs for Medicaid-covered drugs. As a result of this provision, effective January 1, 2024 manufacturers may have to pay state Medicaid programs more in rebates than they receive on sales of particular products. This change could present a risk to the Company in the future for drugs that have high Medicaid utilization and rebate exposure that is more than 100% of the AMP. As a result of ARPA certain pharmaceutical manufacturers may reconsider pricing strategies and overall business in Medicaid and other federal programs.
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
Executive orders have changed certain provisions of the HealthCare Reform Law, while other provisions have been subject to court challenges. On June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the HealthCare Reform Law, brought by several states, without specifically ruling on the constitutionality of the HealthCare Reform Law. Prior to the U.S. Supreme Court ruling, then President Biden issued an executive order instructing certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including, among others, re-examining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create barriers to obtaining access to health insurance coverage through Medicaid or the HealthCare Reform Law.
On June 28, 2024, the Supreme Court overruled their landmark 1984 decision in Chevron v. Natural Resources Defense Council, which gave rise to the doctrine known as the Chevron doctrine. The Supreme Court’s ruling sharply reduced the power of federal agencies to interpret the laws they administer and ruled that courts should rely on their own interpretation of ambiguous laws. This ruling could have a significant impact on the health care industry, which is heavily regulated by multiple federal agencies and subject to frequent federal rulemaking regarding such topics as reimbursement, health care operations, patient safety, and patient privacy.
There was enormous growth and visibility for artificial intelligence (AI) systems and tools in 2023, leading to increased calls for regulation and oversight. On October 30, 2023, the Biden Administration issued an Executive Order on the Safe, Secure, and Trustworthy Development and Use of AI, which addressed the use of AI in health care and the safety and integrity of data stored and generated by AI health care technology systems and directed HHS to establish an AI Task Force that must, within 365 days of its creation, develop policies and specific frameworks addressing the use of AI and AI -enabled technologies in the health sector, including research, drug and device safety, and health care delivery and financing.
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

ITEM 1A. RISK FACTORS.
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
Other U.S. healthcare cost containment statutes include:
•The 2013 Drug Quality and Security Act (DQSA), which creates the requirement for companies to trace, verify and identify all products through the entire supply chain, from manufacturer to dispenser. Title I of the DQSA, the Compounding Quality Act, increased regulation of compounding drugs. Title II of DQSA, the Drug Supply Chain Security Act (DSCSA) established requirements to facilitate improved tracking of prescription drug products through the supply chain with increased product identification requirements. DSCSA requires such tracking to be done farther down the distribution chain, including (i) wholesalers' verification and tracking, (ii) pharmacy verification and tracking, and (iii) at the unit level throughout the entire supply chain. In August 2023, FDA announced final guidance pertaining to Title II, entitled “Enhanced Drug Distribution Security Requirements Under Section 582(g)(1) of the Federal Food, Drug, and Cosmetic Act--Compliance Policies.” This guidance describes FDA’s compliance policies for enforcement of requirements for the interoperable, electronic, package level product tracing (enhanced drug distribution security requirements) under the Federal Food, Drug, and Cosmetic Act (FDCA), effective November 27, 2023. Specifically, the guidance described that, until November 27, 2024, the FDA did not intend to take action to enforce requirements for the interoperable, electronic, package level product tracing under section 582(g)(1) of the FDCA Act that went into effect on November 27, 2023. The FDA issued an additional guidance document in October 2024 noting that companies in the pharmaceutical distribution supply chain who have initiated their systems and processes and established electronic DSCSA data connections with their trading partners may need additional time beyond November 27, 2024 to strengthen capabilities to mitigate data issues associated with electronic DSCSA transaction information and transaction statements to ensure uninterrupted product distribution. The October 2024 guidance specifies that the FDA is responding to such

ITEM 1A. RISK FACTORS.
need by issuing exemptions to accommodate the additional time needed by such trading partners beyond November 27, 2024, but such exemptions apply only to trading partners who have initiated their systems and processes and established electronic DSCSA data connections with their trading partners prior to November 27, 2024. The guidance also provides that such exemptions will extend beyond November 27, 2024, for different lengths of time depending on the category of the trading partner (i.e., manufacturers and repackagers, wholesale distributors, dispensers with 26 or more full time employees). As of January 31, 2025, the Trump Administration has not made any updates to, or rescinded, the October 2024 guidance document.
•In 2016, the 21st Century Cures Act (Cures Act) was enacted and authorized increased funding for the FDA to spend on innovation projects, amended the Public Health Service Act (PHSA) to reauthorize and expand funding for the National Institutes of Health (NIH), established the NIH Innovation Fund to pay for the cost of development and implementation of a strategic plan, early stage investigations, and research; and charged the NIH with leading and coordinating expanded pediatric research. The Cures Act also directed the Centers for Disease Control and Prevention to expand surveillance of neurological diseases. There often are delays between the enactment of laws and the effective date of regulations for the enforcement of laws, and this was the case for the Cures Act. Although enacted in 2016, the Department of Health and Human Services (HHS), Office of Inspector General (OIG) did not publish a final rule amending the civil money penalty (CMP) regulations of HHS OIG until July 3, 2023. This final rule implements three statutory provisions: (1) the amendment of the PHSA by the Cures Act authorizing OIG to investigate claims of information blocking; (2) the amendment of the Civil Monetary Penalties Law (CMPL), authorizing HHS to impose CMPs, assessments, and exclusions upon individual and entities that engage in fraud and other misconduct related to HHS grants, contracts, and other agreements; and (3) the increase in penalty amounts in the CMPL effected by the Bipartisan Budget Act of 2018.
•The IRA includes measures intended to lower the cost of prescription drugs and related healthcare reforms, such as limits on price increases and subjecting an escalating number of drugs to annual price negotiations with CMS. Specifically, the IRA authorizes and directs HHS to set drug price caps for certain high-cost Medicare Part B and Part D qualified drugs, with the initial list of drugs announced on August 29, 2023. The negotiated maximum fair prices for such drugs was announced on August 14, 2024, with the first year of maximum price applicability to begin in calendar year 2026. There are currently ten drugs subject to government pricing under the IRA. The IRA also authorizes HHS to penalize pharmaceutical manufacturers that increase the price of certain Medicare Part B and Part D drugs faster than the rate of inflation and creates significant changes to the Medicare Part D benefit design by capping Part D beneficiaries’ annual out-of-pocket spending. On November 17, 2023, CMS released final program guidance to pharmaceutical manufacturers and Part D plan sponsors for implementing the Medicare Part D Manufacturer Discount Program. HHS and CMS are continuing to announce drugs for price negotiation, produce draft guidance, and finalize regulations in an effort to implement to IRA. Beginning in 2025, all Medicare prescription drug plans (Medicare Part D plans) — including both standalone Medicare prescription drug plans and Medicare Advantage plans with prescription drug coverage — will be required to offer enrollees the option to pay out-of-pocket prescription drug costs in the form of capped monthly installment payments instead of all at once at the pharmacy. The Company cannot predict whether additional legislation or rulemaking related to the IRA will be issued or enacted, or what impact, if any, such changes will have on the profitability of any of the Company's products. There also may be future changes unrelated to the IRA that result in reductions in potential coverage and reimbursement levels for the Company's products, and we cannot predict the scope of any future changes or the impact that those changes may have on its business.
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

ITEM 1A. RISK FACTORS.
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

ITEM 1A. RISK FACTORS.
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
As a supplier of pharmaceuticals, certain U.S. federal and state healthcare laws and regulations pertaining to patients’ rights to privacy apply to the Company’s business. The Company could be subject to allegations of patient privacy violations by both the federal government and the states in which the Company’s conducts its business. Regulations include, but are not limited to:
•The Federal Health Insurance Portability and Accountability Act of 1996 (HIPAA), which prohibits a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters. Similar to the federal AKS, a person or entity does not need to have actual knowledge or specific intent to violate HIPAA in order to have committed a violation. On December 10, 2020, HHS released proposed modifications to the HIPAA Privacy Rule, which, if adopted, would change rules related to patient access to HIPAA protected records, among others. In 2021 OCR sought feedback on the proposed HIPAA changes. Publication of the Final Rule has not yet occurred;
•Effective April 26, 2024, HHS modified certain provisions of the HIPAA Privacy Rule to prohibit the use or disclosure of protected health information by a covered health care provider, health plan, or health care clearing house, or their business associate, to: (i) conduct a criminal, civil, or administrative investigation into or impose criminal, civil, or administrative liability on any person for the mere act of seeking, obtaining, providing, or facilitating reproductive health care, where such health care is lawful under the circumstances in which it is provided; or (ii) identify any person for the purpose of conducting such investigation or imposing such liability;
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

ITEM 1A. RISK FACTORS.
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
We could be involved in additional lawsuits to protect or enforce our patents, which could be expensive, time consuming, distracting, and ultimately unsuccessful.
Competitors may infringe our patents. To counter infringement or unauthorized use, in the past we have been, and in the future we may again be, required to file infringement claims, which can be expensive and time consuming. For example, we are involved in several matters related to Paragraph IV Certification Notice Letters that we received in connection with our products and our collaborators' products. In connection with an ANDA, a Paragraph IV Certification Notice Letter notifies the FDA that one or more patents listed in the FDA's Orange Book is alleged to be invalid, unenforceable, or will not be infringed by the competitive ANDA product.
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

ITEM 1A. RISK FACTORS.
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
In recent years, the volume and variety of claims and the amount of damages claimed in litigation against the pharmaceutical industry have increased. For example, in recent years we or our subsidiaries have been involved in litigations alleging violation of federal and state false claims acts and antitrust laws. For more information, refer to Part I, Item 3 - Legal Proceedings contained in this Annual Report Form 10-K. While we strive to conduct our business in accordance with applicable laws, we nevertheless remain exposed to litigation risk. We could be sued by many different parties, including, for example, consumers, healthcare providers, or others selling or otherwise coming into contact with our products and product candidates. Lawsuits or investigations that we may become involved in could be very expensive. These claims may be highly damaging to our reputation, even if the underlying claims are without merit, thereby adversely affecting our business.
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

ITEM 1A. RISK FACTORS.
or at all, to protect against potential product liability claims could prevent or inhibit the development and commercialization of the pharmaceutical products we develop.
As we continue to increase the size of our organization, we may experience difficulties in managing growth.
Our personnel, systems and facilities currently in place may not be adequate to support future growth. Our future financial performance and our ability to compete effectively will depend, to a significant degree, on our ability to effectively manage our recent and any future growth. We increased employee headcount from 652 employees in 2023 to 674 employees in 2024. Our need to effectively execute our growth strategy requires that we:
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
Our operations involve the use of multiple systems that process, store and transmit sensitive information about our customers, suppliers, employees, financial position, operating results, and strategies. In the ordinary course of our business, we or our vendors collect and store sensitive data in our or their data centers and on our networks, including: intellectual property; proprietary business information; proprietary information of our customers, suppliers, and business partners; and identifiable personal information of our employees and patients in our clinical trials. Hardware, software, or applications we develop or procure from third parties or through open source solutions may contain defects in design or other problems that could unexpectedly compromise information security. Additionally, cyberattacks or security breaches, such as the 2021 ransomware attack, could compromise confidential client information, confidential employee information or other sensitive data, cause a disruption or delay in our operations, harm our reputation, result in improper use of our systems and networks, the manipulation and destruction of data, or the release of defective products and may otherwise expose us to liability, including as a result of the release of third party information improperly obtained from our systems, any of which in turn could negatively impact our business, financial results, reputation and the value of our common shares. We have and continue to implement measures to safeguard our systems and information and mitigate potential risks, but there is no assurance that such actions will be sufficient to prevent cyberattacks, security breaches, or other disruptions that manipulate or improperly use our systems, compromise sensitive information, destroy or corrupt data, or otherwise disrupt our operations. The occurrence of such events, including additional breaches of our security measures or those of our third-party service providers, could negatively impact our reputation and our competitive position and could result in litigation with third parties, regulatory action, loss of business due to disruption of operations, and/or reputational damage, potential liability and increased remediation and protection costs, any of which could have a material adverse effect on our financial condition and results of operations. Any future attacks or other security breaches

ITEM 1A. RISK FACTORS.
could also cause us to incur remediation costs with respect to our information technology systems, as occurred following the 2021 ransomware attack. Additionally, a cyberattack, security breach, or other incident may remain undetected for an extended period of time, potentially escalating the adverse effects of any such incident.
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
Since 2023, we have cyber insurance in addition to our business insurance coverage, however, prior to that time we self-insured by assuming the full risk of costs related to cybersecurity incidents. Such cyber insurance does not provide coverage for incidents that occurred before 2023. There can be no assurance that our insurance coverage will be sufficient to cover the full impact of a cyberattack or that it can be renewed in the future at favorable terms, or at all.
We face significant competition in attracting and retaining talented employees. Further, managing succession for and retention of key executives is critical to our success. Our failure to do so could have an adverse impact on our future performance.
We are highly dependent upon skilled personnel in key parts of our organization, and we invest heavily in recruiting, training, and retaining qualified individuals. The loss of the service of key members of our organization, including senior members of our scientific and management teams, high-quality researchers, development specialists, and skilled personnel, could delay or prevent the achievement of major business objectives. Our future growth will demand talented employees and leaders, yet the market for such talent has become increasingly competitive. In addition, our ability to hire qualified personnel also depends on our flexibility to reward superior performance and to pay competitive compensation. In our industry, during the current inflationary economic environment, compensation levels for qualified personnel and competition among employers to recruit and retain such personnel have and continue to increase.
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

ITEM 1A. RISK FACTORS.
We are highly dependent on the development, regulatory, commercial, and financial expertise of our management, particularly Jack A. Khattar, our President and Chief Executive Officer. Mr. Khattar has an employment agreement with us. Other members of the senior management team have executive retention agreements with us, but these agreements do not guarantee the services of these executives will continue to be available to us. If we lose key members of our management team, we may not be able to find suitable replacements in a timely fashion, if at all. We cannot be certain that future management transitions will not disrupt our operations or will not generate concern among employees and those with whom we do business.
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

ITEM 1A. RISK FACTORS.
during a pandemic, we may experience delays or disruptions in our preclinical studies, clinical studies, and non-clinical experiments due to unforeseen circumstances, including but not limited to, interruption of key clinical trial activities, such as clinical trial site data monitoring, and interruption of clinical trial subject visits and study procedures.
The Company may also experience other unknown impacts from a pandemic that cannot be predicted. We may also experience delays in receiving supplies of our product candidates from our contract manufacturing organizations due to staffing shortages, production slowdowns, stoppages, or disruptions in delivery systems.
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
Our net earnings and other operating results will be affected by numerous factors, including:
•    The level of market acceptance for any approved product candidate, underlying demand for our products, and wholesalers' buying patterns;
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

ITEM 1A. RISK FACTORS.
•    Potential side effects of our products and our future products that could delay or prevent commercialization, cause an approved drug to be taken off the market, or result in litigation;
•    Any intellectual property infringement lawsuit in which we may become involved;
•    Our ability to maintain an effective sales and marketing infrastructure;
•    Our dependence on third-party manufacturers to supply or manufacture our products and product candidates;
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
•    Changes in reimbursement environment and regulatory changes; and
•Changes in the size of our investment portfolio, borrowings and interest rates.
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
Our ability to utilize our U.S. federal and state net operating losses is currently limited and may be limited further, under Sections 382 of the Internal Revenue Code. The limitations apply if an ownership change, as defined by Section 382, occurs. Generally, an ownership change occurs when certain shareholders change their aggregate ownership position by more than 50 percentage points over their lowest ownership percentage in a testing period, which is typically three years, or since the last ownership change. Our acquired tax attributes are subject to Section 382 limitations. As of December 31, 2024, we had U.S. federal net operating loss carryforwards of approximately $340.6 million. Future changes in stock ownership may also trigger an additional ownership change and, consequently, another Section 382 limitation.
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
In the past we identified material weaknesses in our internal control over financial reporting. We successfully implemented measures designed to ensure that the control deficiencies contributing to the material weaknesses were remediated. However, if we are unable to maintain effective internal control over financial reporting in the future, our ability to report financial information timely and accurately could be adversely affected. As a result, we could lose investor confidence and

ITEM 1A. RISK FACTORS.
become subject to litigation or investigations, which could adversely affect our business, operations, financial condition and the trading price of our Common Stock.
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
The integration of acquired businesses may result in our systems and controls becoming increasingly complex and more difficult to manage, regardless of whether such acquired business was previously privately or publicly held. The integration of acquired businesses may also result in material challenges to the Company’s control environment, including: managing a larger, more complex combined business; maintaining employee morale and retaining key management and other employees; unanticipated issues in integrating financial reporting and information technology infrastructure; and harmonizing the companies’ operating practices, internal controls, compliance programs and other policies, procedures, and processes. We may also encounter difficulties in addressing possible differences in business backgrounds, corporate cultures and management philosophies, and maintaining adequate staffing, which could potentially pose challenges in the implementation and operation of controls. We may also identify or fail to identify potential deficiencies in internal controls at the acquired or combined business level.
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
Acquisitions may involve a number of risks, the occurrence of which could adversely affect our business, reputation, financial condition, and operating results, including:

ITEM 1A. RISK FACTORS.
•Dilutive issuances of equity securities;
•Incurrence of additional debt and contingent liabilities;
•Increased amortization of expenses related to intangible assets;
•Difficulties in the integration of the operations, technologies, services, and products of the acquired companies;
•Diversion of management's attention from our other business activities;
•Assumption of debt and liabilities of the target company including any ongoing lawsuits;
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
As part of the USWM Acquisition, the Company acquired the right to further develop and commercialize APOKYN, XADAGO, and the Apomorphine Infusion Device (SPN-830) in the U.S. and MYOBLOC worldwide (the Products) for an upfront cash payment of $300 million and the potential for additional contingent consideration payments of up to $230 million. The potential $230 million in contingent consideration payments includes up to $130 million for the achievement of certain SPN-830 regulatory and commercial activities and up to $100 million related to future sales performance of the acquired products. The regulatory and commercial milestone activities include milestones related to FDA acceptance and approval of NDA and milestones dependent on the timing of NDA approval and commercial launch of SPN-830. Sales-based milestones are dependent on achievement of future product sales targets. As ONAPGO (apomorphine hydrochloride) injection, formerly known as

ITEM 1A. RISK FACTORS.
SPN-830, received FDA approval in February 2025, certain milestones related to the FDA approval of the SPN-830 NDA were paid in February 2025, and we expect certain of the remaining regulatory and commercial milestone activities to become due and paid in 2025.
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
As part of prior acquisitions, we acquired substantial intangible assets, including goodwill. We may not realize all the economic benefits from acquisitions, which could cause an impairment of goodwill or other intangibles. We review our intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. For example, during the year ended December 31, 2023, the Company recognized impairment charges of $20.2 million mainly due to the partial write-off of the carrying value of some of its acquired intangible assets, primarily XADAGO. Factors that may lead to an impairment determination include: (1) the performance of an acquired commercial products; (2) anticipated loss of exclusivity of an acquired commercial product; and (3) changes in the Company's future outlook of acquired products.
We test goodwill for impairment at least annually. Factors that may cause a change in circumstances, indicating that the carrying value of our goodwill or intangible assets may not be recoverable, include a decline in our stock price and market capitalization, reduced future cash flow estimates if significant and prolonged negative industry or economic trends exist, significant changes occur in the competitive landscape and slower growth rates in industry segments in which we participate. For example, in February 2022 the FDA approved the first generic of APOKYN (apomorphine hydrochloride injection) to treat hypomobility "OFF" episodes ("end-of-dose wearing off" and unpredictable "ON/OFF" episodes) associated with advanced Parkinson’s Disease when it approved an application for drug cartridges for use with the APOKYN brand-name pen injector. At this time, we cannot forecast what impact, if any, the FDA's approval of this generic may have on sales of APOKYN, or the value of our intangible asset associated with APOKYN. In addition, as of December 31, 2024, the Company also had an indefinite-lived intangible asset associated with SPN-830. In February 2025, the FDA approved ONAPGO (apomorphine hydrochloride) injection, formerly known as SPN-830, as the first and only subcutaneous apomorphine infusion device for the treatment of motor fluctuations in adults with advanced PD. The drug regulatory approval process is inherently uncertain, lengthy, and difficult. The FDA has substantial discretion in the drug approval process, including the ability to delay, limit or deny approval of a product candidate for many reasons. Any adverse action by the FDA can potentially impact our estimated fair value of the IPR&D intangible asset. We may be required to record a significant charge in our consolidated financial statements during the period in which any impairment of our goodwill or other intangible assets is determined, negatively affecting our results of operations and equity book value, the effect of which could be material.
Changes in tax laws or regulations that are applied adversely to us or our customers may have a material adverse effect on our business, cash flow, financial condition or results of operations.
Changes in tax laws or regulations that are applied adversely to us or our customers may have a material adverse effect on our business, cash flow, financial condition or results of operations. New income, sales and use or other tax laws or regulations could be enacted at any time, which could adversely affect our business operations and financial performance. Further, existing tax laws and regulations could be interpreted, modified or applied adversely to us. These events could require us to pay additional taxes on a prospective or retroactive basis, as well as penalties, interest and other costs for past amounts deemed to be due. New laws, or laws that are changed, modified or newly interpreted or applied, also could increase our compliance, operating and other costs, as well as the costs of our products. Further, the Tax Act enacted many significant changes to the U.S. tax laws, some of

ITEM 1A. RISK FACTORS.
which were further modified by the Coronavirus Aid, Relief, and Economic Security Act, and may be modified in the future by the current or a future presidential administration. Among other changes, the Tax Act amended the Code to require that certain research and experimental expenditures be capitalized and amortized over five years if incurred in the United States or fifteen years if incurred in foreign jurisdictions for tax years beginning after December 31, 2021. Although the U.S. Congress has considered legislation that would defer, modify, or repeal the capitalization and amortization requirement, there is no assurance that such changes will be made. If the requirement is not deferred, repealed or otherwise modified, it may increase our cash taxes and effective tax rate. In addition, it is uncertain if and to what extent various states will conform to current federal law, or any newly enacted federal tax legislation. Changes in corporate tax rates, the realization of net operating losses, and other deferred tax assets relating to our operations, the taxation of foreign earnings, and the deductibility of expenses could have a material impact on the value of our deferred tax assets and could increase our future tax expense.
Although we have been profitable from operations since the fourth quarter of 2014, there is no assurance that we will continue to generate net income in the future. We may not be able to maintain or increase profitability.
In recent years, we have focused primarily on marketing our current products and developing our product candidates, with the goal of supporting regulatory approval for our product candidates. We have financed our operations through revenue generated from operations and various financing transactions.
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
As of December 31, 2024, we had retained earnings of approximately $556.4 million. However, prior to 2018, we reported accumulated deficit due to significant operating losses incurred since inception through 2014, substantially as a consequence of costs incurred in connection with our development programs, expenses associated with launching our products, and from selling, general and administrative costs associated with our operations. We expect our research and development costs to continue to be substantial and to increase as we advance our product candidates through preclinical studies, clinical trials, manufacturing scale-up, and other pre-approval activities. We expect our selling, general and administrative costs to continue to increase as we continue to support the ongoing commercialization of our products and to further increase in anticipation of launching new product candidates.
While we operated profitably in 2024, we cannot be certain that we will continue to do so. Any potential future losses, if and when they occur, could have an adverse impact on our stockholders' equity and working capital.
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
In addition, as of December 31, 2024, we had outstanding 55,743,095 shares of common stock, of which approximately 2,242,033 shares are restricted securities that may be sold in accordance with the resale restrictions under Rule 144 of the Securities Act of 1933, as amended (Securities Act), or pursuant to a resale registration statement. Also, as of December 31, 2024, we had outstanding options to purchase 6,719,073 shares of common stock that, if exercised, would result in these additional shares becoming available for sale. We have also registered all common stock subject to options, restricted stock units and performance stock units outstanding or reserved for issuance under our 2005 Stock Plan, 2012 Equity Incentive Plan, 2021 Equity Incentive Plan and 2012 Employee Stock Purchase Plan. An aggregate of 4,609,727 and 584,192 shares of our common stock are reserved for future grant issuance under the 2021 Equity Incentive Plan and the 2012 Employee Stock Purchase Plan, respectively.
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

ITEM 1A. RISK FACTORS.
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

ITEM 1A. RISK FACTORS.
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
As of December 31, 2024, we had issued options to purchase 6,719,073 shares of common stock outstanding, with exercise prices ranging from $9.13 to $58.15 per share and a weighted average exercise price of $30.44 per share, as well as 378,165 unvested restricted stock units and 324,685 performance stock units. Upon the vesting of each of these options, the holder may exercise his or her options, and following the vesting of the restricted stock units and performance stock units the holder will receive shares of common stock, which would, in any case, result in dilution to investors.
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

ITEM 1A. RISK FACTORS.
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

ITEM 1A. RISK FACTORS.
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
We may not be able to make improvements to our management information and control systems in an efficient or timely manner and may discover deficiencies in existing systems and controls. In addition, we rely on various information technology, and systems, some of which are dependent on services provided by third parties, to manage our technology platform and operations. These systems provide critical data and services for internal and external users, including procurement, inventory management, transaction processing, financial, commercial, and operational data, human resources management, legal and tax compliance, financial reporting, and other information necessary to operate and manage our business. These systems are complex and are frequently updated as technology improves. This includes software and hardware that is licensed, leased, or purchased from third parties. If our information technology, equipment, or systems fail to function properly due to internal errors or defects, implementation or integration issues, catastrophic events, cyberattacks, or power outages, we may experience a material disruption in our ability to manage our business operations. Failure or disruption of these systems could have an adverse effect on our operating results and financial condition. In addition, we may not be able to make improvements to our management information and control systems in an efficient or timely manner and may discover deficiencies in existing systems and controls. Any failure to manage, expand, or update our information technology infrastructure, or any failure in the operation of this infrastructure, could harm our business.
We may need additional funding and may be unable to raise capital when needed, which would force us to delay, reduce or eliminate our product development programs, commercialization, or business development efforts.
Developing or acquiring products and product candidates, conducting clinical trials, establishing manufacturing relationships and marketing drugs are expensive and uncertain processes.
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

ITEM 1A. RISK FACTORS.
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
We have never paid dividends. Because we do not anticipate paying any cash dividends in the foreseeable future, capital appreciation, if any, of our common stock will be your sole source of gain on an investment in our common stock.
We have paid no cash dividends, and we currently intend to retain our future earnings, if any, to fund the development and growth of our business. We do not anticipate paying cash dividends on our common stock in the foreseeable future. As a result, capital appreciation, if any, of our common stock will be your sole source of gain for the foreseeable future. There is no guarantee that shares of our common stock will appreciate in value or even maintain the price at which our stockholders have purchased their shares.
Unstable market and economic conditions may have serious adverse consequences on our business, financial condition and stock price.
As a result of economic conditions and other geopolitical events, in recent years the global credit and financial markets have experienced extreme volatility and disruptions, which has included periods of severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, and increases in inflation and uncertainty about economic stability. The financial markets, global economy and supply chains have and may continue to be adversely affected by pandemics, economic conditions and current or anticipated geopolitical events, including the impact of military conflicts, sanctions imposed in response to such conflicts, and any economic countermeasures by the affected countries or others could exacerbate market and economic instability. There can be no assurance that further deterioration in supply chains, credit and financial markets and confidence in economic conditions will not occur. Our general business strategy may be adversely affected by any such economic downturn, volatile business environment, inflationary economic environment or continued unpredictable and unstable market conditions, including disruption to enrollment within our ongoing clinical trials and our ability to purchase necessary supplies on acceptable terms, if at all, and increased costs in compensation levels to recruit and retain qualified personnel and to carry out ongoing and future clinical trials. If the current equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult, more costly and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and stock price and could require us to delay or abandon clinical development plans. In addition, there is a risk that one or more of our current service providers, suppliers or other partners may not survive an economic downturn or rising inflation, which could directly affect our ability to attain our operating goals on schedule and on budget.
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

ITEM 1A. RISK FACTORS.
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
Cybersecurity Risk Identification and Management
As part of management’s initiative to enhance our information security program, during 2024 our program underwent an internal audit, which was supported by an international firm experienced in auditing such programs. The results of the audit are being used by management to supplement previously planned enhancements. Management, with the assistance of third-party experts, is developing and implementing governance-related enhancements to its cybersecurity risk management program. A significant aspect of that process involves fully documenting policies, standards and procedures and developing others, including personnel training requirements, threat monitoring, detection, and containment standards, risk assessment processes, standards for third-party penetration testing, and standards for third-party vendor security requirements. Management expects that the program will continue to adapt and incorporate new techniques and procedures in an effort to combat evolving and novel cybersecurity threats.
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

ITEM 1A. RISK FACTORS.
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
Cybersecurity Incidents
On November 24, 2021, we announced that we were the target of a ransomware attack. The attack had no significant impact on our business and did not cause any long-term disruption to our operations. After verifying redundant off-site data backups had not been compromised by the ransomware attack, the backups were utilized to restore the data encrypted by the criminal groups. While the Company has not been the subject of any legal proceedings involving the attack, the likelihood that the Company could be the subject of claims from persons alleging they suffered damages from the incident or actions by governmental authorities is possible, but the amount of such fines, penalties or costs, if any, cannot be estimated at this time. In response to the 2021 ransomware attack, we accelerated previously planned information technology investments in ways designed to improve our information security and technology infrastructure. We have incurred costs since 2021 and expect to continue to incur costs as we continue to invest in our information security and technology infrastructure.
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
II. Supernus Pharmaceuticals, Inc. v. Aurobindo Pharma Ltd. and Aurobindo Pharma USA, Inc., C.A. No. 24-cv-9380 (KMW) (MJS) (D.N.J)
The Company received a Paragraph IV Notice Letter from generic drug maker Aurobindo Pharma Ltd. dated August 9, 2024, directed to eleven of its Oxtellar XR® Orange Book patents. Supernus’s U.S. Patent Nos. 7,722,898; 7,910,131; 8,617,600; 8,821,930; 9,119,791; 9,351,975; 9,370,525; 9,855,278; 10,220,042; 11,166,960; and 11,896,599 generally cover once-a-day oxcarbazepine formulations and methods of treating seizures using those formulations. The FDA Orange Book lists all eleven of the Company’s Oxtellar XR® patents as expiring on April 13, 2027. On September 23, 2024, the Company filed a lawsuit against Aurobindo Pharma Ltd. and Aurobindo Pharma USA, Inc. (collectively, “Aurobindo”) alleging infringement of the Company’s eleven Oxtellar XR® patents. The Complaint—filed in the U.S. District Court for the District of New Jersey—alleges, among other things, that Aurobindo infringed the Company’s Oxtellar XR® patents by submitting to the FDA an Abbreviated New Drug Application (“ANDA”) seeking to market a generic version of Oxtellar XR® prior to the expiration of the Company’s patents. Filing its September 23, 2024, Complaint within 45 days of receiving Aurobindo’s Paragraph IV certification notice entitles Supernus to an automatic stay preventing the FDA from approving Aurobindo’s ANDA for 30 months from the date of the Company’s receipt of the Paragraph IV Notice Letter. The Company entered into a settlement agreement with Aurobindo, and on December 9, 2024, a stipulation of dismissal without prejudice was entered by the U.S. District Court for the District of New Jersey. The agreement has been submitted to the applicable governmental agencies.
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
IV. Supernus Pharmaceuticals, Inc. v. Torrent Pharmaceuticals Ltd., et al., C.A. No. 21-cv-14268 (GC)(DEA) (D.N.J.); Supernus Pharmaceuticals, Inc. v. Ajanta Pharma Limited, et al., Appeal No. 2024-1606 (Fed. Cir.)
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
VI. Supernus Pharmaceuticals, Inc. v. Micro Labs Ltd., et al., C.A. No. 24-cv-9338 (ZNQ)(JTQ) (D.N.J.)
The Company received a Paragraph IV Notice Letter from generic drug maker Micro Labs Ltd. dated August 13, 2024, directed to ten of its Trokendi XR® Orange Book patents. Supernus’s U.S. Patent Nos. 8,298,576; 8,298,580; 8,663,683; 8,877,248; 8,889,191; 8,992,989; 9,549,940; 9,555,004; 9,622,983; and 10,314,790 generally cover once-a-day topiramate formulations and methods of treating or preventing seizures and migraines using those formulations. The FDA Orange Book currently lists U.S. Patent No. 8,298,576 as expiring on April 4, 2028, and U.S. Patent Nos. 8,298,580; 8,663,683; 8,877,248; 8,889,191; 8,992,989; 9,549,940; 9,555,004; 9,622,983; and 10,314,790 as expiring on November 16, 2027. On September 20, 2024, the Company filed a lawsuit against Micro Labs Ltd. and Micro Labs USA, Inc. (collectively, “Micro Labs”) alleging infringement of the Company’s Trokendi XR® Orange Book patents. The Complaint—filed in the U.S. District Court for the District of New Jersey—alleges, among other things, that Micro Labs infringed the Company’s Trokendi XR® patents by submitting to the FDA an Abbreviated New Drug Application (“ANDA”) seeking to market a generic version of Trokendi XR®

prior to the expiration of the Company’s patents. Filing its September 20, 2024, Complaint within 45 days of receiving Micro Labs’ Paragraph IV certification notice entitles Supernus to an automatic stay preventing the FDA from approving Micro Labs’ ANDA for 30 months from the date of the Company’s receipt of the Paragraph IV Notice Letter. The Company entered into a settlement agreement with Micro Labs, and on December 31, 2024, a stipulation of dismissal without prejudice was entered by the U.S. District Court for the District of New Jersey. The agreement has been submitted to the applicable governmental agencies.
APOKYN®
VII. Sage Chemical, Inc., et al. v. Supernus Pharmaceuticals, Inc., et al., C.A. No. 22-cv-1302 (CJB) (D. Del.)
On October 3, 2022, Sage Chemical, Inc. and TruPharma, LLC filed a lawsuit in the United States District Court for the District of Delaware alleging that Supernus Pharmaceuticals, Inc., Britannia Pharmaceuticals Limited (“Britannia”), and US WorldMeds Partners, LLC (“US WorldMeds”) violated state and federal antitrust law in connection with APOKYN® (apomorphine HCl). On October 16, 2022, Plaintiffs amended their complaint to add additional defendants MDD US Enterprises, LLC, MDD US Operations, LLC (each a subsidiary of Supernus Pharmaceuticals, Inc.), USWM, LLC (“USWM”), and individual defendants Paul Breckinridge Jones, Sr., Herbert Lee Warren, Jr., Henry Van Den Berg, and Kristin L. Gullo. On January 10, 2023, Defendants filed an Omnibus Motion to Dismiss the Amended Complaint seeking dismissal of each of Plaintiffs’ claims and the lawsuit in its entirety and US WorldMeds with USWM, Britannia, and the group of individual defendants each filed separate motions to dismiss. On May 9, 2024, and May 28, 2024, respectively, the Court denied the Defendants’ omnibus motion and the Britannia motion to dismiss. On May 31, 2024, and June 4, 2024, respectively, the Court granted the individual defendants’ motion to dismiss and the US WorldMeds and USWM motion to dismiss. On December 6, 2024, Plaintiffs filed a second amended complaint, which added back to the case US WorldMeds and USWM. On November 4, 2024, the Court issued a scheduling order that provides for a Pretrial Conference on December 10, 2025, and a jury trial beginning on January 5, 2026. Pretrial discovery is ongoing as of the date of this submission. On January 3, 2025, the Court issued an Oral Order requiring the parties to “engage in in-person mediation in good faith” and jointly select an agreed-upon mediator. The parties are working to schedule the mediation to occur in late April 2025 in compliance with Court’s Oral Order that the mediation conference “occur no later than May 2, 2025 (unless the parties stipulate to a later date and such date is approved by the Court)."
VIII. US WorldMeds Partners, LLC v. Federal Insurance Company, et al, Case Nos. 24-CI-2529; 24-CI-4195; 24-CI-4631; and 24-CI-6988) (D.Del)
Alleged competitors of Supernus filed a lawsuit against the Company, MDD US Enterprises, LLC, and MDD Operations, LLC (collectively "Enterprises") and others in the United States District Court for the District of Delaware (the “Underlying Action”). After a dispute over coverage under certain insurance policies arose, Enterprises commenced a declaratory judgment action against Federal Insurance Company, RSUI Indemnity Company, and StarStone Specialty Insurance Company and others to recover insurance benefits. US WorldMeds Partners, LLC, RSUI and StarStone commenced similar declaratory judgment actions in connection with the Underlying Action. These related actions were recently consolidated. This case is in its early stages. Supernus awaits responsive pleadings to its Complaint. Discovery has not yet commenced in the consolidated action. An initial post consolidation court conference is scheduled for February 12, 2025.
IX. Supernus Pharmaceuticals, Inc. v. Old Republic Insurance Company, 8:24-cv-03733-PJM) (D.Maryland)
The action seeks recovery of insurance benefits in connection with the Underlying Action in the US WorldMeds Partners, LLC v Federal Insurance Company case. This case is in its early stages. Supernus awaits a responsive pleading to its Complaint. Discovery has not yet commenced.
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
Adamas's patents in question were licensed exclusively to Forest. The complaint includes a claim for damages of “potentially more than $2.5 billion dollars,” treble damages and statutory penalties. To date the federal and state governments have declined to intervene in this action. This case is currently stayed pending Adamas's and Allergan's interlocutory appeal of the District Court's December 11, 2020 order denying Adamas's and Allergan's motions to dismiss the complaint. The appeal was heard by the United States Court of Appeals for the Ninth Circuit (Case No. 21-80005). Argument was held on January 10, 2022. On August 25, 2022, the Ninth Circuit sided with the defendants by reversing the District Court’s public disclosure bar rulings and remanding the case back to the District Court to decide certain issues in the first instance. On October 11, 2022, the plaintiff filed a petition for rehearing with the Ninth Circuit, which was denied. On December 23, 2022, defendants filed renewed motions to dismiss directed to the remaining unresolved issue. On March 20, 2023, the District Court entered an order and final judgment dismissing with prejudice the FCA claim while declining to exercise supplemental jurisdiction over the state false claims act claims which were dismissed without prejudice. On April 19, 2023, the plaintiff appealed the District Court's dismissal of the Federal False Claims Act claim. On February 20, 2024, the plaintiff filed a motion for an indicative ruling and to set aside the judgment in the District Court, based on the same arguments raised in his appeal. That motion was fully briefed and the District Court determined that the motion for an indicative ruling was suitable for determination without a hearing. On May 7, 2024, the District Court denied the plaintiff’s motion for an indicative ruling. The appeal is fully briefed, and the Ninth Circuit heard oral argument on November 21, 2024. On January 29, 2025, the Ninth Circuit affirmed the District Court’s order dismissing the litigation. The plaintiff intends to file a Petition for Panel and En Banc Rehearing and has asked the Ninth Circuit to extend his filing deadline until March 31, 2025.
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
On December 31, 2024, the closing price of our common stock on the NASDAQ Global Market was $36.16 per share. As of December 31, 2024, we had 15 holders of record of our common stock. The actual number of common stockholders is greater than the number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.
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
Performance Graph
The following graph sets forth the Company's total cumulative stockholder return as compared to the NASDAQ Stock Market Composite Index and the NASDAQ Biotechnology Index for the period beginning December 31, 2019, and ending December 31, 2024.
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

________________________________________________________________
*$100 invested on 12/31/2019 in stock or index, including reinvestment of dividends. Fiscal year ending December 31.
Performance Graph Data

	Supernus Pharmaceuticals, Inc.	NASDAQ Composite Index	NASDAQ Biotechnology Index
December 31, 2019	100.00	100.00	100.00
December 31, 2020	106.07	144.92	126.42
December 31, 2021	122.01	177.06	126.45
December 31, 2022	150.38	119.45	113.65
December 31, 2023	122.01	172.77	118.87
December 31, 2024	152.45	223.87	118.20
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
Overview
We are a biopharmaceutical company focused on developing and commercializing products for the treatment of central nervous system (CNS) diseases. Our diverse neuroscience portfolio includes approved treatments for attention-deficit hyperactivity disorder (ADHD), dyskinesia in Parkinson's Disease (PD) patients receiving levodopa-based therapy, hypomobility in PD, epilepsy, migraine, cervical dystonia, and chronic sialorrhea. We are developing a broad range of novel CNS product candidates including new potential treatments for epilepsy, depression, and other CNS disorders.
We have a portfolio of commercial products and product candidates.
Commercial Products
•Qelbree® (viloxazine) extended-release capsules is a novel non-stimulant product indicated for the treatment of ADHD in adults and pediatric patients 6 years and older. The United States Food and Drug Administration (FDA) approved Qelbree for the treatment of ADHD in pediatric patients 6 to 17 years of age in April 2021, and in adult patients in April 2022. The Company launched Qelbree for pediatric patients in May 2021 and for adult patients in May 2022 in the United States (U.S.). In January 2025, the FDA approved an expanded label update for Qelbree to include new data on the pharmacodynamics and use in breastfeeding mothers.
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

•ONAPGOTM (apomorphine hydrochloride) injection is the first and only subcutaneous apomorphine infusion device for the treatment of motor fluctuations in adults with advanced PD. ONAPGO was approved by the FDA in February 2025 and received an Orphan Drug Designation. ONAPGO will be launched in the second quarter of 2025.
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
SPN-443 – Novel stimulant for the treatment of ADHD/CNS
The Company completed a Phase 1 single dose study in healthy adults in 2024 following submission of an Investigational New Drug Application. The study was a first in human, pilot pharmacokinetic study of two oral formulations of SPN-443 in healthy adults. The primary objective of the study was to assess safety and tolerability. This molecule, along with its major metabolites, is an inhibitor of norepinephrine, dopamine and serotonin, also known as a triple reuptake inhibitor. Both formulations of SPN-443 showed adequate bioavailability and were well tolerated.
Qelbree Highlights
•The FDA has approved an update for the label for Qelbree to include new pharmacodynamic data. The updated label highlights Qelbree’s partial agonist activity at the serotonin 5-HT2C receptor and inhibition of the norepinephrine transporter, reinforcing its multimodal pharmacodynamic profile. Additionally, the updated label now includes new lactation data for breastfeeding women with attention-deficit/hyperactivity disorder (ADHD), showing that the transfer of Qelbree into breastmilk is low.
•The Company recently presented interim results from an open-label Phase IV trial with Qelbree in 161 adults with ADHD and mood symptoms at the 30th Annual National Psychopharmacology Update™ conference. The improvements in clinician and patient-rated measures of ADHD, depression and anxiety symptoms in the interim data analysis, analyzed for the first 95 patients who completed the trial, are encouraging and suggest that Qelbree's effects may extend to adults with complex ADHD. Efficacy and safety outcomes were consistent with the double-blind, pivotal trial of Qelbree in adult ADHD. Topline results from the full Phase IV trial (all 161 adults) are consistent with the interim results and will be presented at the American Psychiatric Association Annual Meeting in May 2025.
•Total IQVIA prescriptions for Qelbree were 767,791 for full year 2024, an increase of 25% compared to full year 2023.
•The Company received a two-plus year patent term extension from the US Patent and Trademark Office for US Patent number 9,662,338 that covers Qelbree. This extends the original expiration date of the patent to the year 2035.
Product Pipeline Update
ONAPGO (formerly SPN-830) (apomorphine infusion device) for treatment of Parkinson's disease (PD)
•The Company announced in early February 2025 that the FDA approved ONAPGO (apomorphine hydrochloride), formerly known as SPN-830, as the first and only subcutaneous apomorphine infusion device for the treatment of motor fluctuations in adults with advanced PD. ONAPGO will be launched in the second quarter of 2025 with a support team of experts, including a robust nurse education program, and access support.
SPN-817 – Novel first-in-class highly selective AChE inhibitor for epilepsy
•In November 2024, the Company reported topline results from an open label Phase 2a study in patients with treatment-resistant seizures. The study suggested a differentiated profile, with strong efficacy in focal seizures at the 3mg to 4mg twice daily doses. SPN-817 was safe and had acceptable tolerability with two subjects discontinuing because of treatment related adverse events out of the 26 subjects who entered the maintenance period.
•The Company has initiated a Phase 2b randomized, double-blind, placebo-controlled study of 3mg and 4mg twice daily doses with a targeted enrollment of approximately 258 adult patients with treatment resistant focal seizures.
SPN-820 – Novel first-in-class molecule that increases mTORC1 mediated synaptic function for depression
•In February 2025, the Company reported topline results from a randomized double-blind placebo-controlled Phase 2b study of SPN-820 in adults with treatment-resistant depression (TRD). The study did not demonstrate a statistically significant improvement on the primary and secondary endpoints. The safety profile of SPN-820 was consistent with previous clinical trials, showing few adverse events. The Company will continue to analyze the data and decide on the future of the program.
SPN-443 – Novel stimulant for ADHD/CNS
•The Company completed a Phase 1 pharmacokinetic study of two oral formulations in healthy adults. Both formulations of SPN-443 showed adequate bioavailability and were well tolerated.
Critical Accounting Policies and the Use of Estimates
The significant accounting policies and basis of presentation for our consolidated financial statements are described in Part II, Item 8—Financial Statements and Supplementary Data, Note 2, Summary of Significant Accounting Policies, in the Notes to the Consolidated Financial Statements. Our consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP), requiring us to make estimates, judgments, and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses, and other related disclosures. Some judgments can be subjective and complex, and therefore, actual results could differ materially from those estimates under different assumptions or conditions.
We believe the judgments, estimates, and assumptions associated with the following critical accounting policies have the greatest potential impact on our consolidated financial statements:
•Revenue recognition;

•Impairment of Indefinite-Lived Intangible Assets; and
•Impairment of Definite-Lived Intangible Assets
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
Returns
We maintain a return policy that allows our customers to return products within a specified period of time. Sales of our products are not subject to a general right of return; however, we will accept return of expired product 6 months prior to, and up to 12 months subsequent to, the product's expiry date for certain products. Our products have a shelf life of up to 48 months from date of manufacture. The product return accrual is estimated principally based on historical experience, the level and estimated shelf life of inventory in the distribution channel, changes in the current wholesaler prices, our return policy and expected market events, including generic competition. The time lag from date of sale of our products when we accrue our provision for product returns and the time at which we issue credit for expired product can occur up to several years after the sale of our product. Estimates associated with our provision for product returns are particularly susceptible to adjustment given the extensive time lag. The Company launched Qelbree in May 2021. The Company is actively monitoring returns activity in light of the timeline from the date of sale and the time at which we issue credit for expired products. We had favorable actual returns in 2024 for
Qelbree and as a result, the Company changed its estimated provision for Qelbree product returns based on the most recent experience. The Company has entered into settlement and license agreements with third parties, permitting the sale of a generic version of Trokendi XR beginning in January 2023. In addition, the Company entered into settlement and license agreements with third parties, permitting the sale of a generic version of Oxtellar XR beginning in September 2024. The Company is actively monitoring returns activity in light of the loss of exclusivity and actual and possible further future sales decline based on timing of generic entry. The entry of a generic competitor may cause our future Trokendi XR and Oxtellar XR product return rates to change from historical trends, and this change could have a material effect on the future provision for product returns. Historically, we have experienced changes in estimates in return reserve calculations, but those adjustments have not been material to net earnings. However, given the extensive number of inputs and assumptions, described above, future changes in our return reserves could be material.
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
As of December 31, 2024, we considered the positive results of clinical trials, industry benchmarks, available market data, and recent communications with the FDA regarding SPN-830 in determining the probability of technical and regulatory success input and assumption. The carrying amount of the indefinite-lived intangible asset was $124.0 million as of December 31, 2024. Although we believe the assumptions, judgments, and estimates we have used in our assessments are reasonable and appropriate, a material change in any of our assumptions or external factors could have lead to impairment charges.
In February 2025, ONAPGO (apomorphine hydrochloride) injection, formerly known as SPN-830, was approved by the FDA as the first and only subcutaneous apomorphine infusion device for the treatment of motor fluctuations in adults with advanced PD.
Impairment of Definite-Lived Intangible Assets
Management assesses the potential impairment of our finite-lived intangibles whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The carrying amount of the definite-lived intangible assets, net was $397.9 million as of December 31, 2024. Changes that could prompt such an assessment may include significant or adverse changes in the legal and regulatory environment, the introduction or advancement of competitive products and product candidates, changes in market demand, declining revenue and/or other events that indicate it is more likely than not that fair value is less than its carrying value. If a review of the definite-lived intangibles indicates that the carrying value of certain of these assets is more than the estimated undiscounted future cash flows, an impairment charge is made, as required, to adjust the carrying value to the estimated fair value. Evaluating for impairment requires judgment, including evaluating current economic and competitive circumstances, estimating future cash flows, future growth rates and future profitability. The primary inputs and assumptions used in the model included timing and projections of estimated future revenues and cash flows, loss of exclusivity, and discount rate. If the carrying amount of the asset exceeds its fair value, the Company writes down the asset to its estimated fair value, and an impairment loss equal to the difference between the assets fair value and carrying value is recognized in the consolidated statement of earnings in the period at which such determination is made. The use of different assumptions could increase or decrease the estimated fair value of assets and could therefore affect any impairment measurement. The Company recognized impairment charges of $20.2 million in 2023 mainly due to the partial write-off of the carrying value of some of its acquired intangible assets, primarily XADAGO. The primary factors that led to the impairment determinations were the following: (1) the performance of the commercial products; (2) forthcoming loss of exclusivity of XADAGO in December 2027, or earlier under certain circumstances, due to settlement agreements with third party generic companies; and (3) the change in the Company's future outlook of the brands.
Results of Operations
In this section, we discuss the results of our operations for the year ended December 31, 2024, compared to the year ended December 31, 2023. Our Annual Report on Form 10-K for the year ended December 31, 2023, includes a discussion and analysis of our financial condition and results of operations for the year ended December 31, 2022, in Part II, Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations.
Revenues
Revenues consist primarily of net product sales of our commercial products in the U.S., supplemented by royalty and licensing revenues from our collaborative licensing arrangements. The following table provides information regarding our revenues during the years ended December 31, 2024 and 2023 (dollars in thousands):

	Year Ended December 31,		Change
	2024	2023	Amount	Percent
Net product sales
Qelbree	$241,273	$140,192	$101,081	72%
GOCOVRI	130,824	119,637	11,187	9%
Oxtellar XR	99,464	113,404	(13,940)	(12)%
APOKYN	73,926	75,083	(1,157)	(2)%
Trokendi XR	63,201	94,336	(31,135)	(33)%
Other(1)	29,008	31,281	(2,273)	(7)%
Total net product sales	$637,696	$573,933	$63,763	11%
Royalty, licensing and other revenues	24,121	33,588	(9,467)	(28)%
Total revenues	$661,817	$607,521	$54,296	9%
______________________________
(1) Includes net product sales of MYOBLOC, XADAGO and Osmolex ER.
Net Product Sales
Net product sales increased by $63.8 million from $573.9 million in 2023 to $637.7 million in 2024. The increase was primarily due to increases in net product sales from Qelbree and GOCOVRI partially offset by the decline in net product sales of Trokendi XR and Oxtellar XR due to generic erosion.
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

The following table provides a summary of activities with respect to accrued product returns and rebates for the years ended December 31, 2024 and 2023 (dollars in thousands):

	Accrued Product Returns and Rebates
	Product Returns	Product Rebates	Sales Discounts	Total
Balance at December 31, 2023	$57,290	$96,984	$10,719	$164,993
Provision
Provision for current year sales	17,677	389,842	69,589	477,108
Adjustments relating to prior year sales	(11,943)	(2,049)	(42)	(14,034)
Total provision	5,734	387,793	69,547	463,074
Less: Actual payments/credits	(9,649)	(369,447)	(67,919)	(447,015)
Balance at December 31, 2024	$53,375	$115,330	$12,347	$181,052

Balance at December 31, 2022	$45,008	$106,657	$12,995	$164,660
Provision
Provision for current year sales	22,928	406,329	65,896	495,153
Adjustments relating to prior year sales	(213)	1,672	31	1,490
Total provision	22,715	408,001	65,927	496,643
Less: Actual payments/credits	(10,433)	(417,674)	(68,203)	(496,310)
Balance at December 31, 2023	$57,290	$96,984	$10,719	$164,993
Accrued Product Returns and Rebates
The accrued product returns balance decreased from $57.3 million as of December 31, 2023 to $53.4 million as of December 31, 2024. This decrease was primarily due to $11.9 million of adjustments in the estimated provision for product returns related to prior year sales offset by higher net product sales and timing of related return activity. The majority of the adjustment is attributable to Qelbree, reflecting favorable actual returns experienced in 2024. As a result, the Company changed its estimated provision for product returns based on the most recent experience.
The accrued product rebates balance increased from $97.0 million as of December 31, 2023 to $115.3 million as of December 31, 2024 due to timing of payments associated with government programs.
Provision for Product Returns and Rebates
The provision for product returns decreased from $22.7 million in 2023 to $5.7 million in 2024. The decrease was primarily due to the aforementioned $11.9 million of adjustments in the estimated provision for product returns related to prior year sales.
The provision for product rebates decreased from $408.0 million in 2023 to $387.8 million in 2024. The decrease was primarily attributable to lower Trokendi XR sales and favorability in commercial programs, partially offset by higher Qelbree gross sales.
Sales Discounts
The provision for sales discounts increased from $65.9 million in 2023 to $69.5 million in 2024 primarily attributable to higher net product sales in 2024 compared to 2023.
Adjustments related to prior year sales
Adjustments related to prior year sales in 2024 of $14.0 million was less than 3% of both net product sales and total provision for the year ended December 31, 2024. As aforementioned, the majority of this adjustment is attributable to Qelbree, reflecting favorable actual returns experienced in 2024 for Qelbree. Adjustments related to prior year sales in 2023 of $1.5 million was less than 1% of both net product sales and total provision for the year ended December 31, 2023.

Royalty, Licensing and Other Revenues
Royalty, licensing and other revenues decreased by $9.5 million from $33.6 million in 2023 to $24.1 million in 2024, primarily due to lower royalties on generic Trokendi XR due to the increased number of generic entrants.
Cost of Goods Sold
The following table provides information regarding our cost of goods sold for the years indicated (dollars in thousands):

	Year Ended December 31,		Change
	2024	2023	Amount	Percent
Cost of goods sold	$77,906	$83,779	$(5,873)	(7)%
Cost of goods sold includes the cost of royalties; cost of materials, including active pharmaceutical ingredients (API); and cost to manufacture, including tableting, packaging, personnel, overhead, stability testing, and distribution.
Cost of goods sold decreased from $83.8 million in 2023 to $77.9 million in 2024. The decrease was primarily driven by manufacturing efficiencies of Qelbree and the decline in net product sales of Trokendi XR and Oxtellar XR due to generic erosion.
Research and Development Expense
The following table provides information regarding our research and development (R&D) expenses for the years indicated (dollars in thousands):

	Year Ended December 31,		Change
	2024	2023	Amount	Percent
Research and development	$108,796	$91,593	$17,203	19%
R&D expenses increased from $91.6 million in 2023 to $108.8 million in 2024. The increase was primarily due to increased clinical program costs on SPN-817, SPN-820, the open-label study of Qelbree, and increased manufacturing costs of our product candidates.
Selling, General, and Administrative Expense
The table below provides information regarding our selling, general, and administrative (SG&A) expenses for the years indicated (dollars in thousands):

	Year Ended December 31,		Change
	2024	2023	Amount	Percent
Selling and marketing expense	$227,293	$229,186	$(1,893)	(1)%
General and administrative expense	94,289	107,175	(12,886)	(12)%
Total	$321,582	$336,361	$(14,779)	(4)%
Selling, general, and administrative expenses decreased from $336.4 million in 2023 to $321.6 million in 2024. During the year ended December 31, 2024, the Company recorded approximately $14.2 million of insurance recoveries for certain legal costs. Legal costs were recorded under general and administrative expense as incurred. Correspondingly, the insurance recoveries were recorded as a reduction to general and administrative expenses. There were no insurance recoveries recorded in 2023.
Amortization of Intangible Assets
The following table provides information regarding the amortization expense for intangible assets during the periods indicated (dollars in thousands):

	Year Ended December 31,		Change
	2024	2023	Amount	Percent
Amortization of intangible assets	$77,977	$82,385	$(4,408)	(5)%

Amortization of intangible decreased from $82.4 million in 2023 to $78.0 million in 2024. The decrease is primarily due to impairment charges on certain acquired intangible assets in the fourth quarter of 2023 which reduced amortization expense in fiscal year 2024, as well as on Oxtellar XR, which was fully amortized as of September 2024 and therefore, no further amortization expense was recognized in the fourth quarter of 2024.
Intangible Asset Impairment Charges
The following table provides information regarding the intangible asset impairment charges during the periods indicated (dollars in thousands):

	Year Ended December 31,		Change
	2024	2023	Amount	Percent
Intangible asset impairment charges	$—	$20,189	$(20,189)	(100)%
In the fourth quarter of 2023, the Company recognized impairment charges of $20.2 million mainly due to the partial write-off of the carrying value of some of its acquired intangible assets, primarily XADAGO. The primary factors that led to the impairment determinations were the following: (1) the performance of the commercial products; (2) forthcoming loss of exclusivity of XADAGO; and (3) the change in the Company's future outlook of the brands. No impairment of intangible assets was recognized during the year ended December 31, 2024.
Contingent Consideration Gain
The following table provides information regarding the contingent consideration gain during the periods indicated (dollars in thousands):

	Year Ended December 31,		Change
	2024	2023	Amount	Percent
Contingent consideration gain	$(6,110)	$(1,517)	$(4,593)	303%
Contingent consideration was a gain for the years ended December 31, 2024 and December 31, 2023 of $6.1 million and $1.5 million, respectively. The change of $4.6 million was primarily driven by the non achievement of the 2024 sales-based milestone associated with the Adamas Acquisition.
Other Income (Expense)
The following table provides the components of other income (expense) during the years indicated (dollars in thousands):

	Year Ended December 31,		Change
	2024	2023	Amount	Percent
Interest income & other income, net	$16,204	$10,453	$5,751	55%
Interest expense	—	(1,321)	1,321	(100)%
Noncash interest expense on nonrecourse liability related to sale of future royalties	—	(562)	562	(100)%
Noncash interest expense on debt	—	(532)	532	(100)%
Total	$16,204	$8,038	$8,166	102%
Other income (expense) was an income of $16.2 million in 2024 compared to an income of $8.0 million in 2023. The increase was due to higher interest income on marketable securities largely driven by an overall higher investment balance in 2024 and no debt outstanding in 2024. The interest expense recognized in 2023 was related to the 2023 Notes which were paid off in April 2023.

Income Tax Expense
The following table provides information regarding our income tax expense during the periods indicated (dollars in thousands):

	Year Ended December 31,		Change
	2024	2023	Dollar	Percent
Income tax expense	$24,005	$1,453	$22,552	**
Effective tax rate	25%	53%
______________________________
** Indicates calculation result is equal to or greater than 100%
Income tax expense was $24.0 million and $1.5 million for the years ended December 31, 2024 and December 31, 2023, respectively. The 2024 income tax expense is primarily driven by an increase in pre-tax book income as compared to prior year. The effective tax rate is impacted by benefits from research and development credits and capital losses that were mostly offset by an increase in the deferred tax asset valuation allowance for net operating losses and investments during the year. The 2023 income tax expense and effective tax rate was primarily driven by near break even pre-tax book income.
Net Earnings
The following table provides information regarding our net earnings during the periods indicated (dollars in thousands):

	Year Ended December 31,		Change
	2024	2023	Amount	Percent
Net earnings	$73,865	$1,316	$72,549	5,513%
The increase in net earnings was primarily due to the higher revenues in 2024 from Qelbree and GOCOVRI and lower total costs and expenses in 2024, as well as no intangible asset impairment charge in fiscal year 2024.
Financial Condition, Liquidity and Capital Resources
Summary of Cash Flows
The following table summarizes the major sources and uses of cash for the periods set forth below (dollars in thousands):

	Year Ended December 31,		Change
	2024	2023	Amount
Net cash provided by (used in):
Operating activities	$171,951	$111,085	$60,866
Investing activities	(189,867)	268,729	(458,596)
Financing activities	12,193	(397,880)	410,073
Net change in cash and cash equivalents	$(5,723)	$(18,066)	$12,343
Operating Activities
Net cash provided by operating activities was $172.0 million in 2024 compared to $111.1 million in 2023. The increase in cash flows provided by operating activities was primarily due to higher net income for the year ended December 31, 2024 compared to the same period in prior year, and changes in working capital which reflects the timing impacts of cash collections on receivables and settlement of payables.
Investing Activities
Net cash used in investing activities was $189.9 million in 2024 compared to $268.7 million provided by investing activities in 2023. The change was primarily due to an increase in cash outflows from purchases of marketable securities, partially offset by higher cash inflows from the maturities of marketable securities. In 2023, proceeds from the maturities of investments in marketable securities were used to pay off the 2023 Notes.
Financing Activities
Net cash provided by financing activities was $12.2 million in 2024 compared to $397.9 million used in the same period in 2023. The change was primarily due to the payment of the total principal amounts and remaining outstanding interest due on the 0.625% Convertible Senior Notes in April 2023, partially offset by an increase in proceeds from issuance of common stock in 2024.
Cash, Cash Equivalents and Marketable Securities
Cash and cash equivalents, and marketable securities are as follows (dollars in thousands):

	December 31, 2024	December 31, 2023
Cash and cash equivalents	$69,331	$75,054
Marketable securities	384,281	179,820
Long-term marketable securities	—	16,617
Total	$453,612	$271,491
We have financed our operations primarily with cash generated from product sales, supplemented by revenues from royalty and licensing arrangements, as well as proceeds from the sale of equity and debt securities. Continued cash generation is highly dependent on the success of our commercial products, as well as the success of our product candidates if approved by the FDA. While we expect continued profitability in future years, we anticipate there may be significant variability from year to year in the level of our profits particularly due to continued market and payor pressures for our commercial products; the unfavorable impact of the loss of patent exclusivity for Trokendi XR in January 2023 and Oxtellar XR in September 2024; the potential unfavorable impact of the forthcoming loss of exclusivity of XADAGO; funding for research and development of our product candidates; and the additional funding to launch ONAPGO (apomorphine hydrochloride) injection, formerly known as SPN-830, which was approved by the FDA in February 2025. ONAPGO will be launched in the second quarter of 2025.
The Company believes its balances of cash, cash equivalents and unrestricted marketable securities, which totaled $453.6 million as of December 31, 2024, along with cash generated from ongoing operations and continued access to debt markets, will be sufficient to satisfy its cash requirements over the next twelve months and beyond.
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
Material Cash Requirements
Our material cash requirements include the following contractual and other obligations.
Leases
Our operating lease commitments include leases of fleet vehicles, leases of certain facilities, including the lease of the current headquarters office and laboratory space. As of December 31, 2024, we have fixed lease payment obligations of $40.0 million, with $8.2 million payable within twelve months. Refer to Note 12, Leases in the Notes to the Consolidated Financial Statements in Part II, Item 8 of this report.
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
Milestone Payment Obligations from Acquisitions
The Company has contingent consideration milestones payable related to the Adamas Acquisition. As of December 31, 2024, the remaining Milestone Payment is payable (subject to certain terms and conditions) upon the first occurrence of the achievement of aggregate worldwide net sales of GOCOVRI in excess of $225 million during any consecutive twelve-month period ending on or before December 31, 2025 (Milestone 2025) and may only be achieved once.
As of December 31, 2024, the possible outcomes for the contingent consideration range, on an undiscounted basis, related to remaining 2025 Milestone is from $0 to $25 million.
We also have contingent consideration milestones payable related to the USWM Acquisition. On February 18, 2022, the FDA accepted the SPN-830 NDA for review, and we paid the resulting $25 million milestone in the first quarter of 2022. In addition, there are two other regulatory and developmental contingent consideration milestone payments: the first is a $25 million milestone due upon the FDA's regulatory approval and $30 million upon commercial launch of SPN-830. In February 2025, the FDA approved ONAPGO (apomorphine hydrochloride) injection, formerly known as SPN-830, as the first and only subcutaneous apomorphine infusion device for the treatment of motor fluctuations in adults with advanced PD. ONAPGO will be launched in the second quarter of 2025. As such, the Company paid the milestone related to the FDA's approval of the SPN-830 NDA in February 2025. We expect the remaining regulatory and developmental milestones to become due and be paid in 2025.
Navitor Development Agreement
We have obligations from the Development Agreement with Navitor Inc. we entered into in April 2020. The Company can terminate the Development Agreement upon 30 days' notice. Under the terms of the Development Agreement, the Company and Navitor Inc. will jointly conduct a Phase 2 clinical program for NV-5138 (SPN-820) for treatment-resistant depression. The Company will bear all of Phase 1 and Phase 2 development costs incurred by either party, up to a maximum of $50 million. There are certain additional payments which could be incurred by the Company that are contingent upon Navitor Inc. achieving defined milestones. These milestone payments include an additional license or acquisition fee depending on whether the Company ultimately licenses or acquires NV-5138, and subsequent clinical, regulatory and sales milestone payments. The Company has an option to acquire or license NV-5138 (SPN-820), for which additional payments would be required. In the second quarter of 2024, the Company consented to payment of additional Phase II development costs for NV-5138 (SPN-820) as they are incurred, but reserves the right to terminate payment of future development costs at its discretion.
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
Recently Issued Accounting Pronouncements
For a discussion of new accounting pronouncements, see Note 2, Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements in Part II, Item 8 of this report.

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
The primary objective of our investment activities is to preserve our capital to fund operations and to facilitate business development activities. We also seek to maximize income from our investments without assuming significant interest rate risk, liquidity risk, or risk of default by investing in investment grade securities with maturities of four years or less. Our exposure to market risk is confined to investments in cash and cash equivalents, and marketable securities. As of December 31, 2024, we had unrestricted cash and cash equivalents and marketable securities of $453.6 million.
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
We may contract with clinical research organizations (CROs) and investigational sites globally. Currently, we have ongoing clinical trials being conducted outside the U.S. We do not hedge our foreign currency exchange rate risk. Transactions denominated in currencies other than the U.S. dollar are recorded based on exchange rates at the time such transactions arise. As of December 31, 2024, and December 31, 2023, substantially all of our liabilities were denominated in the U.S. dollar.
Inflation generally affects us by increasing our cost of labor and the cost of services provided by our vendors. We do not believe that inflation and changing prices over the years ended December 31, 2024, and 2023 had a significant impact on our consolidated results of operations. While we expect significant year-to-year variability in labor and vendor service costs due to uncontrollable inflation factors like natural disasters, geopolitical conflicts, and government regulations, we strive to mitigate future price risks. We do this by forming strong partnerships with key suppliers and our CMOs, and by directly managing the procurement and supply levels of key raw materials for our commercial products. However, these efforts may not fully protect us from cost increases, which could adversely impact our profitability.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
Supernus Pharmaceuticals, Inc.
Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Supernus Pharmaceuticals, Inc.:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Supernus Pharmaceuticals, Inc. and subsidiaries (the Company) as of December 31, 2024 and 2023, the related consolidated statements of earnings, comprehensive earnings, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 25, 2025 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.
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
Accrued sales deductions related to product returns
As disclosed in Notes 2 and 14 to the consolidated financial statements, the Company recorded accrued product returns of $53,375 (dollars in thousands) as of December 31, 2024. The related provision for product returns is reflected as a reduction of gross product sales, and is recorded at the time of sale when the customer takes title to the product. Sale of the Company’s products are not subject to a general right of return; however, the Company will accept return of expired product six months prior to and up to 12 months subsequent to the product’s expiry date for certain products. The Company's products have a shelf life of up to 48 months from date of manufacture.
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
February 25, 2025

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Supernus Pharmaceuticals, Inc.:

Opinion on Internal Control Over Financial Reporting
We have audited Supernus Pharmaceuticals, Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of earnings, comprehensive earnings, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes (collectively, the consolidated financial statements), and our report dated February 25, 2025 expressed an unqualified opinion on those consolidated financial statements.
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

/s/ KPMG LLP
Baltimore, Maryland
February 25, 2025

Supernus Pharmaceuticals, Inc.
Consolidated Balance Sheets
(in thousands, except share and per share data)

	December 31, 2024	December 31, 2023
Assets
Current assets
Cash and cash equivalents	$69,331	$75,054
Marketable securities	384,281	179,820
Accounts receivable, net	142,077	144,155
Inventories, net	54,293	77,408
Prepaid expenses and other current assets	36,088	16,676
Total current assets	686,070	493,113
Long-term marketable securities	—	16,617
Property and equipment, net	11,545	13,530
Intangible assets, net	521,912	599,889
Goodwill	117,019	117,019
Other assets	31,527	37,505
Total assets	$1,368,073	$1,277,673

Liabilities and stockholders’ equity
Current liabilities
Accounts payable and accrued liabilities	$76,352	$79,569
Accrued product returns and rebates	168,705	154,274
Contingent consideration, current portion	47,340	52,070
Other current liabilities	—	4,283
Total current liabilities	292,397	290,196
Contingent consideration, long-term	—	1,380
Operating lease liabilities, long-term	27,382	33,196
Deferred income tax liabilities, net	4,961	24,963
Other liabilities	7,600	6,422
Total liabilities	332,340	356,157

Commitments and contingencies (Note 16)

Stockholders’ equity
Common stock, $0.001 par value; 130,000,000 shares authorized; 55,743,095 and 54,723,356 shares issued and outstanding as of December 31, 2024 and December 31, 2023, respectively	56	55
Additional paid-in capital	479,440	439,493
Accumulated other comprehensive loss, net of tax	(189)	(593)
Retained earnings	556,426	482,561
Total stockholders’ equity	1,035,733	921,516
Total liabilities and stockholders’ equity	$1,368,073	$1,277,673

See accompanying notes.

Supernus Pharmaceuticals, Inc.
Consolidated Statements of Earnings
(in thousands, except share and per share data)

	Year Ended December 31,
	2024	2023	2022
Revenues
Net product sales	$637,696	$573,933	$649,432
Royalty, licensing and other revenues	24,121	33,588	17,806
Total revenues	661,817	607,521	667,238

Costs and expenses
Cost of goods sold(a)	77,906	83,779	87,221
Research and development	108,796	91,593	74,552
Selling, general and administrative	321,582	336,361	377,221
Amortization of intangible assets	77,977	82,385	82,630
Intangible asset impairment charges	—	20,189	—
Contingent consideration gain	(6,110)	(1,517)	(510)
Total costs and expenses	580,151	612,790	621,114

Operating earnings (loss)	81,666	(5,269)	46,124

Other income (expense)
Interest and other income, net	16,204	10,453	21,689
Interest expense	—	(2,415)	(7,070)
Total other income (expense), net	16,204	8,038	14,619

Earnings before income taxes	97,870	2,769	60,743

Income tax expense	24,005	1,453	32
Net earnings	$73,865	$1,316	$60,711

Earnings per share
Basic	$1.34	$0.02	$1.13
Diluted	$1.32	$0.02	$1.04

Weighted average shares outstanding
Basic	55,100,063	54,536,281	53,665,143
Diluted	55,958,537	55,506,828	61,679,800

(a) Excludes amortization of intangible assets.

See accompanying notes.

Supernus Pharmaceuticals, Inc.
Consolidated Statements of Comprehensive Earnings
(in thousands)

	Year Ended December 31,
	2024	2023	2022
Net earnings	$73,865	$1,316	$60,711
Other comprehensive gain (loss)
Unrealized gain (loss) on marketable securities, net of tax	404	2,617	(4,749)
Other comprehensive gain (loss)	404	2,617	(4,749)
Comprehensive earnings	$74,269	$3,933	$55,962

See accompanying notes.

Supernus Pharmaceuticals, Inc.
Consolidated Statements of Changes in Stockholders' Equity
(in thousands, except share data)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Earnings (Loss)	Retained Earnings	Total Stockholders' Equity
	Shares	Amount
Balance, December 31, 2021	53,256,094	$53	$434,337	$1,539	$379,922	$815,851
Cumulative effect of adoption of ASU 2020-06	—	—	(56,212)	—	40,612	(15,600)
Balance, January 1, 2022	53,256,094	53	378,125	1,539	420,534	800,251
Share-based compensation expense related to employee stock purchase plan and share-based awards	—	—	17,568	—	—	17,568
Issuance of common stock related to employee stock purchase plan and share-based awards	997,702	1	12,422	—	—	12,423
Net earnings	—	—	—	—	60,711	60,711
Unrealized loss on marketable securities, net of tax	—	—	—	(4,749)	—	(4,749)
Balance, December 31, 2022	54,253,796	54	408,115	(3,210)	481,245	886,204
Share-based compensation expense related to employee stock purchase plan and share-based awards	—	—	26,759	—	—	26,759
Issuance of common stock related to employee stock purchase plan and share-based awards	469,560	1	4,619	—	—	4,620
Net earnings	—	—	—	—	1,316	1,316
Unrealized gain on marketable securities, net of tax	—	—	—	2,617	—	2,617
Balance, December 31, 2023	54,723,356	55	439,493	(593)	482,561	921,516
Share-based compensation expense related to employee stock purchase plan and share-based awards	—	—	27,755	—	—	27,755
Issuance of common stock related to employee stock purchase plan and share-based awards, net of taxes withheld	1,019,739	1	12,192	—	—	12,193
Net earnings	—	—	—	—	73,865	73,865
Unrealized gain on marketable securities, net of tax	—	—	—	404	—	404
Balance, December 31, 2024	55,743,095	$56	$479,440	$(189)	$556,426	$1,035,733

See accompanying notes.

Supernus Pharmaceuticals, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2024	2023	2022
Cash flows from operating activities
Net earnings	$73,865	$1,316	$60,711
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	80,414	84,859	85,543
Other income from Navitor (see Note 4)	—	—	(12,888)
Intangible asset impairment charges	—	20,189	—
Amortization of deferred financing costs and debt discount	—	532	2,112
Realized gains from sales of marketable securities	(9)	—	(14)
Amortization of premium/discount on marketable securities	1,823	(122)	3,233
Change in fair value of contingent consideration	(6,110)	(1,517)	(510)
Share-based compensation expense	27,755	26,759	17,568
Deferred income tax benefit	(20,136)	(25,714)	(26,324)
Inventory valuation write-down	8,876	8,023	10,442
Other noncash adjustments, net	7,525	5,897	1,196
Changes in operating assets and liabilities:
Accounts receivable	2,078	18,765	(16,366)
Inventories	15,806	6,110	(17,858)
Prepaid expenses and other assets	(19,352)	(334)	12,303
Accrued product returns and rebates	14,431	2,609	18,941
Accounts payable and other liabilities	(15,015)	(36,287)	(19,163)
Payment of contingent consideration	—	—	(2,100)
Net cash provided by operating activities	171,951	111,085	116,826

Cash flows from investing activities
Purchases of marketable securities	(688,013)	(101,621)	(406,990)
Maturities of marketable securities	498,871	370,901	190,739
Purchases of property and equipment	(725)	(551)	(412)
Net cash provided by (used in) investing activities	(189,867)	268,729	(216,663)

Cash flows from financing activities
Proceeds from Credit Line	—	93,000	—
Payments on Credit Line	—	(93,000)	—
Payment on convertible notes	—	(402,500)	—
Proceeds from issuance of common stock	14,908	6,610	12,423
Employee taxes paid related to net share settlement of equity awards	(2,715)	(1,990)	—
Payment of contingent consideration	—	—	(22,900)
Net cash provided by (used in) financing activities	12,193	(397,880)	(10,477)
Net change in cash and cash equivalents	(5,723)	(18,066)	(110,314)
Cash and cash equivalents at beginning of year	75,054	93,120	203,434
Cash and cash equivalents at end of year	$69,331	$75,054	$93,120

Supplemental cash flow information
Cash paid for income taxes	$53,254	$36,602	$16,200
Cash paid for interest on debt	$—	$1,946	$2,516

Noncash investing and financing activities
Property and equipment additions from utilization of tenant improvement allowance	—	—	$580
See accompanying notes.

Supernus Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements
1. Business Organization
Supernus Pharmaceuticals, Inc. (the Company, see Consolidation in Note 2, Summary of Significant Accounting Policies) was incorporated in Delaware and commenced operations in 2005. The Company is a biopharmaceutical company focused on developing and commercializing products for the treatment of central nervous system (CNS) diseases. The Company's diverse neuroscience portfolio includes approved treatments for attention-deficit hyperactivity disorder (ADHD), dyskinesia in Parkinson's Disease (PD) patients receiving levodopa-based therapy, hypomobility in PD, epilepsy, migraine, cervical dystonia, and chronic sialorrhea. The Company is developing a broad range of novel CNS product candidates including new potential treatments for hypomobility in PD, epilepsy, depression, and other CNS disorders.
The Company has eight commercial products: Qelbree®, GOCOVRI®, Oxtellar XR®, APOKYN®, Trokendi XR®, XADAGO®, MYOBLOC® and ONAPGOTM (formerly known as SPN-830). In February 2025, the FDA approved ONAPGO (apomorphine hydrochloride) injection as the first and only subcutaneous apomorphine infusion device for the treatment of motor fluctuations in adults with advanced PD. ONAPGO will be launched in the second quarter of 2025.
2. Summary of Significant Accounting Policies
Basis of Presentation
The Company's consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (U.S. GAAP).
The Company, which is primarily located in the United States (U.S.), operates in one operating segment.
Reclassifications
The prior year amounts related to the caption Inventory valuation write-down in the consolidated statements of cash flows has been reclassified to conform to current year presentation. The reclassification did not affect the other consolidated financial statements.
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
Marketable Securities
Marketable securities consist of investments in U.S. Treasury bills and notes; bank certificates of deposit; various U.S. government agency debt securities; corporate and municipal debt securities. The Company places all investments with governmental, industrial, or financial institutions whose debt is rated as investment grade.
The Company's investments are classified as available-for-sale and are carried at fair value. The Company classifies all available-for-sale marketable securities with maturities greater than one year from the balance sheet date as non-current assets.
Any unrealized holding gains or losses on debt securities, including their tax effect, are reported as components of Other comprehensive gain (loss) in the consolidated statement of comprehensive earnings. Realized gains and losses, included in Interest and other income, net in the consolidated statement of earnings, are determined using the specific identification method for determining the cost of securities sold.
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
The determination of the initial and subsequent fair value of the contingent consideration liability may require significant judgment by management. Changes in any of the inputs not related to facts and circumstances existing as of the acquisition date may result in a significant fair value adjustment, which can impact the results of operations in the period in which the adjustment is made. Changes that are not measurement period adjustments are reported on the consolidated statement of earnings in Contingent consideration gain.
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

Supernus Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

The following table shows the percentage of the Company's sales made to customers representing more than 10% of the Company's total gross product sales, and the percentage of the Company's accounts receivables, net from each:

	Percentage of Gross Product Sales			Percentage of Accounts Receivable, net
	2024	2023	2022	2024	2023
Customer A	28%	28%	26%	40%	38%
Customer B	24%	23%	28%	28%	30%
Customer C	25%	25%	26%	16%	16%
Customer D	13%	12%	10%	8%	7%
	90%	88%	90%	92%	91%
Refer to Note 3, Disaggregated Revenues, for the concentration of net product sales.
Inventories
Inventories are recorded at the lower of cost or net realizable value, and include materials, labor, direct costs and indirect costs. These are valued using the first-in, first-out method. The Company periodically reviews inventory and records write-downs for any excess, expired and obsolete inventory, and for inventory that has a cost basis in excess of its expected net realizable value based on estimates of product demand, production requirements, market conditions, regulatory requirements and spoilage. The write-down to net realizable value is recorded in the period in which impairment is identified and is recorded as a component of Cost of goods sold in the consolidated statement of earnings.
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

Computer equipment	3 years - 5 years
Software	3 years - 5 years
Lab equipment and furniture	5 years - 10 years
Leasehold improvements	Shorter of lease term or useful life
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
Impairment of Indefinite-Lived Intangible Assets
For indefinite-lived intangible assets, such as the acquired IPR&D asset, the Company evaluates impairment annually or more frequently if impairment indicators exist. The annual evaluation is generally based on an assessment of qualitative factors to determine whether it is more likely than not that the fair value of the asset is less than its carrying amount. The Company considers various factors including but not limited to, significant or adverse changes in the legal and regulatory environment, adverse clinical trial results, significant trial delays, inability to obtain governmental approval, inability to commercialize a product candidate, the introduction or advancement of competitive products, and product candidates, or other events that indicate it is more likely than not that fair value is less than its carrying value. If the Company is unable to conclude whether the indefinite-lived intangible asset is not impaired after considering the totality of events and circumstances during its qualitative assessment, the Company performs a quantitative assessment by estimating the fair value of the indefinite-lived intangible asset and comparing the fair value to the carrying amount. Evaluating for impairment requires judgment, including evaluating current economic and competitive circumstances, estimating future cash flows, future growth rates, future profitability, and the expected life over which projected cash flows would occur. If the carrying amount of the indefinite-lived intangible asset exceeds its fair value, the Company writes down the indefinite-lived intangible asset to its estimated fair value, and an impairment loss equal to the difference between the assets fair value and carrying value is recognized in the consolidated statement of earnings in the period at which such determination is made.
Goodwill and Goodwill Impairment Assessment
Goodwill is calculated as the excess of the consideration paid as part of an acquisition compared to the net assets recognized in a business combination. Goodwill represents the future economic benefits from the other acquired assets that could not be individually identified and separately quantified.
The Company evaluates goodwill for possible impairment at least annually (during the fourth quarter of each fiscal year), or more often, if and when events and circumstances indicate that goodwill may be impaired. The annual evaluation is generally based on an assessment of qualitative factors to determine whether it is more likely than not that the fair value of the asset is less than its carrying amount. This includes but is not limited to, significant adverse changes in the business climate, market conditions, or other events that indicate that it is more likely than not that the fair value of the reporting unit is less than its carrying value. If the Company is unable to conclude whether the goodwill is not impaired after considering the totality of events and circumstances during its qualitative assessment, the Company performs a quantitative assessment by estimating the fair value of the reporting unit and comparing the fair value to the carrying amount. Evaluating for impairment requires judgment, including identifying reporting units and estimating future cash flows. The Company estimates the fair values of its reporting unit using discounted cash flow models or other valuation models, such as comparative transactions or market multiples. If the carrying amount of the reporting unit exceeds its fair value, the Company writes down the goodwill to the estimated fair value, and an impairment loss equal to the difference is recognized in the consolidated statement of earnings in the period at which such determination is made.

Supernus Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

Revenue Recognition
The Company determines revenue recognition for our contractual arrangements with customers based on the following five steps: (1) identify each contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to our performance obligations in the contract; and (5) recognize revenue when (or as) the Company satisfies the relevant performance obligation. The Company only applies the five-step model to contracts when it is probable that the Company will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. The Company recognizes revenue in an amount that reflects the consideration the Company expects to receive in exchange for those goods or services. The Company does not adjust revenue for any financing effects in transactions where the Company expects the period between the transfer of the goods or services and collection to be less than one year.
No contract assets or liabilities were recorded as of December 31, 2024, or 2023.
Revenue from Product Sales
The Company's customers are primarily pharmaceutical wholesalers, specialty pharmacies, and pharmaceutical distributors. Customers purchase product to fulfill orders from retail pharmacy chains and independent pharmacies of varying size and purchasing power. The Company recognizes gross product sales when its customers take control of its products, including title and ownership. Customer orders are generally fulfilled within a few days of order receipt, resulting in minimal order backlog.
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

Supernus Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

•Returns - Sales of the Company's products are not subject to a general right of return. A product that has been used to fill patient prescriptions is no longer subject to any right of return. However, the Company will accept a return of product that is damaged or defective when shipped from its third party fulfillment centers. The Company will also accept a return of expired product six months prior to and up to twelve months subsequent to the product's expiry date for certain products. Expired or defective returned product cannot be re-sold and is therefore destroyed. The Company records an estimated liability for product returns at the time the customer takes title to the product (i.e., at time of sale). The liability is reflected as a reduction to gross product sales, and an increase in Accrued product returns and rebates. This liability is recorded as a component of current liabilities on the consolidated balance sheets. The Company estimates the liability for returns primarily based on the actual returns experience for its commercial products. Because the Company's products have a shelf life up to forty-eight months from the date of manufacture, and because the Company accepts return of product up to twelve months post its expiry date, there is a time lag of several years between the time when the product is sold and the time when the Company may issue credit on the expired product.
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
Royalty, Licensing, and Other Revenues
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
Historically, royalty revenues also included noncash royalty revenues for amounts earned pursuant to its royalty agreement with United Therapeutics Corporation (United Therapeutics) and was based on estimated product sales of Orenitram by United Therapeutics. During the second quarter of 2023, full ownership of the royalty rights has reverted back to the Company as the cumulative payment threshold has been reached (see Note 3, Disaggregated Revenues).
There are no guaranteed amounts owed to the Company related to any of these royalty revenue agreements.
License and Collaboration Arrangements
At contract inception, the Company analyzes its collaboration arrangements to assess whether they are within the scope of Accounting Standards Codification 808, Collaborative Arrangements (ASC 808) to determine whether such arrangements involve joint operating activities performed by parties that are both active participants in the activities and exposed to significant risks and rewards dependent on the commercial success of such activities. For collaboration arrangements within the scope of ASC 808 that contain multiple elements, the Company first determines which elements of the collaboration are deemed to be within the scope of ASC 808 and those that are more reflective of a vendor-customer relationship and therefore within the scope of ASC Topic 606, Revenue from Contracts with Customers (ASC 606). For elements of collaboration arrangements that are accounted for pursuant to ASC 808, an appropriate recognition method is determined and applied consistently.

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
Milestone payments based on a non-sales metric such as a development-based milestone (e.g. obtaining regulatory approval) represent variable consideration and would be included in the transaction price subject to any constraints. If the milestone payments relate to future development, the timing of recognition depends upon historical experience, the specific facts and circumstances, and the significance a third-party has on the outcome. Milestone payments that are not within the control of the Company, such as approval from regulatory authorities or where attainment of the specified event is dependent on the development activities of a third-party, are fully constrained and are not included in the transaction price until the period in which those regulatory approvals are obtained, or the specified event occurs due to the inherent uncertainty with the approval process.
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
•Expected Dividend Yield—The Company has never declared or paid dividends and has no plans to do so in the foreseeable future. The expected dividend yield is therefore zero.
•Expected Term—This is the period of time during which options are expected to remain unexercised. The Company determines the expected term based on the historical exercise behavior of the stock option plan participants. Options have a maximum contractual term of ten years.
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
Advertising Expense
Advertising expense includes the cost of promotional materials and activities, such as print materials and digital marketing, marketing programs and speaker programs. The cost of the Company's advertising efforts are expensed as incurred.
The Company incurred approximately $88.5 million, $99.7 million, and $131.7 million in advertising expense for the years ended December 31, 2024, 2023, and 2022, respectively. These expenses are recorded as a component of Selling, general and administrative expenses in the consolidated statements of earnings.
Insurance Recoveries
The Company has several policies with third-party insurers that provide for the recovery of certain costs incurred by the Company. The Company records our rights to insurance recoveries as a receivable when the respective costs are reimbursable under applicable insurance policies, it is probable that such costs will be reimbursed, and reimbursement can be reasonably estimated. As such, the Company estimates the percentage of costs that will be reimbursed by the insurance provider to determine the amount to record for the insurance recovery receivable.
The Company recorded approximately $14.2 million of insurance recoveries during the year ended December 31, 2024. There were no insurance recoveries during the years ended December 31, 2023 and 2022, respectively. To date, there have not been any material adjustments to our prior estimates of the insurance recovery receivable. Insurance recoveries recognized in fiscal year 2024 were recorded as a reduction to Selling, general and administrative expenses.

Supernus Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

Interest Expense
Interest expense included the amortization of deferred financing costs and debt discount incurred by the Company in connection with the issuance of $402.5 million of 0.625% Convertible Senior Notes which were due and paid in 2023 (see Note 15, Interest Expense). The Company amortized deferred financing costs and debt discounts over the term of the debt, using the effective interest method. Interest expense also includes stated interest in connection with the Company's debt instruments.
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
Recently Issued Accounting Pronouncements
Accounting Pronouncements Adopted
On January 1, 2024, the Company adopted Accounting Standards Update (ASU) 2023-07, Improvements to Reportable Segment Disclosures (Topic 280). The new standard improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses that are regularly provided to the chief operating decision maker. ASU 2023-07 also clarifies that entities with a single reportable segment are subject to both new and existing reporting requirements under Topic 280. See Note 13, Segment Reporting.
Accounting Pronouncements Not Yet Adopted
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
ASU 2024-03, Disaggregation of Income Statement Expenses (Topic 220) - The new standard, issued in November 2024, requires additional disclosure in tabular format, about the nature of specific types of expense captions presented on the face of the income statement as well as disclosures about selling expenses. The new standard does not change the requirements for the presentation of expenses on the face of the income statement. The standard is effective with annual periods beginning after December 15, 2026. Early adoption and retrospective application are permitted. The Company plans to adopt the guidance for the fiscal year ending December 31, 2026. We expect ASU 2024-03 to require additional disclosures in the notes to our consolidated financial statements. The Company is currently evaluating the effects adoption of this guidance will have on the consolidated financial statements.

Supernus Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

SEC Final Climate Rule
In March 2024, the U.S. Securities and Exchange Commission (SEC) adopted the final rule under SEC Release No. 33-11275, The Enhancement and Standardization of Climate-Related Disclosures for Investors (Final Rule). This rule will require registrants to disclose certain climate-related information in registration statements and annual reports with staggered compliance dates for large accelerated filers for the various aspects of the Final Rule. On April 4, 2024, the SEC issued an order staying the Final Rule. The SEC’s administrative stay is expected to remain in place until the completion of litigation filed in various federal courts challenging, among other things, the agency’s authority to adopt the Final Rule. The Company is evaluating the final rule to determine its impact on the Company's disclosures.
3. Disaggregated Revenues
The following table provides information regarding total revenues (dollars in thousands):

	Year Ended December 31,
	2024	2023	2022
Net product sales
Qelbree	$241,273	$140,192	$61,322
GOCOVRI	130,824	119,637	104,421
Oxtellar XR	99,464	113,404	115,345
APOKYN	73,926	75,083	75,305
Trokendi XR	63,201	94,336	261,221
Other(1)	29,008	31,281	31,818
Total net product sales	637,696	573,933	649,432
Royalty, licensing and other revenues	24,121	33,588	17,806
Total revenues	$661,817	$607,521	$667,238
______________________________
(1) Includes net product sales of MYOBLOC, XADAGO and Osmolex ER.
In December 2023, the Company submitted to the FDA a notification of discontinuance to withdraw Osmolex ER from distribution. Distribution of Osmolex ER ceased on April 1, 2024.
The Company recognized noncash royalty revenues of $4.0 million, and $9.8 million for the years ended December 31, 2023 and 2022, respectively. The Company no longer recognizes noncash royalty revenue as ownership of the royalty rights reverted back to the Company during the second quarter of 2023 (see Note 2, Summary of Significant Accounting Policies).
Adjustments related to prior year sales in 2024 was less than 3% of net product sales. The majority of the adjustment is attributable to Qelbree, reflecting favorable actual returns experienced in 2024. As a result, the Company changed its estimated provision for product returns based on the most recent experience. In 2023 and 2022, adjustments related to prior year sales have amounted to less than 1% of net product sales for each of the respective periods.

Supernus Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements (Continued)
The following table shows the percentage of net product sales to total net product sales:

	Percentage of Net Product Sales
	Year Ended December 31,
	2024	2023	2022
Qelbree	38%	24%	9%
GOCOVRI	20%	21%	16%
Oxtellar XR	16%	20%	18%
APOKYN	12%	13%	12%
Trokendi XR	10%	16%	40%
Other(1)	4%	6%	5%
Total	100%	100%	100%
______________________________
(1) Includes net product sales of MYOBLOC, XADAGO and Osmolex ER.
4. Investments
Marketable Securities
Unrestricted available-for-sale marketable securities held by the Company are as follows (dollars in thousands):

	December 31, 2024	December 31, 2023
Corporate, U.S. government agency and municipal debt securities
Amortized cost	$384,481	$197,153
Gross unrealized gains	89	5
Gross unrealized losses	(289)	(721)
Total fair value	$384,281	$196,437
As of December 31, 2024, all of our unrestricted available-for-sale marketable securities have contractual maturities of one year or less.
There was no impairment on any available-for-sale marketable securities as of December 31, 2024 and December 31, 2023.
Investment in Navitor
In April 2020, the Company entered into a development agreement (the Development Agreement) with Navitor Pharmaceuticals, Inc. (Navitor Inc.). The Company can terminate the Development Agreement upon 30 days' notice. Under the terms of the Development Agreement, the Company and Navitor Inc. will jointly conduct a Phase 2 clinical program for NV-5138 (SPN-820) for treatment-resistant depression. The Company will bear all of the Phase 1 and Phase 2 development costs incurred by either party, up to a maximum of $50 million, which amount could be increased under the terms of the Development Agreement upon Navitor Inc.’s request and the Company’s consent. In 2020, the Company paid a one-time, nonrefundable, and non-creditable fee of $10 million for the option to acquire or license NV-5138 (SPN-820) and made a $15 million equity investment representing approximately 13% ownership in Navitor Inc. There are also certain additional payments which could be incurred by the Company that are contingent upon Navitor Inc. achieving defined milestones. These payments include an additional license or acquisition fee depending on whether the Company ultimately licenses or acquires NV-5138 (SPN-820), and subsequent clinical, regulatory and sales milestone payments. The total payments, exclusive of the royalty payments on net sales of NV-5138 (SPN-820) and development costs paid by the Company under the agreement, have the potential to reach $410 million to $475 million, which includes an aggregate upfront payment of $25 million paid in 2020 for the option to acquire or license NV-5138 (SPN-820) and the equity investment, an additional license or acquisition fee depending on whether the

Supernus Pharmaceuticals, Inc.
Notes to Financial Statements (Continued)

4. Investments (Continued)
Company ultimately licenses or acquires NV-5138 (SPN-820), and subsequent clinical, regulatory and sales based milestone payments. The Company also will have the first right of refusal for any compound with a similar mechanism of action to NV-5138 (SPN-820) on mTORC1 in the central nervous system.
In addition to entering into the Development Agreement in April 2020, as mentioned above , the Company acquired Series D Preferred Shares of Navitor Inc. (the Navitor Shares), an equity investment representing an approximately 13% ownership position in Navitor Inc. As part of a legal restructuring in March 2021, the Company's Navitor Inc. Shares were exchanged for membership interests in Navitor Pharmaceutics LLC (Navitor LLC), which became the sole shareholder of Navitor Inc. The Company has determined that although Navitor LLC is a VIE, the Company does not consolidate the results of this VIE into its financial results because the Company lacks the power to direct the activities that most significantly impact Navitor LLC’s economic performance.
In the second quarter of 2024, the Company consented to payment of additional Phase 2 development costs for NV-5138 (SPN-820) as they are incurred, but reserves the right to terminate payment of future development costs at its discretion.
The maximum exposure to losses related to Navitor LLC includes the approximately $50.0 million for Phase 1 and Phase 2 development of NV-5138 (SPN-820) already paid by the Company, plus the cost of other development and formulation activities provided by the Company and additional Phase 2 development costs the Company agreed to pay pursuant to the Development Agreement.
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

		Fair Value Measurements
	Total Fair Value at December 31, 2024	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents
Cash	$37,830	$37,830	$—	$—
Money market funds	31,501	31,501	—	—
Marketable securities
Corporate debt securities	355,201	—	355,201	—
U.S government agency securities	29,080	—	29,080	—
Other noncurrent assets
Marketable securities - restricted (SERP)	635	21	614	—
Total assets at fair value	$454,247	$69,352	$384,895	$—
Liabilities:
Contingent consideration	$47,340	$—	$—	$47,340
Total liabilities at fair value	$47,340	$—	$—	$47,340

Supernus Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements (Continued)

5. Fair Value of Financial Instruments (Continued)

		Fair Value Measurements
	Total Fair Value at December 31, 2023	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents
Cash	$35,957	$35,957	$—	$—
Money market funds	39,097	39,097	—	—
Marketable securities
Corporate debt securities	78,007	—	78,007	—
Municipal debt securities	10,916	—	10,916	—
U.S. government agency debt securities	90,897	—	90,897	—
Long-term marketable securities
Corporate debt securities	16,617	—	16,617	—
Other noncurrent assets
Marketable securities - restricted (SERP)	568	16	552	—
Total assets at fair value	$272,059	$75,070	$196,989	$—
Liabilities:
Contingent consideration	$53,450	$—	$—	$53,450
Total liabilities at fair value	$53,450	$—	$—	$53,450
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
6. Contingent Consideration
The following table provides the current and long-term portions related to the contingent consideration for the USWM Acquisition and Adamas Acquisition (as defined below) (dollars in thousands):

	December 31, 2024	December 31, 2023
Reported under the following captions in the consolidated balance sheets:
Contingent consideration, current portion	$47,340	$52,070
Contingent consideration, long-term	—	1,380
Total	$47,340	$53,450
The Company's contingent consideration liabilities are related to the USWM Acquisition in 2020 and the Adamas Acquisition in 2021. The contingent consideration liabilities are measured at fair value on a recurring basis using either a Monte Carlo simulation or the income approach. The Company classifies its contingent consideration liabilities as Level 3 fair value measurements based on the significant unobservable inputs used to estimate fair value. These reflect the inputs and assumptions the Company believes would be made by market participants. Changes in any of those inputs together or in isolation may result in significantly lower or higher fair value measurement. The change in fair value is reported on the consolidated statement of earnings in Contingent consideration gain.

Supernus Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements (Continued)

6. Contingent Consideration (Continued)
USWM Contingent Consideration
On June 9, 2020 (the USWM Closing Date), the Company completed its acquisition of all the outstanding equity of USWM Enterprises, LLC (USWM Enterprises) (USWM Acquisition). The USWM Acquisition included potential additional contingent consideration payments for regulatory and development milestones and sales-based milestones. As of December 31, 2024, the remaining potential contingent consideration payments are up to $55 million in regulatory and development milestones comprised of (1) $25 million related to the FDA's approval of the SPN-830 NDA and (2) $30 million related to the subsequent commercial product launch. In February 2025, the FDA approved ONAPGO (apomorphine hydrochloride) injection, formerly known as SPN-830, as the first and only subcutaneous apomorphine infusion device for the treatment of motor fluctuations in adults with advanced PD. ONAPGO will be launched in the second quarter of 2025. As such, the Company paid the $25 million milestone related to the FDA's approval of the SPN-830 NDA in February 2025, and expects the remaining $30 million milestones to be due and paid in 2025.
The key assumptions considered in estimating the fair value include the estimated probability and timing of milestone achievement, such as the probability and timing of obtaining regulatory approval, and the discount rate.
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
Each CVR represents the contractual right to receive a contingent payment of $0.50 per share in cash, less any applicable withholding taxes and without interest, upon the achievement of the applicable milestone (each such amount, a Milestone Payment) in accordance with the terms of a Contingent Value Rights Agreement entered into between the Company and American Stock Transfer & Trust Company, LLC, as rights agent, as further defined in the CVR agreement. One Milestone Payment is payable (subject to certain terms and conditions) upon the first occurrence of the achievement of aggregate worldwide net sales of GOCOVRI in excess of $150 million during any consecutive twelve-month period ending on or before December 31, 2024 (Milestone 2024). Another Milestone Payment is payable (subject to certain terms and conditions) upon the first occurrence of the achievement of aggregate worldwide net sales of GOCOVRI in excess of $225 million during any consecutive twelve-month period ending on or before December 31, 2025 (Milestone 2025 and, together with Milestone 2024, the Milestones). Each Milestone may only be achieved once.
As of December 31, 2024, the 2024 Milestone was not met and the possible outcomes for the remaining 2025 Milestone contingent consideration is $0 or $25.0 million on an undiscounted basis.
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

	USWM Acquisition	Adamas Acquisition	Total
Balance, December 31, 2021	$70,170	$10,307	$80,477
Milestone payments	(25,000)	—	(25,000)
Change in fair value recognized in earnings	1,100	(1,610)	(510)
Balance, December 31, 2022	46,270	8,697	54,967
Change in fair value recognized in earnings	130	(1,647)	(1,517)
Balance, December 31, 2023	46,400	7,050	53,450
Change in fair value recognized in earnings	940	(7,050)	(6,110)
Balance, December 31, 2024	$47,340	$—	$47,340
The Company recorded the following changes in fair value of the contingent consideration liability for the USWM milestones:
•For the year ended December 31, 2024, the Company recorded a $0.9 million expense which was primarily driven by passage of time, as well as the change in timing of milestone achievement and estimated discount rate.
•For the year ended December 31, 2023, the Company recorded a $0.1 million expense which was primarily driven by the passage of time and, as well as the change in timing of milestone achievement and estimated discount rate.
•For the year ended December 31, 2022, the Company recorded a $1.1 million expense which was primarily driven by the passage of time and the accretion to the payout amount related to the milestone achieved in the first quarter of 2022.
The Company paid $25 million of the USWM contingent consideration in the first quarter of 2022 of which $22.9 million represents the acquisition date fair value of the contingent consideration liability and was reported under cash flows from financing activities. The remaining $2.1 million represents the excess of the acquisition date fair value and was reported under cash flows from operating activities. The amount paid was for the milestone that was due upon the FDA acceptance of the SPN-830 NDA for review, which was achieved in the first quarter of 2022.
The Company recorded the following changes in fair value of the contingent consideration liabilities for the Adamas CVRs:
•For the year ended December 31, 2024, the Company recorded a $7.1 million gain which was primarily driven by the non achievement of Milestone 2024.
•For the year ended December 31, 2023, the Company recorded a $1.6 million gain primarily driven by the passage of time.
•For the year ended December 31, 2022, the Company recorded $1.6 million gain which was primarily due to changes in market data and revenue projections.
7. Goodwill and Intangible Assets, Net
Goodwill
The following table sets forth the gross carrying amounts of goodwill (dollars in thousands):

Supernus Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements (Continued)

7. Goodwill and Intangible Assets, Net (Continued)

	December 31, 2024	December 31, 2023
Goodwill	$117,019	$117,019
There were no goodwill impairment charges recognized in 2024 or 2023.
Intangible Assets, Net
The following table sets forth the gross carrying amounts and related accumulated amortization of intangibles assets (dollars in thousands):

		December 31, 2024			December 31, 2023
	Remaining Weighted Average Life (Years)	Carrying Amount, Gross	Accumulated Amortization	Carrying Amount, Net	Carrying Amount, Gross	Accumulated Amortization	Carrying Amount, Net
Acquired in-process research and development		$124,000	$—	$124,000	$124,000	$—	$124,000
Intangible assets subject to amortization:
Acquired developed technology and product rights	5.92	661,311	(263,399)	397,912	661,311	(190,395)	470,916
Capitalized patent defense costs	0.00	43,820	(43,820)	—	43,820	(38,847)	4,973
Total intangible assets	5.92	$829,131	$(307,219)	$521,912	$829,131	$(229,242)	$599,889
Amortization expense for intangible assets was $78.0 million, $82.4 million, and $82.6 million for the years ended December 31, 2024, 2023, and 2022, respectively.
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
In the fourth quarter of 2023, the Company recognized impairment charges of $20.2 million related to some of its acquired intangible assets, primarily XADAGO. The primary factors that led to the impairment determinations were the following: (1) the performance of the commercial products; (2) forthcoming loss of exclusivity of XADAGO; and (3) the change in the Company's future outlook of the brands. The Company recognized as impairment loss the difference between the estimated fair values and carrying values of these intangible assets. The Company used the discounted cash flow income approach to estimate the fair values of each of these intangible assets. The primary inputs and assumptions used in the model included timing and projections of estimated future revenues and cash flows, loss of exclusivity, and discount rate. The fair value measurement is classified as Level 3 within the fair value hierarchy as defined in ASC 820, Fair Value Measurement, due to the unobservable inputs used. The impairment loss is reported as Intangible asset impairment charges in the consolidated statements of earnings.
The following table sets forth the anticipated annual amortization expense for definite-lived intangible assets. Actual amortization expense to be reported in future periods could differ from these estimates as a result of acquisitions, divestitures, and

Supernus Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements (Continued)

7. Goodwill and Intangible Assets, Net (Continued)
asset impairments, among other factors (dollars in thousands):

Year:	Estimated Amortization Expense
2025	$70,876
2026	70,876
2027	70,745
2028	69,301
2029	69,301
Thereafter	46,813
8. Debt
The 0.625% Convertible Senior Notes Due 2023 (2023 Notes), which were issued in March 2018 with a total principal amount of $402.5 million and interest at an annual rate of 0.625%, payable semi-annually in arrears on April 1 and October 1 of each year. The 2023 Notes matured on April 1, 2023. On April 1, 2023, the Company paid the total principal amount due of $402.5 million under the 2023 Notes and the remaining outstanding interest due of $1.3 million. No 2023 Notes were converted.
Contemporaneous with the issuance of the 2023 Notes, the Company also entered into separate privately negotiated convertible note hedge transactions (collectively, the Convertible Note Hedge Transactions) with each of the call spread counterparties. The Company issued 402,500 convertible note hedge options.
The Convertible Note Hedge Transactions were expected to reduce the potential dilution of the Company’s common stock upon conversion of the 2023 Notes, and/or offset any potential cash payments the Company would have been required to make in excess of the principal amount of converted 2023 Notes, as the case may be. The Convertible Note Hedges expired on March 30, 2023.
Concurrently with entering into the Convertible Note Hedge Transactions, the Company also entered into separate privately negotiated warrant transactions (collectively, the Warrant Transactions) with each of the call spread counterparties. The Company issued a total of 6,783,939 warrants. The warrants entitle the holder to one share per warrant. The strike price of the Warrant Transactions will initially be $80.91 per share of the Company’s common stock, and is subject to adjustment. The Warrant Transactions were intended to partially offset the cost to the Company of the purchased Convertible Note Hedge Transactions; however, the Warrant Transactions could have had a dilutive effect with respect to the Company’s common stock, to the extent that the market price per share of the Company’s common stock, as measured under the terms of the Warrant Transactions, exceeded the strike price of the warrants. The warrants expired unexercised on November 22, 2023.
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

Supernus Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements (Continued)

8. Debt (Continued)
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
On March 30, 2023, the Company borrowed $93.0 million under the Credit Line, which bore a variable interest rate. The funds from this borrowing were used to repay outstanding indebtedness under the 2023 Notes as discussed above under the Convertible Senior Notes Due 2023. As of June 30, 2023, the Company repaid the total principal balance of $93.0 million under the Credit Line and the interest incurred on the Credit Line of $0.7 million. As of December 31, 2024, there was no outstanding debt under the Credit Line.
9. Share-Based Payments
Common Stock
The holders of the Company's common stock are entitled to one vote for each share of common stock held.
Equity Incentive Plan
The Company has adopted the Supernus Pharmaceuticals, Inc. 2021 Equity Incentive Plan (2021 Plan) which was approved by the stockholders in June 2021. The 2021 Plan is the successor to, and replaced the 2012 Equity Incentive Plan, as amended (the 2012 Plan). The 2021 Plan is administered by the Company's Board of Directors and the Company's Compensation Committee of the Board. The 2021 Plan provides for the grant of stock options and certain other equity awards, including: stock appreciation rights (SARs); restricted and unrestricted stock; stock units; performance awards; cash awards; and other awards that are convertible into or otherwise based on the Company's common stock, to the Company's key employees, directors, consultants, and advisors. On June 14, 2024, the Company's shareholders approved, and the Company has adopted, the Amended and Restated 2021 Equity Incentive Plan (the Amended 2021 Plan) to increase the number of shares of the Company's common stock available for issuance under the 2021 Plan by 4,000,000 shares. The maximum number of shares that can be issued under the Amended 2021 Plan is 15,012,893 shares of the Company's common stock which includes the (i) 4,000,000 shares added pursuant to the adoption of the Amended 2021 Plan, (ii) the number of shares that remain available to be issued or transferred pursuant to awards under the 2021 Equity Incentive Plan as of the adoption date of the Amended 2021 Plan, and (iii) the number of shares that have already been issued or transferred pursuant to awards under the 2021 Plan prior to the approval by the Company’s stockholders of the Amended 2021 Plan. Option awards are granted with an exercise price equal to the closing price of the Company's common stock as of the grant date. Options and awards granted have a ten year contractual term. Options and awards granted to employees, consultants and advisors generally vest in four equivalent annual installments, starting on the first anniversary of the grant's date. Options and awards granted to the directors generally vest over a one year term.
Employee Stock Purchase Plan
The Company has adopted the Supernus Pharmaceuticals, Inc. 2012 Employee Stock Purchase Plan (as amended to date, the ESPP). The ESPP allows eligible employees the opportunity to acquire shares of the Company's common stock at periodic intervals through accumulated payroll deductions. These deductions are applied at the semi-annual purchase dates of June 30 and December 31 to purchase shares of common stock from the Company at a discount. Eligible employees may purchase shares at the lower of 85% of the fair market value at either the first day of the purchase period or the fair market value at the end of the purchase period. The ESPP provides for the issuance of up to 1,700,000 shares of the Company's common stock. The Company records compensation expense related to its ESPP.
Share-based compensation expense

Supernus Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements (Continued)

9. Share-Based Payments (Continued)
Share-based compensation expense is as follows (dollars in thousands):

	Year Ended December 31,
	2024	2023	2022
Research and development	$5,148	$4,743	$2,922
Selling, general and administrative	22,607	22,016	14,646
Total	$27,755	$26,759	$17,568
Stock Option
The following table summarizes stock option activities:

	Number of Options	Weighted Average Exercise Price (per share)	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding, December 31, 2022	5,797,569	$26.99	6.1	$53,650
Granted	1,204,643	$37.78
Exercised	(258,154)	$16.70
Forfeited	(160,236)	$33.48
Outstanding, December 31, 2023	6,583,822	$29.20	5.9	$23,668
Granted	1,206,812	$28.29
Exercised	(781,441)	$16.12
Forfeited	(290,120)	$31.96
Outstanding, December 31, 2024	6,719,073	$30.44	5.9	$43,198
As of December 31, 2024
Vested and expected to vest	6,719,073	$30.44	5.9	$43,198
Exercisable	4,137,283	$29.54	4.4	$30,396
The weighted average grant date fair value of options granted for the years ended December 31, 2024, 2023, and 2022 were $16.57, $21.30, and $18.10 per share, respectively.
The aggregate intrinsic value of shares exercised for the years ended December 31, 2024, 2023, and 2022 were $14.4 million, $5.1 million, and $16.3 million, respectively.
Proceeds from the options exercised for the years ended December 31, 2024, 2023, and 2022 were $6.8 million, $4.3 million, and $10.4 million, respectively.
The total fair value of the underlying common stock related to options that vested during the years ended December 31, 2024, 2023, and 2022 were approximately $16.7 million, $14.8 million, and $13.9 million, respectively.

Supernus Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements (Continued)

9. Share-Based Payments (Continued)
The fair value of each option award is estimated on the date of the grant, using the Black-Scholes option-pricing model and the assumptions in the following table:

	Year Ended December 31,
	2024	2023	2022
Fair value of common stock	$27.94 - $36.16	$27.66 - $38.60	$28.93 - $35.23
Expected volatility	55.56% - 56.55%	56.87% - 58.22%	58.71% - 60.15%
Expected dividend yield	0%	0%	0%
Expected term	5.77 years - 7.91 years	5.60 years - 7.03 years	5.58 years - 6.72 years
Risk-free interest rate	3.82% - 4.57%	3.27% - 4.33%	1.87% - 3.70%
As of December 31, 2024, the total unrecognized compensation expense was approximately $37.4 million. The Company expects to prospectively recognize these expenses over a weighted-average period of 2.5 years.
Restricted Stock Units
The following table summarizes restricted stock unit (RSU) activities:

	Number of RSUs	Weighted- Average Grant Date Fair Value per Share
Nonvested, December 31, 2022	131,960	$32.17
Granted	227,980	$38.60
Vested	(47,049)	$32.18
Forfeited	(12,750)	$35.68
Nonvested, December 31, 2023	300,141	$36.90
Granted	198,414	$28.06
Vested	(100,891)	$36.51
Forfeited	(19,499)	$34.71
Nonvested, December 31, 2024	378,165	$32.48
The total aggregate grant date fair value of RSUs that vested during the years ended December 31, 2024, 2023, and 2022 were $3.7 million, $1.5 million, and $0.6 million, respectively.
As of December 31, 2024, the total unrecognized compensation expense was $8.4 million. The Company expects to prospectively recognize these expenses over a weighted-average period of 2.4 years.

Supernus Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements (Continued)

9. Share-Based Payments (Continued)
Performance Stock Units
The following table summarizes performance share unit (PSU) activities:

	Performance-Based PSUs		Market-Based Units		Total PSUs
	Number of PSUs	Weighted- Average Grant Date Fair Value per Share	Number of PSUs	Weighted- Average Grant Date Fair Value per Share	Number of PSUs	Weighted- Average Grant Date Fair Value per Share
Nonvested, December 31, 2022	181,750	$29.07	20,000	$28.63	201,750	$29.03
Granted	205,000	$34.00	—	$—	205,000	$34.00
Vested	(132,120)	$30.72	—	$—	(132,120)	$30.72
Forfeited	(3,000)	$28.93	—	$—	(3,000)	$28.93
Nonvested, December 31, 2023	251,630	$32.22	20,000	$28.63	271,630	$31.96
Granted	252,700	$26.91	—	$—	252,700	$26.91
Vested	(121,595)	$31.68	—	$—	(121,595)	$31.68
Forfeited	(58,050)	$29.37	—	$—	(58,050)	$29.37
Nonvested, December 31, 2024	324,685	$28.80	20,000	$28.63	344,685	$28.79
The total aggregate grant date fair value of PSUs that vested during the years ended December 31, 2024, 2023, and 2022 were $3.9 million, $4.1 million, and $1.0 million, respectively.
Performance-Based Awards
The performance-based PSU awards require certain performance targets to be achieved in order to vest. Vesting is also subject to continued service requirements through the date the achievement of the performance target is certified. As of December 31, 2024, the total unrecognized compensation expense was $6.1 million. The Company expects to prospectively recognize these expenses over a weighted-average period of 0.8 years.
Market-Based Awards
The market-based PSU awards are subject to achievement of market-based performance targets in order to vest. The Company used a Monte-Carlo Simulation to determine the fair value and expected term of the awards as of grant date. There was no unrecognized compensation expense as of December 31, 2024. The expected term of the awards granted in 2021 was 0.9 years.
10. Earnings per Share
Basic earnings per share (EPS) is calculated using the weighted average number of common shares outstanding. Diluted EPS is calculated using the weighted average number of common shares outstanding, including the dilutive effect of the Company’s stock options, stock awards, and employee stock purchase plan (ESPP) awards using the treasury-stock method, and the 2023 Notes using the if-converted method.

Supernus Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements (Continued)

10. Earnings per Share (Continued)

The following table sets forth the computation of basic and diluted EPS for the years ended December 31, 2024, 2023 and 2022 (dollars in thousands, except share and per share amounts):

	Year Ended December 31,
	2024	2023	2022
Numerator:
Net earnings	$73,865	$1,316	$60,711
After-tax interest expense for 2023 Notes	—	—	3,556
Numerator for dilutive earnings per share	$73,865	$1,316	$64,267
Denominator:
Weighted average shares outstanding, basic	55,100,063	54,536,281	53,665,143
Effect of dilutive securities:
Stock options and stock awards	858,474	970,547	1,230,721
Convertible notes	—	—	6,783,936
Weighted average shares outstanding, diluted	55,958,537	55,506,828	61,679,800

Earnings per share, basic	$1.34	$0.02	$1.13
Earnings per share, diluted	$1.32	$0.02	$1.04
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
In addition to the above described effect of the Convertible Note Hedge and Warrant Transactions, the Company also excluded the common stock equivalents of the following outstanding stock-based awards and shares associated with the conversion of the 2023 Notes in the calculation of diluted EPS, because their inclusion would be anti-dilutive:

	Year Ended December 31,
	2024	2023	2022
Stock options and stock awards	601,684	543,140	373,728
2023 Notes	—	1,691,337	—

Supernus Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements (Continued)

11. Income Tax Expense
The summary of the income tax expense for the years ended December 31, 2024, 2023, and 2022 is as follows (dollars in thousands):

	Year Ended December 31,
	2024	2023	2022
Current
Federal	$31,217	$20,772	$17,515
State	12,925	6,395	8,846
Deferred
Federal	(18,920)	(21,351)	(6,802)
State	(1,217)	(4,363)	(19,527)
Total income tax expense	$24,005	$1,453	$32
A reconciliation of income tax expense at the U.S. federal statutory income tax rate to annual income tax expense at the Company's effective tax rate is as follows (dollars in thousands):

	Year Ended December 31,
	2024	2023	2022
Income tax expense computed at U.S. federal statutory income tax rate	$20,553	$581	$12,756
State income taxes	5,114	(330)	(3,198)
Permanent items	131	3,028	399
Research and development credits	(8,628)	(1,117)	237
Loss on investment	(2,147)	—	—
Uncertain income tax position	2,620	(2,529)	(1,992)
Change in valuation allowance	5,859	1,267	(8,626)
Other	503	553	456
Income tax expense	$24,005	$1,453	$32

Supernus Pharmaceuticals, Inc.
Notes to Financial Statements (Continued)

11. Income Taxes (Continued)
The significant components of the Company's deferred income tax assets (liabilities) are as follows (dollars in thousands):

	As of December 31,
	2024	2023
Deferred tax assets:
Net operating loss carryforwards	$93,109	$101,325
Accrued product returns and rebates	20,627	22,150
Accrued compensation and stock based compensation	15,912	15,613
Operating lease liability	8,608	10,374
Capitalized research and development	47,103	29,953
Other	14,100	12,755
Total deferred tax assets	199,459	192,170
Less: valuation allowance	(66,725)	(60,866)
Total deferred tax asset, net of valuation allowance	132,734	131,304
Deferred tax liabilities:
Intangibles	(128,188)	(144,327)
Operating lease assets	(6,159)	(7,251)
Other	(3,348)	(4,689)
Total deferred tax liabilities	(137,695)	(156,267)
Net deferred tax liabilities	$(4,961)	$(24,963)
In assessing the realizability of deferred income tax assets, the Company considers whether it is more-likely-than-not that some or all of the deferred income tax assets will not be realized. The ultimate realization of the deferred income tax assets is dependent upon the generation of future taxable income during the periods in which the net operating loss (NOL) is available. The Company considers projected future taxable income, the scheduled reversal of deferred income tax liabilities, and available tax planning strategies that can be implemented by the Company in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the NOL and credit carryforwards are available to reduce income taxes payable, management had determined it is not more-likely-than-not to realize all such net deferred tax assets.
A reconciliation of the deferred tax asset valuation allowance is as follows (dollars in thousands):

	Year Ended December 31,
	2024	2023	2022
Beginning balance	$60,866	$59,598	$70,529
Acquisition Accounting(1)	—	—	(2,305)
Additions	6,785	1,268	435
Deductions	(926)	—	(9,061)
Ending balance	$66,725	$60,866	$59,598

(1) Amount comprised principally of acquisitions and purchase accounting adjustments in connect with acquisitions
The Company recorded a net valuation allowance addition of $5.9 million for the year ended December 31, 2024. The valuation allowance is primarily related to federal and state net operating losses carryforwards acquired from the Adamas Acquisition that are not expected to be realizable in the future.
The Company has NOL carryforwards in several jurisdictions. Due to changes in the Company's ownership, the utilization of net operating loss carryforwards that can be used to offset future taxable income are subject to annual limits in

Supernus Pharmaceuticals, Inc.
Notes to Financial Statements (Continued)

11. Income Taxes (Continued)
accordance with Internal Revenue Code (IRC) provisions, as well as similar state provisions. In addition, states may also impose other future limitations through state legislation or similar measures. Despite the NOL carryforwards, the Company may incur higher state income tax expense in the future.
As of December 31, 2024, the U.S. federal and state NOL carryforwards amounted to approximately $340.6 million and $467.0 million, respectively, which will expire in various years beginning in 2031. For the year ended December 31, 2024, the Company utilized federal NOLs of approximately $33.5 million and state NOLs of approximately $17.1 million.
The Company is no longer subject to U.S. Federal income tax examinations for years prior to 2021 with the exception that operating loss or tax credit carryforwards generated prior to 2021 may be subject to tax audit adjustment.
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
A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows (dollars in thousands):

	Year Ended December 31,
	2024	2023	2022
Balance as of January 1	$2,149	$4,323	$6,100
Gross increases related to current year tax positions	517	112	32
Gross increases related to prior year tax positions	3,829	9	—
Gross decreases related to prior year tax positions	—	—	(39)
Lapse of statute of limitations	(655)	$(2,295)	(1,770)
Balance as of December 31	$5,840	$2,149	$4,323
The Company does not anticipate a material impact to the financial statements in the next twelve months as a result of a change in liabilities for uncertain tax positions.
As of December 31, 2024, $3.5 million of the balance of unrecognized tax benefits was classified as Accounts payable and accrued liabilities. At December 31, 2023 and 2022, respectively the balance of unrecognized tax benefits was classified as other long term liabilities.
All of our liabilities for unrecognized tax benefits would impact the effective tax rate, if recognized.
12. Leases
Office Space and Fleet Vehicle Leases
The Company has operating leases for its headquarters lease, certain office space, certain office equipment and its fleet vehicles. With respect to the fleet vehicle leases, given the volume of individual leases involved in the overall arrangement, the Company applies a portfolio approach to effectively account for the operating lease assets and liabilities. The Company made an accounting policy election, by class of underlying asset, to combine the lease and non-lease components for the headquarters, office space, office equipment and fleet vehicle leases.
The Company's headquarters lease commenced on February 1, 2019 (the Commencement Date) and will continue until April 30, 2034, unless earlier terminated in accordance with the terms of the lease. The lease includes options to extend the lease for up to ten years.
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
Operating lease assets and lease liabilities as reported on the consolidated balance sheets are as follows (dollars in thousands):

		December 31,
	Balance Sheet Classification	2024	2023
Assets
Operating lease assets	Other assets	$24,477	$28,994
Total lease assets		$24,477	$28,994

Liabilities
Lease liabilities, current
Operating lease liabilities, current portion	Accounts payable and accrued liabilities	6,889	8,331
Lease liabilities, long-term
Operating lease liabilities, long-term	Operating lease liabilities, long-term	27,382	33,196
Total lease liabilities		$34,271	$41,527
The components of operating lease costs are as follows (dollars in thousands):

	Year Ended December 31,
	2024	2023	2022
Operating lease cost:
Fixed lease cost	$8,945	$8,258	$8,239
Variable lease cost	5,475	5,998	4,608
Total	$14,420	$14,256	$12,847
Supplemental cash flow information related to leases is as follows (dollars in thousands):

	Year Ended December 31,
	2024	2023	2022
Cash paid for operating leases	$17,283	$17,112	$12,883
Lease assets obtained for new operating leases	3,662	7,170	1,867

Supernus Pharmaceuticals, Inc.
Notes to Financial Statements (Continued)

12. Leases (Continued)
The weighted average lease term and weighted average discount rate for operating leases are as follows:

	Year Ended December 31,
	2024	2023
Weighted-average remaining lease term (years)	7.0	7.3
Weighted-average discount rate	4.9%	4.5%
Future minimum lease payments under noncancellable operating leases as of December 31, 2024, are as follows (dollars in thousands):

Operating Leases
Year ending December 31:
2025	$8,234
2026	6,957
2027	4,735
2028	3,004
2029	3,064
Thereafter	14,003
Total future minimum lease payments	39,997
Less: Imputed interest (1)	(5,726)
Present value of lease liabilities	$34,271

(1) Calculated using the interest rate for each lease.
13. Segment Reporting
The Company operates in one operating segment and therefore has only one reportable segment. The Company derives revenue primarily from sales of its commercial products in the U.S.

The Company's chief operating decision maker (CODM) is the chief executive officer. The Company manages the business activities on a consolidated basis. The CODM assesses performance of the Company, and decides how to allocate resources based on net income, which is reported in the consolidated statement of earnings as net earnings and allocates resources on a consolidated basis. The CODM uses net earnings to decide whether to reinvest profits into the Company's current products or into other research and development initiatives for the Company's product candidates. Net earnings is also used to monitor budget versus actual results.

The measure of the reportable segment assets is reported on the balance sheet as total assets.

The accounting policies of the reportable segment are the same as those described in Note 2, Summary of Significant Accounting Policies.

Supernus Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements (Continued)

13. Segment Reporting (Continued)
The following table shows the segment revenue, significant segment expenses and net earnings (dollars in thousands):

	Year Ended December 31,
	2024	2023	2022
Total revenues	$661,817	$607,521	$667,238
Less: Significant Segment Expenses:
Cost of goods sold	77,906	83,779	87,221
Selling	153,105	149,955	147,289
Marketing	74,188	79,231	120,499
General and administrative	94,289	107,175	109,433
Research and development expenses
External development program expenses:
ONAPGO	1,641	3,825	1,942
SPN-820	27,042	12,311	8,139
SPN-817	9,837	9,397	7,341
Qelbree	15,819	11,101	8,641
Early-stage programs and other expenses	16,352	20,467	16,929
Total external development program expenses	70,691	57,101	42,992
Internal employee-related expenses	38,105	34,492	31,560
Total research and development expenses	108,796	91,593	74,552
Other segment items(a)	79,668	94,472	67,533
Net earnings	$73,865	$1,316	$60,711

(a) Other segment items include amortization of intangible assets, intangible asset impairment charges, contingent consideration gain, net interest and other income, interest expense, and income tax expense, whose amounts are disclosed in the consolidated statement of earnings.
14. Composition of Other Balance Sheet Items
The following details the composition of other balance sheet items (dollars in thousands for amounts in tables):
Accounts Receivable, Net
As of December 31, 2024, and December 31, 2023, the Company recorded allowances of approximately $12.3 million and $10.7 million, respectively, for prompt pay discount and contractual service fees paid to the Company's customers. The Company's customers are primarily pharmaceutical wholesalers and distributors and specialty pharmacies. The Company accounts for these prompt pay discount and contractual service fees as reduction to gross product sales at the time of sale. See Note 2, Summary of Accounting Policies - Revenue from Product Sales.
Inventories, net
Inventories consist of the following (dollars in thousands):

	December 31, 2024	December 31, 2023
Raw materials	$11,127	$16,274
Work in process	26,725	31,212
Finished goods	16,441	29,922
Total	$54,293	$77,408

Supernus Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements (Continued)

14. Composition of Other Balance Sheet Items (Continued)
The Company recorded inventory write-offs of $8.9 million and $8.0 million for the years ended December 31, 2024 and 2023, respectively. The inventory write-offs are reported on the consolidated statement of earnings in Cost of goods sold.
Property and Equipment, net
Property and equipment consist of the following (dollars in thousands):

	December 31, 2024	December 31, 2023
Lab equipment and furniture	$13,370	$13,069
Leasehold improvements	14,023	14,023
Software	883	883
Computer equipment	1,112	960
	29,388	28,935
Less accumulated depreciation and amortization	(17,843)	(15,405)
Total	$11,545	$13,530
Depreciation and amortization expense on property and equipment was approximately $2.4 million, $2.5 million, and $3.0 million for the years ended December 31, 2024, 2023 and 2022, respectively.
Accounts Payable and Accrued Liabilities
Accounts payable and accrued liabilities consist of the following (dollars in thousands):

	December 31, 2024	December 31, 2023
Accounts payable	$4,587	$1,964
Accrued compensation, benefits, & related accruals	21,225	20,722
Accrued sales & marketing	11,007	11,666
Accrued manufacturing expenses	11,652	11,652
Accrued R&D expenses	5,898	10,530
Operating lease liabilities, current portion (1)	6,889	8,331
Accrued royalties (2)	8,105	7,918
Other accrued expenses	6,989	6,786
Total	$76,352	$79,569

(1) Refer to Note 12, Leases.
(2) Refer to Note 16, Commitments and Contingencies.
Accrued Product Returns and Rebates
Accrued product returns and rebates consist of the following (dollars in thousands):

	December 31, 2024	December 31, 2023
Accrued product rebates	$115,330	$96,984
Accrued product returns	53,375	57,290
Total	$168,705	$154,274

Supernus Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements (Continued)
15. Interest Expense
Interest expense consists of the following (dollars in thousands):

	Year Ended December 31,
	2024	2023	2022
Interest expense	$—	$(1,321)	$(2,542)
Interest expense on nonrecourse liability related to sale of future royalties	—	(562)	(2,416)
Noncash interest expense on debt	—	(532)	(2,112)
Total	$—	$(2,415)	$(7,070)
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
Through the USWM Acquisition, the Company acquired licensing agreements with other pharmaceutical companies for APOKYN, ONAPGO, XADAGO, and MYOBLOC. The Company is obligated to pay royalties to third parties, computed as a percentage of net product sales, for each of the products under the respective license agreements. The royalty expense incurred for these acquired products is recognized as Cost of goods sold in the consolidated statements of earnings.
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
MDD US Operations, LLC (formerly US WorldMeds, LLC) and its subsidiary, Solstice Neurosciences, LLC (US) (collectively, the MDD Subsidiaries) entered into a Corporate Integrity Agreement (CIA) with the Office of Inspector General of the U.S. Department of Health and Human Services which was effective in April 2019. Under the CIA, the MDD Subsidiaries agreed to and paid $17.5 million to resolve U.S. Department of Justice allegations that it violated the False Claims Act and committed to the establishment and ongoing maintenance of an effective compliance program. The fine was paid by the MDD Subsidiaries prior to closing of the USWM Acquisition. As part of the USWM Acquisition, the Company assumed the obligations of the CIA and could become liable for payment of certain stipulated monetary penalties in the event of any CIA violations. In addition, the Company will continue to maintain a broad array of processes, policies and procedures necessary to comply with the CIA and submitted its final report during the second quarter of 2024. The Company remains subject to its obligations under the CIA until it receives official notification of release from the Office of the Inspector General.
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
NAMENDA XR/Namzaric Qui Tam Litigation
On April 1, 2019, Adamas was served with a complaint filed in the United States District Court for the Northern District of California (the District Court) (Case No. 3:18-cv-03018-JCS) against it and several Allergan entities alleging violations of federal and state false claims acts (FCA) in connection with the commercialization of NAMENDA XR and Namzaric by Allergan. The lawsuit is a qui tam complaint brought by an individual, asserting rights of the federal government and various state governments. The lawsuit was originally filed in May 2018 under seal, and Adamas became aware of the lawsuit when it was served. The complaint alleges that patents held by Allergan and Adamas covering NAMENDA XR and Namzaric were procured through fraud on the United States Patent and Trademark Office and that these patents were asserted against potential generic manufacturers of NAMENDA XR and Namzaric to prevent the generic manufacturers from entering the market, thereby wrongfully excluding generic competition resulting in artificially high price being charged to government payors. Adamas' patents in question were licensed exclusively to Forest Laboratories Holdings Limited. The complaint includes a claim for damages of "potentially more than $2.5 billion dollars," treble damages and statutory penalties. To date the federal and state governments have declined to intervene in this action. This case is currently stayed pending Adamas's and Allergan's interlocutory appeal of the District Court's December 11, 2020 order denying Adamas's and Allergan's motion to dismiss the complaint. The appeal is pending in the United States Court of Appeals for the Ninth Circuit (Case No. 21-80005). Argument was held on January 10, 2022. On August 25, 2022, the Ninth Circuit sided with the defendants by reversing the District Court’s public disclosure bar rulings and remanding the case back to the District Court to decide certain issues in the first instance. On October 11, 2022, the plaintiff filed a petition for rehearing with the Ninth Circuit which was denied on November 3, 2022. On December 23, 2022, the defendants filed renewed motions to dismiss directed to the remaining unresolved issue. On March 20, 2023, the District Court entered an order and final judgement dismissing with prejudice the FCA claim while declining to exercise supplemental jurisdiction over the state false claims act claims which were dismissed without prejudice. On April 19, 2023, the plaintiff appealed the District Court's dismissal of the Federal False Claims Act claim. On February 20, 2024, the plaintiff filed a motion for an indicative ruling and to set aside the judgment in the District Court, based on the same arguments raised in his appeal. That motion was fully briefed and the District Court determined that the motion for an indicative ruling was suitable for determination without a hearing. On May 7, 2024, the District Court denied the plaintiff’s motion for an indicative ruling. The appeal is fully briefed, and the Ninth Circuit heard oral argument on November 21, 2024. On January 29, 2025, the Ninth Circuit affirmed the District Court’s order dismissing the litigation. The plaintiff intends to file a Petition for Panel and En Banc Rehearing and has asked the Ninth Circuit to extend his filing deadline until March 31, 2025. The Company intends to defend itself vigorously. However, the Company can offer no assurances that it will be successful in a litigation.
APOKYN Litigation
On October 3, 2022, Sage Chemical, Inc. and TruPharma, LLC filed a lawsuit in the United States District Court for the District of Delaware (Case No.22-cv-1302) alleging that Supernus Pharmaceuticals, Inc., Britannia Pharmaceuticals Limited, and US WorldMeds Partners, LLC violated state and federal antitrust law in connection with APOKYN. On January 10, 2023, the Company filed motions to dismiss all claims and the lawsuit in its entirety. Between May 9, 2024 and June 4, 2024, the Court ruled on all motions to dismiss, declining to dismiss any claims against the Company, its subsidiaries, or Britannia Pharmaceuticals Limited and dismissing US WorldMeds Partners, LLC, USWM, LLC, and all of the individual defendants (former US WorldMeds executives) out of the case completely. The Court then lifted the stay on fact depositions, which are now well underway and are expected to be completed by first half of February 2025. Plaintiffs moved to revive the claims against US WorldMeds Partners, LLC and USWM, LLC, but not the former individual defendants. Briefing was complete on August 21, 2024 and the Court heard argument on the motion on August 29, 2024. The Court entered an Order that revived the claims against US WorldMeds Partners, LLC and USWM, LLC on December 5, 2024. The operative scheduling order sets the following

Supernus Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements (Continued)

16. Commitments and Contingencies (Continued)

key deadlines: end of fact discovery January 31, 2025 (however, certain fact depositions will likely occur in the first half of February by agreement of the parties); expert discovery to conclude May 12, 2025; case dispositive motions to be filed June 2, 2025; hearing on case dispositive and Daubert motions on September 11, 2025; pretrial conference December 10, 2025; a ten-day jury trial to begin on January 5, 2026. On January 3, 2025, the Court issued an Oral Order requiring the parties to “engage in in-person mediation in good faith” and jointly select an agreed-upon mediator. The parties are working to schedule the mediation to occur in late April 2025 in compliance with Court’s Oral Order that the mediation conference “occur no later than May 2, 2025 (unless the parties stipulate to a later date and such date is approved by the Court)."
17. Subsequent Events
In February 2025, the FDA approved ONAPGO (apomorphine hydrochloride) injection, formerly known as SPN-830, as the first and only subcutaneous apomorphine infusion device for the treatment of motor fluctuations in adults with advanced PD. ONAPGO will be launched in the second quarter of 2025.
The Company paid the $25 million milestone related to the FDA's approval of the SPN-830 NDA in February 2025, and expects the remaining $30 million milestone to be due and paid in 2025. Refer to Note 6, Contingent Consideration, for further information.

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
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures required by Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act has been appropriately recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosure. We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2024, the end of the period covered by this report. Based on that evaluation, under the supervision and with the participation of our management, including our CEO and CFO, we concluded that our disclosure controls and procedures were effective as of December 31, 2024.
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
Under the supervision and with the participation of our management, including our CEO and CFO, and under the oversight of our Board of Directors, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2024 based on criteria related to internal control over financial reporting described in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO 2013 Framework).
Based on management's assessment using the criteria set forth above, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2024.
Our independent registered public accounting firm KPMG LLP, who audited our consolidated financial statements included in this Annual Report on Form 10-K, issued an opinion on the effectiveness of the Company’s internal control over financial reporting. KPMG LLP’s report is included in this Annual Report on Form 10-K.
Changes in Internal Control over Financial Reporting
Our management, including our CEO and CFO, evaluated changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2024. There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rule 13a-15 that occurred during the quarter ended December 31, 2024, that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B.     OTHER INFORMATION.

Insider Trading Arrangements and Policies
The table below lists the insider trading arrangements adopted or terminated during the fourth quarter of 2024.

Name and Title of Director or Officer	Rule 10b5-1 Trading Arrangement(1)	Trading Arrangement Adopted or Terminated	Date of Adoption or Termination	Duration of Trading Arrangement	Aggregate Number of Securities to be Purchased Pursuant to Trading Arrangement	Aggregate Number of Securities to be Sold Pursuant to Trading Arrangement
Jack Khattar, President, Chief Executive Officer and Director	Yes	Adopted	November 14, 2024	First Transaction Date through February 24, 2027	580,000	580,000(2)
____________________________________
(1) Indicates whether the trading arrangement is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c).
(2) This trading arrangement covers the exercise and sale of stock options, with such sales limited to an amount reasonably estimated such that the net proceeds from the sale are sufficient to cover the exercise cost and taxes associated with the exercise of the stock options.

PART III
ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
The information required by this item is incorporated by reference to the similarly named section of our Proxy Statement for our 2025 Annual Meeting to be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2024.
ITEM 11.     EXECUTIVE COMPENSATION.
The information required by this item is incorporated by reference to the similarly named section of our Proxy Statement for our 2025 Annual Meeting to be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2024.
ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The information required by Item 201(d) of Regulation S-K is set forth below. The remainder of the information required by this Item 12 is incorporated by reference to our definitive proxy statement for our 2025 Annual Meeting to be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2024.
The following table shows the number of securities that may be issued pursuant to our equity compensation plans (including individual compensation arrangements) as of December 31, 2024:
Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)	Weighted-average exercise price of outstanding options, warrants and rights(1)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column(2))
Equity compensation plans approved by security holders	6,719,073	$30.44	4,609,727
Equity compensation plans not approved by security holders	—	—	—
Total	6,719,073	$30.44	4,609,727
________________________________________

(1)The securities that may be issued are shares of the Company's Common Stock, issuable upon conversion of outstanding stock options.
(2)The securities that remain available for future issuance are issuable pursuant to the 2021 Equity Incentive Plan.
ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
The information required by this item is incorporated by reference to the similarly named section of our Proxy Statement for our 2025 Annual Meeting to be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2024.
ITEM 14.     PRINCIPAL ACCOUNTING FEES AND SERVICES.
The information required by this item is incorporated by reference to the similarly named section of our Proxy Statement for our 2025 Annual Meeting to be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2024.

PART IV
ITEM 15.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES.
(a)(1)    Index to consolidated Financial Statements
The Financial Statements listed in the Index to consolidated Financial Statements are filed as part of this Annual Report on Form 10-K. See Part II, Item 8—Financial Statement and Supplementary Data.
(a)(2)    Financial Statement Schedules
Other financial statement schedules for the years ended December 31, 2024 and 2023 have been omitted since they are either not required, not applicable, or the information is otherwise included in the consolidated financial statements or the notes to consolidated financial statements.
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

10.16	*+	Form of Executive Retention Agreement (incorporated by reference to Exhibit 10.16 to the Form 10-K filed on February 27, 2024, File No. 001-35518).

10.17	*+
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
Form of Performance Share Unit Award Agreement, issued under the Amended and Restated Stock Incentive Plan, (incorporated by reference to Exhibit 10.2 to the Form 8-K filed on February 27, 2020, File No. 001-35518).

10.28	††#*
Development and Option Agreement, dated April 21, 2020, by and between Navitor Pharmaceuticals, Inc. and Supernus Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.1 to the Form 10-Q filed on August 17, 2020, File No. 001-35518).

10.29	††#*
Amended and Restated Distribution, Development, Commercialization and Supply Agreement, dated January 15, 2016, by and between Britannia Pharmaceuticals Limited and US WorldMeds, LLC (incorporated by reference to Exhibit 10.2 to the Form 10-Q filed on August 17, 2020, File No. 001-35518).

10.30	††*
First Amendment to Amended and Restated Distribution, Development, Commercialization and Supply Agreement, dated February 19, 2020, by and between Britannia Pharmaceuticals Limited and US WorldMeds, LLC (incorporated by reference to Exhibit 10.3 to the Form 10-Q filed on August 17, 2020, File No. 001-35518).

10.31	††#*
Letter Agreement Re: Memorandum of Understanding for the Supply of Pens, effective February 25, 2019 (incorporated by reference to Exhibit 10.4 to the Form 10-Q filed on August 17, 2020, File No. 001-35518).

10.32	††*	Letter Agreement Re: Exclusive Supply of Pens, effective September 23, 2019 (incorporated by reference to Exhibit 10.5 to the Form 10-Q filed on August 17, 2020, File No. 001-35518).

Exhibit Number		Description
10.33	††+*	Offer Letter to Timothy C. Dec (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on July 29, 2021, File No. 001-35518).

10.34	††*
Commercial Supply Agreement, dated May 12, 2021, by and between Supernus Pharmaceuticals, Inc. and Catalent Pharma Solutions, LLC (incorporated by reference to Exhibit 10.1 to the Form 10-Q filed on August 6, 2021, File No. 001-35518).

10.35	††*
API Supply Agreement, dated July 13, 2021, by and between Supernus Pharmaceuticals, Inc. and Bachem Americas, Inc. (incorporated by reference to Exhibit 10.2 to the Form 10-Q filed on August 6, 2021, File No. 001-35518).

10.36	+*
Form of Time-Based Incentive Stock Option Agreement, for awards issued before 2024 under the Supernus Pharmaceuticals, Inc. 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to the Form 10-Q filed on August 6, 2021, File No. 001-35518).

10.37	*+
Form of Time-Based Incentive Stock Option Agreement, for awards issued after 2023 under the Supernus Pharmaceuticals, Inc. 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.38 to the Form 10-K filed on February 27, 2024, File No. 001-35518).

10.38	+*
Form of Non-Statutory Time-Based Stock Option Agreement, for awards issued before 2024 under the Supernus Pharmaceuticals, Inc. 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.4 to the Form 10-Q filed on August 6, 2021, File No. 001-35518).

10.39	*+
Form of Non-Statutory Time-Based Stock Option Agreement, for awards issued after 2023 under the Supernus Pharmaceuticals, Inc. 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.40 to the Form 10-K filed on February 27, 2024, File No. 001-35518).

10.40	+*
Form of Restricted Stock Unit Award Agreement, for awards issued before 2024 under the Supernus Pharmaceuticals, Inc. 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.5 to the Form 10-Q filed on August 6, 2021, File No. 001-35518).

10.41	*+
Form of Restricted Stock Unit Award Agreement, for awards issued after 2023 under the Supernus Pharmaceuticals, Inc. 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.42 to the Form 10-K filed on February 27, 2024, File No. 001-35518).

10.42	+*
Form of Performance Share Unit Award Agreement, for awards issued before 2024 under the Supernus Pharmaceuticals, Inc. 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.6 to the Form 10-Q filed on August 6, 2021, File No. 001-35518).

10.43	*+
Form of Performance Share Unit Award Agreement, for awards issued during 2024 under the Supernus Pharmaceuticals, Inc. 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.44 to the Form 10-K filed on February 27, 2024, File No. 001-35518).

10.44	††*
Amendment to Deed of Lease, August 23, 2021, by and between Supernus Pharmaceuticals, Inc. and Key West MD Owner, LLC (incorporated by reference to Exhibit 10.1 to the Form 10-Q filed on November 5, 2021, File No. 001-35518).

10.45	††*
Amended and Restated API Supply Agreement by and between Adamas Pharma, LLC and Moehs Ibérica, S.L. (incorporated by reference to Exhibit 10.2 to the Form 10-Q filed by Adamas Pharmaceuticals, Inc. on November 2, 2017, File No. 001-36399).

10.46	††
Settlement Agreement, dated as of December 31, 2022, by and between Supernus Pharmaceuticals, Inc., Zydus Pharmaceuticals (USA) Inc. and Zydus Lifesciences Limited. (incorporated by reference to Exhibit 10.71 to the Form 10-K filed on March 9, 2023, File No. 001-35518).

Exhibit Number		Description
10.47	††*
Settlement Agreement, dated as of June 21, 2023, by and between Supernus Pharmaceuticals, Inc. with Apotex Inc. and Apotex Corp (incorporated by reference to Exhibit 10.48 to the Form 10-K filed on February 27, 2024, File No. 001-35518).

10.48	††*
Credit Line Agreement between UBS Bank USA and Supernus Pharmaceuticals, Inc. dated as of February 8, 2023 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on February 14, 2023, File No. 001-35518).

10.49	*+
Form of Performance Share Unit Award Agreement, for awards issued after 2024 under the Supernus Pharmaceuticals, Inc. Amended and Restated 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company's Form 8-K filed on February 24, 2025, File No. 001-35518)

10.50	††*
Settlement Agreement, dated as of April 30, 2024, by and between Supernus Pharmaceuticals, Inc. and Ascent Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on August 6, 2024).

10.51	**
Contingent Value Rights Agreement, dated as of October 28, 2021, by and between Supernus Pharmaceuticals, Inc. and American Stock Transfer & Trust Company, LLC. (incorporated by reference to Index No. (d)(2)* to the Form SC TO-T/A filed on November 23, 2021, File No. 005-88106).

14	*	Code of Ethics (incorporated by reference to Exhibit 14 to the Company's Form 8-K filed on December 20, 2024, File No. 001-35518).

19	**	Policy Statement on Securities Trades by Directors, Officers, and Employees. (incorporated by reference to Exhibit 19 to the Form 10-K filed on February 27, 2024, File No. 001-35518).

21	**	Subsidiaries of the Registrant.

23.1	**	Consent of KPMG LLP.

31.1	**	Certification of Chief Executive Officer.

31.2	**	Certification of Chief Financial Officer.

32.1	**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350

32.2	**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350

97	**	Incentive Compensation Recoupment Policy.

101	**
The following financial information from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2024, formatted in Inline XBRL: (i) Cover Page; (ii) Consolidated Statement of Earnings; (iii) Consolidated Statement of Comprehensive Earnings; (iv) Consolidated Balance Sheets; (v) Consolidated Statements of Equity; (vi) Consolidated Statements of Cash Flows; and (vii) the Notes to Consolidated Financial Statements, tagged in summary and detail.

104	**	The Cover Page of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2024, formatted in Inline XBRL (included with the Exhibit 101 attachments).
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
Date: February 25, 2025
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and the dates indicated below:

Signature	Title	Date

/s/ JACK A. KHATTAR	President and Chief Executive Officer and Director (Principal Executive Officer)	February 25, 2025

/s/ TIMOTHY C. DEC	Senior Vice-President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 25, 2025

/s/ CHARLES W. NEWHALL, III.	Director and Chairman of the Board	February 25, 2025

/s/ CARROLEE BARLOW, M.D., PH.D.	Director	February 25, 2025

/s/ GEORGES GEMAYEL, PH.D.	Director	February 25, 2025

/s/ FREDERICK M. HUDSON	Director	February 25, 2025

/s/ BETHANY SENSENIG	Director	February 25, 2025