Form 10-Q
period 2025-03-31
SUPERNUS PHARMACEUTICALS, INC.
filed 2025-05-06
CIK 1356576

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☒ No
Securities registered pursuant to Section 12(b) of the Exchange Act

Title of each class	Outstanding at April 29, 2025	Trading Symbol	Name of each exchange on which registered
Common Stock, $0.001 par value per share	55,989,623	SUPN	The Nasdaq Global Market

SUPERNUS PHARMACEUTICALS, INC.
FORM 10-Q — QUARTERLY REPORT
FOR THE QUARTERLY PERIOD ENDED March 31, 2025

PART I — FINANCIAL INFORMATION

Supernus Pharmaceuticals, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share data)

	March 31,	December 31,
	2025	2024
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$115,848	$69,331
Marketable securities	347,742	384,281
Accounts receivable, net	145,640	142,077
Inventories, net	49,423	54,293
Prepaid expenses and other current assets	28,931	36,088
Total current assets	687,584	686,070
Property and equipment, net	11,338	11,545
Intangible assets, net	502,126	521,912
Goodwill	117,019	117,019
Other assets	29,223	31,527
Total assets	$1,347,290	$1,368,073

Liabilities and stockholders’ equity
Current liabilities
Accounts payable and accrued liabilities	$76,891	$76,352
Accrued product returns and rebates	170,133	168,705
Contingent consideration, current portion	30,000	47,340
Other current liabilities	4,748	—
Total current liabilities	281,772	292,397
Operating lease liabilities, long-term	26,368	27,382
Deferred income tax liabilities, net	981	4,961
Other liabilities	7,464	7,600
Total liabilities	316,585	332,340

Commitments and contingencies (Note 15)

Stockholders’ equity
Common stock, $0.001 par value; 130,000,000 shares authorized; 55,989,248 and 55,743,095 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	56	56
Additional paid-in capital	486,209	479,440
Accumulated other comprehensive loss, net of tax	(159)	(189)
Retained earnings	544,599	556,426
Total stockholders’ equity	1,030,705	1,035,733

Total liabilities and stockholders’ equity	$1,347,290	$1,368,073

See accompanying notes.

Supernus Pharmaceuticals, Inc.
Condensed Consolidated Statements of Earnings (Loss)
(in thousands, except share and per share data)

	Three Months Ended March 31,
	2025	2024
	(unaudited)
Revenues
Net product sales	$141,988	$138,461
Royalty, licensing and other revenues	7,836	5,183
Total revenues	149,824	143,644

Costs and expenses
Cost of goods sold(a)	15,763	16,309
Research and development	26,927	24,930
Selling, general and administrative	89,944	86,516
Amortization of intangible assets	19,786	20,137
Contingent consideration loss (gain)	7,660	(1,095)
Total costs and expenses	160,080	146,797

Operating loss	(10,256)	(3,153)

Other income (expense)
Interest and other income, net	4,425	3,396
Total other income (expense), net	4,425	3,396

Earnings (loss) before income taxes	(5,831)	243

Income tax expense	5,996	119
Net earnings (loss)	$(11,827)	$124

Earnings (Loss) per share
Basic	$(0.21)	$0.00
Diluted	$(0.21)	$0.00

Weighted average shares outstanding
Basic	55,864,692	54,801,748
Diluted	55,864,692	55,626,663
_____________________________
(a) Excludes amortization of acquired intangible assets

See accompanying notes.

Supernus Pharmaceuticals, Inc.
Condensed Consolidated Statements of Comprehensive Earnings (Loss)
(in thousands)

	Three Months Ended March 31,
	2025	2024
	(unaudited)
Net earnings (loss)	$(11,827)	$124
Other comprehensive gain
Unrealized gain on marketable securities, net of tax	30	59
Other comprehensive gain	30	59
Comprehensive earnings (loss)	$(11,797)	$183

See accompanying notes.

Supernus Pharmaceuticals, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(unaudited, in thousands, except share data)

j	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Earnings (Loss)	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2024	55,743,095	$56	$479,440	$(189)	$556,426	$1,035,733
Share-based compensation expense related to employee stock purchase plan and share-based awards	—	—	8,068	—	—	8,068
Issuance of common stock related to employee stock purchase plan and share-based awards, net of taxes withheld	246,153	—	(1,299)	—	—	(1,299)
Net earnings (loss)	—	—	—	—	(11,827)	(11,827)
Unrealized gain on marketable securities, net of tax	—	—	—	30	—	30
Balance, March 31, 2025	55,989,248	$56	$486,209	$(159)	$544,599	$1,030,705

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Earnings (Loss)	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2023	54,723,356	$55	$439,493	$(593)	$482,561	$921,516
Share-based compensation expense related to employee stock purchase plan and share-based awards	—	—	5,897	—	—	5,897
Issuance of common stock related to employee stock purchase plan and share-based awards, net of taxes withheld	241,960	—	1,570	—	—	1,570
Net earnings	—	—	—	—	124	124
Unrealized gain on marketable securities, net of tax	—	—	—	59	—	59
Balance, March 31, 2024	54,965,316	$55	$446,960	$(534)	$482,685	$929,166

See accompanying notes.

Supernus Pharmaceuticals, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)

	Three Months Ended March 31,
	2025	2024
	(unaudited)
Cash flows from operating activities
Net earnings (loss)	$(11,827)	$124
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	20,383	20,749
Amortization of premium/discount on marketable securities	(1,074)	1,894
Change in fair value of contingent consideration	7,660	(1,095)
Share-based compensation expense	8,068	5,897
Deferred income tax benefit	(3,990)	(5,482)
Inventory valuation write-down	547	730
Payment of contingent consideration	(4,900)	—
Other noncash adjustments, net	1,826	1,719
Changes in operating assets and liabilities:
Accounts receivable	(3,563)	(3,579)
Inventories	4,731	1,990
Prepaid expenses and other assets	7,372	(7,517)
Accrued product returns and rebates	1,428	12,952
Accounts payable and other liabilities	3,938	10,019
Net cash provided by operating activities	30,599	38,401

Cash flows from investing activities
Purchases of marketable securities	(118,557)	(193,700)
Maturities of marketable securities	156,201	142,324
Purchases of property and equipment	(327)	(248)
Net cash provided by (used in) investing activities	37,317	(51,624)

Cash flows from financing activities
Proceeds from issuance of common stock	2,042	2,910
Employee taxes paid related to net share settlement of equity awards	(3,341)	(1,340)
Payment of contingent consideration	(20,100)	—
Net cash provided by (used in) financing activities	(21,399)	1,570
Net change in cash and cash equivalents	46,517	(11,653)
Cash and cash equivalents at beginning of year	69,331	75,054
Cash and cash equivalents at end of period	$115,848	$63,401

Supplemental cash flow information
Cash paid for income taxes	$274	$336
Cash paid for operating leases	$3,892	$4,002
Noncash investing and financing activities
Lease assets obtained for new operating leases	—	2,604
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
The Company has eight commercial products that it markets: Qelbree®, GOCOVRI®, Oxtellar XR®, Trokendi XR®, APOKYN®, XADAGO®, MYOBLOC® and ONAPGOTM (formerly known as SPN-830). In February 2025, the FDA approved ONAPGO (apomorphine hydrochloride) injection as the first and only subcutaneous apomorphine infusion device for the treatment of motor fluctuations in adults with advanced PD. ONAPGO was launched in April 2025.
2.    Summary of Significant Accounting Policies
Basis of Presentation
The Company’s unaudited condensed consolidated financial statements have been prepared in accordance with the requirements of the U.S. Securities and Exchange Commission (SEC) for interim financial information. As permitted under Generally Accepted Accounting Principles in the United States (U.S. GAAP), certain notes and other information have been omitted from the interim unaudited condensed consolidated financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these unaudited condensed consolidated financial statements should be read in conjunction with the Company’s most recent Annual Report on Form 10-K, for the year ended December 31, 2024, filed with the SEC.
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
Reclassifications
The prior year amounts related to the caption Inventory valuation write-down in the condensed consolidated statements of cash flows has been reclassified to conform to current year presentation. The reclassification did not affect the other condensed consolidated financial statements.
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
The Company incurred approximately $26.1 million in advertising expense for the three months ended March 31, 2025 and approximately $24.3 million for the three months ended March 31, 2024, respectively. These expenses are recorded as a component of Selling, general and administrative expenses in the unaudited condensed consolidated statements of earnings (loss).
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
The Company recorded approximately $4.4 million of insurance recoveries during the three months ended March 31, 2025. There were no insurance recoveries during the three months ended March 31, 2024. To date, there have not been any material adjustments to our prior estimates of the insurance recovery receivable. Insurance recoveries recognized in fiscal year 2025 were recorded as a reduction to Selling, general and administrative expenses.
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
New Accounting Pronouncements Not Yet Adopted
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
ASU 2024-03, Disaggregation of Income Statement Expenses (Topic 220) - The new standard, issued in November 2024, requires additional disclosure in tabular format, about the nature of specific types of expense captions presented on the face of the income statement as well as disclosures about selling expenses. The new standard does not change the requirements for the presentation of expenses on the face of the income statement. The standard is effective with annual periods beginning after December 15, 2026. Early adoption and retrospective application are permitted. The Company plans to adopt the guidance for the fiscal year ending December 31, 2027. We expect ASU 2024-03 to require additional disclosures in the notes to our consolidated financial statements. The Company is currently evaluating the effects adoption of this guidance will have on the consolidated financial statements.

3. Disaggregated Revenues

The following table provides information regarding total revenues (dollars in thousands):

	Three Months Ended March 31,
	2025	2024
	(unaudited)
Net product sales
Qelbree	$64,745	$45,104
GOCOVRI	30,689	26,562
APOKYN	14,976	16,649
Trokendi XR	12,801	15,989
Oxtellar XR	10,198	26,943
Other(1)	8,579	7,214
Total net product sales	141,988	138,461
Royalty, licensing and other revenues	7,836	5,183
Total revenues	$149,824	$143,644
___________________________________________
(1) Includes net product sales of MYOBLOC, XADAGO and Osmolex ER.
In December 2023, the Company submitted to the FDA a notification of discontinuance to withdraw Osmolex ER from distribution. Distribution of Osmolex ER ceased on April 1, 2024.
In the first quarter of 2025, the Company continued to have favorable actual returns experience for Qelbree. As such, the Company changed its estimated provision for product returns based on the most recent experience. Provision for product returns related to prior year sales for the three months period ended March 31, 2025 is less than 5% of net product sales; majority of this is attributable to Qelbree. Provision for product returns related to prior year sales for the three months period ended March 31, 2024 was less than 1% of net product sales.
4. Investments
Marketable Securities
Unrestricted available-for-sale marketable securities held by the Company are as follows (dollars in thousands):

	March 31, 2025	December 31, 2024
	(unaudited)
Corporate, U.S. government agency and municipal debt securities
Amortized cost	$347,903	$384,481
Gross unrealized gains	12	89
Gross unrealized losses	(173)	(289)
Total fair value	$347,742	$384,281
As of March 31, 2025, all of our unrestricted available-for-sale marketable securities have contractual maturities of one year or less.
As of March 31, 2025, there was no impairment due to credit loss on any available-for-sale marketable securities.
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

	Fair Value Measurements as of March 31, 2025 (unaudited)
	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents
Cash	$28,460	$28,460	$—	$—
Money market funds	87,388	87,388	—	—
Marketable securities
Corporate debt securities	337,747	—	337,747	—
U.S government agency securities	9,995	0	9,995	0
Other noncurrent assets
Marketable securities - restricted (SERP)	617	23	594	—
Total assets at fair value	$464,207	$115,871	$348,336	$—
Liabilities:
Contingent consideration	$30,000	$30,000	$—	$—
Total liabilities at fair value	$30,000	$30,000	$—	$—

	Fair Value Measurements as of December 31, 2024
	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents
Cash	$37,830	$37,830	$—	$—
Money market funds	31,501	31,501	—	—
Marketable securities
Corporate debt securities	355,201	—	355,201	—
U.S. government agency debt securities	29,080	0	29,080	0
Other noncurrent assets
Marketable securities - restricted (SERP)	635	21	614	—
Total assets at fair value	$454,247	$69,352	$384,895	$—
Liabilities:
Contingent consideration	$47,340	$—	$—	$47,340
Total liabilities at fair value	$47,340	$—	$—	$47,340
Other Financial Instruments

The carrying amounts of other financial instruments, including accounts receivable, accounts payable, and accrued expenses approximate fair value due to their short-term maturities.
6. Contingent Consideration
The following table sets forth the contingent consideration for the USWM Acquisition and Adamas Acquisition (as defined below) (dollars in thousands):

	March 31, 2025	December 31, 2024
	(unaudited)
Reported under the following captions in the consolidated balance sheets:
Contingent consideration, current portion	$30,000	$47,340
Total	$30,000	$47,340
The Company's contingent consideration liabilities are related to the USWM Acquisition in 2020 and the Adamas Acquisition in 2021. The contingent consideration liabilities are measured at fair value using either a Monte Carlo simulation or the income approach. The Company classifies contingent consideration liabilities as Level 3 fair value measurements in the period where significant unobservable inputs were used to estimate fair value. These reflect the inputs and assumptions the Company believes would be made by market participants. Changes in any of those inputs together or in isolation may result in significantly lower or higher fair value measurement. The change in fair value is reported on the condensed consolidated statement of earnings (loss) in Contingent consideration loss (gain).
USWM Contingent Consideration
On June 9, 2020 (the USWM Closing Date), the Company completed its acquisition of all the outstanding equity of USWM Enterprises, LLC (USWM Enterprises) (USWM Acquisition). The USWM Acquisition included potential additional contingent consideration payments for regulatory and development milestones and sales-based milestones. In February 2025, the FDA approved ONAPGO. As such, the Company paid the $25 million milestone related to the FDA's approval of the SPN-830 NDA in February 2025. As of March 31, 2025, the remaining potential contingent consideration payment is the $30 million related to the commercial product launch. ONAPGO was launched in April 2025. As such, the Company expects the remaining $30 million milestone payment to be due and paid in 2025, subject to certain holdbacks as permitted under the Sale and Purchase Agreement Relating to USWM Enterprises, LLC, dated April 28, 2020, by and between US WorldMeds Partners, LLC and Supernus Pharmaceuticals, Inc. The fair value level of the remaining USWM contingent consideration was transferred from Level 3 to Level 1 as of March 31, 2025.
Prior to March 31, 2025, when the milestone payment amount related to the commercial launch of ONAPGO was a known amount as above mentioned, the key assumptions considered in estimating the fair value include the estimated probability and timing of milestone achievement, and the discount rate.
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
Each CVR represents the contractual right to receive a contingent payment of $0.50 per share in cash, less any applicable withholding taxes and without interest, upon the achievement of the applicable milestone (each such amount, a Milestone Payment) in accordance with the terms of a Contingent Value Rights Agreement entered into between the Company and American Stock Transfer & Trust Company, LLC, as rights agent, as further defined in the CVR agreement. One Milestone Payment was payable (subject to certain terms and conditions) upon the first occurrence of the achievement of aggregate worldwide net sales of GOCOVRI in excess of $150 million during any consecutive 12-month period ending on or before December 31, 2024 (2024 Milestone). The 2024 Milestone was not met. Another Milestone Payment is payable (subject to certain terms and conditions) upon the first occurrence of the achievement of aggregate worldwide net sales of GOCOVRI in excess of $225 million during any consecutive 12-month period ending on or before December 31, 2025 (2025 Milestone). The 2025 Milestone may only be achieved once.

As of March 31, 2025, the possible outcomes for the remaining 2025 Milestone contingent consideration is $0 or $25.0 million on an undiscounted basis. As of March 31, 2025, the probability of achievement of 2025 Milestone is remote.
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

	USWM Acquisition	Adamas Acquisition	Total
Balance at December 31, 2024	$47,340	$—	$47,340
Change in fair value recognized in earnings	7,660	—	7,660
Milestone payment	(25,000)	—	(25,000)
Balance at March 31, 2025 (unaudited)	$30,000	$—	$30,000

	USWM Acquisition	Adamas Acquisition	Total
Balance at December 31, 2023	$46,400	$7,050	$53,450
Change in fair value recognized in earnings	680	(1,775)	(1,095)
Balance at March 31, 2024 (unaudited)	$47,080	$5,275	$52,355
The Company recorded the following changes in fair value of the contingent consideration liability for the USWM milestones:
•The Company recorded a $7.7 million expense due to the change in fair value of contingent consideration liabilities for the USWM milestones for the three months ended March 31, 2025, respectively. The change in fair value of contingent consideration was primarily due to accretion to the full milestone payment amount with the achievement of the milestones. ONAPGO was approved by the FDA in February 2025 and was launched in April 2025.
•The Company recorded a $0.7 million expense due to the change in the fair value of the contingent consideration liabilities for the USWM milestones for the three months ended March 31, 2024, respectively. The change in fair value of contingent consideration for the USWM milestones was primarily due to passage of time.
The Company recorded the following changes in fair value of the contingent consideration liabilities for the Adamas CVRs:
•The Company recorded a $1.8 million gain due to the change in fair value of the contingent consideration liabilities for the Adamas CVRs for the three months ended March 31, 2024. The change in fair value of contingent consideration was primarily due to passage of time.

7.    Intangible Assets, Net
The following table sets forth the gross carrying amounts and related accumulated amortization of intangible assets (dollars in thousands):

	March 31, 2025				December 31, 2024
	(unaudited)
	Remaining Weighted Average Life (Years)	Carrying Amount, Gross	Accumulated Amortization	Carrying Amount, Net	Carrying Amount, Gross	Accumulated Amortization	Carrying Amount, Net
Acquired in-process research and development		$—	$—	$—	$124,000	$—	$124,000
Intangible assets subject to amortization:
Acquired developed technology and product rights	6.7	785,311	(283,185)	502,126	661,311	(263,399)	397,912
Capitalized patent defense costs	0.0	43,820	(43,820)	—	43,820	(43,820)	—
Total intangible assets	6.7	$829,131	$(327,005)	$502,126	$829,131	$(307,219)	$521,912
Amortization expense for intangible assets was $19.8 million for the three months ended March 31, 2025, and $20.1 million for the three months ended March 31, 2024, respectively.
In February 2025, the FDA approved ONAPGO and as such, the research and development efforts for the Company's acquired in-process research and development asset is considered complete. As of the FDA approval date, the ONAPGO intangible asset is a definite-life intangible asset subject to amortization and has a useful life of 10 years.
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
As of March 31, 2025 and December 31, 2024, there was no outstanding debt under the Credit Line.

9.    Share-Based Payments
Share-based compensation expense is as follows (dollars in thousands):

	Three Months Ended March 31,
	2025	2024
	(unaudited)
Research and development	$1,412	$1,365
Selling, general and administrative	6,656	4,532
Total	$8,068	$5,897
Stock Option
The following table summarizes stock option activities:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)
Outstanding, December 31, 2024	6,719,073	$30.44	5.9
Granted	1,057,275	$33.86
Exercised	(95,182)	$21.46
Forfeited	(31,924)	$31.72
Outstanding, March 31, 2025 (unaudited)	7,649,242	$31.01	6.3

As of March 31, 2025 (unaudited):
Vested and expected to vest	7,649,242	$31.01	6.3
Exercisable	4,893,002	$30.13	4.8

As of December 31, 2024:
Vested and expected to vest	6,719,073	$30.44	5.9
Exercisable	4,137,283	$29.54	4.4
Restricted Stock Units
The following table summarizes restricted stock unit (RSU) activities:

	Number of RSUs	Weighted Average Grant Date Fair Value per Share
Nonvested, December 31, 2024	378,165	$32.48
Granted	169,775	$33.52
Vested	(136,673)	$32.33
Forfeited	(3,400)	$32.17
Nonvested, March 31, 2025 (unaudited)	407,867	$32.97

Performance Share Units

The following table summarizes performance share unit (PSU) activities:

	Performance-Based Units		Market-Based Units		Total PSUs
	Number of PSUs	Weighted Average Grant Date Fair Value per Share	Number of PSUs	Weighted Average Grant Date Fair Value per Share	Number of PSUs	Weighted Average Grant Date Fair Value per Share
Nonvested, December 31, 2024	324,685	$28.80	20,000	$28.63	344,685	$28.79
Granted	—	$—	—	$—	—	$—
Vested	(111,065)	$30.52	—	$—	(111,065)	$30.52
Forfeited	(35,900)	$30.26	—	$—	(35,900)	$30.26
Nonvested, March 31, 2025 (unaudited)	177,720	$27.43	20,000	$28.63	197,720	$27.55
10.    Earnings (Loss) per Share

The following table sets forth the computation of basic and diluted earnings (loss) per share for the three months ended March 31, 2025 and 2024 (dollars in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2025	2024
	(unaudited)
Numerator:
Net earnings (loss)	$(11,827)	$124
Denominator:
Weighted average shares outstanding, basic	55,864,692	54,801,748
Effect of dilutive securities:
Stock options and stock awards	—	824,915
Weighted average shares outstanding, diluted	55,864,692	55,626,663

Earnings (Loss) per share, basic	$(0.21)	$0.00
Earnings (Loss) per share, diluted	$(0.21)	$0.00
The following table sets forth the common stock equivalents of outstanding stock-based awards excluded in the calculation of diluted earnings (loss) per share, because their inclusion would be anti-dilutive:

	Three Months Ended March 31,
	2025	2024
	(unaudited)
Stock options and stock awards	505,385	520,152
11.    Income Tax Expense
The following table provides information regarding the Company’s income tax expense for the three months ended March 31, 2025 and 2024 (dollars in thousands):

	Three Months Ended March 31,
	2025	2024
	(unaudited)
Income tax expense	$5,996	$119
Effective tax rate	(102.8)%	49.0%

Income tax expense was $6.0 million ((102.8)% effective tax rate) for the three months ended March 31, 2025, as compared to an income tax expense of $0.1 million (49.0% effective tax rate) for the three months ended March 31, 2024. The change was primarily due to near break-even pre-tax losses on both the three months ended March 31, 2025 and full year 2025 forecast as compared to the same periods in 2024.

The Company's effective income tax rate for the three months ended March 31, 2025 varies from the statutory federal tax rate in United States (U.S. federal tax rate) of 21% primarily due to the impact of recurring permanent differences on a forecast near-break even loss. The Company's effective income tax rate for the three months ended March 31, 2024 varies from the statutory U.S. federal tax rate primarily due to the impact of discrete items on a year to date near break-even forecasted earnings before taxes.

The annual forecasted earnings represent the Company's best estimate as of March 31, 2025 and 2024, are subject to change and could have a material impact on the effective tax rate in subsequent periods. Accounting Standard Codification 740, Income Taxes (ASC 740), requires the Company to estimate the annual effective income tax rate for the full year and apply it to pre-tax income (loss) for each interim period, taking into account year-to-date amounts and projected results for the full year.
12.    Leases
Operating lease assets and lease liabilities as reported on the condensed consolidated balance sheets are as follows (dollars in thousands):

	Balance Sheet Classification	March 31, 2025	December 31, 2024
		(unaudited)
Assets
Operating lease assets	Other assets	$22,724	$24,477
Total lease assets		$22,724	$24,477

Liabilities
Operating lease liabilities, current portion	Accounts payable and accrued liabilities	$5,937	$6,889
Operating lease liabilities, long-term	Operating lease liabilities, long-term	26,368	27,382
Total lease liabilities		$32,305	$34,271

13. Segment Reporting

The Company operates in one operating segment and therefore has only one reportable segment. The Company derives revenue primarily from sales of its commercial products in the U.S.

The Company's chief operating decision maker (CODM) is the chief executive officer. The Company manages the business activities on a consolidated basis. The CODM assesses performance of the Company, decides how to allocate resources based on net income (loss), which is reported in the condensed consolidated statement of earnings (loss) as net earnings (loss), and allocates resources on a consolidated basis. The CODM uses net earnings (loss) to decide whether to reinvest profits into the Company's current products or into other research and development initiatives for the Company's product candidates. Net earnings is also used to monitor budget versus actual results.

The measure of the reportable segment assets is reported on the balance sheet as total assets.

The following table shows the segment revenue, significant segment expenses and net earnings (dollars in thousands):

	March 31, 2025	March 31, 2024
	(unaudited)	(unaudited)
Total revenues	$149,824	$143,644
Less: Significant segment expenses:
Cost of goods sold	15,763	16,309
Selling	42,614	39,014
Marketing	20,664	20,553
General and administrative	26,666	26,949
Research and development expenses
External development program expenses:
ONAPGO	472	784
SPN-820	4,763	6,738
SPN-817	3,571	1,122
Qelbree	4,413	2,051
Early-stage programs and other expenses	3,213	4,015
Total external development program expenses	16,432	14,710
Internal employee-related expenses	10,495	10,220
Total research and development expenses	26,927	24,930
Other segment items(a)	29,017	15,765
Net earnings (loss)	$(11,827)	$124
(a) Other segment items include amortization of intangible assets, intangible asset impairment charges, contingent consideration gain or loss, net interest and other income, interest expense, and income tax expense, whose amounts are disclosed in the condensed consolidated statement of earnings (loss).
14.    Composition of Other Balance Sheet Items
The following details the composition of other balance sheet items (dollars in thousands for amounts in tables):
Inventories, Net

	March 31, 2025	December 31, 2024
	(unaudited)
Raw materials	$8,664	$11,127
Work in process	18,694	26,725
Finished goods	22,065	16,441
Total	$49,423	$54,293

Property and Equipment, Net

	March 31, 2025	December 31, 2024
	(unaudited)
Lab equipment and furniture	$13,760	$13,370
Leasehold improvements	14,023	14,023
Software	883	883
Computer equipment	1,112	1,112
	29,778	29,388
Less accumulated depreciation and amortization	(18,440)	(17,843)
Property and equipment, net	$11,338	$11,545
Depreciation and amortization expense on property and equipment was approximately $0.6 million for the three months ended March 31, 2025 and $0.6 million for the three months ended March 31, 2024, respectively.
Accounts Payable and Accrued Liabilities

	March 31, 2025	December 31, 2024
	(unaudited)
Accounts payable	$7,072	$4,587
Accrued compensation, benefits, & related accruals	17,596	21,225
Accrued sales & marketing	14,832	11,007
Accrued manufacturing expenses	11,067	11,652
Accrued R&D expenses	5,413	5,898
Operating lease liabilities, current portion (1)	5,937	6,889
Accrued royalties (2)	6,250	8,105
Other accrued expenses	8,724	6,989
Total	$76,891	$76,352
_______________________________
(1) Refer to Note 12, Leases.
(2) Refer to Note 15, Commitments and Contingencies.
Accrued Product Returns and Rebates

	March 31, 2025	December 31, 2024
	(unaudited)
Accrued product rebates	$120,208	$115,330
Accrued product returns	49,925	53,375
Total	$170,133	$168,705
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
MDD US Operations, LLC (formerly US WorldMeds, LLC) and its subsidiary, Solstice Neurosciences, LLC (US) (collectively, the MDD Subsidiaries) entered into a Corporate Integrity Agreement (CIA) with the Office of Inspector General of the U.S. Department of Health and Human Services which was effective in April 2019. Under the CIA, the MDD Subsidiaries agreed to and paid $17.5 million to resolve U.S. Department of Justice allegations that it violated the False Claims Act and committed to the establishment and ongoing maintenance of an effective compliance program. The fine was paid by the MDD Subsidiaries prior to closing of the USWM Acquisition. As part of the USWM Acquisition, the Company assumed the obligations of the CIA and could become liable for payment of certain stipulated monetary penalties in the event of any CIA violations. In addition, the Company continues to maintain a broad array of processes, policies and procedures necessary to comply with the CIA and submitted its final report during the second quarter of 2024. The Company received an official notification of release from the Office of the Inspector General in April 2025 and thus no longer remains subject to its obligations under the CIA.
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
NAMENDA XR/Namzaric Qui Tam Litigation
On April 1, 2019, Adamas was served with a complaint filed in the United States District Court for the Northern District of California (the District Court) (Case No. 3:18-cv-03018-JCS) against it and several Allergan entities alleging violations of federal and state false claims acts (FCA) in connection with the commercialization of NAMENDA XR and Namzaric by Allergan. The lawsuit is a qui tam complaint brought by an individual, asserting rights of the federal government and various state governments. The lawsuit was originally filed in May 2018 under seal, and Adamas became aware of the lawsuit when it was served. The complaint alleges that patents held by Allergan and Adamas covering NAMENDA XR and Namzaric were procured through fraud on the United States Patent and Trademark Office and that these patents were asserted against potential generic manufacturers of NAMENDA XR and Namzaric to prevent the generic manufacturers from entering the market, thereby wrongfully excluding generic competition resulting in an artificially high price being charged to government payors. Adamas' patents in question were licensed exclusively to Forest Laboratories Holdings Limited. The complaint includes a claim for damages of "potentially more than $2.5 billion dollars," treble damages and statutory penalties. To date the federal and state governments have declined to intervene in this action. This case is currently stayed pending Adamas's and Allergan's interlocutory appeal of the District Court's December 11, 2020 order denying Adamas's and Allergan's motion to dismiss the complaint. The appeal is pending in the United States Court of Appeals for the Ninth Circuit (Case No. 21-80005). Argument was held on January 10, 2022. On August 25, 2022, the Ninth Circuit sided with the defendants by reversing the District Court’s public disclosure bar rulings and remanding the case back to the District Court to decide certain issues in the first instance. On October 11, 2022, the plaintiff filed a petition for rehearing with the Ninth Circuit which was denied on November 3, 2022. On December 23, 2022, the defendants filed renewed motions to dismiss directed to the remaining unresolved issue. On March 20, 2023, the District Court entered an order and final judgement dismissing with prejudice the FCA claim while declining to exercise supplemental jurisdiction over the state false claims act claims which were dismissed without prejudice. On April 19, 2023, the plaintiff appealed the District Court's dismissal of the Federal False Claims Act claim. On February 20, 2024, the plaintiff filed a motion for an indicative ruling and to set aside the judgment in the District Court, based on the same arguments raised in his appeal. That motion was fully briefed and the District Court determined that the motion for an indicative ruling was suitable for determination without a hearing. On May 7, 2024, the District Court denied the plaintiff’s motion for an indicative ruling. The appeal is fully briefed, and the Ninth Circuit has set oral argument for November 21, 2024.On January 29, 2025, the Ninth Circuit affirmed the District Court’s order dismissing the litigation. On March 31, 2025, the plaintiff filed a petition for rehearing by the Ninth Circuit. On April 15, 2025, the Ninth Circuit unanimously denied the plaintiff's petition for panel rehearing. The Company intends to defend itself vigorously. However, the Company can offer no assurances that it will be successful in a litigation.
APOKYN Litigation
On October 3, 2022, Sage Chemical, Inc. and TruPharma, LLC filed a lawsuit in the United States District Court for the District of Delaware (Case No.22-cv-1302) alleging that Supernus Pharmaceuticals, Inc., Britannia Pharmaceuticals Limited and US WorldMeds Partners, LLC violated state and federal antitrust law in connection with APOKYN. On October 16, 2022, Plaintiffs amended their complaint to add additional defendants MDD US Enterprises, LLC, MDD US Operations, LLC (each a subsidiary of Supernus Pharmaceuticals, Inc.), USWM, LLC, and individual defendants Paul Breckinridge Jones, Sr., Herbert Lee Warren, Jr., Henry Van Den Berg, and Kristin L. Gullo. On January 10, 2023, Defendants filed an Omnibus Motion to Dismiss the Amended Complaint seeking dismissal of each of Plaintiffs’ claims and the lawsuit in its entirety and US WorldMeds with USWM, Britannia, and the group of individual defendants each filed separate motions to dismiss. On March 12, 2024, following oral argument before the Court on the afternoon of March 11, 2024, the Court issued an Oral Order granting Defendants’ motion to stay depositions until the court resolved Defendants’ motions to dismiss. On May 9, 2024, and May 28, 2024, respectively, the Court denied the Defendants’ omnibus motion and the Britannia motion to dismiss. On May 31, 2024, and June 4, 2024, respectively, the Court granted the individual defendants’ motion to dismiss and the US WorldMeds and USWM motion to dismiss. On August 29, 2024, the Court entered an Order that revived the claims against US WorldMeds Partners, LLC and USWM, LLC on December 5, 2024. On December 6, 2024, Plaintiffs filed a second amended complaint, which added US WorldMeds and USWM back to the case. On November 4, 2024, the Court issued a scheduling order that provides for a Pretrial Conference on December 10, 2025, and a jury trial beginning on January 5, 2026. On January 3, 2025, the Court issued an Oral

Order requiring the parties to “engage in in-person mediation in good faith” and jointly select an agreed-upon mediator. The parties agreed jointly to a mediator and mediation was held in April 2025 that did not result in settlement for any of the parties. The Company intends to defend itself vigorously. However, the Company can offer no assurances that it will be successful in a litigation.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to help the reader understand the results of operations and the financial condition of Supernus Pharmaceuticals, Inc. The interim condensed consolidated financial statements included in this report and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our audited consolidated financial statements and notes thereto for the year ended December 31, 2024 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on February 25, 2025.
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
•ONAPGOTM (apomorphine hydrochloride) injection is the first and only subcutaneous apomorphine infusion device for the treatment of motor fluctuations in adults with advanced PD. ONAPGO was approved by the FDA in February 2025 and received an Orphan Drug Designation. ONAPGO was launched in April 2025.

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
SPN-820 (NV-5138)
SPN-820 is a first-in-class, orally active small molecule that increases the brain mechanistic target of rapamycin complex 1 (mTORC1) mediated synaptic function intracellularly. SPN-820 does not bind to or modulate any cell surface receptors and therefore is unlikely to have abuse potential given its lack of binding to targets implicated in drug abuse. In addition, unlike leucine, it is not incorporated into proteins during protein synthesis, and therefore, it is more available at the target site in the brain than leucine.
In February 2025, the Company reported topline results from a randomized double-blind placebo-controlled Phase 2b study of SPN-820 in adults with treatment-resistant depression (TRD). The study did not demonstrate a statistically significant improvement on the primary and secondary endpoints. The safety profile of SPN-820 was consistent with previous clinical trials, showing few adverse events.
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

Commercial Highlights

•Total IQVIA prescriptions for Qelbree were 214,908 for the first quarter 2025, an increase of 22% compared to the same period in the prior year. For March 2025, total monthly prescriptions reached an all-time high of 75,277. Qelbree continues to expand its base of prescribers, with approximately 34,416 prescribers in the first quarter of 2025, up from 27,902 prescribers in the same period last year.

•In April 2025, the Company launched ONAPGO, the first and only subcutaneous apomorphine infusion device for the treatment of motor fluctuations in adults with advanced Parkinson’s disease. Initial physician response is encouraging based on very early activity in the launch.
Product Pipeline Update
SPN-817 – Novel first-in-class highly selective AChE inhibitor for epilepsy
•The Phase 2b randomized, double-blind, placebo-controlled study of 3mg and 4mg twice daily doses is ongoing with a targeted enrollment of approximately 258 adult patients with treatment resistant focal seizures.

SPN-820 – Novel first-in-class molecule that increases mTORC1 mediated synaptic function for depression

•The Company plans to initiate a follow-on Phase 2b multi-center, randomized, double-blind, placebo-controlled trial in approximately 200 adults with major depressive disorder (MDD). The study will examine the safety and tolerability of SPN-820 2400 mg given intermittently (twice weekly) as an adjunctive treatment to the current baseline antidepressant therapy, as well as assess the rapid onset of improvement in depressive symptoms.
SPN-443 – Novel stimulant for ADHD/CNS
•The Company completed a Phase 1 pharmacokinetic study of two oral formulations in healthy adults. Both formulations of SPN-443 showed adequate bioavailability and were well tolerated. The Company expects to disclose a lead indication for the product candidate by the end of 2025.
Critical Accounting Policies and the Use of Estimates
A summary of our significant accounting policies is included in Note 2, Summary of Significant Accounting Policies of our audited consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2024. There were no significant changes to the disclosures with respect to our critical accounting policies in our Annual Report on Form 10-K for the year ended December 31, 2024.

Results of Operations
Comparison of the Three Months Ended March 31, 2025 and 2024
Revenues
Revenues consist primarily of net product sales of our commercial products in the U.S., supplemented by royalty and licensing revenues from our collaborative licensing arrangements. The following table provides information regarding our revenues during the three months ended March 31, 2025 (dollars in thousands):

	Three Months Ended March 31,		Change
	2025	2024	Amount	Percent
Net product sales
Qelbree	$64,745	$45,104	$19,641	44%
GOCOVRI	30,689	26,562	4,127	16%
APOKYN	14,976	16,649	(1,673)	(10)%
Trokendi XR	12,801	15,989	(3,188)	(20)%
Oxtellar XR	10,198	26,943	(16,745)	(62)%
Other(1)	8,579	7,214	1,365	19%
Total net product sales	141,988	138,461	3,527	3%
Royalty, licensing and other revenues	7,836	5,183	2,653	51%
Total revenues	$149,824	$143,644	$6,180	4%
___________________________________________
(1) Includes net product sales of MYOBLOC, XADAGO and Osmolex ER.
Net Product Sales
Net product sales were $142.0 million and $138.5 million for the three months ended March 31, 2025 and 2024, respectively. The increase was primarily due to increases in net product sales from Qelbree and GOCOVRI due to higher volume and higher price partially offset by the decline in net product sales of Oxtellar XR and Trokendi XR due to generic erosion.
Adjustments related to prior year sales for the three months period ended March 31, 2025 is less than 5% of net product sales. The majority of the adjustments is attributable to Qelbree, reflecting favorable actual returns experienced in 2025. As a result, the Company changed its estimated provision for product returns based on the most recent experience. Adjustments related to prior year sales for the three months period ended March 31, 2024 was less than 1% of net product sales. Refer to discussion Sales Deductions and Related Accruals below.
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

The following table provides a summary of activity with respect to accrued product returns and rebates during the periods indicated (dollars in thousands):

	Accrued Product Returns and Rebates
	Product Returns	Product Rebates	Sales Discounts	Total
Balance at December 31, 2024	$53,375	$115,330	$12,347	$181,052
Provision related to:
Current year sales	4,645	104,957	16,680	126,282
Prior year sales	(6,988)	253	99	(6,636)
Total provision	(2,343)	105,210	16,779	119,646
Less: Actual payments/credits	(1,107)	(100,332)	(15,362)	(116,801)
Balance at March 31, 2025	$49,925	$120,208	$13,764	$183,897

	Accrued Product Returns and Rebates
	Product Returns	Product Rebates	Sales Discounts	Total
Balance at December 31, 2023	$57,290	$96,984	$10,719	$164,993
Provision related to:
Current year sales	5,640	100,301	15,812	121,753
Prior year sales	(1,403)	668	38	(697)
Total provision	4,237	100,969	15,850	121,056
Less: Actual payments/credits	(1,982)	(90,272)	(14,531)	(106,785)
Balance at March 31, 2024	$59,545	$107,681	$12,038	$179,264
Accrued Product Returns and Rebates
The accrued product returns balance decreased to $49.9 million as of March 31, 2025 from $59.5 million as of March 31, 2024. This decrease was primarily due to the $7.0 million of estimated provision for product returns related to prior year sales. The majority of the provision for product returns related to prior year sales is attributable to Qelbree, reflecting favorable actual returns experienced in 2025 for Qelbree. As a result, the Company changed its estimated provision for product returns based on the most recent experience.
The accrued product rebates balance increased to $120.2 million as of March 31, 2025 from $107.7 million as of March 31, 2024 primarily due to timing of payments associated with government programs.
Provision for Product Returns and Rebates
The provision for product returns decreased to $(2.3) million for the three months ended March 31, 2025 from $4.2 million for the three months ended March 31, 2024. The decrease was primarily due to the aforementioned $7.0 million of estimated provision for product returns related to prior year sales.
The provision for product rebates increased to $105.2 million for three months ended March 31, 2025 from $101.0 million for the three months ended March 31, 2024. The increase was primarily attributable to higher Qelbree sales and unfavorability in government programs as a result of product price increases in Q1 2025.
Royalty, Licensing and Other Revenues
Royalty, licensing and other revenues were $7.8 million and $5.2 million for the three months ended March 31, 2025 and 2024, respectively. The increase was due to increase in royalty revenues from Oxtellar XR. The Company entered into settlement and license agreements that allowed a third party to enter the Oxtellar XR market in September 2024.

Cost of Goods Sold
Cost of goods sold was $15.8 million and $16.3 million for the three months ended March 31, 2025 and 2024, respectively. The decrease was primarily driven by lower APOKYN royalties due to lower sales and a decline in net product sales of Oxtellar XR and Trokendi XR due to generic erosion.
Research and Development Expenses
R&D expenses were $26.9 million and $24.9 million for the three months ended March 31, 2025 and 2024, respectively. The increase was primarily due to increased clinical program costs on SPN-817 and on the open-label study of Qelbree.
Selling, General and Administrative Expenses
The following table provides information regarding our selling, general and administrative (SG&A) expenses during the periods indicated (dollars in thousands):

	Three Months Ended March 31,		Change
	2025	2024	Amount	Percent
Selling and marketing	$63,278	$59,567	$3,711	6%
General and administrative	26,666	26,949	(283)	(1)%
Total	$89,944	$86,516	$3,428	4%
Selling and marketing expenses were $63.3 million and $59.6 million for the three months ended March 31, 2025 and 2024, respectively. The increase was primarily due to timing of product sample shipments.
Amortization of Intangible Assets
Amortization of intangible assets was $19.8 million and $20.1 million for the three months ended March 31, 2025 and 2024, respectively. The decrease was primarily due to Oxtellar XR and Namzaric intangible assets being fully amortized in 2024 offset by ONAPGO amortization expense in 2025. ONAPGO was previously accounted for as an indefinite-lived intangible asset not subject to amortization.
Contingent Consideration Loss (Gain)
Contingent consideration was a loss of $7.7 million and a gain of $1.1 million for the three months ended March 31, 2025 and 2024, respectively. The change to loss for the three months ended March 31, 2025 was primarily driven by the accretion of the USWM contingent consideration liabilities to the full milestone payment amounts with the approval of ONAPGO by the FDA in February 2025.
Other Income (Expense)
Other income (expense) was an income of $4.4 million and $3.4 million for the three months ended March 31, 2025 and 2024, respectively. The increase was due to higher interest income on marketable securities largely driven by an overall higher investment balance in 2025.
Income Tax Expense
Income tax expense was $6.0 million ((102.8)% effective tax rate) for the three months ended March 31, 2025, as compared to an income tax expense of $0.1 million (49.0% effective tax rate) for the three months ended March 31, 2024. The change was primarily due to near break-even pre-tax losses on both the three months ended March 31, 2025 and full year 2025 forecast as compared to the same periods in 2024.

The Company's effective income tax rate for the three months ended March 31, 2025 varies from the statutory federal tax rate in United States (U.S. federal tax rate) of 21% primarily due to the impact of recurring permanent differences on a forecast near-break even loss. The Company's effective income tax rate for the three months ended March 31, 2024 varies from the statutory U.S. federal tax rate primarily due to the impact of discrete items on a year to date near break-even forecasted earnings before taxes.

The annual forecasted earnings represent the Company's best estimate as of March 31, 2025 and 2024, are subject to change and could have a material impact on the effective tax rate in subsequent periods. Accounting Standard Codification 740, Income Taxes (ASC 740), requires the Company to estimate the annual effective income tax rate for the full year and apply it to earnings (loss) before taxes for each interim period, taking into account year-to-date amounts and projected results for the full year.
Financial Condition, Liquidity and Capital Resources
Cash and Cash Equivalents and Marketable Securities

Cash and cash equivalents, marketable securities, and long-term marketable securities are comprised of the following (dollars in thousands):

	March 31	December 31	Change
	2025	2024	Amount	Percent
Cash and cash equivalents	$115,848	$69,331	$46,517	67%
Marketable securities	347,742	384,281	(36,539)	(10)%
Total	$463,590	$453,612	$9,978	2%
The Company believes its balances of cash, cash equivalents, and unrestricted marketable securities, which totaled $463.6 million as of March 31, 2025, along with cash generated from ongoing operations and continued access to debt markets, will be sufficient to satisfy its cash requirements over the next 12 months and beyond.
We have financed our operations primarily with cash generated from product sales, supplemented by revenues from royalty and licensing arrangements, as well as proceeds from the sale of equity and debt securities. Continued cash generation is highly dependent on the success of our commercial products, as well as the success of our product candidates if approved by the FDA. While we expect continued profitability in future years, we anticipate there may be significant variability from year to year in the level of our profits particularly due to continued market and payor pressures for our commercial products; the unfavorable impact of the loss of patent exclusivity for Trokendi XR in January 2023 and Oxtellar XR in September 2024; the potential unfavorable impact of the forthcoming loss of exclusivity of XADAGO; funding for research and development of our product candidates; and the additional funding for the launch of ONAPGO, which was approved by the FDA in February 2025 and launched in April 2025.
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
Cash Flows
Cash flows are comprised of the following (dollars in thousands):

	Three Months Ended March 31,		Change
	2025	2024	Amount
Net cash provided by (used in):
Operating activities	$30,599	$38,401	$(7,802)
Investing activities	37,317	(51,624)	88,941
Financing activities	(21,399)	1,570	(22,969)
Net change in cash and cash equivalents	46,517	(11,653)	58,170
Cash and cash equivalents at beginning of year	69,331	75,054	(5,723)
Cash and cash equivalents at end of period	$115,848	$63,401	$52,447
Operating Activities
Net cash provided by operating activities was $30.6 million and $38.4 million for the three months ended March 31, 2025, and 2024, respectively. The decrease in cash flows provided by operating activities is primarily due to lower net income for the three months ended March 31, 2025 compared to the same period in prior year, and changes in working capital which reflects the timing impacts of cash collections on receivables and settlement of payables.
Investing Activities
Net cash provided by investing activities was $37.3 million for the three months ended March 31, 2025 compared to $51.6 million cash used in investing activities during the same period in 2024. The change was primarily due to a decrease in cash outflows from purchases of marketable securities as well as higher cash inflows from the maturities of marketable securities.
Financing Activities
Net cash used in financing activities was $21.4 million for the three months ended March 31, 2025 compared to $1.6 million provided by during the same period in 2024. The change was primarily due to the payment of USWM contingent consideration milestone associated with the FDA approval of ONAPGO.
Material Cash Requirements
Refer to “Part II, Item 7 — Management’s Discussion and Analysis of Liquidity and Capital Resources” of our Annual Report on Form 10-K for the year ended December 31, 2024, and Note 15, Commitments and Contingencies, in the Notes to the Condensed Consolidated Financial Statements in Part I, Item 1, Unaudited Condensed Consolidated Financial Statements, of this Quarterly Report on Form 10-Q for the discussion of our contractual obligations.
Recently Issued Accounting Pronouncements
For a discussion of new accounting pronouncements, see Note 2 Summary of Significant Accounting Policies, in the Notes to the Condensed Consolidated Financial Statements in Part I, Item 1, Unaudited Condensed Consolidated Financial Statements, of this Quarterly Report on Form 10-Q.
Item 3.    Quantitative and Qualitative Disclosures About Market Risk
The primary objective of our investment activities is to preserve our capital to fund operations and to facilitate business development activities. We also seek to maximize income from our investments without assuming significant interest rate risk, liquidity risk, or risk of default by investing in investment grade securities with maturities of four years or less. Our exposure to market risk is confined to investments in cash and cash equivalents and marketable securities. As of March 31, 2025, we had cash and cash equivalents and marketable securities of $463.6 million.
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
We may contract with clinical research organizations (CROs) and investigational sites globally. Currently, we have ongoing clinical trials being conducted outside of the U.S. We do not hedge our foreign currency exchange rate risk. Transactions denominated in currencies other than the U.S. dollar are recorded based on exchange rates at the time such transactions arise. As of March 31, 2025 and December 31, 2024, substantially all of our liabilities were denominated in the U.S. dollar.

Inflation generally affects us by increasing our cost of labor and the cost of services provided by our vendors. We do not believe that inflation and changing prices over the year ended December 31, 2024, and the three months ended March 31, 2025 had a significant impact on our consolidated results of operations. While we expect significant year-to-year variability in labor and vendor service costs due to uncontrollable inflation factors like natural disasters, geopolitical conflicts, tariffs, and government regulations, we strive to mitigate future price risks. We do this by forming strong partnerships with key suppliers and our CMOs, and by directly managing the procurement and supply levels of key raw materials for our commercial products. However, these efforts may not fully protect us from cost increases, which could adversely impact our profitability.
Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures required by Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act has been appropriately recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosure. We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2025, the end of the period covered by this report. Based on that evaluation, under the supervision and with the participation of our management, including our CEO and CFO, we concluded that our disclosure controls and procedures are effective as of March 31, 2025.
Changes in Internal Control over Financial Reporting
Our management, including our CEO and CFO, evaluated changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2025.
During the quarter ended March 31, 2025, no changes occurred in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1.    Legal Proceedings
From time to time and in the ordinary course of business, Supernus Pharmaceuticals, Inc. (the "Company") and any of its subsidiaries may be subject to various claims, charges and litigation. The Company and any of its subsidiaries may be required to file infringement claims against third parties for the infringement of our patents.
Trokendi XR®
I. Supernus Pharmaceuticals, Inc. v. Ajanta Pharma Limited, et al., C.A. No. 21-cv-6964 (GC)(DEA) (D.N.J.)
The Company received a Paragraph IV Notice Letter from generic drug maker Ajanta Pharma Limited dated February 10, 2021, directed to ten of its Trokendi XR® Orange Book patents. Supernus’s U.S. Patent Nos. 8,298,576; 8,298,580; 8,663,683; 8,877,248; 8,889,191; 8,992,989; 9,549,940; 9,555,004; 9,622,983; and 10,314,790 generally cover once-a-day topiramate formulations and methods of treating or preventing seizures and migraines using those formulations. The FDA Orange Book currently lists United States Patent No. 8,298,576 as expiring on April 4, 2028, and United States Patent Nos. 8,298,580; 8,663,683; 8,877,248; 8,889,191; 8,992,989; 9,549,940; 9,555,004; 9,622,983; and 10,314,790 as expiring on November 16, 2027. On March 26, 2021, the Company filed a lawsuit against Ajanta Pharma Limited and Ajanta Pharma USA Inc. (collectively “Ajanta”) alleging infringement of the Company’s Trokendi XR® Orange Book patents. The Complaint—filed in the U.S. District Court for the District of New Jersey—alleges, among other things, that Ajanta infringed the Company’s Trokendi XR® patents by submitting to the FDA an Abbreviated New Drug Application (“ANDA”) seeking to market a generic version of Trokendi XR® prior to the expiration of the Company’s patents. Filing its March 26, 2021, Complaint within 45 days of receiving Ajanta’s Paragraph IV certification notice entitles Supernus to an automatic stay preventing the FDA from approving Ajanta’s ANDA for 30 months from the date of the Company’s receipt of the Paragraph IV Notice Letter. On June 7, 2021, Ajanta answered the Complaint and denied the substantive allegations of the Complaint, asserting affirmative defenses that include non-infringement and invalidity. Ajanta also asserted Counterclaims seeking declaratory judgments of non‑infringement and invalidity for the Trokendi XR® Orange Book patents. On June 28, 2021, the Company filed its reply, denying the substantive allegations of Ajanta’s Counterclaims. Following the initial Rule 16 Scheduling Conference, the Court issued a case schedule. On December 17, 2021, the Court issued an order consolidating this lawsuit with the lawsuit against Torrent, discussed in Section II, below. The consolidation order extended the 30‑month stay preventing the FDA from approving Ajanta’s ANDA to December 16, 2023. The Company entered into a settlement agreement with Ajanta, and on April 4, 2023, a stipulation of dismissal without prejudice was entered by the U.S. District Court for the District of New Jersey. The agreement has been submitted to the applicable governmental agencies.
II. Supernus Pharmaceuticals, Inc. v. Torrent Pharmaceuticals Ltd., et al., C.A. No. 21-cv-14268 (GC)(DEA) (D.N.J.); Supernus Pharmaceuticals, Inc. v. Ajanta Pharma Limited, et al., Appeal No. 2024-1606 (Fed. Cir.)
The Company received a Paragraph IV Notice Letter from generic drug maker Torrent Pharmaceuticals Ltd. dated June 15, 2021, directed to ten of its Trokendi XR® Orange Book patents. Supernus’s U.S. Patent Nos. 8,298,576; 8,298,580; 8,663,683; 8,877,248; 8,889,191; 8,992,989; 9,549,940; 9,555,004; 9,622,983; and 10,314,790 generally cover once-a-day topiramate formulations and methods of treating or preventing seizures and migraines using those formulations. The FDA Orange Book currently lists United States Patent No. 8,298,576 as expiring on April 4, 2028, and United States Patent Nos. 8,298,580; 8,663,683; 8,877,248; 8,889,191; 8,992,989; 9,549,940; 9,555,004; 9,622,983; and 10,314,790 as expiring on November 16, 2027. On July 28, 2021, the Company filed a lawsuit against Torrent Pharmaceuticals Ltd. and Torrent Pharma Inc. (collectively, “Torrent”) alleging infringement of the Company’s Trokendi XR® Orange Book patents. The Complaint—filed in the U.S. District Court for the District of New Jersey—alleges, among other things, that Torrent infringed the Company’s Trokendi XR® patents by submitting to the FDA an Abbreviated New Drug Application (“ANDA”) seeking to market a generic version of Trokendi XR® prior to the expiration of the Company’s patents. Filing its July 28, 2021 Complaint within 45 days of receiving Torrent’s Paragraph IV certification notice entitles Supernus to an automatic stay preventing the FDA from approving Torrent’s ANDA for 30 months from the date of the Company’s receipt of the Paragraph IV Notice Letter. On September 29, 2021, Torrent answered the Complaint and denied the substantive allegations of the Complaint, asserting affirmative defenses that include non-infringement and invalidity. Torrent also asserted Counterclaims seeking declaratory judgments of non‑infringement for the Trokendi XR® Orange Book patents. On November 3, 2021, the Company filed its reply, denying the substantive allegations of Torrent’s Counterclaims. Following the initial Rule 16 Scheduling Conference, the Court issued a case schedule. On December 17, 2021, the Court issued an order consolidating this lawsuit with the lawsuit against Ajanta, discussed in Section I, above. The Court held a bench trial between July 31, 2023, and August 3, 2023. Closing arguments for the trial were held on October 4, 2023. On December 12, 2023, the Court issued an Order enjoining Torrent from launching its generic drug product through January 31, 2024, or until the Court’s trial decision issues, whichever is sooner. On January 30, 2024, the Court issued a Trial Opinion and Order, deciding in Supernus’s favor that the patent claims that Supernus asserted at trial against Torrent are both valid and infringed. The District Court entered a Final Judgment in Supernus’s favor on February 22, 2024.
On March 4, 2024, Torrent filed a Notice of Appeal of the Final Judgment with the U.S. Court of Appeals for the Federal Circuit. The Federal Circuit docketed the appeal as Supernus Pharmaceuticals, Inc. v. Ajanta Pharma Limited because the lawsuit against Torrent was previously consolidated with the lawsuit against Ajanta (see Section I above). The Court has not set the date for oral argument.
APOKYN®
III. Sage Chemical, Inc., et al. v. Supernus Pharmaceuticals, Inc., et al., C.A. No. 22-cv-1302 (CJB) (D. Del.)
On October 3, 2022, Sage Chemical, Inc. and TruPharma, LLC filed a lawsuit in the United States District Court for the District of Delaware alleging that Supernus Pharmaceuticals, Inc., Britannia Pharmaceuticals Limited (“Britannia”), and US WorldMeds Partners, LLC (“US WorldMeds”) violated state and federal antitrust law in connection with APOKYN® (apomorphine HCl). On October 16, 2022, Plaintiffs amended their complaint to add additional defendants MDD US Enterprises, LLC, MDD US Operations, LLC (each a subsidiary of Supernus Pharmaceuticals, Inc.), USWM, LLC (“USWM”), and individual defendants Paul Breckinridge Jones, Sr., Herbert Lee Warren, Jr., Henry Van Den Berg, and Kristin L. Gullo. On January 10, 2023, Defendants filed an Omnibus Motion to Dismiss the Amended Complaint seeking dismissal of each of Plaintiffs’ claims and the lawsuit in its entirety and US WorldMeds with USWM, Britannia, and the group of individual defendants each filed separate motions to dismiss. On March 12, 2024, following oral argument before the Court on the afternoon of March 11, 2024, the Court issued an Oral Order granting Defendants’ motion to stay depositions until the court resolved Defendants’ motions to dismiss. On May 9, 2024, and May 28, 2024, respectively, the Court denied the Defendants’ omnibus motion and the Britannia motion to dismiss. On May 31, 2024, and June 4, 2024, respectively, the Court granted the individual defendants’ motion to dismiss and the US WorldMeds and USWM motion to dismiss. On August 29, 2024, the Court entered an Order that revived the claims against US WorldMeds Partners, LLC and USWM, LLC on December 5, 2024. On December 6, 2024, Plaintiffs filed a second amended complaint, which added US WorldMeds and USWM back to the case. On November 4, 2024, the Court issued a scheduling order that provides for a Pretrial Conference on December 10, 2025, and a jury trial beginning on January 5, 2026. On January 3, 2025, the Court issued an Oral Order requiring the parties to “engage in in-person mediation in good faith” and jointly select an agreed-upon mediator. The parties agreed jointly to a mediator and mediation was held in April 2025 that did not result in settlement for any of the parties.
IV. US WorldMeds Partners, LLC v. Federal Insurance Company, et al, Case Nos. 24-CI-2529; 24-CI-4195; 24-CI-4631; and 24-CI-6988) (D.Del)
Alleged competitors of Supernus filed a lawsuit against the Company, MDD US Enterprises, LLC, and MDD Operations, LLC (collectively "Enterprises") and others in the United States District Court for the District of Delaware (the “Underlying Action”). After a dispute over coverage under certain insurance policies arose, Enterprises commenced a declaratory judgment action against Federal Insurance Company, RSUI Indemnity Company, and StarStone Specialty Insurance Company and others to recover insurance benefits. US WorldMeds Partners, LLC, RSUI and StarStone commenced similar declaratory judgment actions in connection with the Underlying Action. These related actions were recently consolidated. This case is in its early stages. Supernus awaits responsive pleadings to its Complaint. Discovery has not yet commenced in the consolidated action. An initial post consolidation court conference was held on February 12, 2025, and the next conference is scheduled for May 14, 2025.
V. Supernus Pharmaceuticals, Inc. v. Old Republic Insurance Company, 8:24-cv-03733-PJM) (D.Maryland)
The action seeks recovery of insurance benefits in connection with the Underlying Action in the US WorldMeds Partners, LLC v Federal Insurance Company case. This case is in its early stages. The defendant insurer made a pre-answer motion to dismiss the Complaint. Supernus’s opposition to the motion is due in May 2025. Discovery has not yet commenced. There are no pending court conferences.
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
Adamas's patents in question were licensed exclusively to Forest. The complaint includes a claim for damages of “potentially more than $2.5 billion dollars,” treble damages and statutory penalties. To date the federal and state governments have declined to intervene in this action. This case is currently stayed pending Adamas's and Allergan's interlocutory appeal of the District Court's December 11, 2020 order denying Adamas's and Allergan's motions to dismiss the complaint. The appeal was heard by the United States Court of Appeals for the Ninth Circuit (Case No. 21-80005). Argument was held on January 10, 2022. On August 25, 2022, the Ninth Circuit sided with the defendants by reversing the District Court’s public disclosure bar rulings and remanding the case back to the District Court to decide certain issues in the first instance. On October 11, 2022, the plaintiff filed a petition for rehearing with the Ninth Circuit, which was denied. On December 23, 2022, defendants filed renewed motions to dismiss directed to the remaining unresolved issue. On March 20, 2023, the District Court entered an order and final judgment dismissing with prejudice the FCA claim while declining to exercise supplemental jurisdiction over the state false claims act claims which were dismissed without prejudice. On April 19, 2023, the plaintiff appealed the District Court's dismissal of the Federal False Claims Act claim. On February 20, 2024, the plaintiff filed a motion for an indicative ruling and to set aside the judgment in the District Court, based on the same arguments raised in his appeal. That motion was fully briefed and the District Court determined that the motion for an indicative ruling was suitable for determination without a hearing. On May 7, 2024, the District Court denied the plaintiff’s motion for an indicative ruling. The appeal is fully briefed, and the Ninth Circuit heard oral argument on November 21, 2024. On January 29, 2025, the Ninth Circuit affirmed the District Court’s order dismissing the litigation. On March 31, 2025, the plaintiff filed a petition for rehearing by the Ninth Circuit. On April 15, 2025, the Ninth Circuit unanimously denied the plaintiff's petition for panel rehearing.
Adamas believes it has strong factual and legal defenses to all actions and intends to defend itself vigorously.
Item 1A. Risk Factors
Any investment in our business involves a high degree of risk. Before making an investment decision, you should carefully consider the information we include in this Quarterly Report on Form 10-Q, including our condensed consolidated financial statements and related notes; the additional information in the other reports we file with the Securities and Exchange Commission; and the risks described in our Annual Report on Form 10-K for the year ended December 31, 2024 and quarterly report on Form 10-Q for the period ended March 31, 2025. These risks may result in material harm to our business and our financial condition and results of operations. If a material, adverse event was to occur, the market price of our common stock may decline, and you could lose part or all of your investment.
The risks described below reflect substantive changes from, or additions to, the risks described in our Annual Report on Form 10-K for the year ended December 31, 2024.
Tariffs may increase our costs.
We rely on suppliers and other vendors located outside of the United States, including third-party clinical manufacturing organizations for the supply of active product ingredients for our products and product candidates, including raw materials and drug substances for our preclinical research and clinical trials. The United States and other countries have recently announced the imposition of tariffs on the import of a wide variety of products and services. Certain countries have also announced changes to previously announced tariffs. These tariffs may increase the costs we bear when importing products into the United States and may also increase our vendors’ production costs, which may be passed on to us. We are assessing the potential impact of recently announced tariffs on our financial results.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
(a)    Sales of Unregistered Securities.
None.
Item 3.    Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
None.
Item 5.    Other Information
(a)     None.
(b)    None.
(c)    Insider Trading Arrangements and Policies.
The table below lists the insider trading arrangements adopted or terminated during the first quarter of 2025:

Name and Title of Director or Officer	Rule 10b5-1 Trading Arrangement(1)	Trading Arrangement Adopted or Terminated	Date of Adoption or Termination	Duration of Trading Arrangement	Aggregate Number of Securities to be Purchased Pursuant to Trading Arrangement	Aggregate Number of Securities to be Sold Pursuant to Trading Arrangement
Charles Newhall	Yes	Adopted	March 3, 2025	3/3/2027	31,000	31,000
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

101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, formatted in Inline XBRL: (i) Cover Page, (ii) Condensed Consolidated Statements of Earnings (Loss), (iii) Condensed Consolidated Statements of Comprehensive Earnings (Loss), (iv) Condensed Consolidated Balance Sheets, (v) Condensed Consolidated Statements of Changes in Stockholders' Equity, (vi) Condensed Consolidated Statements of Cash Flows, and (vii) the Notes to Condensed Consolidated Financial Statements, tagged in summary and detail.

104	The cover page of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, formatted in Inline XBRL (included with the Exhibit 101 attachments).
_______________________________________________________________________________

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUPERNUS PHARMACEUTICALS, INC.

DATED: May 6, 2025	By:	/s/ Jack A. Khattar
Jack A. Khattar President and Chief Executive Officer

DATED: May 6, 2025	By:	/s/ Timothy C. Dec
Timothy C. Dec Senior Vice-President and Chief Financial Officer