Form 10-Q
period 2025-06-30
SUPERNUS PHARMACEUTICALS, INC.
filed 2025-08-05
CIK 1356576

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☒ No
Securities registered pursuant to Section 12(b) of the Exchange Act

Title of each class	Outstanding at July 29, 2025	Trading Symbol	Name of each exchange on which registered
Common Stock, $0.001 par value per share	56,073,088	SUPN	The Nasdaq Global Market

SUPERNUS PHARMACEUTICALS, INC.
FORM 10-Q — QUARTERLY REPORT
FOR THE QUARTERLY PERIOD ENDED June 30, 2025

PART I — FINANCIAL INFORMATION

Supernus Pharmaceuticals, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share data)

	June 30,	December 31,
	2025	2024
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$144,711	$69,331
Marketable securities	377,885	384,281
Accounts receivable, net	140,831	142,077
Inventories, net	44,023	54,293
Prepaid expenses and other current assets	31,416	36,088
Total current assets	738,866	686,070
Property and equipment, net	11,069	11,545
Intangible assets, net	481,307	521,912
Goodwill	117,019	117,019
Deferred income tax assets, net	6,181	—
Other assets	27,963	31,527
Total assets	$1,382,405	$1,368,073

Liabilities and stockholders' equity
Current liabilities
Accounts payable and accrued liabilities	$77,739	$76,352
Accrued product returns and rebates	180,916	168,705
Contingent consideration, current portion	—	47,340
Other current liabilities	27,705	—
Total current liabilities	286,360	292,397
Operating lease liabilities, long-term	24,383	27,382
Deferred income tax liabilities, net	—	4,961
Other liabilities	7,762	7,600
Total liabilities	318,505	332,340

Commitments and contingencies (Note 15)

Stockholders' equity
Common stock, $0.001 par value; 130,000,000 shares authorized; 56,119,360 and 55,743,095 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	56	56
Additional paid-in capital	496,946	479,440
Accumulated other comprehensive loss, net of tax	(200)	(189)
Retained earnings	567,098	556,426
Total stockholders' equity	1,063,900	1,035,733

Total liabilities and stockholders' equity	$1,382,405	$1,368,073

See accompanying notes.

Supernus Pharmaceuticals, Inc.
Condensed Consolidated Statements of Earnings
(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(unaudited)		(unaudited)
Revenues
Net product sales	$157,995	$162,538	$299,983	$300,999
Royalty, licensing and other revenues	7,458	5,787	15,294	10,970
Total revenues	165,453	168,325	315,277	311,969

Costs and expenses
Cost of goods sold(a)	16,827	17,916	32,590	34,225
Research and development	22,115	26,183	49,042	51,113
Selling, general and administrative	93,551	85,904	183,495	172,420
Amortization of intangible assets	20,819	20,108	40,605	40,245
Contingent consideration loss (gain)	—	(4,355)	7,660	(5,450)
Total costs and expenses	153,312	145,756	313,392	292,553

Operating earnings	12,141	22,569	1,885	19,416

Other income (expense)
Interest and other income, net	4,528	3,733	8,953	7,129
Total other income (expense), net	4,528	3,733	8,953	7,129

Earnings before income taxes	16,669	26,302	10,838	26,545

Income tax expense (benefit)	(5,830)	6,386	166	6,505
Net earnings	$22,499	$19,916	$10,672	$20,040

Earnings per share
Basic	$0.40	$0.36	$0.19	$0.37
Diluted	$0.40	$0.36	$0.19	$0.36

Weighted average shares outstanding
Basic	56,024,771	54,978,781	55,945,434	54,890,265
Diluted	56,643,189	55,724,283	56,688,754	55,675,474
_____________________________
(a) Excludes amortization of acquired intangible assets

See accompanying notes.

Supernus Pharmaceuticals, Inc.
Condensed Consolidated Statements of Comprehensive Earnings
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(unaudited)		(unaudited)
Net earnings	$22,499	$19,916	$10,672	$20,040
Other comprehensive gain (loss)
Unrealized gain (loss) on marketable securities, net of tax	(41)	162	(11)	221
Other comprehensive gain (loss)	(41)	162	(11)	221
Comprehensive earnings	$22,458	$20,078	$10,661	$20,261

See accompanying notes.

Supernus Pharmaceuticals, Inc.
Condensed Consolidated Statements of Changes in Stockholders' Equity
(unaudited, in thousands, except share data)

j	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Earnings (Loss)	Retained Earnings	Total Stockholders' Equity
	Shares	Amount
Balance, December 31, 2024	55,743,095	$56	$479,440	$(189)	$556,426	$1,035,733
Share-based compensation expense related to employee stock purchase plan and share-based awards	—	—	8,068	—	—	8,068
Issuance of common stock related to employee stock purchase plan and share-based awards, net of taxes withheld	246,153	—	(1,299)	—	—	(1,299)
Net loss	—	—	—	—	(11,827)	(11,827)
Unrealized gain on marketable securities, net of tax	—	—	—	30	—	30
Balance, March 31, 2025	55,989,248	$56	$486,209	$(159)	$544,599	$1,030,705
Share-based compensation expense related to employee stock purchase plan and share-based awards		—	7,507	—	—	7,507
Issuance of common stock related to employee stock purchase plan and share-based awards, net of taxes withheld	130,112	—	3,230	—	—	3,230
Net earnings	—	—	—	—	22,499	22,499
Unrealized loss on marketable securities, net of tax	—	—	—	(41)	—	(41)
Balance, June 30, 2025	56,119,360	56	496,946	(200)	567,098	1,063,900

See accompanying notes.

Supernus Pharmaceuticals, Inc.
Condensed Consolidated Statements of Changes in Stockholders' Equity
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

See accompanying notes.

Supernus Pharmaceuticals, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)

	Six Months Ended June 30,
	2025	2024
	(unaudited)
Cash flows from operating activities
Net earnings	$10,672	$20,040
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	41,741	41,467
Amortization of premium/discount on marketable securities	(1,106)	1,531
Change in fair value of contingent consideration	7,660	(5,450)
Share-based compensation expense	15,575	12,449
Deferred income tax benefit	(11,152)	(13,597)
Inventory valuation write-down	1,467	2,022
Payment of contingent consideration	(4,900)	—
Other noncash adjustments, net	3,779	4,601
Changes in operating assets and liabilities:
Accounts receivable	1,246	(8,339)
Inventories	9,618	8,015
Prepaid expenses and other assets	4,870	(6,789)
Accrued product returns and rebates	12,211	20,845
Accounts payable and other liabilities	(2,547)	(2,770)
Net cash provided by operating activities	89,134	74,025

Cash flows from investing activities
Purchases of marketable securities	(259,113)	(317,680)
Maturities of marketable securities	266,605	217,774
Purchases of property and equipment	(782)	(312)
Net cash provided by (used in) investing activities	6,710	(100,218)

Cash flows from financing activities
Proceeds from issuance of common stock	5,318	4,569
Employee taxes paid related to net share settlement of equity awards	(3,387)	(1,341)
Payment of contingent consideration	(22,395)	—
Net cash provided by (used in) financing activities	(20,464)	3,228
Net change in cash and cash equivalents	75,380	(22,965)
Cash and cash equivalents at beginning of year	69,331	75,054
Cash and cash equivalents at end of period	$144,711	$52,089

Supplemental cash flow information
Cash paid for income taxes	$12,697	$20,762

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
Acquisition of Sage Therapeutics, Inc.
On June 13, 2025, the Company entered into an Agreement and Plan of Merger (Merger Agreement) to acquire Sage Therapeutics, Inc. (Sage). The acquisition closed on July 31, 2025. See Note 16, Subsequent Event.
Sage was a commercial-stage pharmaceutical company with a portfolio of therapies to address a range of neurological diseases. Sage's commercialized medicine, ZURZUVAE® (zuranolone) capsules CIV, is the first and only FDA-approved oral medicine indicated for the treatment of postpartum depression in adults. As of July 31, 2025, Sage is a wholly-owned subsidiary of the Company.
2.    Summary of Significant Accounting Policies
Basis of Presentation
The Company's unaudited condensed consolidated financial statements have been prepared in accordance with the requirements of the U.S. Securities and Exchange Commission (SEC) for interim financial information. As permitted under Generally Accepted Accounting Principles in the United States (U.S. GAAP), certain notes and other information have been omitted from the interim unaudited condensed consolidated financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these unaudited condensed consolidated financial statements should be read in conjunction with the Company's most recent Annual Report on Form 10-K, for the year ended December 31, 2024, filed with the SEC.
In management's opinion, the unaudited condensed consolidated financial statements include all normal and recurring adjustments necessary for a fair presentation of the Company's financial position, results of operations, and cash flows. The results of operations for any interim period are not necessarily indicative of the Company's future quarterly or annual results.
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
The Company incurred $25.3 million and $51.4 million in advertising expense for the three and six months ended June 30, 2025 and $23.5 million and $47.9 million for the three and six months ended June 30, 2024, respectively. These expenses are recorded as a component of Selling, general and administrative expenses in the unaudited condensed consolidated statements of earnings.
Insurance Recoveries
The Company has several policies with third-party insurers that provide for the recovery of certain costs incurred by the Company. The Company records its rights to insurance recoveries as a receivables when the respective costs are reimbursable under applicable insurance policies, it is probable that such costs will be reimbursed, and reimbursement can be reasonably estimated. As such, the Company estimates the percentage of costs that will be reimbursed by the insurance provider to determine the proper amount to record for the insurance recovery receivable.
Insurance recoveries recognized in fiscal year 2025 were recorded as a reduction to Selling, general and administrative expenses. The Company had $1.0 million and $5.4 million of insurance recoveries during the three and six months ended June 30, 2025. There were no insurance recoveries during the three and six months ended June 30, 2024. Insurance recovery receivable was $5.4 million and $4.0 million as of June 30, 2025 and December 31, 2024, respectively.
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
3. Disaggregated Revenues

The following table provides information regarding total revenues (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(unaudited)		(unaudited)
Net product sales
Qelbree	$77,547	$59,395	$142,292	$104,499
GOCOVRI	36,660	31,703	67,349	58,265
APOKYN	12,820	17,295	27,796	33,944
Trokendi XR	11,193	17,086	23,994	33,075
Oxtellar XR	11,637	29,516	21,835	56,459
ONAPGO	1,604	—	1,604	—
Other(1)	6,534	7,543	15,113	14,757
Total net product sales	157,995	162,538	299,983	300,999
Royalty, licensing and other revenues	7,458	5,787	15,294	10,970
Total revenues	$165,453	$168,325	$315,277	$311,969
___________________________________________
(1) Includes net product sales of MYOBLOC, XADAGO and Osmolex ER.
In the second quarter of 2025, the Company continued to have favorable actual returns experience for Qelbree. As such, the Company changed its estimated provision for product returns based on the most recent experience. Provision for product returns related to prior year sales for the six months period ended June 30, 2025 is approximately 4% of net product sales primarily attributable to Qelbree. Provision for product returns related to prior year sales for the six months period ended June 30, 2024 was approximately 1% of net product sales.
4. Investments
Marketable Securities
Unrestricted available-for-sale marketable securities held by the Company are as follows (dollars in thousands):

	June 30, 2025	December 31, 2024
	(unaudited)
Corporate, U.S. government agency and municipal debt securities
Amortized cost	$378,087	$384,481
Gross unrealized gains	16	89
Gross unrealized losses	(218)	(289)
Total fair value	$377,885	$384,281
As of June 30, 2025, all of the Company's unrestricted available-for-sale marketable securities have contractual maturities of one year or less.
As of June 30, 2025, there was no impairment due to credit loss on any available-for-sale marketable securities.

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
•Level 3—Valuations using significant inputs that are unobservable in the market and inputs that reflect the Company's own assumptions. These are based on the best information available, including the Company's own data.
Financial Assets and Liabilities Recorded at Fair Value
The Company's financial assets and liabilities that are required to be measured at fair value on a recurring basis are as follows (dollars in thousands):

	Fair Value Measurements as of June 30, 2025 (unaudited)
	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents
Cash	$53,557	$53,557	$—	$—
Money market funds	91,154	91,154	—	—
Marketable securities
Corporate debt securities	367,895	—	367,895	—
U.S government agency securities	9,990	—	9,990	—
Other noncurrent assets
Marketable securities - restricted (SERP)	660	24	636	—
Total assets at fair value	$523,256	$144,735	$378,521	$—
Liabilities:
Contingent consideration	$—	$—	$—	$—
Total liabilities at fair value	$—	$—	$—	$—

	Fair Value Measurements as of December 31, 2024
	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents
Cash	$37,830	$37,830	$—	$—
Money market funds	31,501	31,501	—	—
Marketable securities
Corporate debt securities	355,201	—	355,201	—
U.S. government agency debt securities	29,080	—	29,080	—
Other noncurrent assets
Marketable securities - restricted (SERP)	635	21	614	—
Total assets at fair value	$454,247	$69,352	$384,895	$—
Liabilities:
Contingent consideration	$47,340	$—	$—	$47,340
Total liabilities at fair value	$47,340	$—	$—	$47,340

Other Financial Instruments
The carrying amounts of other financial instruments, including accounts receivable, accounts payable, and accrued expenses approximate fair value due to their short-term maturities.
6. Contingent Consideration
The following table sets forth the contingent consideration for the USWM Acquisition and Adamas Acquisition (as defined below) (dollars in thousands):

	June 30, 2025	December 31, 2024
	(unaudited)
Reported under the following captions in the consolidated balance sheets:
Contingent consideration, current portion	$—	$47,340
Total	$—	$47,340
The Company's contingent consideration liabilities are related to the USWM Acquisition in 2020 and the Adamas Acquisition in 2021. The contingent consideration liabilities are measured at fair value using either a Monte Carlo simulation or the income approach. The Company classifies contingent consideration liabilities as Level 3 fair value measurements in the period where significant unobservable inputs were used to estimate fair value. These reflect the inputs and assumptions the Company believes would be made by market participants. Changes in any of those inputs together or in isolation may result in significantly lower or higher fair value measurement. The change in fair value is reported on the condensed consolidated statement of earnings in Contingent consideration loss (gain).
USWM Contingent Consideration
On June 9, 2020 (the USWM Closing Date), the Company completed its acquisition of all the outstanding equity of USWM Enterprises, LLC (USWM Enterprises) (USWM Acquisition). The USWM Acquisition included potential additional contingent consideration payments for regulatory and development milestones and sales-based milestones. In February 2025, the Company paid the $25 million milestone related to the FDA's approval of ONAPGO in February 2025. ONAPGO was launched in April 2025 and the $30 million milestone payment related to the commercial launch of ONAPGO, subject to certain holdbacks as permitted under the Sale and Purchase Agreement Relating to USWM Enterprises, LLC, dated April 28, 2020, by and between US WorldMeds Partners, LLC and Supernus Pharmaceuticals, Inc., (the "USWM Sale and Purchase Agreement") became due and payable. Of the $30 million, the Company paid $2.3 million and $27.7 million was held back in the second quarter of 2025. The amount held was reclassified to Other current liabilities in the condensed consolidated balance sheet as of June 30, 2025 as the milestone had been met but payment remains subject to certain holdbacks permitted under the USWM Sale and Purchase Agreement. During the third quarter of 2025 USWorldsMeds Partners, LLC filed a complaint in the Superior Court of the State of Delaware seeking to compel the Company to release the held back amount of the milestone payment.
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
Each CVR represents the contractual right to receive a contingent payment of $0.50 per share in cash, less any applicable withholding taxes and without interest, upon the achievement of the applicable milestone (each such amount, a Milestone Payment) in accordance with the terms of a Contingent Value Rights Agreement entered into between the Company and American Stock Transfer & Trust Company, LLC, as rights agent, as further defined in the CVR agreement. Achievement of the first milestone did not occur, and accordingly the first Milestone Payment did not become payable. As of June 30, 2025, only one of the CVR remains. The remaining Milestone Payment is payable (subject to certain terms and conditions) upon the first occurrence of the achievement of aggregate worldwide net sales of GOCOVRI in excess of $225 million during any consecutive 12-month period ending on or before December 31, 2025 (2025 Milestone). The 2025 Milestone may only be achieved once.
As of June 30, 2025, the possible outcomes for the remaining 2025 Milestone contingent consideration is $0 or $25.0 million on an undiscounted basis. As of June 30, 2025, the probability of achievement of 2025 Milestone is remote. The fair value of the contingent consideration liability related to the 2025 Milestone was $0 as of June 30, 2025 and December 31, 2024. The Company classified the contingent consideration liability as Level 3 fair value measurements as of June 30, 2025 and December 31, 2024.
The key assumptions considered in estimating the fair value of the Adamas sales-based milestones include the estimated revenue projections and probability of achievement of milestone.
Change in the Fair Value of Contingent Consideration
The following tables provide a reconciliation of the beginning and ending balances related to the contingent consideration for the USWM Acquisition and Adamas Acquisition (dollars in thousands):

	USWM Acquisition	Adamas Acquisition	Total
Balance at December 31, 2024	$47,340	$—	$47,340
Change in fair value recognized in earnings	7,660	—	7,660
Milestone payments	(27,295)	—	(27,295)
Reclassification to Other Current Liabilities	(27,705)		(27,705)
Balance at June 30, 2025 (unaudited)	$—	$—	$—

	USWM Acquisition	Adamas Acquisition	Total
Balance at December 31, 2023	$46,400	$7,050	$53,450
Change in fair value recognized in earnings	(1,170)	(4,280)	(5,450)
Balance at June 30, 2024 (unaudited)	$45,230	$2,770	$48,000
The Company recorded the following changes in fair value of the contingent consideration liability for the USWM milestones:
•The Company recorded a $7.7 million expense due to the change in fair value of contingent consideration liabilities for the USWM milestones for the six months ended June 30, 2025. No expense was recorded during the three months ended June 30, 2025. The Company recorded a $1.9 million gain and a $1.2 million gain due to the change in the fair value of the contingent consideration liabilities for the USWM milestones for the three and six months ended June 30, 2024, respectively. The change in fair value of contingent consideration was primarily due to accretion to the full milestone payment amount with the achievement of the milestones. ONAPGO was approved by the FDA in February 2025 and was launched in April 2025.
The Company recorded the following changes in fair value of the contingent consideration liabilities for the Adamas CVRs:
•The Company recorded a $2.5 million gain and a $4.3 million gain due to the change in fair value of the contingent consideration liabilities for the Adamas CVRs for the three and six months ended June 30, 2024. The change in fair value of contingent consideration was primarily due to passage of time.

7.    Intangible Assets, Net
The following table sets forth the gross carrying amounts and related accumulated amortization of intangible assets (dollars in thousands):

	June 30, 2025				December 31, 2024
	(unaudited)
	Remaining Weighted Average Life (Years)	Carrying Amount, Gross	Accumulated Amortization	Carrying Amount, Net	Carrying Amount, Gross	Accumulated Amortization	Carrying Amount, Net
Acquired in-process research and development		$—	$—	$—	$124,000	$—	$124,000
Intangible assets subject to amortization:
Acquired developed technology and product rights	6.5	785,311	(304,004)	481,307	661,311	(263,399)	397,912
Capitalized patent defense costs	—	43,820	(43,820)	—	43,820	(43,820)	—
Total intangible assets	6.5	$829,131	$(347,824)	$481,307	$829,131	$(307,219)	$521,912
Amortization expense for intangible assets was $20.8 million and $40.6 million for the three and six months ended June 30, 2025, and $20.1 million and $40.2 million for the three and six months ended June 30, 2024, respectively.
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
The Credit Line is secured by a first priority lien and security interest in certain of the Company's assets, including each account of the Company at UBS Financial Services Inc. (the Collateral Account), and other such collateral (collectively, the Collateral), as further defined in the Credit Line. The Company may be required to post additional collateral if the value of the Collateral declines below the required collateral maintenance requirements.
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
As of June 30, 2025 and December 31, 2024, there was no outstanding debt under the Credit Line.

9.    Share-Based Payments
Share-based compensation expense is as follows (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(unaudited)		(unaudited)
Research and development	$1,479	$1,231	$2,891	$2,596
Selling, general and administrative	6,028	5,321	12,684	9,853
Total	$7,507	$6,552	$15,575	$12,449
Stock Option
The following table summarizes stock option activities:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)
Outstanding, December 31, 2024	6,719,073	$30.44	5.9
Granted	1,081,220	$33.82
Exercised	(175,748)	$23.01
Forfeited	(97,131)	$34.37
Outstanding, June 30, 2025 (unaudited)	7,527,414	$31.04	6.1

As of June 30, 2025 (unaudited):
Vested and expected to vest	7,527,414	$31.04	6.1
Exercisable	4,800,080	$30.16	4.6

As of December 31, 2024:
Vested and expected to vest	6,719,073	$30.44	5.9
Exercisable	4,137,283	$29.54	4.4
Restricted Stock Units
The following table summarizes restricted stock unit (RSU) activities:

	Number of RSUs	Weighted Average Grant Date Fair Value per Share
Nonvested, December 31, 2024	378,165	$32.48
Granted	172,725	$33.50
Vested	(136,673)	$32.33
Forfeited	(9,262)	$32.30
Nonvested, June 30, 2025 (unaudited)	404,955	$32.97

Performance Share Units
The following table summarizes performance share unit (PSU) activities:

	Performance-Based Units		Market-Based Units		Total PSUs
	Number of PSUs	Weighted Average Grant Date Fair Value per Share	Number of PSUs	Weighted Average Grant Date Fair Value per Share	Number of PSUs	Weighted Average Grant Date Fair Value per Share
Nonvested, December 31, 2024	324,685	$28.80	20,000	$28.63	344,685	$28.79
Granted	246,496	$32.84	—	$—	246,496	$32.84
Vested	(114,415)	$30.52	—	$—	(114,415)	$30.52
Forfeited	(37,550)	$30.42	—	$—	(37,550)	$30.42
Nonvested, June 30, 2025 (unaudited)	419,216	$30.56	20,000	$28.63	439,216	$30.47
10.    Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share for the three and six months ended June 30, 2025 and 2024 (dollars in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(unaudited)		(unaudited)
Numerator:
Net earnings	$22,499	$19,916	$10,672	$20,040
Denominator:
Weighted average shares outstanding, basic	56,024,771	54,978,781	55,945,434	54,890,265
Effect of dilutive securities:
Stock options and stock awards	618,418	745,502	743,320	785,209
Weighted average shares outstanding, diluted	56,643,189	55,724,283	56,688,754	55,675,474

Earnings per share, basic	$0.40	$0.36	$0.19	$0.37
Earnings per share, diluted	$0.40	$0.36	$0.19	$0.36
The following table sets forth the common stock equivalents of outstanding stock-based awards excluded in the calculation of diluted earnings per share, because their inclusion would be anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(unaudited)		(unaudited)
Stock options and stock awards	588,422	971,683	836,462	799,798
11.    Income Tax Expense (Benefit)
The following table provides information regarding the Company's income tax expense (benefit) for the three and six months ended June 30, 2025 and 2024 (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(unaudited)		(unaudited)
Income tax expense (benefit)	$(5,830)	$6,386	$166	$6,505
Effective tax rate	(35.0)%	24.3%	1.5%	24.5%

Income tax benefit was $5.8 million ((35.0)% effective tax rate)) and income tax expense was $0.2 million (1.5% effective tax rate) for the three and six months ended June 30, 2025, as compared to an income tax expense of $6.4 million (24.3% effective tax rate) and $6.5 million (24.5% effective tax rate) for the three and six months ended June 30, 2024. The change in both periods was primarily due to decreased pre-tax book income for the three and six months ended June 30, 2025 as compared to the same period in 2024.

The Company's effective income tax rate for the three and six months ended June 30, 2025 was lower compared to the same period in 2024 primarily due to a benefit for a state tax refund received during the quarter. The Company's effective income tax rates for the three and six months ended June 30, 2025 vary from the statutory federal tax rate in the United States (U.S. federal tax rate) of 21% primarily due to state taxes, offset by tax benefits related to research and development tax credits and the benefit of a state tax refund received during the quarter. The Company's effective income tax rates for the three and six months ended June 30, 2024 vary from the statutory U.S. federal tax rate primarily due to state taxes, offset by tax benefits related to research and development tax credits.

The annual forecasted earnings represent the Company's best estimate as of June 30, 2025 and 2024, are subject to change and could have a material impact on the effective tax rate in subsequent periods. Accounting Standard Codification 740, Income Taxes (ASC 740), requires the Company to estimate the annual effective income tax rate for the full year and apply it to pre-tax income (loss) for each interim period, taking into account year-to-date amounts and projected results for the full year.

On July 4, 2025, H.R.1, also referred to as the One Big Beautiful Bill Act (OBBBA), was signed into law in the U.S. The OBBBA includes changes to U.S. federal tax law, including extending and modifying certain key Tax Cuts and Jobs Act of 2017 provision, and provisions allowing accelerated tax deductions for qualified property and research expenditures. As the legislation was signed into law after June 30, 2025, any impact of the OBBA is not reflected in our condensed consolidated financial statements. The Company is currently evaluating the impact on its consolidated financial statements.
12.    Leases
Operating lease assets and lease liabilities as reported on the condensed consolidated balance sheets are as follows (dollars in thousands):

	Balance Sheet Classification	June 30, 2025	December 31, 2024
		(unaudited)
Assets
Operating lease assets	Other assets	$21,881	$24,477
Total lease assets		$21,881	$24,477

Liabilities
Operating lease liabilities, current portion	Accounts payable and accrued liabilities	$7,391	$6,889
Operating lease liabilities, long-term	Operating lease liabilities, long-term	24,383	27,382
Total lease liabilities		$31,774	$34,271

Supplemental cash flow information related to leases is as follows (dollars in thousands):

	Six Months Ended June 30,
	2025	2024
Cash paid for operating leases	$7,290	$8,138
Lease assets obtained for new operating leases	900	3,525

13. Segment Reporting

The Company operates in one operating segment and therefore has only one reportable segment. The Company derives revenue primarily from sales of its commercial products in the U.S.

The Company's chief operating decision maker (CODM) is the chief executive officer. The Company manages the business activities on a consolidated basis. The CODM assesses performance of the Company, decides how to allocate resources based on net earnings (loss), which is reported in the condensed consolidated statement of earnings (loss) as net earnings (loss), and allocates resources on a consolidated basis. The CODM uses net earnings (loss) to decide whether to reinvest profits into the Company's current products or into other research and development initiatives for the Company's product candidates. Net earnings (loss) is also used to monitor budget versus actual results.

The measure of the reportable segment assets is reported on the balance sheet as total assets.
The following table shows the segment revenue, significant segment expenses and net earnings (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(unaudited)		(unaudited)
Total revenues	$165,453	$168,325	$315,277	$311,969
Less: Significant segment expenses:
Cost of goods sold	16,827	17,916	32,590	34,225
Selling	44,398	39,094	87,012	78,108
Marketing	20,732	19,710	41,396	40,263
General and administrative	28,421	27,100	55,087	54,049
Research and development expenses
External development program expenses:
ONAPGO	789	309	1,261	1,093
SPN-820	2,199	6,604	6,962	13,342
SPN-817	3,446	1,898	7,017	3,020
Qelbree	2,224	3,880	6,637	5,931
Early-stage programs and other expenses	3,479	4,158	6,692	8,173
Total external development program expenses	12,137	16,849	28,569	31,559
Internal employee-related expenses	9,978	9,334	20,473	19,554
Total research and development expenses	22,115	26,183	49,042	51,113
Other segment items(a)	10,461	18,406	39,478	34,171
Net earnings	$22,499	$19,916	$10,672	$20,040
(a) Other segment items include amortization of intangible assets, intangible asset impairment charges, contingent consideration gain or loss, net interest and other income, interest expense, and income tax expense, whose amounts are disclosed in the condensed consolidated statement of earnings.

14.    Composition of Other Balance Sheet Items
The following details the composition of other balance sheet items (dollars in thousands for amounts in tables):
Inventories, Net

	June 30, 2025	December 31, 2024
	(unaudited)
Raw materials	$8,419	$11,127
Work in process	15,650	26,725
Finished goods	19,954	16,441
Total	$44,023	$54,293
Property and Equipment, Net

	June 30, 2025	December 31, 2024
	(unaudited)
Lab equipment and furniture	$13,959	$13,370
Leasehold improvements	14,023	14,023
Software	883	883
Computer equipment	1,183	1,112
Subtotal	30,048	29,388
Less accumulated depreciation and amortization	(18,979)	(17,843)
Property and equipment, net	$11,069	$11,545
Depreciation and amortization expense on property and equipment was approximately $0.5 million and $1.1 million for the three and six months ended June 30, 2025 and $0.6 million and $1.2 million for the three and six months ended June 30, 2024, respectively.
Accounts Payable and Accrued Liabilities

	June 30, 2025	December 31, 2024
	(unaudited)
Accounts payable	$8,215	$4,587
Accrued compensation, benefits, & related accruals	20,463	21,225
Accrued sales & marketing	15,960	11,007
Accrued manufacturing expenses	7,953	11,652
Accrued R&D expenses	3,293	5,898
Operating lease liabilities, current portion (1)	7,391	6,889
Accrued royalties (2)	5,127	8,105
Other accrued expenses	9,337	6,989
Total	$77,739	$76,352
_______________________________
(1) Refer to Note 12, Leases.
(2) Refer to Note 15, Commitments and Contingencies.

Accrued Product Returns and Rebates

	June 30, 2025	December 31, 2024
	(unaudited)
Accrued product rebates	$134,892	$115,330
Accrued product returns	46,024	53,375
Total	$180,916	$168,705
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
Navitor Development Agreement
In April 2020, the Company entered into a development agreement (Development Agreement) with Navitor Pharmaceuticals, Inc. (Navitor Inc.). The Company can terminate the Development Agreement upon 30 days' notice. Under the terms of the Development Agreement, the Company and Navitor Inc. will jointly conduct a Phase II clinical program for NV-5138 (SPN-820) for treatment-resistant depression. The Company agreed to bear certain Phase I and Phase II development costs incurred by either party, up to a maximum of $50 million, which amount could be increased under the terms of the Development Agreement upon Navitor's request and the Company's consent. In 2020, the Company paid a one-time, nonrefundable, and non-creditable fee of $10 million for the option to acquire or license NV-5138 (SPN-820) (Purchase Option) and made a $15 million equity investment representing approximately 13% ownership in Navitor Inc. There are also certain additional payments which could be incurred by the Company that are contingent upon Navitor Inc. achieving defined milestones. These payments include an additional license or acquisition fee depending on whether the Company ultimately licenses or acquires NV-5138 (SPN-820), and subsequent clinical, regulatory and sales milestone payments. The total payments, exclusive of the royalty payments on net sales of NV-5138 (SPN-820) and development costs paid by the Company under the agreement, have the potential to reach $410 million to $475 million, which includes an aggregate upfront payment of $25 million paid in 2020 for the option to acquire or license NV-5138 (SPN-820) and the equity investment, an additional license or acquisition fee depending on whether the Company ultimately licenses or acquires NV-5138 (SPN-820), and subsequent clinical, regulatory and sales based milestone payments. The Company also will have the first right of refusal for any compound with a similar mechanism of action to NV-5138 (SPN-820) on mTORC1 in the central nervous system.
In addition to entering into the Development Agreement in April 2020, as above mentioned, the Company acquired Series D Preferred Shares of Navitor Inc. (the Navitor Shares), an equity investment representing an approximately 13% ownership position in Navitor Inc. As part of a legal restructuring in March 2021, the Company's Navitor Inc. Shares were exchanged for membership interests in Navitor Pharmaceutics LLC (Navitor LLC), which became the sole shareholder of Navitor Inc. The Company has determined that although Navitor LLC is a VIE, the Company does not consolidate the results of this VIE into its financial results because the Company lacks the power to direct the activities that most significantly impact Navitor's economic performance.
In the second quarter of 2024, the Company consented to payment of additional Phase II development costs for NV-5138 (SPN-820) as they are incurred, but reserves the right to terminate payment of future development costs at its discretion.

On May 5, 2025, the Company entered into a binding memorandum of understanding (MOU) with Navitor Inc. Under the MOU, the Company agreed to conduct further development activities at its own cost and Navitor Inc. agreed to waive its right to receive the $100 million Initial Acquisition Fee under the Development Agreement. In addition, pursuant to the MOU the Company exercised the Purchase Option to purchase all assets of Navitor and its affiliates pursuant to the Development Agreement, subject to, among other things, completion of satisfactory due diligence by the Company, and negotiation and execution of a definitive Purchase Agreement.
The maximum exposure to losses related to Navitor LLC includes the approximately $50 million for Phase I and Phase II development of NV-5138 (SPN-820) already paid by the Company, plus the cost of other development and formulation activities provided by the Company and additional Phase II development costs the Company agreed to pay pursuant to the Development Agreement.
Other than as described herein, no additional equity investment has been made or financing has been provided to Navitor Inc. or Navitor LLC.
USWM Enterprise Commitments Assumed
As part of the USWM Acquisition, the Company assumed the remaining commitments of USWM Enterprises and its subsidiaries, which are discussed below.
The Company assumed the annual minimum purchase requirement of MYOBLOC, amounting to an estimated €3.0 million annually, under the contract manufacturing agreement with Merz for manufacture and supply. An amendment to the contract manufacturing agreement with Merz was executed in July 2025. Amendments to the contract manufacturing agreement included among other things, the removal of the annual minimum purchase requirement of MYOBLOC, and the Company's agreement to pay a nonrefundable annual fee of €3.0 million to cover general maintenance and reservation costs for the manufacturing facilities.
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
Claims and Litigation
From time to time, any of Supernus Pharmaceuticals, Inc. or one or more of its subsidiaries may be involved in various claims, litigation and legal proceedings. These matters may involve patent litigation, product liability and other product-related litigation, commercial and other matters, and government investigations, among others. On a quarterly basis, the Company reviews the status of each significant matter and assesses its potential financial exposure. If the potential loss from any claim, asserted or unasserted, or legal proceeding is considered probable and the amount can be reasonably estimated, the Company will accrue a liability for the estimated loss. Because of uncertainties related to claims, legal proceedings and litigation, accruals will be based on the Company's best estimates based on available information. The Company may reassess the potential liability related to these matters and may revise these estimates. The process of resolving matters through litigation or other means is inherently uncertain and it is possible that an unfavorable resolution of these matters will adversely affect the Company, its results of operations, financial condition and cash flows.
NAMENDA XR/Namzaric Qui Tam Litigation
On April 1, 2019, Adamas was served with a complaint filed in the United States District Court for the Northern District of California (the District Court) (Case No. 3:18-cv-03018-JCS) against it and several Allergan entities alleging violations of federal and state false claims acts (FCA) in connection with the commercialization of NAMENDA XR and Namzaric by Allergan. The lawsuit is a qui tam complaint brought by an individual, asserting rights of the federal government and various state governments. The lawsuit was originally filed in May 2018 under seal, and Adamas became aware of the lawsuit when it was served. The complaint alleges that patents held by Allergan and Adamas covering NAMENDA XR and Namzaric were procured through fraud on the United States Patent and Trademark Office and that these patents were asserted against potential generic manufacturers of NAMENDA XR and Namzaric to prevent the generic manufacturers from entering the market, thereby wrongfully excluding generic competition resulting in an artificially high price being charged to government payors. Adamas' patents in question were licensed exclusively to Forest Laboratories Holdings Limited. The complaint includes a claim for damages of "potentially more than $2.5 billion dollars," treble damages and statutory penalties. To date the federal and state governments have declined to intervene in this action. This case is currently stayed pending Adamas's and Allergan's interlocutory appeal of the District Court's December 11, 2020 order denying Adamas's and Allergan's motion to dismiss the complaint. The appeal is pending in the United States Court of Appeals for the Ninth Circuit (Case No. 21-80005). Argument was held on January 10, 2022. On August 25, 2022, the Ninth Circuit sided with the defendants by reversing the District Court's public disclosure bar rulings and remanding the case back to the District Court to decide certain issues in the first instance. On October 11, 2022, the plaintiff filed a petition for rehearing with the Ninth Circuit which was denied on November 3, 2022. On December 23, 2022, the defendants filed renewed motions to dismiss directed to the remaining unresolved issue. On March 20, 2023, the District Court entered an order and final judgement dismissing with prejudice the FCA claim while declining to exercise supplemental jurisdiction over the state false claims act claims which were dismissed without prejudice. On April 19, 2023, the plaintiff appealed the District Court's dismissal of the Federal False Claims Act claim. On February 20, 2024, the plaintiff filed a motion for an indicative ruling and to set aside the judgment in the District Court, based on the same arguments raised in his appeal. That motion was fully briefed and the District Court determined that the motion for an indicative ruling was suitable for determination without a hearing. On May 7, 2024, the District Court denied the plaintiff's motion for an indicative ruling. The appeal is fully briefed, and the Ninth Circuit has set oral argument for November 21, 2024. On January 29, 2025, the Ninth Circuit affirmed the District Court's order dismissing the litigation. On March 31, 2025, the plaintiff filed a petition for rehearing by the Ninth Circuit, but the Ninth Circuit denied the Petition on April 15, 2025. The plaintiff opted not to seek review from the U.S. Supreme Court. It remains to be seen whether the plaintiff will attempt to refile any of his state-law FCA claims. The Company intends to defend itself vigorously. However, the Company can offer no assurances that it will be successful in a litigation.
APOKYN Litigation
On October 3, 2022, Sage Chemical, Inc. and TruPharma, LLC filed a lawsuit in the United States District Court for the District of Delaware (Case No.22-cv-1302) alleging that Supernus Pharmaceuticals, Inc., Britannia Pharmaceuticals Limited and US WorldMeds Partners, LLC violated state and federal antitrust law in connection with APOKYN. On October 16, 2022, Plaintiffs amended their complaint to add additional defendants MDD US Enterprises, LLC, MDD US Operations, LLC (each a subsidiary of Supernus Pharmaceuticals, Inc.), USWM, LLC, and individual defendants Paul Breckinridge Jones, Sr., Herbert Lee Warren, Jr., Henry Van Den Berg, and Kristin L. Gullo. On January 10, 2023, Defendants filed an Omnibus Motion to Dismiss the Amended Complaint seeking dismissal of each of Plaintiffs' claims and the lawsuit in its entirety and US WorldMeds with USWM, Britannia, and the group of individual defendants each filed separate motions to dismiss. On March 12, 2024, following oral argument before the Court on the afternoon of March 11, 2024, the Court issued an Oral Order granting Defendants' motion to stay depositions until the court resolved Defendants' motions to dismiss. On May 9, 2024, and May 28, 2024, respectively, the Court denied the Defendants' omnibus motion and the Britannia motion to dismiss. The Court lifted the stay on fact depositions, which are now mostly completed. The time period for completion of fact discovery concluded in February 2025, but Plaintiffs continue to seek depositions from two US WorldMeds’ executives, including its former CEO. Briefing on this dispute has been completed and a hearing is scheduled for August 4, 2025. Plaintiffs also are seeking to take international depositions of a Britannia employee and a former Britannia employee. Plaintiffs also are actively pursuing additional document production from the Company to which the Company objects. On May 31, 2024, and June 4, 2024, respectively, the Court granted the individual defendants' motion to dismiss and the US WorldMeds and USWM motion to dismiss. On August 29, 2024, the Court entered an Order that revived the claims against US WorldMeds Partners, LLC and USWM, LLC on December 5, 2024. On December 6, 2024, Plaintiffs filed a second amended complaint, which added US WorldMeds and USWM back to the case. US WorldMeds Partners, LLC and USWM, LLC have filed a Motion for Leave to File an Early Summary Judgment Motion. This Motion has been briefed but the Court has not made a ruling to date. On November 4, 2024, the Court issued a scheduling order that provides for a Pretrial Conference on December 10, 2025, and a jury trial beginning on January 5, 2026. On January 3, 2025, the Court issued an Oral Order requiring the parties to "engage in in-person mediation in good faith" and jointly select an agreed-upon mediator. The parties agreed jointly to a mediator and mediation was held in April 2025 that did not result in settlement for any of the parties.
On May 12, 2025, after expert reports have been exchanged but prior to the start of the majority of expert depositions, Plaintiffs moved to strike or limit the testimony of seven of Defendant's ten experts. On same day, the parties jointly submitted a stipulation to suspend the operative Scheduling Order as to all dates related to discovery, dispositive motions, and Daubert motions. The Court approved this stipulation in its entirety on May 13, 2025 by issuance of an Oral Order reading "SO ORDERED" and listing the docket number for the stipulation. The parties did not explicitly stipulate to suspending pre-trial deadlines or the scheduled trial dates, which are currently set for two weeks beginning on January 5, 2026. In the stipulation, the parties jointly committed to submitting a proposed Amended Scheduling Orders as to all remaining deadlines, including trial, within ten business days of the Court's decision on the motion to strike. Briefing has concluded on the motion to Strike and the parties are awaiting a ruling from the Court. The Company intends to defend itself vigorously. However, the Company can offer no assurances that it will be successful in a litigation.
16.    Subsequent Event
Acquisition of Sage Therapeutics, Inc.
On June 13, 2025, the Company entered into a Merger Agreement to acquire Sage. Under the terms of the Merger Agreement, the Company will commence a tender offer to acquire all outstanding shares of Sage, par value $0.001 per share (the "Shares" and each, a "Share"), at an offer price of (i) $8.50 per share in cash, less any applicable withholding taxes and without interest (the "Cash Amount"; an aggregate of approximately $561 million), plus (ii) one contingent value right per Share (the "CVR"; an aggregate of approximately $234 million, subject to the achievement of specific contingencies), which represents the right to receive up to $3.50, which is governed by the terms of a contingent value rights agreement entered into between the Company and Equiniti Trust Company, LLC (the "CVR Agreement"), in cash, less any applicable withholding taxes and without interest (the Cash Amount plus the CVR, collectively; or any higher amount per Share paid pursuant to the Offer, the "Offer Price").
Subject to the terms of the CVR Agreement, (1) $1.00 per share would be payable if in any calendar year between closing and end of 2027, annual net sales (as defined in the CVR Agreement) of ZURZUVAE allocable to Supernus or any of its affiliates reach $250 million or more in the U.S., (2) $1.00 per share would be payable if in any calendar year between closing and end of 2028, annual net sales (as defined in the CVR Agreement) of ZURZUVAE allocable to Supernus or any of its affiliates reach $300 million or more in the U.S., (3) $1.00 per share would be payable if in any calendar year between closing and end of 2030, annual net sales (as defined in the CVR Agreement) of ZURZUVAE allocable to Supernus or any of its affiliates reach $375 million or more in the U.S., and (4) $0.50 per share would be payable upon the first commercial sale in Japan to a third-party customer after regulatory approval for ZURZUVAE for the treatment of major depressive disorder (MDD) in Japan by June 30, 2026. The maximum amount payable with respect to a CVR issued in respect to each Share is $3.50. The transaction closed and the Company completed the acquisition of Sage on July 31, 2025.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Management's Discussion and Analysis of Financial Condition and Results of Operations is intended to help the reader understand the results of operations and the financial condition of Supernus Pharmaceuticals, Inc. The interim condensed consolidated financial statements included in this report and this Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our audited consolidated financial statements and notes thereto for the year ended December 31, 2024 and the related Management's Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on February 25, 2025.
In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. These forward-looking statements may include declarations regarding the Company's belief or current expectations of management, such as statements including the words "budgeted," "anticipate," "project," "forecast," "estimate," "expect," "may," "believe," "potential," and similar statements or expressions, which are intended to be among the statements that are forward-looking statements, as such statements reflect the reality of risk and uncertainty that is inherent in our business. Actual results may differ materially from those expressed or implied by such forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which are made as of the date this report was filed with the Securities and Exchange Commission. Our actual results and the timing of events could differ materially from those discussed in our forward-looking statements because of many factors, including those set forth under the "Risk Factors" section of our Annual Report on Form 10-K and elsewhere in this report as well as in other reports and documents we file with the Securities and Exchange Commission from time to time. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances occurring after the date of this Quarterly Report on Form 10-Q.
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
Acquisition of Sage Therapeutics, Inc.
On June 13, 2025, the Company entered into a Merger Agreement to acquire Sage. Under the terms of the Merger Agreement, the Company will commence a tender offer to acquire all outstanding shares of Sage, par value $0.001 per share (the "Shares" and each, a "Share"), at an offer price of (i) $8.50 per share in cash, less any applicable withholding taxes and without interest (the "Cash Amount"; an aggregate of approximately $561 million), plus (ii) one contingent value right per Share (the "CVR"; an aggregate of approximately $234 million, subject to the achievement of specific contingencies), which represents the right to receive up to $3.50, which is governed by the terms of a contingent value rights agreement entered into between the Company and Equiniti Trust Company, LLC (the "CVR Agreement"), in cash, less any applicable withholding taxes and without interest (the Cash Amount plus the CVR, collectively; or any higher amount per Share paid pursuant to the Offer, the "Offer Price").
Prior to the time at which Purchaser accepted the Shares tendered in the Offer for purchase, the Company and Equiniti Trust Company LLC, as rights agent, entered into a CVR Agreement to allow for the payment of milestones pursuant to the CVR. Subject to the terms of the CVR Agreement, (1) $1.00 per share would be payable if in any calendar year between closing and end of 2027, annual net sales (as defined in the CVR Agreement) of ZURZUVAE allocable to Supernus or any of its affiliates reach $250 million or more in the U.S., (2) $1.00 per share would be payable if in any calendar year between closing and end of 2028, annual net sales (as defined in the CVR Agreement) of ZURZUVAE allocable to Supernus or any of its affiliates reach $300 million or more in the U.S., (3) $1.00 per share would be payable if in any calendar year between closing and end of 2030, annual net sales (as defined in the CVR Agreement) of ZURZUVAE allocable to Supernus or any of its affiliates reach $375 million or more in the U.S., and (4) $0.50 per share would be payable upon the first commercial sale in Japan to a third-party customer after regulatory approval for ZURZUVAE for the treatment of major depressive disorder (MDD) in Japan by June 30, 2026. The maximum amount payable with respect to a CVR issued in respect to each Share is $3.50. The tender offer was consummated on July 31, 2025. Following consummation of the tender offer, on July 31, 2025, Purchaser merged with and into Sage upon the terms set forth in the Agreement, with Sage continuing as the surviving corporation and becoming a wholly-owned subsidiary of the Company.
Sage is a commercial-stage pharmaceutical company with a portfolio of therapies to address a range of neurological diseases. Sage's commercialized medicine, ZURZUVAE® (zuranolone) capsules CIV, is the first and only FDA-approved oral medicine indicated for the treatment of postpartum depression in adults.
Beginning in the third quarter, the Company expects the acquisition and integration of Sage will result in: increase in net product sales as a result of sales of ZURZUVAE, integration costs, including from severance payments and professional fees, other increases in selling, general and administrative expenses, and an increase in amortization of intangible assets primarily related to ZURZUVAE® (zuranolone). The Company is also expecting a reduction in Other Income (Expense) driven by lower interest income due to the overall decrease in marketable securities as a portion were sold to fund the acquisition of Sage.
In connection with the Merger Agreement and Sage's Board of Directors' (the "Sage Board") recommendation to Sage shareholders to tender their shares pursuant to the tender offer, two purported Sage shareholders filed complaints in state court against Sage and each member of the Sage Board. Among other things, the complaints assert claims for negligent misrepresentation and concealment and negligence under New York common law. Sage has also received certain demand letters from other purported shareholders with similar allegations to those contained in the complaints. Additional demand letters may be received by Sage and additional complaints may be filed against Sage, the Sage Board, Supernus and Purchaser in connection with the Merger Agreement and tender offer. In addition, prior to entering into the Agreement, a purported federal securities class action lawsuit and three derivative complaints were commenced against Sage and certain of its current and former officers and directors alleging, among other things, violations of federal securities laws and seeking unspecified damages and equitable relief. Sage is also cooperating with the Enforcement Division of the U.S. Securities and Exchange Commission, which has requested documents and information related to the new drug application for zuranolone for the treatment of major depressive disorder. The outcome of the matters described above cannot be predicted with certainty.

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
•ONAPGOTM (apomorphine hydrochloride) injection is the first and only subcutaneous apomorphine infusion device for the treatment of motor fluctuations in adults with advanced PD. ONAPGO was approved by the FDA in February 2025. ONAPGO was launched in April 2025.

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
Commercial Highlights

•Total IQVIA prescriptions for Qelbree were 225,254 for the second quarter 2025, an increase of 23% compared to the same period in the prior year. Qelbree continues to expand its base of prescribers, with approximately 36,000 prescribers in the second quarter of 2025, up by 23% compared to the same period last year.

•In April 2025, the Company launched ONAPGO, the first and only subcutaneous apomorphine infusion device for the treatment of motor fluctuations in adults with advanced Parkinson's disease. ONAPGO demand is exceeding the Company's expectations, with more than 750 enrollment forms submitted by more than 300 prescribers through the end of the second quarter of 2025.
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

SPN-820 – Novel first-in-class molecule that increases mTORC1 mediated synaptic function for depression

•The Company plans to initiate a follow-on Phase 2b multi-center, randomized, double-blind, placebo-controlled trial in approximately 200 adults with major depressive disorder (MDD). The study will examine the safety and tolerability of SPN-820 2400 mg given intermittently (twice weekly) as an adjunctive treatment to the current baseline antidepressant therapy, as well as assess the rapid onset of improvement in depressive symptoms. The Company expects to initiate the Phase 2b study by the end of 2025.
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

Results of Operations
Comparison of the Three and Six Months ended Months Ended June 30, 2025 and 2024
Revenues
Revenues consist primarily of net product sales of our commercial products in the U.S., supplemented by royalty and licensing revenues from our collaborative licensing arrangements. The following table provides information regarding our revenues during the three and six months ended months ended June 30, 2025 (dollars in thousands):

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2025	2024	Amount	Percent	2025	2024	Amount	Percent
Net product sales
Qelbree	$77,547	$59,395	$18,152	31%	$142,292	$104,499	$37,793	36%
GOCOVRI	36,660	31,703	4,957	16%	67,349	58,265	9,084	16%
APOKYN	12,820	17,295	(4,475)	(26)%	27,796	33,944	(6,148)	(18)%
Trokendi XR	11,193	17,086	(5,893)	(34)%	23,994	33,075	(9,081)	(27)%
Oxtellar XR	11,637	29,516	(17,879)	(61)%	21,835	56,459	(34,624)	(61)%
ONAPGO	1,604	—	1,604	100%	1,604	—	1,604	100%
Other(1)	6,534	7,543	(1,009)	(13)%	15,113	14,757	356	2%
Total net product sales	157,995	162,538	(4,543)	(3)%	299,983	300,999	(1,016)	—%
Royalty, licensing and other revenues	7,458	5,787	1,671	29%	15,294	10,970	4,324	39%
Total revenues	$165,453	$168,325	$(2,872)	(2)%	$315,277	$311,969	$3,308	1%
___________________________________________
(1) Includes net product sales of MYOBLOC, XADAGO and Osmolex ER.
Net Product Sales
Net product sales were $158.0 million and $162.5 million for the three months ended June 30, 2025 and 2024, respectively. Net product sales were $300.0 million and $301.0 million for the six months ended June 30, 2025 and 2024, respectively. The decrease in both periods was primarily due to the decline in net product sales of APOKYN due to lower volume and decline in net product sales of Oxtellar XR and Trokendi XR due to generic erosion, partially offset by the increases in net product sales from Qelbree and GOCOVRI due to higher volume and higher price, and ONAPGO which was launched in the second quarter of 2025.
Adjustments related to prior year sales for the six months period ended June 30, 2025 is approximately 4% of net product sales. The majority of the adjustments is attributable to Qelbree, reflecting favorable actual returns experienced in 2025. As a result, the Company changed its estimated provision for product returns based on the most recent experience. Adjustments related to prior year sales for the six months period ended June 30, 2024 was approximately 2% of net product sales. Refer to discussion Sales Deductions and Related Accruals below.
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

The following table provides a summary of activity with respect to accrued product returns and rebates and sales discounts during the periods indicated (dollars in thousands):

	Accrued Product Returns and Rebates
	Product Returns	Product Rebates	Sales Discounts	Total
Balance at December 31, 2024	$53,375	$115,330	$12,347	$181,052
Provision related to:
Current year sales	7,269	207,558	34,034	248,861
Prior year sales	(12,461)	(69)	40	(12,490)
Total provision	(5,192)	207,489	34,074	236,371
Less: Actual payments/credits	(2,159)	(187,927)	(33,656)	(223,742)
Balance at June 30, 2025	$46,024	$134,892	$12,765	$193,681

	Accrued Product Returns and Rebates
	Product Returns	Product Rebates	Sales Discounts	Total
Balance at December 31, 2023	$57,290	$96,984	$10,719	$164,993
Provision related to:
Current year sales	10,774	200,930	34,119	245,823
Prior year sales	(4,055)	(1,923)	(6)	(5,984)
Total provision	6,719	199,007	34,113	239,839
Less: Actual payments/credits	(5,472)	(179,409)	(31,300)	(216,181)
Balance at June 30, 2024	$58,537	$116,582	$13,532	$188,651
Accrued Product Returns and Rebates
The accrued product returns balance decreased to $46.0 million as of June 30, 2025 from $58.5 million as of June 30, 2024. This decrease was primarily due to the $12.5 million of estimated provision for product returns related to prior year sales. The majority of the provision for product returns related to prior year sales is attributable to Qelbree, reflecting favorable actual returns experienced in 2025 for Qelbree. As a result, the Company changed its estimated provision for product returns based on the most recent experience.
The accrued product rebates balance increased to $134.9 million as of June 30, 2025 from $116.6 million as of June 30, 2024 primarily due to timing of payments associated with government programs.
Provision for Product Returns and Rebates
The provision for product returns decreased to $5.2 million for the six months ended June 30, 2025 from $6.7 million for the six months ended June 30, 2024. The decrease was primarily due to the aforementioned reduction of $12.5 million of estimated provision for product returns related to prior year sales.
The provision for product rebates increased to $207.5 million for six months ended June 30, 2025 from $199.0 million for the six months ended June 30, 2024. The increase was primarily attributable to higher Qelbree sales and unfavorability in government programs as a result of product price increases in Q1 2025.
Royalty, Licensing and Other Revenues
Royalty, licensing and other revenues were $7.5 million and $5.8 million for the three months ended June 30, 2025 and 2024, respectively. Royalty, licensing and other revenues were $15.3 million and $11.0 million for the six months ended June 30, 2025 and 2024, respectively. The increase was due to an increase in licensing revenues related to the achievement of a milestone under a licensing agreement for Qelbree, and an increase in royalty revenues from Oxtellar XR. The Company entered into settlement and license agreements that allowed a third party to enter the Oxtellar XR market in September 2024.

Cost of Goods Sold
Cost of goods sold was $16.8 million and $17.9 million for the three months ended June 30, 2025 and 2024, respectively. Cost of goods sold was $32.6 million and $34.2 million for the six months ended June 30, 2025 and 2024, respectively. The decrease in both periods was primarily driven by lower APOKYN royalties due to lower sales and decrease in MYOBLOC and Oxtellar XR due to generic erosion, principally offset by increases in Qelbree due to higher sales and ONAPGO which was launched in the second quarter of 2025.
Research and Development Expenses
R&D expenses were $22.1 million and $26.2 million for the three months ended June 30, 2025 and 2024, respectively. R&D expenses were $49.0 million and $51.1 million for the six months ended June 30, 2025 and 2024, respectively. The decreases in both periods were primarily due to decreased clinical program costs on SPN-820, partially offset by the increase in clinical program costs on SPN-817.
Selling, General and Administrative Expenses
The following table provides information regarding our selling, general and administrative (SG&A) expenses during the periods indicated (dollars in thousands):

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2025	2024	Amount	Percent	2025	2024	Amount	Percent
Selling and marketing	$65,130	$58,804	$6,326	11%	$128,408	$118,371	$10,037	8%
General and administrative	28,421	27,100	1,321	5%	55,087	54,049	1,038	2%
Total	$93,551	$85,904	$7,647	9%	$183,495	$172,420	$11,075	6%
Selling and marketing expenses were $65.1 million and $58.8 million for the three months ended June 30, 2025 and 2024, respectively. The increase was primarily due to higher professional and consulting expenses and employee-related expenses.
Selling and marketing expenses were $128.4 million and $118.4 million for the six months ended June 30, 2025 and 2024, respectively. The increase was primarily due to timing of product sample shipments, higher professional and consulting expenses and employee-related expenses.
General and administrative expenses were $28.4 million and $27.1 million for the three months ended June 30, 2025 and 2024, respectively. General and administrative expenses were $55.1 million and $54.0 million for the six months ended June 30, 2025 and 2024, respectively.
Amortization of Intangible Assets
Amortization of intangible assets was $20.8 million and $20.1 million for the three months ended June 30, 2025 and 2024, respectively. Amortization of intangible assets was $40.6 million and $40.2 million for the six months ended June 30, 2025 and 2024, respectively. The increase was primarily due to ONAPGO amortization expense in 2025 offset by amortization expense in 2024 for Oxtellar XR and Namzaric intangible assets, which were being fully amortized in 2024. ONAPGO was previously accounted for as an indefinite-lived intangible asset not subject to amortization.
Contingent Consideration Loss (Gain)
Contingent consideration was $0.0 million and a gain of $4.4 million for the three months ended June 30, 2025 and 2024, respectively. The change was primarily due to the achievement of the milestones associated with the USWM contingent consideration liabilities in 2025.
Contingent consideration was a loss of $7.7 million and a gain of $5.5 million for the six months ended June 30, 2025 and 2024, respectively. The change to loss for the six months ended June 30, 2025 was primarily driven by the accretion of the USWM contingent consideration liabilities to the full milestone payment amounts with the approval of ONAPGO by the FDA in February 2025.
Other Income (Expense)

Other income (expense) was an income of $4.5 million and $3.7 million for the three months ended June 30, 2025 and 2024, respectively. Other income (expense) was an income of $9.0 million and $7.1 million for the six months ended June 30, 2025 and 2024, respectively. The increase was due to higher interest income on marketable securities largely driven by an overall higher investment balance in 2025.
Income Tax Expense
Income tax benefit was $5.8 million ((35.0)% effective tax rate)) and income tax expense was $0.2 million (1.5% effective tax rate) for the three and six months ended June 30, 2025, as compared to an income tax expense of $6.4 million (24.3% effective tax rate) and $6.5 million (24.5% effective tax rate) for the three and six months ended June 30, 2024. The change in both periods was primarily due to decreased pre-tax book income for the three and six months ended June 30, 2025 as compared to the same period in 2024.

The Company's effective income tax rate for the three and six months ended June 30, 2025 was lower compared to the same period in 2024 primarily due to a benefit for a state tax refund received during the quarter. The Company's effective income tax rates for the three and six months ended June 30, 2025 vary from the statutory federal tax rate in the United States (U.S. federal tax rate) of 21% primarily due to state taxes, offset by tax benefits related to research and development tax credits and the benefit of a state tax refund received during the quarter. The Company's effective income tax rates for the three and six months ended June 30, 2024 vary from the statutory U.S. federal tax rate primarily due to state taxes, offset by tax benefits related to research and development tax credits.

The annual forecasted earnings represent the Company's best estimate as of June 30, 2025 and 2024, are subject to change and could have a material impact on the effective tax rate in subsequent periods. Accounting Standard Codification 740, Income Taxes (ASC 740), requires the Company to estimate the annual effective income tax rate for the full year and apply it to pre-tax income (loss) for each interim period, taking into account year-to-date amounts and projected results for the full year.
Financial Condition, Liquidity and Capital Resources
Cash and Cash Equivalents and Marketable Securities

Cash and cash equivalents and current marketable securities are comprised of the following (dollars in thousands):

	June 30	December 31	Change
	2025	2024	Amount	Percent
Cash and cash equivalents	$144,711	$69,331	$75,380	109%
Marketable securities	377,885	384,281	(6,396)	(2)%
Total	$522,596	$453,612	$68,984	15%
The Company believes its balances of cash, cash equivalents, and unrestricted marketable securities, which totaled $522.6 million as of June 30, 2025, along with cash generated from ongoing operations and continued access to debt markets, will be sufficient to satisfy its cash requirements over the next 12 months and beyond.
We have financed our operations primarily with cash generated from product sales, supplemented by revenues from royalty and licensing arrangements, as well as proceeds from the sale of equity and debt securities. Continued cash generation is highly dependent on the success of our commercial products, as well as the success of our product candidates if approved by the FDA. While we expect continued profitability in future years, we anticipate there may be significant variability from year to year in the level of our profits particularly due to continued market and payor pressures for our commercial products; the unfavorable impact of the loss of patent exclusivity for Trokendi XR in January 2023 and Oxtellar XR in September 2024; the potential unfavorable impact of the forthcoming loss of exclusivity of XADAGO; funding for research and development of our product candidates; and the additional funding for the launch of ONAPGO, which was approved by the FDA in February 2025 and launched in April 2025. Further, with the acquisition of Sage Therapeutics, Inc. in the third quarter of 2025, we expect an overall decrease in marketable securities as a portion were sold in July 2025 to fund the acquisition of Sage.
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

Cash Flows
Cash flows are comprised of the following (dollars in thousands):

	Six Months Ended June 30,		Change
	2025	2024	Amount
Net cash provided by (used in):
Operating activities	$89,134	$74,025	$15,109
Investing activities	6,710	(100,218)	106,928
Financing activities	(20,464)	3,228	(23,692)
Net change in cash and cash equivalents	75,380	(22,965)	98,345
Cash and cash equivalents at beginning of year	69,331	75,054	(5,723)
Cash and cash equivalents at end of period	$144,711	$52,089	$92,622
Operating Activities
Net cash provided by operating activities was $89.1 million and $74.0 million for the six months ended June 30, 2025, and 2024, respectively. The increase in cash flows provided by operating activities is primarily due to changes in working capital which reflects the timing impacts of cash collections on receivables and settlement of payables, offset by lower net income adjusted for non-cash charges for the six months ended June 30, 2025 compared to the same period in prior year.
Investing Activities
Net cash provided by investing activities was $6.7 million for the six months ended June 30, 2025 compared to $100.2 million cash used in investing activities during the same period in 2024. The change was primarily due to lower cash outflows from purchases of marketable securities as well as higher cash inflows from the maturities of marketable securities.
Financing Activities
Net cash used in financing activities was $20.5 million for the six months ended June 30, 2025 compared to $3.2 million provided by during the same period in 2024. The change was primarily due to the payment of USWM contingent consideration milestones associated with the FDA approval and commercial launch of ONAPGO.
Material Cash Requirements
Refer to "Part II, Item 7 — Management's Discussion and Analysis of Liquidity and Capital Resources" of our Annual Report on Form 10-K for the year ended December 31, 2024, and Note 15, Commitments and Contingencies, in the Notes to the Condensed Consolidated Financial Statements in Part I, Item 1, Unaudited Condensed Consolidated Financial Statements, of this Quarterly Report on Form 10-Q for the discussion of our contractual obligations.
Further, with the acquisition of Sage Therapeutics, Inc. in the third quarter of 2025, we expect our investment balance to decrease as marketable securities were sold to fund the acquisition of Sage. Refer to Part II, Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations and Management's discussion on Financial Condition, Liquidity and Capital Resources of this Quarterly Report on Form 10-Q for the period ended June 30, 2025, and Note 1, Business Organization, in the Notes to the Condensed Consolidated Financial Statements in Part I, Item 1, Unaudited Condensed Consolidated Financial Statements, of this Quarterly Report on Form 10-Q for discussion of the acquisition of Sage Therapeutics, Inc.
Recently Issued Accounting Pronouncements
For a discussion of new accounting pronouncements, see Note 2 Summary of Significant Accounting Policies, in the Notes to the Condensed Consolidated Financial Statements in Part I, Item 1, Unaudited Condensed Consolidated Financial Statements, of this Quarterly Report on Form 10-Q.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
The primary objective of our investment activities is to preserve our capital to fund operations and to facilitate business development activities. We also seek to maximize income from our investments without assuming significant interest rate risk, liquidity risk, or risk of default by investing in investment grade securities with maturities of four years or less. Our exposure to market risk is confined to investments in cash and cash equivalents and marketable securities. As of June 30, 2025, we had cash and cash equivalents and marketable securities of $522.6 million.
In the future, we may borrow funds under the Credit Line. Variable rate borrowing, which may occur under the Credit Line, exposes us to interest rate risk as increases in interest rates would increase our borrowing costs. Any borrowed funds pursuant to our Credit Line are subject to a collateral maintenance requirement. The Credit Line is secured primarily by our portfolio of marketable securities, which is primarily comprised of corporate and U.S. government agency and municipal debt securities and may fluctuate in value. The fluctuations may be driven by, among other things, changes in interest rates, economic conditions, and other financial conditions as well as idiosyncratic factors related to a security's issuer. To the extent a fluctuation in value results in the value of the collateral decreasing below the required collateral maintenance requirements we may be required to promptly post additional collateral. Additionally, our Credit Line is an uncommitted facility that may be terminated by the lender at any time. During periods of rapidly changing interest rates, economic conditions or other financial conditions, the Credit Line may be terminated by the lender and/or the lender may declare that all borrowings thereunder are immediately due.
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
We may contract with clinical research organizations (CROs) and investigational sites globally. Currently, we have ongoing clinical trials being conducted outside of the U.S. We do not hedge our foreign currency exchange rate risk. Transactions denominated in currencies other than the U.S. dollar are recorded based on exchange rates at the time such transactions arise. As of June 30, 2025 and December 31, 2024, substantially all of our liabilities were denominated in the U.S. dollar.
Inflation generally affects us by increasing our cost of labor and the cost of services provided by our vendors. We do not believe that inflation and changing prices over the year ended December 31, 2024, and the six months ended June 30, 2025 had a significant impact on our consolidated results of operations. While we expect significant year-to-year variability in labor and vendor service costs due to uncontrollable inflation factors like natural disasters, geopolitical conflicts, tariffs, and government regulations, we strive to mitigate future price risks. We do this by forming strong partnerships with key suppliers and our CMOs, and by directly managing the procurement and supply levels of key raw materials for our commercial products. However, these efforts may not fully protect us from cost increases, which could adversely impact our profitability.
Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures required by Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act has been appropriately recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosure. We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2025, the end of the period covered by this report. Based on that evaluation, under the supervision and with the participation of our management, including our CEO and CFO, we concluded that our disclosure controls and procedures are effective as of June 30, 2025.
Changes in Internal Control over Financial Reporting
Our management, including our CEO and CFO, evaluated changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2025.

During the quarter ended June 30, 2025, no changes occurred in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1.    Legal Proceedings
From time to time and in the ordinary course of business, Supernus Pharmaceuticals, Inc. (the "Company") and any of its subsidiaries may be subject to various claims, charges and litigation. The Company and any of its subsidiaries may be required to file infringement claims against third parties for the infringement of our patents.
Qelbree®
I.Supernus Pharmaceuticals, Inc. v. Appco Pharma LLC and Somerset Therapeutics LLC, No. 2:25-cv-12183 (MEF)(MAH) (D.N.J.)
The Company received Paragraph IV Notice Letters from generic drug makers Appco Pharma LLC ("Appco") and Somerset Therapeutics LLC ("Somerset") dated May 21, 2025, and June 9, 2025, directed to six of its Qelbree® Orange Book patents. Supernus's U.S. Patent Nos. 9,358,204; 9,603,853; 9,662,338; 11,324,753; 11,458,143; and 12,121,523 generally cover viloxazine formulations and methods of using those formulations. The FDA Orange Book currently lists United States Patent Nos. 9,358,204 and 9,603,853 as expiring on February 7, 2033; United States Patent No. 9,662,338 as expiring on April 2, 2035; and United States Patent Nos. 11,324,753; 11,458,143; and 12,121,523 as expiring on September 4, 2029. On June 26, 2025, the Company filed a lawsuit against Appco and Somerset alleging infringement of the Company's Qelbree® Orange Book patents. The Complaint—filed in the U.S. District Court for the District of New Jersey—alleges, inter alia, that Appco and Somerset infringed the Company's Qelbree® patents by submitting to the FDA an Abbreviated New Drug Application ("ANDA") seeking to market a generic version of Qelbree® prior to the expiration of the Company's patents. Filing its June 26, 2025, Complaint within 45 days of receiving Appco and Somerset's Paragraph IV certification notice entitles Supernus to an automatic stay preventing the FDA from approving Appco and Somerset's ANDA until October 2, 2028. As of the date of this letter, Appco and Somerset have not yet responded to the Complaint and the Court has not issued a Scheduling Order.
II. Supernus Pharmaceuticals, Inc. v. Appco Pharma LLC, et al., C.A. No. 25-cv-807 (JLH) (D. Del.)
The Company received Paragraph IV Notice Letters from generic drug makers Appco Pharma LLC ("Appco") and Somerset Therapeutics LLC ("Somerset") dated May 21, 2025, and June 9, 2025, directed to six of its Qelbree® Orange Book patents. Supernus's U.S. Patent Nos. 9,358,204; 9,603,853; 9,662,338; 11,324,753; 11,458,143; and 12,121,523 generally cover viloxazine formulations and methods of using those formulations. The FDA Orange Book currently lists United States Patent Nos. 9,358,204 and 9,603,853 as expiring on February 7, 2033; United States Patent No. 9,662,338 as expiring on April 2, 2035; and United States Patent Nos. 11,324,753; 11,458,143; and 12,121,523 as expiring on September 4, 2029. On July 1, 2025, the Company filed a lawsuit against Appco and Somerset alleging infringement of the Company's Qelbree® Orange Book patents. The Complaint—filed in the U.S. District Court for the District of Delaware—alleges, inter alia, that Appco and Somerset infringed the Company's Qelbree® patents by submitting to the FDA an Abbreviated New Drug Application ("ANDA") seeking to market a generic version of Qelbree® prior to the expiration of the Company's patents. Filing its July 1, 2025, Complaint within 45 days of receiving Appco and Somerset's Paragraph IV certification notice entitles Supernus to an automatic stay preventing the FDA from approving Appco and Somerset's ANDA until October 2, 2028. As of the date of this letter, Appco and Somerset have not yet responded to the Complaint and the Court has not issued a Scheduling Order.
III. Supernus Pharmaceuticals, Inc. v. Apotex Inc., No. 2:25-cv-12184 (MEF)(MAH) (D.N.J.)
The Company received a Paragraph IV Notice Letter from generic drug maker Apotex Inc. ("Apotex") dated May 22, 2025, directed to six of its Qelbree® Orange Book patents. Supernus's U.S. Patent Nos. 9,358,204; 9,603,853; 9,662,338; 11,324,753; 11,458,143; and 12,121,523 generally cover viloxazine formulations and methods of using those formulations. The FDA Orange Book currently lists United States Patent Nos. 9,358,204 and 9,603,853 as expiring on February 7, 2033; United States Patent No. 9,662,338 as expiring on April 2, 2035; and United States Patent Nos. 11,324,753; 11,458,143; and 12,121,523 as expiring on September 4, 2029. On June 26, 2025, the Company filed a lawsuit against Apotex alleging infringement of the Company's Qelbree® Orange Book patents. The Complaint—filed in the U.S. District Court for the District of New Jersey—alleges, inter alia, that Apotex infringed the Company's Qelbree® patents by submitting to the FDA an Abbreviated New Drug Application ("ANDA") seeking to market a generic version of Qelbree® prior to the expiration of the Company's patents. Filing its June 26, 2025, Complaint within 45 days of receiving Apotex's Paragraph IV certification notice entitles Supernus to an automatic stay preventing the FDA from approving Apotex's ANDA until October 2, 2028. As of the date of this letter, Apotex has not yet responded to the Complaint and the Court has not issued a Scheduling Order.

IV. Supernus Pharmaceuticals, Inc. v. Aurobindo Pharma Limited and Aurobindo Pharma U.S.A., Inc., No. 2:25 cv-12186 (MEF)(MAH) (D.N.J.)
The Company received a Paragraph IV Notice Letter from generic drug makers Aurobindo Pharma Limited and Aurobindo Pharma U.S.A., Inc. (collectively, "Aurobindo") dated May 29, 2025, directed to six of its Qelbree® Orange Book patents. Supernus's U.S. Patent Nos. 9,358,204; 9,603,853; 9,662,338; 11,324,753; 11,458,143; and 12,121,523 generally cover viloxazine formulations and methods of using those formulations. The FDA Orange Book currently lists United States Patent Nos. 9,358,204 and 9,603,853 as expiring on February 7, 2033; United States Patent No. 9,662,338 as expiring on April 2, 2035; and United States Patent Nos. 11,324,753; 11,458,143; and 12,121,523 as expiring on September 4, 2029. On June 26, 2025, the Company filed a lawsuit against Aurobindo alleging infringement of the Company's Qelbree® Orange Book patents. The Complaint—filed in the U.S. District Court for the District of New Jersey—alleges, inter alia, that Aurobindo infringed the Company's Qelbree® patents by submitting to the FDA an Abbreviated New Drug Application ("ANDA") seeking to market a generic version of Qelbree® prior to the expiration of the Company's patents. Filing its June 26, 2025, Complaint within 45 days of receiving Aurobindo's Paragraph IV certification notice entitles Supernus to an automatic stay preventing the FDA from approving Aurobindo's ANDA until October 2, 2028. As of the date of this letter, Aurobindo has not yet responded to the Complaint and the Court has not issued a Scheduling Order.
V. Supernus Pharmaceuticals, Inc. v. Aurobindo Pharma Ltd., et al., C.A. No. 25-cv-808 (JLH) (D. Del.)
The Company received a Paragraph IV Notice Letter from generic drug makers Aurobindo Pharma Limited and Aurobindo Pharma U.S.A., Inc. (collectively, "Aurobindo") dated May 29, 2025, directed to six of its Qelbree® Orange Book patents. Supernus's U.S. Patent Nos. 9,358,204; 9,603,853; 9,662,338; 11,324,753; 11,458,143; and 12,121,523 generally cover viloxazine formulations and methods of using those formulations. The FDA Orange Book currently lists United States Patent Nos. 9,358,204 and 9,603,853 as expiring on February 7, 2033; United States Patent No. 9,662,338 as expiring on April 2, 2035; and United States Patent Nos. 11,324,753; 11,458,143; and 12,121,523 as expiring on September 4, 2029. On July 1, 2025, the Company filed a lawsuit against Aurobindo alleging infringement of the Company's Qelbree® Orange Book patents. The Complaint—filed in the U.S. District Court for the District of Delaware—alleges, inter alia, that Aurobindo infringed the Company's Qelbree® patents by submitting to the FDA an Abbreviated New Drug Application ("ANDA") seeking to market a generic version of Qelbree® prior to the expiration of the Company's patents. Filing its July 1, 2025, Complaint within 45 days of receiving Aurobindo's Paragraph IV certification notice entitles Supernus to an automatic stay preventing the FDA from approving Aurobindo's ANDA until October 2, 2028. As of the date of this letter, Aurobindo has not yet responded to the Complaint and the Court has not issued a Scheduling Order.
VI. Supernus Pharmaceuticals, Inc. v. Zydus Lifesciences Global FZE, Zydus Pharmaceuticals (USA) Inc., and Zydus Lifesciences Limited, No. 2:25-cv-12188 (MEF)(MAH) (D.N.J.)
The Company received a Paragraph IV Notice Letter from generic drug maker Zydus Lifesciences Global FZE ("Zydus FZE") dated May 27, 2025, directed to three of its Qelbree® Orange Book patents. Supernus's U.S. Patent Nos. 9,358,204; 9,603,853; and 9,662,338 generally cover viloxazine formulations and methods of using those formulations. The FDA Orange Book currently lists United States Patent Nos. 9,358,204 and 9,603,853 as expiring on February 7, 2033, and United States Patent No. 9,662,338 as expiring on April 2, 2035. On June 26, 2025, the Company filed a lawsuit against Zydus FZE, Zydus Pharmaceuticals (USA) Inc., and Zydus Lifesciences Limited (collectively, "Zydus") alleging infringement of the Company's Qelbree® Orange Book patents. The Complaint—filed in the U.S. District Court for the District of New Jersey—alleges, inter alia, that Zydus infringed the Company's Qelbree® patents by submitting to the FDA an Abbreviated New Drug Application ("ANDA") seeking to market a generic version of Qelbree® prior to the expiration of the Company's patents. Filing its June 26, 2025, Complaint within 45 days of receiving Zydus FZE's Paragraph IV certification notice entitles Supernus to an automatic stay preventing the FDA from approving Zydus's ANDA until October 2, 2028. As of the date of this letter, Zydus has not yet responded to the Complaint and the Court has not issued a Scheduling Order.
VII. Supernus Pharmaceuticals, Inc. v. Creekwood Pharmaceuticals, LLC, C.A. No. 25-cv-13201 (MEF)(MAH) (D.N.J.)
The Company received a Paragraph IV Notice Letter from generic drug maker Creekwood Pharmaceuticals, LLC ("Creekwood") dated June 4, 2025, directed to six of its Qelbree® Orange Book patents. Supernus's U.S. Patent Nos. 9,358,204; 9,603,853; 9,662,338; 11,324,753; 11,458,143; and 12,121,523 generally cover viloxazine formulations and methods of using those formulations. The FDA Orange Book currently lists United States Patent Nos. 9,358,204 and 9,603,853 as expiring on February 7, 2033; United States Patent No. 9,662,338 as expiring on April 2, 2035; and United States Patent Nos. 11,324,753; 11,458,143; and 12,121,523 as expiring on September 4, 2029. On July 11, 2025, the Company filed a lawsuit against Creekwood alleging infringement of the Company's Qelbree® Orange Book patents. The Complaint—filed in the U.S. District

Court for the District of New Jersey—alleges, inter alia, that Creekwood infringed the Company's Qelbree® patents by submitting to the FDA an Abbreviated New Drug Application ("ANDA") seeking to market a generic version of Qelbree® prior to the expiration of the Company's patents. Filing its July 11, 2025, Complaint within 45 days of receiving Creekwood's Paragraph IV certification notice entitles Supernus to an automatic stay preventing the FDA from approving Creekwood's ANDA until October 2, 2028. As of the date of this letter, Creekwood has not yet responded to the Complaint and the Court has not issued a Scheduling Order.
VIII. Supernus Pharmaceuticals, Inc. v. Creekwood Pharmaceuticals, LLC, C.A. No. 25-cv-880 (D. Del.)
The Company received a Paragraph IV Notice Letter from generic drug maker Creekwood Pharmaceuticals, LLC ("Creekwood") dated June 4, 2025, directed to six of its Qelbree® Orange Book patents. Supernus's U.S. Patent Nos. 9,358,204; 9,603,853; 9,662,338; 11,324,753; 11,458,143; and 12,121,523 generally cover viloxazine formulations and methods of using those formulations. The FDA Orange Book currently lists United States Patent Nos. 9,358,204 and 9,603,853 as expiring on February 7, 2033; United States Patent No. 9,662,338 as expiring on April 2, 2035; and United States Patent Nos. 11,324,753; 11,458,143; and 12,121,523 as expiring on September 4, 2029. On July 15, 2025, the Company filed a lawsuit against Creekwood alleging infringement of the Company's Qelbree® Orange Book patents. The Complaint—filed in the U.S. District Court for the District of Delaware—alleges, inter alia, that Creekwood infringed the Company's Qelbree® patents by submitting to the FDA an Abbreviated New Drug Application ("ANDA") seeking to market a generic version of Qelbree® prior to the expiration of the Company's patents. Filing its July 15, 2025, Complaint within 45 days of receiving Creekwood's Paragraph IV certification notice entitles Supernus to an automatic stay preventing the FDA from approving Creekwood's ANDA until October 2, 2028. As of the date of this letter, Creekwood has not yet responded to the Complaint and the Court has not issued a Scheduling Order.
IX. Supernus Pharmaceuticals, Inc. v. MSN Pharmaceuticals Inc., C.A. No. 25-cv-13204 (MEF)(MAH) (D.N.J.)
The Company received a Paragraph IV Notice Letter from generic drug maker MSN Pharmaceuticals Inc. ("MSN") dated June 5, 2025, directed to six of its Qelbree® Orange Book patents. Supernus's U.S. Patent Nos. 9,358,204; 9,603,853; 9,662,338; 11,324,753; 11,458,143; and 12,121,523 generally cover viloxazine formulations and methods of using those formulations. The FDA Orange Book currently lists United States Patent Nos. 9,358,204 and 9,603,853 as expiring on February 7, 2033; United States Patent No. 9,662,338 as expiring on April 2, 2035; and United States Patent Nos. 11,324,753; 11,458,143; and 12,121,523 as expiring on September 4, 2029. On July 11, 2025, the Company filed a lawsuit against MSN alleging infringement of the Company's Qelbree® Orange Book patents. The Complaint—filed in the U.S. District Court for the District of New Jersey—alleges, inter alia, that MSN infringed the Company's Qelbree® patents by submitting to the FDA an Abbreviated New Drug Application ("ANDA") seeking to market a generic version of Qelbree® prior to the expiration of the Company's patents. Filing its July 11, 2025, Complaint within 45 days of receiving MSN's Paragraph IV certification notice entitles Supernus to an automatic stay preventing the FDA from approving MSN's ANDA until October 2, 2028. As of the date of this letter, MSN has not yet responded to the Complaint and the Court has not issued a Scheduling Order.
X. Supernus Pharmaceuticals, Inc. v. MSN Pharmaceuticals Inc., C.A. No. 25-cv-879 (D. Del.)
The Company received a Paragraph IV Notice Letter from generic drug maker MSN Pharmaceuticals Inc. ("MSN") dated June 5, 2025, directed to six of its Qelbree® Orange Book patents. Supernus's U.S. Patent Nos. 9,358,204; 9,603,853; 9,662,338; 11,324,753; 11,458,143; and 12,121,523 generally cover viloxazine formulations and methods of using those formulations. The FDA Orange Book currently lists United States Patent Nos. 9,358,204 and 9,603,853 as expiring on February 7, 2033; United States Patent No. 9,662,338 as expiring on April 2, 2035; and United States Patent Nos. 11,324,753; 11,458,143; and 12,121,523 as expiring on September 4, 2029. On July 15, 2025, the Company filed a lawsuit against MSN alleging infringement of the Company's Qelbree® Orange Book patents. The Complaint—filed in the U.S. District Court for the District of Delaware—alleges, inter alia, that MSN infringed the Company's Qelbree® patents by submitting to the FDA an Abbreviated New Drug Application ("ANDA") seeking to market a generic version of Qelbree® prior to the expiration of the Company's patents. Filing its July 15, 2025, Complaint within 45 days of receiving MSN's Paragraph IV certification notice entitles Supernus to an automatic stay preventing the FDA from approving MSN's ANDA until October 2, 2028. As of the date of this letter, MSN has not yet responded to the Complaint and the Court has not issued a Scheduling Order.
XI. Supernus Pharmaceuticals, Inc. v. Zenara Pharma Private Ltd., et al. , C.A. No. 25-cv-13207 (MEF)(MAH) (D.N.J.)
The Company received a Paragraph IV Notice Letter from generic drug maker Zenara Pharma Private Limited ("Zenara") dated June 9, 2025, directed to six of its Qelbree® Orange Book patents. Supernu's U.S. Patent Nos. 9,358,204; 9,603,853; 9,662,338; 11,324,753; 11,458,143; and 12,121,523 generally cover viloxazine formulations and methods of using those formulations. The FDA Orange Book currently lists United States Patent Nos. 9,358,204 and 9,603,853 as expiring on

February 7, 2033; United States Patent No. 9,662,338 as expiring on April 2, 2035; and United States Patent Nos. 11,324,753; 11,458,143; and 12,121,523 as expiring on September 4, 2029. On July 11, 2025, the Company filed a lawsuit against Zenara and Biophore Pharma Inc. ("Biophore," and collectively with Zenara, "Defendants") alleging infringement of the Company's Qelbree® Orange Book patents. The Complaint—filed in the U.S. District Court for the District of New Jersey—alleges, inter alia, that Defendants infringed the Company's Qelbree® patents by submitting to the FDA an Abbreviated New Drug Application ("ANDA") seeking to market a generic version of Qelbree® prior to the expiration of the Company's patents. Filing its July 11, 2025, Complaint within 45 days of receiving Defendants' Paragraph IV certification notice entitles Supernus to an automatic stay preventing the FDA from approving Defendants' ANDA until October 2, 2028. As of the date of this letter, Defendants have not yet responded to the Complaint and the Court has not issued a Scheduling Order.
Trokendi XR®
XII. Supernus Pharmaceuticals, Inc. v. Ajanta Pharma Limited, et al., C.A. No. 21-cv-6964 (GC)(DEA) (D.N.J.)
The Company received a Paragraph IV Notice Letter from generic drug maker Ajanta Pharma Limited dated February 10, 2021, directed to ten of its Trokendi XR® Orange Book patents. Supernus's U.S. Patent Nos. 8,298,576; 8,298,580; 8,663,683; 8,877,248; 8,889,191; 8,992,989; 9,549,940; 9,555,004; 9,622,983; and 10,314,790 generally cover once-a-day topiramate formulations and methods of treating or preventing seizures and migraines using those formulations. The FDA Orange Book currently lists United States Patent No. 8,298,576 as expiring on April 4, 2028, and United States Patent Nos. 8,298,580; 8,663,683; 8,877,248; 8,889,191; 8,992,989; 9,549,940; 9,555,004; 9,622,983; and 10,314,790 as expiring on November 16, 2027. On March 26, 2021, the Company filed a lawsuit against Ajanta Pharma Limited and Ajanta Pharma USA Inc. (collectively "Ajanta") alleging infringement of the Company's Trokendi XR® Orange Book patents. The Complaint—filed in the U.S. District Court for the District of New Jersey—alleges, among other things, that Ajanta infringed the Company's Trokendi XR® patents by submitting to the FDA an Abbreviated New Drug Application ("ANDA") seeking to market a generic version of Trokendi XR® prior to the expiration of the Company's patents. Filing its March 26, 2021, Complaint within 45 days of receiving Ajanta's Paragraph IV certification notice entitles Supernus to an automatic stay preventing the FDA from approving Ajanta's ANDA for 30 months from the date of the Company's receipt of the Paragraph IV Notice Letter. On June 7, 2021, Ajanta answered the Complaint and denied the substantive allegations of the Complaint, asserting affirmative defenses that include non-infringement and invalidity. Ajanta also asserted Counterclaims seeking declaratory judgments of non‑infringement and invalidity for the Trokendi XR® Orange Book patents. On June 28, 2021, the Company filed its reply, denying the substantive allegations of Ajanta's Counterclaims. Following the initial Rule 16 Scheduling Conference, the Court issued a case schedule. On December 17, 2021, the Court issued an order consolidating this lawsuit with the lawsuit against Torrent, discussed in Section XIII, below. The consolidation order extended the 30‑month stay preventing the FDA from approving Ajanta's ANDA to December 16, 2023. The Company entered into a settlement agreement with Ajanta, and on April 4, 2023, a stipulation of dismissal without prejudice was entered by the U.S. District Court for the District of New Jersey. The agreement has been submitted to the applicable governmental agencies.
XIII. Supernus Pharmaceuticals, Inc. v. Torrent Pharmaceuticals Ltd., et al., C.A. No. 21-cv-14268 (GC)(DEA) (D.N.J.); Supernus Pharmaceuticals, Inc. v. Ajanta Pharma Limited, et al., Appeal No. 2024-1606 (Fed. Cir.)
The Company received a Paragraph IV Notice Letter from generic drug maker Torrent Pharmaceuticals Ltd. dated June 15, 2021, directed to ten of its Trokendi XR® Orange Book patents. Supernus's U.S. Patent Nos. 8,298,576; 8,298,580; 8,663,683; 8,877,248; 8,889,191; 8,992,989; 9,549,940; 9,555,004; 9,622,983; and 10,314,790 generally cover once-a-day topiramate formulations and methods of treating or preventing seizures and migraines using those formulations. The FDA Orange Book currently lists United States Patent No. 8,298,576 as expiring on April 4, 2028, and United States Patent Nos. 8,298,580; 8,663,683; 8,877,248; 8,889,191; 8,992,989; 9,549,940; 9,555,004; 9,622,983; and 10,314,790 as expiring on November 16, 2027. On July 28, 2021, the Company filed a lawsuit against Torrent Pharmaceuticals Ltd. and Torrent Pharma Inc. (collectively, "Torrent") alleging infringement of the Company's Trokendi XR® Orange Book patents. The Complaint—filed in the U.S. District Court for the District of New Jersey—alleges, among other things, that Torrent infringed the Company's Trokendi XR® patents by submitting to the FDA an Abbreviated New Drug Application ("ANDA") seeking to market a generic version of Trokendi XR® prior to the expiration of the Company's patents. Filing its July 28, 2021 Complaint within 45 days of receiving Torrent's Paragraph IV certification notice entitles Supernus to an automatic stay preventing the FDA from approving Torrent's ANDA for 30 months from the date of the Company's receipt of the Paragraph IV Notice Letter. On September 29, 2021, Torrent answered the Complaint and denied the substantive allegations of the Complaint, asserting affirmative defenses that include non-infringement and invalidity. Torrent also asserted Counterclaims seeking declaratory judgments of non‑infringement for the Trokendi XR® Orange Book patents. On November 3, 2021, the Company filed its reply, denying the substantive allegations of Torrent's Counterclaims. Following the initial Rule 16 Scheduling Conference, the Court issued a case schedule. On December 17, 2021, the Court issued an order consolidating this lawsuit with the lawsuit against Ajanta, discussed in Section XII, above. The Court held a bench trial between July 31, 2023, and August 3, 2023. Closing arguments for the trial were held on October 4,

2023. On December 12, 2023, the Court issued an Order enjoining Torrent from launching its generic drug product through January 31, 2024, or until the Court's trial decision issues, whichever is sooner. On January 30, 2024, the Court issued a Trial Opinion and Order, deciding in Supernus's favor that the patent claims that Supernus asserted at trial against Torrent are both valid and infringed. The District Court entered a Final Judgment in Supernus's favor on February 22, 2024.
On March 4, 2024, Torrent filed a Notice of Appeal of the Final Judgment with the U.S. Court of Appeals for the Federal Circuit. The Federal Circuit docketed the appeal as Supernus Pharmaceuticals, Inc. v. Ajanta Pharma Limited because the lawsuit against Torrent was previously consolidated with the lawsuit against Ajanta (see Section XII above). The Court has not set the date for oral argument.
APOKYN®
XIV. Sage Chemical, Inc., et al. v. Supernus Pharmaceuticals, Inc., et al., C.A. No. 22-cv-1302 (CJB) (D. Del.)
On October 3, 2022, Sage Chemical, Inc. and TruPharma, LLC filed a lawsuit in the United States District Court for the District of Delaware alleging that Supernus Pharmaceuticals, Inc., Britannia Pharmaceuticals Limited ("Britannia"), and US WorldMeds Partners, LLC ("US WorldMeds") violated state and federal antitrust law in connection with APOKYN® (apomorphine HCl). On October 16, 2022, Plaintiffs amended their complaint to add additional defendants MDD US Enterprises, LLC, MDD US Operations, LLC (each a subsidiary of Supernus Pharmaceuticals, Inc.), USWM, LLC ("USWM"), and individual defendants Paul Breckinridge Jones, Sr., Herbert Lee Warren, Jr., Henry Van Den Berg, and Kristin L. Gullo. On January 10, 2023, Defendants filed an Omnibus Motion to Dismiss the Amended Complaint seeking dismissal of each of Plaintiffs' claims and the lawsuit in its entirety and US WorldMeds with USWM, Britannia, and the group of individual defendants each filed separate motions to dismiss. On March 12, 2024, following oral argument before the Court on the afternoon of March 11, 2024, the Court issued an Oral Order granting Defendants' motion to stay depositions until the court resolved Defendants' motions to dismiss. On May 9, 2024, and May 28, 2024, respectively, the Court denied the Defendants' omnibus motion and the Britannia motion to dismiss. The Court lifted the stay on fact depositions, which are now mostly completed. The time period for completion of fact discovery concluded in February 2025, but Plaintiffs continue to seek depositions from two US WorldMeds’ executives, including its former CEO. Briefing on this dispute has been completed and a hearing is scheduled for August 4, 2025. Plaintiffs also are seeking to take international depositions of a Britannia employee and a former Britannia employee. Plaintiffs also are actively pursuing additional document production from the Company to which the Company objects. On May 31, 2024, and June 4, 2024, respectively, the Court granted the individual defendants' motion to dismiss and the US WorldMeds and USWM motion to dismiss on August 29, 2024. The Court entered an Order that revived the claims against US WorldMeds Partners, LLC and USWM, LLC on December 5, 2024. On December 6, 2024, Plaintiffs filed a second amended complaint, which added US WorldMeds and USWM back to the case. US WorldMeds Partners, LLC and USWM, LLC have filed a Motion for Leave to File an Early Summary Judgment Motion. This Motion has been briefed but the Court has not made a ruling to date. On November 4, 2024, the Court issued a scheduling order that provides for a Pretrial Conference on December 10, 2025, and a jury trial beginning on January 5, 2026. On January 3, 2025, the Court issued an Oral Order requiring the parties to "engage in in-person mediation in good faith" and jointly select an agreed-upon mediator. The parties agreed jointly to a mediator and mediation was held in April 2025 that did not result in settlement for any of the parties. On May 12, 2025, after expert reports have been exchanged but prior to the start of the majority of expert depositions, Plaintiffs moved to strike or limit the testimony of seven of Defendant's ten experts. On same day, the parties jointly submitted a stipulation to suspend the operative Scheduling Order as to all dates related to discovery, dispositive motions, and Daubert motions. The Court approved this stipulation in its entirety on May 13, 2025 by issuance of an Oral Order reading "SO ORDERED" and listing the docket number for the stipulation. The parties did not explicitly stipulate to suspending pre-trial deadlines or the scheduled trial dates, which are currently set for two weeks beginning on January 5, 2026. In the stipulation, the parties jointly committed to submitting a proposed Amended Scheduling Orders as to all remaining deadlines, including trial, within ten business days of the Court's decision on the motion to strike. Briefing has concluded on the motion to Strike and the parties are awaiting a ruling from the Court.
XV. US WorldMeds Partners, LLC v. Federal Insurance Company, et al, Case Nos. 24-CI-2529; 24-CI-4195; 24-CI-4631; and 24-CI-6988) (D.Del)
Alleged competitors of Supernus filed a lawsuit against the Company, MDD US Enterprises, LLC, and MDD Operations, LLC (collectively "Enterprises") and others in the United States District Court for the District of Delaware (the "Underlying Action"). After a dispute over coverage under certain insurance policies arose, Enterprises commenced a declaratory judgment action against Federal Insurance Company, RSUI Indemnity Company, and StarStone Specialty Insurance Company and others to recover insurance benefits. US WorldMeds Partners, LLC, RSUI and StarStone commenced similar declaratory judgment actions in connection with the Underlying Action. These related actions were recently consolidated. This case is in its early stages. Supernus awaits responsive pleadings to its Complaint. Discovery has not yet commenced in the consolidated action. A court conference was held on May 14, 2025, and the next conference is scheduled for August 4, 2025. On August 4, 2025, after discussing the issues in the case, the judge ordered the parties to submit a joint proposed scheduling order outlining deadlines for the amendment of pleadings and completion of discovery on the coverage issues by August 22, 2025. A tentative status conference was scheduled for January 21, 2026.
XVI. Supernus Pharmaceuticals, Inc. v. Old Republic Insurance Company, 8:24-cv-03733-PJM) (D.Maryland)
The action seeks recovery of insurance benefits in connection with the Underlying Action in the US WorldMeds Partners, LLC v Federal Insurance Company case. This case is in its early stages. The defendant insurer made a pre-answer motion to dismiss the Complaint. Supernus's opposition to the motion was filed in May 2025. The Court has not yet ruled on defendant's motion. Discovery has not yet commenced. There are no pending court conferences.
XVII. US WorldMeds Partners, LLC v. Supernus Pharmaceuticals, Inc., [Case No. Pending] (Delaware Superior Court)
On April 30, 2025, the Company informed US WorldMeds Partners, LLC (“Partners”), the seller of US WorldMeds Enterprises, LLC n/k/a MDD US Enterprises, LLC that it would be withholding $27.7 million of a $30.0 million milestone payment pursuant to the set-off provision of the Sale and Purchase Agreement between the parties. On May 21, 2025, Partners filed a one-count complaint for specific performance in the Delaware Court of Chancery, seeking payment of the withheld amount, plus interest, attorneys’ fees, and costs. On June 16, 2025, the Company filed a motion to dismiss Partners’ complaint on the grounds that the Court of Chancery lacked subject matter jurisdiction. On July 15, 2025, Partners dismissed its complaint and re-filed in the Delaware Superior Court with a companion motion to seal, seeking identical relief. For administrative reasons, the complaint has not yet been docketed, and the Company is not yet required to file a responsive pleading.
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
Adamas's patents in question were licensed exclusively to Forest. The complaint includes a claim for damages of "potentially more than $2.5 billion dollars," treble damages and statutory penalties. To date the federal and state governments have declined to intervene in this action. This case is currently stayed pending Adamas's and Allergan's interlocutory appeal of the District Court's December 11, 2020 order denying Adamas's and Allergan's motions to dismiss the complaint. The appeal was heard by the United States Court of Appeals for the Ninth Circuit (Case No. 21-80005). Argument was held on January 10, 2022. On August 25, 2022, the Ninth Circuit sided with the defendants by reversing the District Court's public disclosure bar rulings and remanding the case back to the District Court to decide certain issues in the first instance. On October 11, 2022, the plaintiff filed a petition for rehearing with the Ninth Circuit, which was denied. On December 23, 2022, defendants filed renewed motions to dismiss directed to the remaining unresolved issue. On March 20, 2023, the District Court entered an order and final judgment dismissing with prejudice the FCA claim while declining to exercise supplemental jurisdiction over the state false claims act claims which were dismissed without prejudice. On April 19, 2023, the plaintiff appealed the District Court's dismissal of the Federal False Claims Act claim. On February 20, 2024, the plaintiff filed a motion for an indicative ruling and to set aside the judgment in the District Court, based on the same arguments raised in his appeal. That motion was fully briefed and the District Court determined that the motion for an indicative ruling was suitable for determination without a hearing. On May 7, 2024, the District Court denied the plaintiff's motion for an indicative ruling. The appeal is fully briefed, and the Ninth Circuit heard oral argument on November 21, 2024. On January 29, 2025, the Ninth Circuit affirmed the District Court's order dismissing the litigation. On March 31, 2025, the plaintiff filed a petition for rehearing by the Ninth Circuit, but the Ninth Circuit denied the Petition on April 15, 2025. The plaintiff opted not to seek review from the U.S. Supreme Court. It remains to be seen whether he will attempt to refile any of his state-law FCA claims.
Adamas believes it has strong factual and legal defenses to all actions and intends to defend itself vigorously.
Item 1A. Risk Factors
Any investment in our business involves a high degree of risk. Before making an investment decision, you should carefully consider the information we include in this Quarterly Report on Form 10-Q, including our condensed consolidated financial statements and related notes; the additional information in the other reports we file with the Securities and Exchange Commission; and the risks described in our Annual Report on Form 10-K for the year ended December 31, 2024 and quarterly report on Form 10-Q for the period ended June 30, 2025. These risks may result in material harm to our business and our financial condition and results of operations. If a material, adverse event was to occur, the market price of our common stock may decline, and you could lose part or all of your investment.
The risks described below reflect substantive changes from, or additions to, the risks described in our Annual Report on Form 10-K for the year ended December 31, 2024.
Tariffs may increase our costs.
We rely on suppliers and other vendors located outside of the United States, including third-party clinical manufacturing organizations for the supply of active product ingredients for our products and product candidates, including raw materials and drug substances for our preclinical research and clinical trials. The United States and other countries have recently announced the imposition of tariffs on the import of a wide variety of products and services. Certain countries have also announced changes to previously announced tariffs. The United States has also announced the possibility of imposing additional tariffs, including specifically on pharmaceutical products. These tariffs may increase the costs we bear when importing products into the United States and may also increase our vendors' production costs, which may be passed on to us. We are assessing the potential impact of recently announced and potential tariffs on our financial results.
Recent Executive Orders May Impact our Financial Results.
During 2025 several Executive Orders were issued by the President of the United States, which generally aim to lower the price paid for certain pharmaceutical products in the United States. Aspects of these orders direct the Secretary of Health and Human Services to develop implementation plans to issue related rules. We are monitoring these developments and assessing the potential impact of the executive orders which may impact our financial results if they result in reduction in the price paid for any of our commercial products.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
(a)    Sales of Unregistered Securities.
None.
Item 3.    Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
None.

Item 5.    Other Information
(a)     None.
(b)    None.
(c)    Insider Trading Arrangements and Policies.
The table below lists the insider trading arrangements adopted or terminated during the second quarter of 2025:

Name and Title of Director or Officer	Rule 10b5-1 Trading Arrangement(1)	Trading Arrangement Adopted or Terminated	Date of Adoption or Termination	Duration of Trading Arrangement	Aggregate Number of Securities to be Purchased Pursuant to Trading Arrangement	Aggregate Number of Securities to be Sold Pursuant to Trading Arrangement
Bethany Sensenig	Yes	Adopted	May 15, 2025	February 25, 2026	—	9,844
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

2.1†
Agreement and Plan of Merger, dated as of June 13, 2025, by and among Supernus Pharmaceuticals, Inc., Sage Therapeutics, Inc. and Saphire Inc. (incorporated by reference to Exhibit 2.1 to the Form 8-K filed on June 16, 2025, File No. 001-35518)

10.1	Fifth Amendment to the Amended and Restated Employment Agreement, dated July 10, 2025, by and between the Registrant and Jack Khattar

10.2	Form of Amended and Restated Executive Retention Agreement, dated June 6, 2025

101
The following financial information from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, formatted in Inline XBRL: (i) Cover Page, (ii) Condensed Consolidated Statements of Earnings, (iii) Condensed Consolidated Statements of Comprehensive Earnings, (iv) Condensed Consolidated Balance Sheets, (v) Condensed Consolidated Statements of Changes in Stockholders' Equity, (vi) Condensed Consolidated Statements of Cash Flows, and (vii) the Notes to Condensed Consolidated Financial Statements, tagged in summary and detail.

104	The cover page of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, formatted in Inline XBRL (included with the Exhibit 101 attachments).
______________________________________________________________________________
†    Scheduled omitted pursuant to Item 601 of Regulation S-K. The Company agrees to furnish supplementally a copy of any omitted schedule to the SEC upon request.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUPERNUS PHARMACEUTICALS, INC.

DATED: August 5, 2025	By:	/s/ Jack A. Khattar
Jack A. Khattar President and Chief Executive Officer

DATED: August 5, 2025	By:	/s/ Timothy C. Dec
Timothy C. Dec Senior Vice-President and Chief Financial Officer