Form 10-Q
period 2025-09-30
SUPERNUS PHARMACEUTICALS, INC.
filed 2025-11-06
CIK 1356576

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☒ No
Securities registered pursuant to Section 12(b) of the Exchange Act

Title of each class	Outstanding at October 29, 2025	Trading Symbol	Name of each exchange on which registered
Common Stock, $0.001 par value per share	57,339,350	SUPN	The Nasdaq Global Market

SUPERNUS PHARMACEUTICALS, INC.
FORM 10-Q — QUARTERLY REPORT
FOR THE QUARTERLY PERIOD ENDED September 30, 2025

PART I — FINANCIAL INFORMATION

Supernus Pharmaceuticals, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share data)

	September 30,	December 31,
	2025	2024
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$151,371	$69,331
Marketable securities	129,789	384,281
Accounts receivable, net	171,254	142,077
Inventories, net	79,399	54,293
Prepaid expenses and other current assets	62,078	36,088
Total current assets	593,891	686,070
Restricted cash	1,450	—
Property and equipment, net	10,627	11,545
Intangible assets, net	623,481	521,912
Goodwill	119,080	117,019
Deferred income tax assets, net	8,793	—
Other assets	62,432	31,527
Total assets	$1,419,754	$1,368,073

Liabilities and stockholders' equity
Current liabilities
Accounts payable and accrued liabilities	$108,613	$76,352
Accrued product returns and rebates	184,459	168,705
Contingent consideration, current portion	11,235	47,340
Other current liabilities	26,322	—
Total current liabilities	330,629	292,397
Contingent consideration, long-term	213	—
Operating lease liabilities, long-term	31,422	27,382
Deferred income tax liabilities, net	—	4,961
Other liabilities	7,823	7,600
Total liabilities	370,087	332,340

Commitments and contingencies (Note 17)

Stockholders' equity
Common stock, $0.001 par value; 130,000,000 shares authorized; 57,119,153 and 55,743,095 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	57	56
Additional paid-in capital	527,700	479,440
Accumulated other comprehensive loss, net of tax	(71)	(189)
Retained earnings	521,981	556,426
Total stockholders' equity	1,049,667	1,035,733
Total liabilities and stockholders' equity	$1,419,754	$1,368,073

See accompanying notes.

Supernus Pharmaceuticals, Inc.
Condensed Consolidated Statements of Earnings (Loss)
(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(unaudited)		(unaudited)
Revenues
Net product sales	$168,542	$170,302	$468,525	$471,301
Collaboration revenue (ZURZUVAE)	20,164	—	20,164	—
Royalty, licensing and other revenues	3,397	5,387	18,691	16,357
Total revenues	192,103	175,689	507,380	487,658

Costs and expenses
Cost of revenues(a)	18,965	17,583	51,555	51,808
Research and development	29,366	29,036	78,408	80,149
Selling, general and administrative	179,678	69,753	363,173	242,173
Amortization of intangible assets	24,325	19,488	64,930	59,733
Contingent consideration loss (gain)	—	(1,016)	7,660	(6,466)
Total costs and expenses	252,334	134,844	565,726	427,397

Operating earnings (loss)	(60,231)	40,845	(58,346)	60,261

Other income (expense)
Interest and other income, net	2,277	4,098	11,230	11,227
Total other income (expense), net	2,277	4,098	11,230	11,227

Earnings (loss) before income taxes	(57,954)	44,943	(47,116)	71,488

Income tax expense (benefit)	(12,837)	6,446	(12,671)	12,951
Net earnings (loss)	$(45,117)	$38,497	$(34,445)	$58,537

Earnings (Loss) per share
Basic	$(0.80)	$0.70	$(0.61)	$1.06
Diluted	$(0.80)	$0.69	$(0.61)	$1.05

Weighted average shares outstanding
Basic	56,552,741	55,149,760	56,133,918	54,977,199
Diluted	56,552,741	56,016,350	56,133,918	55,791,185
_____________________________
(a) Excludes amortization of intangible assets

See accompanying notes.

Supernus Pharmaceuticals, Inc.
Condensed Consolidated Statements of Comprehensive Earnings (Loss)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(unaudited)		(unaudited)
Net earnings (loss)	$(45,117)	$38,497	$(34,445)	$58,537
Other comprehensive gain (loss)
Unrealized gain (loss) on marketable securities, net of tax	129	450	118	671
Other comprehensive gain (loss)	129	450	118	671
Comprehensive earnings (loss)	$(44,988)	$38,947	$(34,327)	$59,208

See accompanying notes.

Supernus Pharmaceuticals, Inc.
Condensed Consolidated Statements of Changes in Stockholders' Equity
(unaudited, in thousands, except share data)

j	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Earnings (Loss)	Retained Earnings	Total Stockholders' Equity
	Shares	Amount
Balance, December 31, 2024	55,743,095	$56	$479,440	$(189)	$556,426	$1,035,733
Share-based compensation expense related to employee stock purchase plan and share-based awards	—	—	8,068	—	—	8,068
Issuance of common stock related to employee stock purchase plan and share-based awards, net of taxes withheld	246,153	—	(1,299)	—	—	(1,299)
Net loss	—	—	—	—	(11,827)	(11,827)
Unrealized gain on marketable securities, net of tax	—	—	—	30	—	30
Balance, March 31, 2025	55,989,248	56	486,209	(159)	544,599	1,030,705
Share-based compensation expense related to employee stock purchase plan and share-based awards		—	7,507	—	—	7,507
Issuance of common stock related to employee stock purchase plan and share-based awards, net of taxes withheld	130,112	—	3,230	—	—	3,230
Net earnings	—	—	—	—	22,499	22,499
Unrealized loss on marketable securities, net of tax	—	—	—	(41)	—	(41)
Balance, June 30, 2025	56,119,360	56	496,946	(200)	567,098	1,063,900
Share-based compensation expense related to employee stock purchase plan and share-based awards	—	—	7,825	—	—	7,825
Issuance of common stock related to employee stock purchase plan and share-based awards, net of taxes withheld	999,793	1	22,929	—	—	22,930
Net loss	—	—	—	—	(45,117)	(45,117)
Unrealized gain on marketable securities, net of tax	—	—	—	129	—	129
Balance, September 30, 2025	57,119,153	$57	$527,700	$(71)	$521,981	$1,049,667

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

See accompanying notes.

Supernus Pharmaceuticals, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)

	September 30,
	2025	2024
	(unaudited)
Cash flows from operating activities
Net earnings (loss)	$(34,445)	$58,537
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	66,547	61,569
Amortization of premium/discount on marketable securities	(2,027)	2,497
Change in fair value of contingent consideration	7,660	(6,466)
Realized gains from sales of marketable securities	—	(9)
Share-based compensation expense	23,400	20,123
Deferred income tax benefit	(13,797)	(20,064)
Inventory valuation write-down	1,228	1,993
Payment of contingent consideration	(4,900)	—
Other noncash adjustments, net	7,606	6,288
Changes in operating assets and liabilities:
Accounts receivable	(5,885)	(1,253)
Inventories	(3,322)	12,619
Prepaid expenses and other assets	(6,274)	(8,542)
Accrued product returns and rebates	15,754	14,850
Accounts payable and other liabilities	(24,075)	(14,597)
Net cash provided by operating activities	27,470	127,545

Cash flows from investing activities
Purchases of marketable securities	(385,741)	(542,608)
Maturities of marketable securities	735,161	365,891
Acquisition of Sage, net of cash acquired	(293,093)	—
Purchases of property and equipment	(911)	(512)
Net cash provided by (used in) investing activities	55,416	(177,229)

Cash flows from financing activities
Proceeds from issuance of common stock	29,059	8,031
Employee taxes paid related to net share settlement of equity awards	(4,198)	(1,728)
Payment of contingent consideration	(24,257)	—
Net cash provided by financing activities	604	6,303
Net change in cash, cash equivalents, and restricted cash	83,490	(43,381)
Cash and cash equivalents at beginning of year	69,331	75,054
Cash, cash equivalents, and restricted cash at end of period	$152,821	$31,673

Reconciliation of cash, cash equivalents, and restricted cash reported in the condensed consolidated balance sheets
Cash and cash equivalents	151,371	31,673
Restricted cash	1,450	—
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$152,821	$31,673

Supplemental cash flow information
Cash paid for income taxes	$15,780	$40,343

See accompanying notes.

Supernus Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
1.    Business Organization
Supernus Pharmaceuticals, Inc. (the Company, see Consolidation in Note 2, Summary of Significant Accounting Policies) is a biopharmaceutical company focused on developing and commercializing products for the treatment of central nervous system (CNS) diseases. The Company's diverse neuroscience portfolio includes approved treatments for attention-deficit hyperactivity disorder (ADHD), dyskinesia in Parkinson's Disease (PD) patients receiving levodopa-based therapy, hypomobility in PD, postpartum depression (PPD), epilepsy, migraine, cervical dystonia, and chronic sialorrhea. The Company is developing a broad range of novel CNS product candidates including new potential treatments for epilepsy, depression, and other CNS disorders.
The Company has nine commercial products that it markets: Qelbree®, GOCOVRI®, Oxtellar XR®, Trokendi XR®, APOKYN®, XADAGO®, MYOBLOC® , ONAPGOTM (formerly known as SPN-830), and ZURZUVAE® (see Note 3, Sage Acquisition). In February 2025, the FDA approved ONAPGO (apomorphine hydrochloride) injection as the first and only subcutaneous apomorphine infusion device for the treatment of motor fluctuations in adults with advanced PD. ONAPGO was launched in April 2025. In September 2025, the Federal Drug Administration (FDA) withdrew the New Drug Application (NDA) for OSMOLEX ER.
Acquisition of Sage Therapeutics, Inc. and Reorganization
On June 13, 2025, the Company entered into an Agreement and Plan of Merger (Merger Agreement) to acquire Sage Therapeutics, Inc. (Sage). The acquisition closed on July 31, 2025.
Sage was a pharmaceutical company with a portfolio of product candidates to address a range of neurological diseases and a commercial product to treat PPD. Sage's commercialized product, ZURZUVAE® (zuranolone) capsules, is the first and only FDA-approved oral medicine indicated for the treatment of postpartum depression in adults. As of July 31, 2025, Sage became a wholly-owned subsidiary of the Company. With the acquisition of Sage, the Company acquired the rights to further develop and market ZURZUVAE. Through a collaboration agreement with Biogen MA Inc. (BIMA) and Biogen International GmbH (together with BIMA, "Biogen"), the Company reports collaboration revenue that is 50% of total net revenue recorded by Biogen for ZURZUVAE in the U.S. See Note 3, Sage Acquisition, for further details on the acquisition and Note 15, Collaboration Agreements, for further details on the collaboration agreement with Biogen.
Following the Sage Acquisition, during the third quarter of 2025, Sage Therapeutics, Inc. was reorganized into Sage Therapeutics, LLC.
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
Reclassifications
The prior year amounts related to the caption Inventory valuation write-down have been reclassified from the caption Other noncash adjustments, net in the condensed consolidated statements of cash flows to conform to current year presentation. The reclassification did not affect the other condensed consolidated financial statements.

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
Accounts Receivable, Net
The Company's trade accounts receivable arise from product sales and represents amounts due from its customers. In addition, the Company records accounts receivable arising from its collaboration and licensing agreements. The Company monitors the financial performance and credit worthiness of its counterparties so that it can properly assess and respond to changes in their credit profile. The Company provides allowances against receivables for estimated losses, if any, that may result from a counterparty's inability to pay. Amounts determined to be uncollectible are written-off against the allowance.
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
Any unrealized holding gains or losses on debt securities, including their tax effect, are reported as components of Other comprehensive gain (loss) in the consolidated statement of comprehensive earnings. Realized gains and losses, included in Interest and other income, net in the consolidated statement of earnings (loss), are determined using the specific identification method for determining the cost of securities sold.
Declines in fair value below amortized cost related to credit losses (i.e., impairment due to credit losses) are included in the consolidated statement of earnings (loss), with a corresponding allowance established. If the estimate of expected credit losses decreases in subsequent periods, the Company will reverse the credit losses through current period earnings and adjust the allowance accordingly.

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
In a business combination, the operating results of the acquired business are included in the Company's consolidated statement of earnings (loss), beginning on the effective acquisition date. Acquisition-related expenses are recognized separately from the business combination and are expensed as incurred.
Significant judgment is involved in the determination of the fair value assigned to assets acquired and liabilities assumed in a business combination, as well as the estimated useful lives of assets. These estimates can materially affect the Company's consolidated results of operations and financial position. The fair value of intangible assets are determined using information available as of the acquisition date and are based on estimates and assumptions that are deemed reasonable by management. Significant estimates and assumptions include but are not limited to: the probability of regulatory approval, revenue growth, and appropriate discount rate.
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
Upon the conclusion of the measurement period, any subsequent adjustments are recorded to the Company's consolidated statements of earnings (loss) in the period that these adjustments are identified.
Additional information regarding the Company's recent business combination is included in Note 3, Sage Acquisition.
Contingent Consideration
Business combinations often include provisions for additional consideration to be transferred to former shareholders based upon the achievement of certain milestones, referred to as contingent consideration. Contingent consideration from product development milestones and sales-based milestone payments on future product sales are included in the purchase price for business combinations. The fair value of the contingent consideration liability is determined as of the acquisition date using estimated or forecasted inputs. These inputs include the estimated amount and timing of projected revenues, probability and timing of milestone achievement, probability of achieving regulatory approval, revenue volatility, and the estimated discount rates and risk-free rate used to present value the probability-weighted cash flows. Subsequent to the acquisition date, at each reporting period prior to the resolution of the contingency, the contingent consideration liability is remeasured at current fair value, with changes recorded in earnings in the period of remeasurement.
The determination of the initial and subsequent fair value of the contingent consideration liability may require significant judgment by management. Changes in any of the inputs not related to facts and circumstances existing as of the acquisition date may result in a significant fair value adjustment, which can impact the results of operations in the period in which the adjustment is made. Changes that are not measurement period adjustments are reported on the consolidated statement of earnings (loss) in Contingent consideration loss (gain).
Additional information regarding contingent consideration, including the contingent consideration arrangement resulting from the Company's recent business combination, is included in Note 7, Contingent Consideration.
Inventories
Inventories are recorded at the lower of cost or net realizable value, and include materials, labor, direct costs and indirect costs. These are valued using the first-in, first-out method. Prior to the initial date that regulatory approval is received for a product candidate of the Company, costs related to the production of inventory are recorded as research and development expense on the Company’s condensed consolidated statements of earnings (loss) in the period incurred. Raw and intermediate materials that may be utilized for either research and development or commercial purposes, after approval of the product by the FDA, are classified as inventory. Amounts in inventory that are used for research and development purposes are charged to research and development expense when the product enters the research and development process and can no longer be used for commercial purposes and, therefore, does not have an “alternative future use” as defined in authoritative guidance.
The Company periodically reviews inventory and records write-downs for any excess, expired and obsolete inventory, and for inventory that has a cost basis in excess of its expected net realizable value based on estimates of product demand, production requirements, market conditions, regulatory requirements and spoilage. The write-down to net realizable value is recorded in the period in which impairment is identified and is recorded as a component of Cost of revenues in the condensed consolidated statement of earnings (loss).
The Company expects to use the inventory that is classified within current assets on its condensed consolidated balance sheet over its operating cycle. Inventory that is not expected to be used over the Company’s operating cycle is classified as a non-current asset and is included in Other assets in the condensed consolidated balance sheet.
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
Definite-lived intangible assets (including acquired developed technology and product rights) are carried at acquisition date fair value less accumulated amortization, with amortization calculated on a straight line basis over the estimated useful lives. The Company evaluates the estimated remaining useful lives of its intangible assets annually or when events or changes in circumstances warrant a revision to the remaining periods of amortization.
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

Goodwill and Goodwill Impairment Assessment
Goodwill is calculated as the excess of the consideration paid consequent to completing the acquisition, compared to the net assets recognized in a business combination and is recognized at acquisition date. Goodwill represents the future economic benefits from the other acquired assets that could not be individually identified and separately quantified.
The Company evaluates goodwill for possible impairment at least annually (during the fourth quarter of each fiscal year), or more often, if and when events and circumstances indicate that goodwill may be impaired. The annual evaluation is generally based on an assessment of qualitative factors to determine whether it is more likely than not that the fair value of the asset is less than its carrying amount. This includes but is not limited to, significant adverse changes in the business climate, market conditions, or other events that indicate that it is more likely than not that the fair value of the reporting unit is less than its carrying value. If the Company is unable to conclude whether the goodwill is not impaired after considering the totality of events and circumstances during its qualitative assessment, the Company performs a quantitative assessment by estimating the fair value of the reporting unit and comparing the fair value to the carrying amount. Evaluating for impairment requires judgment, including identifying reporting units and estimating future cash flows. The Company estimates the fair values of its reporting unit using discounted cash flow models or other valuation models, such as comparative transactions or market multiples. If the carrying amount of the reporting unit exceeds its fair value, the Company writes down the goodwill to the estimated fair value, and an impairment loss equal to the difference is recognized in the condensed consolidated statement of earnings (loss) in the period at which such determination is made.
Revenue Recognition
The Company determines revenue recognition for its contractual arrangements with customers based on the following five steps in accordance with Accounting Standards Codification (ASC) Topic 606, Revenue from Contracts with Customers (ASC 606): (1) identify each contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when (or as) the Company satisfies the relevant performance obligation. The Company only applies the five-step model to contracts when it is probable that the Company will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. The Company recognizes revenue in an amount that reflects the consideration the Company expects to receive in exchange for those goods or services. The Company does not adjust revenue for any financing effects in transactions where the Company expects the period between the transfer of the goods or services and collection to be less than one year.
No contract assets or liabilities were recorded as of September 30, 2025, or December 31, 2024.
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
Variability in the net transaction price for the Company's products arises primarily from the aforementioned sales deductions. Significant judgment is required in estimating certain sales deductions. In making these estimates, the Company considers: historical experience; product price increases; current contractual arrangements under applicable payor programs; unbilled claims; processing time lags for claims; inventory levels in the wholesale, specialty pharmacy, and retail distribution channel; and product life cycle. The Company adjusts its estimates of revenue either when the most likely amount of consideration it expects to receive changes, or when the consideration becomes fixed. If actual results in the future vary from its estimates, the Company adjusts its estimates in the period identified. These adjustments could materially affect net product sales and earnings in the period in which the adjustment(s) is recorded.

Sales Deductions
The Company records product sales net of rebates, returns and discounts.
•Rebates - Rebates are discounts which the Company pays under either public sector or private sector health care programs. Rebates paid under public sector programs are generally mandated under law, whereas private sector rebates are generally contractually negotiated by the Company with managed care providers. Both types of rebates vary over time. Rebates are owed when the Company's customer dispenses its product to a patient; i.e., filling a prescription. For each of its products, the Company bases its estimates of expected rebate claims on multiple factors, including: historical levels of deductions; contractual terms with managed care providers; actual and anticipated changes in product price; prospective changes in managed care fee for service contracts; prospective changes in co-payment assistance programs; and anticipated changes in program utilization rates; i.e., patient participation rates under each specific program. The Company records an estimated liability for rebates at the time the customer takes title to the product (i.e., at the time of sale to wholesalers/distributors). This liability is recorded as a reduction to gross product sales, and an increase in Accrued product returns and rebates. The liability is recorded as a component of current liabilities on the consolidated balance sheets.

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
•Sales discounts - Distributors and wholesalers of the Company's pharmaceutical products are generally offered various forms of consideration, including allowances, service fees and prompt payment discounts, for distributing the Company's products. Distributor and wholesaler allowances and service fees arise from contractual agreements and are estimated as a percentage of the price at which the Company sells product to them. In addition, distributors and wholesalers are offered a prompt pay discount for payment within a specified period. Prompt pay discounts are estimated as a percentage of the price at which the Company sells product. The Company accounts for these discounts at the time of sale as a reduction to gross product sales and accounts receivable, net.
Royalty, Licensing, Collaboration, and Other Revenues
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
Licensing Revenues
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
Collaborative Arrangements
At contract inception, the Company analyzes its collaboration arrangements to assess whether they are within the scope of ASC Topic 808, Collaborative Arrangements (ASC 808) to determine whether such arrangements involve joint operating activities performed by parties that are both active participants in the activities and exposed to significant risks and rewards dependent on the commercial success of such activities. This assessment is performed throughout the life of the arrangement based on changes in the responsibilities of all parties in the arrangement. For collaboration arrangements within the scope of ASC 808 that contain multiple elements, the Company first determines which elements of the collaboration are deemed to be within the scope of ASC 808 and those that are more reflective of a vendor-customer relationship and therefore within the scope of ASC 606. For elements of collaboration arrangements that are accounted for pursuant to ASC 808, an appropriate recognition method is determined and applied consistently, either by analogy to authoritative accounting literature or by applying a reasonable and rational policy election.
For those elements of the arrangement that are accounted for pursuant to ASC 606, the Company performs the five-step model under ASC 606 as noted above to determine the appropriate amount of revenue to be recognized as it fulfills its obligations under each of its agreements and presents the arrangement as royalty, licensing and other revenue or collaboration revenue (ZURZUVAE) in the condensed consolidated statements of earnings.
For those elements of the arrangement that are accounted for pursuant to ASC 808, the Company evaluates the income statement classification for presentation of amounts due from or owed to other participants associated with multiple activities in a collaboration arrangement based on the nature of each separate activity. Payments or reimbursements that are the result of a collaborative relationship instead of a vendor-customer relationship are recorded as an increase to collaboration revenue (ZURZUVAE), an increase to or reduction of cost of revenues, research and development expense, or selling, general and administrative expense, depending on the nature of the activity.
The Company applies ASC 808 and ASC 606 to the following collaboration agreements:
•Biogen - The Company has a collaboration agreement with Biogen (Biogen Collaboration Agreement) for the co-commercialization of ZURZUVAE in the U.S. Since the acquisition of Sage, revenues from the Biogen Collaboration Agreement include the Company’s share of ZURZUVAE revenues as that element of the agreement is accounted for under ASC Topic 808. The Company reports as collaboration revenue (ZURZUVAE) its share of ZURZUVAE revenues, which is 50% of total net revenue recorded by Biogen for ZURZUVAE in the U.S.
The Company also identified the following promises in the Biogen Collaboration Agreement that were evaluated under the scope of ASC 606: delivery of (i) a co-exclusive license for SAGE-217 products in the U.S.; (ii) an exclusive license for SAGE-217 products in the Biogen Territory; and (iii) the clinical manufacturing supply of active pharmaceutical ingredient (API) and bulk drug product for SAGE-217 products in the Biogen Territory.

The Company also evaluated whether certain options outlined within the Biogen Collaboration Agreement represented material rights that would give rise to a performance obligation and concluded that none of the options convey a material right to Biogen and therefore are not considered separate performance obligations within the Biogen Collaboration Agreement.

The Company assessed the above promises at contract inception and determined that the co-exclusive license for SAGE-217 products in the U.S. is reflective of a vendor-customer relationship and therefore represent performance obligations within the scope of ASC 606. The co-exclusive license for SAGE-217 products in the U.S. is considered functional intellectual property and distinct from other promises under the contract. The exclusive license for SAGE-217 products in the Biogen Territory is considered a functional license that is distinct in the context of the Biogen Collaboration Agreement as Biogen can benefit from the license on its own or together with other readily available resources. As the co-exclusive license in the U.S. and the exclusive license in the Biogen Territory are delivered at the same time, they are considered one performance obligation at contract inception. The clinical manufacturing supply of API and bulk drug product for SAGE-217 products for the Biogen Territory is considered distinct in the context of the Biogen Collaboration Agreement as Biogen can benefit from the manufacturing services together with the licenses transferred by the Company at the inception of the Biogen Collaboration Agreement. Therefore, each represents a separate performance obligation within a contract with a customer under the scope of ASC 606 at contract inception.
•Shionogi - The Company also has a collaboration agreement with Shionogi & Co., Ltd. (Shionogi) (Shionogi Collaboration Agreement) whereby the Company is entitled to receive royalties and milestone payments upon achievement of certain milestones. The Shionogi Collaboration Agreement also includes arrangement for the supply of drug product for Shionogi’s clinical trials. The Company concluded that Shionogi meets the definition of a customer because the Company is delivering intellectual property and know-how rights for the zuranolone program in support of territories in which the parties are not jointly sharing the risks and rewards. In addition, the Company determined that the Shionogi Collaboration Agreement met the requirements to be accounted for as a contract, including that it is probable that the Company will collect the consideration to which the Company is entitled in exchange for the goods or services that will be delivered to Shionogi. The Company assessed the promises at contract inception and determined that the license to zuranolone and supply of products to Shionogi are reflective of a vendor-customer relationship and therefore represent performance obligations within the scope of ASC 606.

The Company determined that the performance obligations in the Shionogi Collaboration Agreement included the license to zuranolone and the supply of certain materials during the clinical development phase, which includes the supply of API. The performance obligation related to the license to zuranolone was determined to be distinct from other performance obligations and therefore was a separate performance obligation for which control was transferred upon signing. The obligation to provide certain clinical materials, including API for use during the development period, was determined to be a separate performance obligation.

For additional information on the collaboration agreements with Biogen and Shionogi, as well as the Company's other collaboration arrangements, refer to Note 15, Collaboration Agreements.
Costs of Revenues
Costs of revenues includes primarily cost of materials; third-party manufacturing costs; freight and distribution costs; direct labor; cost of royalties; cost to write down inventory to net realizable value; manufacturing overhead costs, including quality control and assurance; and may also include period costs related to certain inventory manufacturing services. Fair value of inventories acquired through business combinations or asset acquisitions include an inventory step-up within the value of inventories. The inventory step-up value is amortized as the related inventory is sold, and included in costs of revenues. Costs of revenues also includes our proportionate share of ZURZUVAE manufacturing costs under the Biogen Collaboration Agreement, (for additional information, refer to Note 15, Collaboration Agreements).
Advertising Expense
Advertising expense includes the cost of promotional materials and activities, such as printed materials and digital marketing, marketing programs and speaker programs. The cost of the Company's advertising efforts is expensed as incurred.
The Company incurred $22.4 million and $73.9 million in advertising expense for the three and nine months ended September 30, 2025 and $19.6 million and $67.5 million for the three and nine months ended September 30, 2024, respectively. These expenses are recorded as a component of Selling, general and administrative expenses in the unaudited condensed consolidated statements of earnings.

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
Insurance recoveries recognized in fiscal year 2025 were recorded as a reduction to Selling, general and administrative expenses. The Company had $0.8 million and $6.2 million of insurance recoveries during the three and nine months ended September 30, 2025. The Company recorded approximately $11.5 million and $12.0 million of insurance recoveries during the three and nine months ended September 30, 2024. Insurance recovery receivable was $6.3 million and $4.0 million as of September 30, 2025 and December 31, 2024, respectively.
Recently Issued Accounting Pronouncements
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
ASU 2025-06, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software (ASU 2025-06) - the new standard, issued in September 2025, modernizes the accounting for internal-use software. ASU 2025-06 removes all references to software development stages and requires capitalization of software costs when management has committed to the software project and it is probable the software will be completed and perform its intended use. The Company plans to adopt the guidance for the fiscal year ending December 31, 2028. The Company is currently evaluating the timing and method of its adoption of ASU 2025-06 and the effects the adoption of this guidance will have on the consolidated financial statements.

3. Sage Acquisition

On July 31, 2025 (the "Sage Closing Date"), the Company completed its acquisition of all the outstanding equity of Sage Therapeutics, Inc. pursuant to the Merger Agreement dated June 13, 2025 (the "Sage Acquisition"). Under the terms of the Merger Agreement, the Company commenced a tender offer to acquire all outstanding shares of Sage, par value $0.0001 per share (the "Shares" and each, a "Share"), at an offer price of (i) $8.50 per share in cash, less any applicable withholding taxes and without interest (the "Cash Amount"; an aggregate of approximately $561 million), plus (ii) one contingent value right per Share (the "CVR"; an aggregate of approximately $234 million, subject to the achievement of specific contingencies), which represents the right to receive up to $3.50, which is governed by the terms of a contingent value rights agreement entered into between the Company and CVR Agent (the "Sage CVR Agreement"), in cash, less any applicable withholding taxes and without interest. The transaction provides Supernus with the right to develop and market ZURZUVAE® (zuranolone) capsules, the first and only U.S. Food and Drug Administration (FDA)-approved oral medicine indicated for the treatment of adults with postpartum depression (PPD), and a late-stage product candidate. For the three and nine months ended September 30, 2025, the Company incurred transaction costs of $8.6 million and $10.0 million, respectively, to complete the acquisition which were included in Selling, general and administrative expense in the condensed consolidated statements of earnings.

Contingent payments of up to $234 million are due to the sellers upon the achievement of certain milestones related to the development and commercial sale of ZURZUVAE. In connection therewith, the Company recorded a contingent consideration liability of $11.4 million as of the date of acquisition to reflect the estimated fair value of the contingent consideration. The estimated fair value of the contingent consideration was determined using a market participant with a Monte Carlo simulation for the sales-based milestones and income approach for the other milestones. The key assumptions considered include the estimated amount and timing of projected cash flows, probability of milestone achievement, volatility, estimated discount rates and risk-free interest rate. In each reporting period after the acquisition, the Company will revalue the contingent consideration liability and will record increases or decreases in the fair value of the liability in its condensed consolidated statements of earnings. Changes in fair value will result from changes in actual and projected milestone achievement, as well as changes to forecasts. The inputs and assumptions may not be observable in the market, but reflect the assumptions the Company believes would be made by a market participant. The possible outcomes for the contingent consideration range from $0 to $234 million on an undiscounted basis. See Note 7, Contingent Consideration, for further discussion.

In connection with the acquisition, the vesting of certain outstanding Sage stock options, restricted stock units, and performance stock units was accelerated upon closing of the acquisition and replaced with the right to receive one CVR per share. The purchase price for Sage includes $4.1 million related to Sage awards where vesting was accelerated in connection with the acquisition. The Company recognized compensation expense of $22.9 million immediately in the post-combination period related to awards that were accelerated to vest upon closing of the acquisition. See Note 10, Share-based Payments, for further discussion.

The acquisition is being accounted for as a business combination under the acquisition method of accounting, in accordance with ASC 805, Business Combinations. The excess of the purchase price over the fair value of the net assets acquired was recorded as goodwill. The estimated fair values of the assets acquired and liabilities assumed, including goodwill, have been included in the Company's consolidated financial statements since the Sage Closing Date.

The Company's accounting for this acquisition is preliminary and fair value estimates for the assets acquired and liabilities assumed and the Company's estimates and assumptions are subject to change as the Company obtains additional information for its estimates during the measurement period. During the measurement period, if the Company obtains new information regarding facts and circumstances that existed as of the Sage Closing Date that, if known, would have resulted in revised estimated values of those assets or liabilities, the Company will accordingly revise its estimates of fair values and purchase price allocation. The effect of measurement period adjustments on the estimated fair value elements will be reflected as if the adjustments had been made as of the Sage Closing Date. The impact of all changes that do not qualify as measurement period adjustments will be included in current period earnings.

The Company expects to finalize its purchase price allocation within one year of the Sage Closing Date. In addition, the Company continues to analyze and assess relevant information necessary to determine, recognize and record at fair value the assets acquired and liabilities assumed in the following areas: inventory, prepaid and other assets, intangible assets, tax assets and liabilities, and certain existing or potential reserves, including those for legal or contract-related matters. The activities the Company is currently undertaking, include but are not limited to the following: review of acquired contracts and other contract-related and legal matters; review and evaluation of the accounting policies, tax positions, and other tax-related matters. Further, the Company is in the process of obtaining input from third party valuation firms with respect to the fair value of the acquired intangible assets and inventory, and other information necessary to record and measure the assets acquired and liabilities assumed. Accordingly, the preliminary recognition and measurement of assets acquired and liabilities assumed as of the Sage Closing Date are subject to change.

The following preliminary purchase price allocation table presents the Company' preliminary estimates of the fair value of assets acquired and liabilities assumed as of the Sage Closing Date (unaudited, dollars in thousands):

Fair Value (unaudited)
Cash and cash equivalents	$243,197
Marketable securities	93,181
Accounts receivable, net	23,291
Inventories, net	50,714
Prepaid expenses and other current assets	18,674
Restricted cash	1,450
Operating lease asset (1)	5,630
Intangible assets	166,500
Other assets	1,102
Total fair value of assets acquired	603,739
Accounts payable and accrued liabilities	44,232
Operating lease liability (1)	12,380
Total fair value of liabilities assumed	56,612
Total identifiable net assets	$547,127
Goodwill	2,061
Total purchase price	$549,188

Cash consideration paid for Sage's common stock	$533,667
Cash consideration paid for cash settlement of Sage's equity awards	4,073
Fair value of contingent consideration	11,448
Total purchase price	$549,188
______________________________
(1) Refer to Note 13, Leases, for further discussion of the acquired lease asset and assumed lease liability.

Acquired Inventory
The fair value of the inventory was estimated using the comparative sales method, which estimated the expected sales price of the product, reduced by all costs expected to be incurred to complete or to dispose of the inventory, as well as a profit on the sale.
Acquired Lease
As part of the Sage Acquisition, the Company acquired a lease for commercial real estate. The Company recognized a right-of-use asset and operating lease liability at the acquisition date. The amounts recognized reflect the present value of remaining lease payments, discounted at the Company's incremental borrowing rate. The fair value of the lease ROU asset was measured at an amount equal to the lease liability and evaluated for favorable or unfavorable lease terms when compared with market terms. Refer to Note 13, Leases, for further discussion of the acquired lease asset and assumed lease liability.
Acquired Intangible Assets
The acquired intangible asset include the acquired developed technology and product rights. The Company estimated the fair value of the acquired intangible asset as of the Sage Closing Date using the income approach. The fair value measurements of the acquired intangible assets were estimated based on significant unobservable inputs and therefore, represent a Level 3 fair value measurement. Some of the more significant inputs and assumptions used in the intangible assets valuation include: the estimated future cash flows from product sales, probability of achieving regulatory approval in ex-US territories, the timing and projection of costs and expenses, discount rates, and tax rates.

The following table summarizes the purchase price allocation, and the average remaining useful lives for identifiable intangible assets (unaudited, dollars in thousands):

	Fair Value (unaudited)	Estimated Useful Lives (in years)
Acquired developed technology and product rights	$166,500	8
Total intangible assets	$166,500
Acquired intangible assets are amortized over their estimated useful lives on a straight-line basis.
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
Revenues and Net Earnings of Sage
The operations of Sage and its subsidiaries have been included in the Company's condensed consolidated statements of earnings for the period subsequent to the Sage Closing Date, and through September 30, 2025. Total revenues of $20.1 million and net loss of $65.4 million were recorded from the Sage Closing Date through the period ended September 30, 2025.
Pro forma Information
The following table presents the unaudited pro forma combined financial information for each of the periods presented as if the Sage Acquisition had occurred on January 1, 2024 (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(unaudited)		(unaudited)
Pro forma total revenues	$199,637	$187,560	$560,639	$516,085
Pro forma net loss	$(24,386)	$(62,559)	$(140,531)	$(321,112)
The unaudited pro forma combined financial information is based on historical financial information and the Company's preliminary allocation of purchase price; therefore, it is subject to subsequent adjustment upon finalization of the purchase price allocation. In order to reflect the occurrence of the acquisition as if it had occurred on January 1, 2024, the unaudited pro forma combined financial information reflects the recognition of amortization expense on intangible asset; the estimated reduction in the Company's interest income generated from marketable securities that were liquidated to fund the purchase price of the Sage Acquisition, and the estimated tax impact of the pro forma adjustments.
The unaudited pro forma combined financial information also reflects the recognition of material non-recurring costs incurred directly as a result of the Sage Acquisition primarily pertaining to the following:
•Transaction-related expenses incurred by the Company of $10.0 million during the nine months ended September 30, 2025 are assumed to have occurred on the pro forma close date of January 1, 2024, and recognized as if incurred in the first quarter of 2024;
•Post-combination employee-related expenses incurred by the Company of $38.0 million that were incurred during the nine months ended September 30, 2025 are assumed to have occurred on the pro forma close date of January 1, 2024, and recognized as if incurred in the first quarter of 2024;
•Post-combination share-based compensation expense of $22.9 million incurred to accelerate the vesting of certain equity awards under the terms of the Merger Agreement are assumed to have occurred on the pro forma close date of January 1, 2024, and recognized as if incurred in the first quarter of 2024. This amount does not reflect any post-combination expense related to potential CVR payments to former Sage employees because payment is not considered probable under the employee compensation accounting model.
The unaudited pro forma combined financial information should not necessarily be considered indicative of the results that would have occurred if the acquisition had been consummated on the assumed completion date, nor are they indicative of future results.

4. Disaggregated Revenues

The following table provides information regarding total revenues (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(unaudited)		(unaudited)
Net product sales
Qelbree	$81,416	$62,359	$223,708	$166,857
GOCOVRI	40,849	35,657	108,198	93,922
APOKYN	10,387	19,867	38,183	53,811
Trokendi XR	10,043	15,318	34,037	48,393
Oxtellar XR	12,016	29,805	33,851	86,265
ONAPGO	6,806	—	8,410	—
Other(1)	7,025	7,296	22,138	22,053
Total net product sales	168,542	170,302	468,525	471,301
Collaboration revenue (ZURZUVAE)(2)	20,164	—	20,164	—
Royalty, licensing and other revenues	3,397	5,387	18,691	16,357
Total revenues	$192,103	$175,689	$507,380	$487,658
___________________________________________
(1) Includes net product sales of MYOBLOC, XADAGO and Osmolex ER.
(2) Includes the Company's proportionate share of net sales of ZURZUVAE.
In the third quarter of 2025, the Company continued to have favorable actual returns experience for Qelbree. As such, the Company changed its estimated provision for product returns based on the most recent experience. Provision for product returns related to prior year sales for the nine months period ended September 30, 2025 is approximately 3% of net product sales and is primarily attributable to Qelbree. Provision for product returns related to prior year sales for the nine months period ended September 30, 2024 was approximately 2% of net product sales.
We do not currently own or operate manufacturing facilities for the commercial production of any of our commercial products. We currently depend on third-party clinical manufacturing organizations (CMOs), who offer a comprehensive range of contract manufacturing and packaging services, in various countries for the supply of active product ingredients (API), finished goods for our commercial products. For most of our commercial products, we rely on single source suppliers to produce and package final dosage forms for our products and raw materials, including API.

On November 4, 2025, the Company announced that due to stronger than expected demand for ONAPGO, supplier constraints are impacting the Company's ability to fully meet this demand. ONAPGO is manufactured in Europe, supplied to us by our ONAPGO licensing partner, and packaged in the U.S. by a third-party CMO. We rely on single source suppliers to produce and package final dosage forms for ONAPGO. A change in supplier would require regulatory approval which could cause a delay in manufacturing and a possible loss of sales, which could affect future operating results adversely.
5. Investments
Marketable Securities

Unrestricted available-for-sale marketable securities held by the Company are as follows (dollars in thousands):

	September 30, 2025	December 31, 2024
	(unaudited)
Corporate, U.S. government agency and municipal debt securities
Amortized cost	$129,829	$384,481
Gross unrealized gains	6	89
Gross unrealized losses	(46)	(289)
Total fair value	$129,789	$384,281
As of September 30, 2025, all of the Company's unrestricted available-for-sale marketable securities have contractual maturities of one year or less.
As of September 30, 2025, there was no impairment due to credit loss on any available-for-sale marketable securities.
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

	Fair Value Measurements as of September 30, 2025 (unaudited)
	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents
Cash	$56,614	$56,614	$—	$—
Money market funds	94,757	94,757	—	—
Marketable securities
Corporate debt securities	109,947	—	109,947	—
Municipal debt securities	5,712	—	5,712	—
U.S government agency securities	14,130	—	14,130	—
Other noncurrent assets
Marketable securities - restricted (SERP)	692	25	667	—
Restricted cash	1,450	1,450	—	—
Total assets at fair value	$283,302	$152,846	$130,456	$—
Liabilities:
Contingent consideration	$11,448	$—	$—	$11,448
Total liabilities at fair value	$11,448	$—	$—	$11,448

	Fair Value Measurements as of December 31, 2024
	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents
Cash	$37,830	$37,830	$—	$—
Money market funds	31,501	31,501	—	—
Marketable securities
Corporate debt securities	355,201	—	355,201	—
U.S. government agency debt securities	29,080	—	29,080	—
Other noncurrent assets
Marketable securities - restricted (SERP)	635	21	614	—
Total assets at fair value	$454,247	$69,352	$384,895	$—
Liabilities:
Contingent consideration	$47,340	$—	$—	$47,340
Total liabilities at fair value	$47,340	$—	$—	$47,340
Other Financial Instruments
The carrying amounts of other financial instruments, including accounts receivable, accounts payable, and accrued expenses approximate fair value due to their short-term maturities.
7. Contingent Consideration
The following table sets forth the contingent consideration liabilities (dollars in thousands):

	September 30, 2025	December 31, 2024
	(unaudited)
Reported under the following captions in the consolidated balance sheets:
Contingent consideration, current portion	$11,235	$47,340
Contingent consideration, long-term	213	—
Total	$11,448	$47,340
The Company's contingent consideration liabilities are related to the USWM Acquisition in 2020, the Adamas Acquisition in 2021, and the Sage Acquisition in 2025. The contingent consideration liabilities are measured at fair value using either a Monte Carlo simulation or the income approach. The Company classifies contingent consideration liabilities as Level 3 fair value measurements in the period where significant unobservable inputs were used to estimate fair value. These reflect the inputs and assumptions the Company believes would be made by market participants. Changes in any of those inputs together or in isolation may result in significantly lower or higher fair value measurement. The change in fair value is reported on the condensed consolidated statement of earnings (loss) in Contingent consideration loss (gain).
USWM Contingent Consideration
On June 9, 2020 (the USWM Closing Date), the Company completed its acquisition of all the outstanding equity of USWM Enterprises, LLC (USWM Enterprises) (USWM Acquisition). The USWM Acquisition included potential additional contingent consideration payments for regulatory and development milestones and sales-based milestones. At December 31, 2024, there were two remaining outstanding milestones, one related to the approval of ONAPGO and the other related to the commercial launch of ONAPGO. Both milestones were met in 2025 and the liability was accreted to the milestone amounts due resulting in the recognition of $7.7 million change in fair value of contingent consideration during 2025. In February 2025, the Company paid the $25 million milestone related to the FDA's approval of ONAPGO in February 2025. ONAPGO was launched in April 2025 and the $30 million milestone payment related to the commercial launch of ONAPGO, subject to certain holdbacks as permitted under the Sale and Purchase Agreement Relating to USWM Enterprises, LLC, dated April 28, 2020, by and between US WorldMeds Partners, LLC and Supernus Pharmaceuticals, Inc., (USWM Sale and Purchase Agreement) became due and payable. Of the $30 million, the Company paid $2.3 million in the second quarter and the remaining amount held was reclassified to Other current liabilities in the condensed consolidated balance sheet in the second quarter of 2025 as the milestone had been met but payment remains subject to certain holdbacks permitted under the USWM Sale and Purchase Agreement. The Company paid $1.9 million in the third quarter of 2025. The outstanding liability as of September 30, 2025 was $25.8 million, which included the principal amount held back and the interest. During the third quarter of 2025, USWorldsMeds Partners, LLC filed a complaint in the Superior Court of the State of Delaware seeking payment for the withheld amount, plus interest, attorney's fees and costs.
Adamas Contingent Consideration
On November 24, 2021 (the Adamas Closing Date), the Company completed its acquisition of all the outstanding equity of Adamas (Adamas Acquisition). The Adamas Acquisition included payment of two non-tradable contingent value rights (Adamas CVRs) each of which represents the contractual right to receive a contingent payment upon the achievement of the applicable aggregate worldwide net product sales of GOCOVRI.
Each Adamas CVR represents the contractual right to receive a contingent payment of $0.50 per share in cash, less any applicable withholding taxes and without interest, upon the achievement of the applicable milestone (each such amount, a Milestone Payment) in accordance with the terms of a Contingent Value Rights Agreement entered into between the Company and American Stock Transfer & Trust Company, LLC, as rights agent, as further defined in the Adamas CVR agreement. Achievement of the first milestone did not occur, and accordingly the first Milestone Payment did not become payable. As of September 30, 2025, only one of the Adamas CVRs remain. The remaining Milestone Payment is payable (subject to certain terms and conditions) upon the first occurrence of the achievement of aggregate worldwide net sales of GOCOVRI in excess of $225 million during any consecutive 12-month period ending on or before December 31, 2025 (2025 Milestone). The 2025 Milestone may only be achieved once.
As of September 30, 2025, the possible outcomes for the remaining 2025 Milestone contingent consideration is $0 or $25 million on an undiscounted basis. As of September 30, 2025, the probability of achievement of the 2025 Milestone is remote. The fair value of the contingent consideration liability related to the 2025 Milestone was $0 as of September 30, 2025 and December 31, 2024. The Company classified the contingent consideration liability as Level 3 fair value measurements as of September 30, 2025 and December 31, 2024.
The key assumptions considered in estimating the fair value of the Adamas sales-based milestones include the estimated revenue projections and probability of achievement of milestone.
Sage Contingent Consideration
On July 31, 2025, the Company completed the Sage Acquisition. The Sage Acquisition included payment of one contingent value right (Sage CVR) which represents the right to receive up to $3.50, which is governed by the terms of a contingent value rights agreement entered into between the Company and CVR Agent (Sage CVR Agreement), in cash, less any applicable withholding taxes and without interest.
Subject to the terms of the Sage CVR Agreement, (1) $1.00 per share would be payable if in any calendar year between closing and end of 2027, annual net sales (as defined in the Sage CVR Agreement) of ZURZUVAE allocable to Supernus or any of its affiliates reach $250 million or more in the U.S., (2) $1.00 per share would be payable if in any calendar year between closing and end of 2028, annual net sales (as defined in the Sage CVR Agreement) of ZURZUVAE allocable to Supernus or any of its affiliates reach $300 million or more in the U.S., (3) $1.00 per share would be payable if in any calendar year between closing and end of 2030, annual net sales (as defined in the Sage CVR Agreement) of ZURZUVAE allocable to Supernus or any of its affiliates reach $375 million or more in the U.S., and (4) $0.50 per share would be payable upon the first commercial sale in Japan to a third-party customer after regulatory approval for ZURZUVAE for the treatment of major depressive disorder (MDD) in Japan by June 30, 2026. The maximum amount payable with respect to a CVR issued in respect to each Share is $3.50, an aggregate of approximately $234 million. See Note 3, Sage Acquisition, for the key assumptions used in the valuation of the contingent consideration liability related to the Sage Acquisition.

Change in the Fair Value of Contingent Consideration
The following tables provide a reconciliation of the beginning and ending balances related to the contingent consideration liability for the USWM Acquisition, Adamas Acquisition, and Sage Acquisition (dollars in thousands):

	USWM Acquisition	Adamas Acquisition	Sage Acquisition	Total
Balance at December 31, 2024	$47,340	$—	$—	$47,340
Contingent consideration from Sage Acquisition	—	—	11,448	11,448
Change in fair value recognized in earnings	7,660	—	—	7,660
Milestone payments through June 30, 2025	(27,295)	—	—	(27,295)
Reclassification to Other Current Liabilities	(27,705)		—	(27,705)
Balance at September 30, 2025 (unaudited)	$—	$—	$11,448	$11,448
As aforementioned, the remaining liability as of June 30, 2025 for the contingent consideration related to the USWM Acquisition was reclassified to Other Current Liabilities in the second quarter of 2025. Thereafter, the Company made an additional milestone payment of $1.9 million in the third quarter of 2025.

	USWM Acquisition	Adamas Acquisition	Total
Balance at December 31, 2023	$46,400	$7,050	$53,450
Change in fair value recognized in earnings	130	(6,596)	(6,466)
Balance at September 30, 2024 (unaudited)	$46,530	$454	$46,984
The Company recorded the following changes in fair value of the contingent consideration liability for the USWM milestones:
•The Company recorded a $7.7 million expense due to the change in fair value of contingent consideration liabilities for the USWM milestones for the nine months ended September 30, 2025. No expense was recorded during the three months ended September 30, 2025. The Company recorded a $1.3 million expense and a $0.1 million expense due to the change in the fair value of the contingent consideration liabilities for the USWM milestones for the three and nine months ended September 30, 2024, respectively. The change in fair value of contingent consideration was primarily due to accretion to the full milestone payment amount with the achievement of the milestones. ONAPGO was approved by the FDA in February 2025 and was launched in April 2025.
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
The Company recorded the following changes in the fair value of contingent consideration liability for the Sage CVRs:
•The Company recorded a contingent consideration liability of $11.4 million at Sage Closing Date. No change in fair value was recorded during the three and nine months ended September 30, 2025 given the proximity of the Sage Acquisition to the reporting period end date.
8.    Goodwill and Intangible Assets, Net
Goodwill
The following table sets forth the gross carrying amounts of goodwill (dollars in thousands):

Balance as of December 31, 2024	$117,019
Goodwill from Sage Acquisition	2,061
Balance as of September 30, 2025 (unaudited)	$119,080
The increase in goodwill is from the Sage Acquisition. See Note 3, Sage Acquisition, for further discussion.

Intangible Assets, Net
The following table sets forth the gross carrying amounts and related accumulated amortization of intangible assets (dollars in thousands):

	September 30, 2025				December 31, 2024
	(unaudited)
	Remaining Weighted Average Life (Years)	Carrying Amount, Gross	Accumulated Amortization	Carrying Amount, Net	Carrying Amount, Gross	Accumulated Amortization	Carrying Amount, Net
Acquired in-process research and development		$—	$—	$—	$124,000	$—	$124,000
Intangible assets subject to amortization:
Acquired developed technology and product rights	6.6	951,811	(328,330)	623,481	661,311	(263,399)	397,912
Capitalized patent defense costs	—	43,820	(43,820)	—	43,820	(43,820)	—
Total intangible assets	6.6	$995,631	$(372,150)	$623,481	$829,131	$(307,219)	$521,912
Amortization expense for intangible assets was $24.3 million and $64.9 million for the three and nine months ended September 30, 2025, and $19.5 million and $59.7 million for the three and nine months ended September 30, 2024, respectively.
In February 2025, the FDA approved ONAPGO and as such, the research and development efforts for the Company's acquired in-process research and development asset is considered complete. As of the FDA approval date, the ONAPGO intangible asset is a definite-life intangible asset subject to amortization and has a useful life of 10 years.
In July 2025, the Company acquired ZURZUVAE® (zuranolone), the first and only FDA-approved oral medicine indicated for the treatment of PPD in adults. The ZURZUVAE intangible asset is a definite-lived intangible asset subject to amortization and has a useful life of 8 years.
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
9.    Debt
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
As of September 30, 2025 and December 31, 2024, there was no outstanding debt under the Credit Line.
10.    Share-Based Payments
Share-based compensation expense is as follows (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(unaudited)		(unaudited)
Research and development	$1,446	$1,350	$4,337	$3,946
Selling, general and administrative(1)	29,299	6,324	41,983	16,177
Total	$30,745	$7,674	$46,320	$20,123
(1) Includes $22.9 million of compensation expense related to the acceleration of certain Sage equity awards in connection with the Sage Acquisition in July 2025. The Company has $14.4 million of unrecognized compensation expense related to CVRs granted to holders of the accelerated Sage equity awards. This unrecognized compensation expense will be recognized if and when the milestones associated with the CVRs become probable of achievement.
Stock Option
The following table summarizes stock option activities:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)
Outstanding, December 31, 2024	6,719,073	$30.44	5.9
Granted	1,101,645	$33.82
Exercised	(1,171,953)	$23.71
Forfeited	(128,117)	$33.88
Outstanding, September 30, 2025 (unaudited)	6,520,648	$32.15	6.3

As of September 30, 2025 (unaudited):
Vested and expected to vest	6,520,648	$32.15	6.3
Exercisable	3,857,789	$31.76	4.8

As of December 31, 2024:
Vested and expected to vest	6,719,073	$30.44	5.9
Exercisable	4,137,283	$29.54	4.4
Restricted Stock Units
The following table summarizes restricted stock unit (RSU) activities:

	Number of RSUs	Weighted Average Grant Date Fair Value per Share
Nonvested, December 31, 2024	378,165	$32.48
Granted	172,725	$33.50
Vested	(137,923)	$32.31
Forfeited	(15,424)	$32.47
Nonvested, September 30, 2025 (unaudited)	397,543	$32.98

Performance Share Units
The following table summarizes performance share unit (PSU) activities:

	Performance-Based Units		Market-Based Units		Total PSUs
	Number of PSUs	Weighted Average Grant Date Fair Value per Share	Number of PSUs	Weighted Average Grant Date Fair Value per Share	Number of PSUs	Weighted Average Grant Date Fair Value per Share
Nonvested, December 31, 2024	324,685	$28.80	20,000	$28.63	344,685	$28.79
Granted	246,496	$32.84	—	$—	246,496	$32.84
Vested	(138,510)	$29.96	(20,000)	$28.63	(158,510)	$29.79
Forfeited	(38,800)	$30.31	—	$—	(38,800)	$30.31
Nonvested, September 30, 2025 (unaudited)	393,871	$30.77	—	$—	393,871	$30.77

11.    Earnings (Loss) per Share

The following table sets forth the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2025 and 2024 (dollars in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(unaudited)		(unaudited)
Numerator:
Net earnings (loss)	$(45,117)	$38,497	$(34,445)	$58,537
Denominator:
Weighted average shares outstanding, basic	56,552,741	55,149,760	56,133,918	54,977,199
Effect of dilutive securities:
Stock options and stock awards	—	866,590	—	813,986
Weighted average shares outstanding, diluted	56,552,741	56,016,350	56,133,918	55,791,185

Earnings (loss) per share, basic	$(0.80)	$0.70	$(0.61)	$1.06
Earnings (loss) per share, diluted	$(0.80)	$0.69	$(0.61)	$1.05
The following table sets forth the common stock equivalents of outstanding stock-based awards excluded in the calculation of diluted earnings (loss) per share, because their inclusion would be anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(unaudited)		(unaudited)
Stock options and stock awards	647,044	712,457	743,145	772,255

12.    Income Tax Expense (Benefit)
The following table provides information regarding the Company's income tax expense (benefit) for the three and nine months ended September 30, 2025 and 2024 (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(unaudited)		(unaudited)
Income tax expense (benefit)	$(12,837)	$6,446	$(12,671)	$12,951
Effective tax rate	22.2%	14.3%	26.9%	18.1%

Income tax benefit was $12.8 million (22.2% effective tax rate) and $12.7 million (26.9% effective tax rate) for the three and nine months ended September 30, 2025, as compared to an income tax expense of $6.4 million (14.3% effective tax rate) and $13.0 million (18.1% effective tax rate) for the three and nine months ended September 30, 2024. The change in income tax expense (benefit) in both periods was primarily due to decreased pre-tax book income for the three and nine months ended September 30, 2025, and higher forecasted earnings before taxes as compared to the same periods in 2024. The effective income tax rate for the three and nine months ended September 30, 2025 was higher compared to the same period in 2024 primarily due to a benefit for a state tax refund received in 2025 offset by costs related to the Sage Acquisition in July 2025.

The Company's effective income tax rates for the three months ended September 30, 2025 varies from the statutory federal tax rate in the United States (U.S. federal tax rate) of 21% primarily due to state taxes and non-deductible transaction costs, offset by tax benefits related to research and development tax credits. The Company's effective income tax rates for the nine months ended September 30, 2025 varies from the statutory federal tax rate in the United States (U.S. federal tax rate) of 21% primarily due to state taxes and non-deductible transaction costs, offset by tax benefits related to a state tax refund and research and development tax credits. The Company's effective income tax rates for the three and nine months ended September 30, 2024 vary from the statutory U.S. federal tax rate primarily due to state taxes, offset by tax benefits related to research and development tax credits.

The annual forecasted earnings represent the Company's best estimate as of September 30, 2025 and 2024, are subject to change and could have a material impact on the effective tax rate in subsequent periods. ASC 740, Income Taxes (ASC 740), requires the Company to estimate the annual effective income tax rate for the full year and apply it to pre-tax income (loss) for each interim period, taking into account year-to-date amounts and projected results for the full year.

On July 4, 2025, H.R.1, also referred to as the One Big Beautiful Bill Act (OBBBA), was signed into law in the U.S. The OBBBA includes changes to U.S. federal tax law, including extending and modifying certain key Tax Cuts and Jobs Act of 2017 provisions, and provisions allowing accelerated tax deductions for qualified property and research expenditures. The Company is currently planning to continue recovering the unamortized balance of research and development expenditures as of December 31, 2024, over the original five and fifteen year period, and will begin currently expensing research and development in 2025.
13.    Leases
Operating lease assets and lease liabilities as reported on the condensed consolidated balance sheets are as follows (dollars in thousands):

	Balance Sheet Classification	September 30, 2025	December 31, 2024
		(unaudited)
Assets
Operating lease assets	Other assets	$28,761	$24,477
Total lease assets		$28,761	$24,477

Liabilities
Operating lease liabilities, current portion	Accounts payable and accrued liabilities	$10,790	$6,889
Operating lease liabilities, long-term	Operating lease liabilities, long-term	31,422	27,382
Total lease liabilities		$42,212	$34,271

Supplemental cash flow information related to leases is as follows (dollars in thousands):

	Nine Months Ended September 30,
	2025	2024
	(unaudited)
Cash paid for operating leases	$14,415	$13,224
Lease assets obtained for new operating leases	9,941	3,547
Lease obtained from Sage Acquisition
As part of the Sage Acquisition, the Company acquired a lease for office space located in a multi-tenant building located in Cambridge, Massachusetts and classified this as an operating lease. Sages's office space lease term continues through February 28, 2030. See Note 3, Sage Acquisition, for the further discussion on the acquired lease asset and assumed lease liability.

14. Segment Reporting

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

The measure of the reportable segment assets is reported on the balance sheet as total assets.

The following table shows the segment revenue, significant segment expenses and net earnings (loss) (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(unaudited)		(unaudited)
Total revenues	$192,103	$175,689	$507,380	$487,658
Less: Significant segment expenses:
Cost of goods sold	18,965	17,583	51,555	51,808
Selling expenses	58,386	38,082	145,398	116,190
Marketing expenses	18,672	16,247	60,068	56,510
General and administrative expenses(a)	33,114	15,424	86,833	69,473
Acquisition-related expenses(b)	69,506	—	70,874	—
Research and development expenses
External development program expenses:
ONAPGO	352	71	1,613	1,164
SPN-820	1,111	6,668	8,073	20,010
SPN-817	4,872	2,815	11,889	5,835
Qelbree	3,168	5,621	9,805	11,552
ZURZUVAE	1,385	—	1,385	—
Early-stage programs and other expenses	5,173	4,343	11,865	12,516
Total external development program expenses	16,061	19,518	44,630	51,077
Internal employee-related expenses	13,305	9,518	33,778	29,072
Total research and development expenses	29,366	29,036	78,408	80,149
Other segment items(c)	9,211	20,820	48,689	54,991
Net earnings (loss)	$(45,117)	$38,497	$(34,445)	$58,537
(a) Excludes Sage Acquisition related expenses which are presented in the separate line item, Acquisition-related expenses, in the table above.
(b) Sage Acquisition related expenses includes primarily transaction costs incurred, post-combination employee-related expenses incurred by the Company, and share-based compensation expense for Sage incurred to accelerate the vesting of certain equity awards under the terms of the Merger Agreement.
(c) Other segment items include amortization of intangible assets, contingent consideration gain or loss, net interest and other income, and income tax expense or benefit whose amounts are disclosed in the condensed consolidated statement of earnings (loss).

15. Collaboration Agreements
Navitor
See Note 17, Commitments and Contingencies, for further details.
Shionogi
The Company is party to a collaboration and license agreement with Shionogi whereby Shionogi is responsible for all clinical development and regulatory filings for zuranolone in MDD and other indications in Japan, the Republic of Korea (South Korea), and Taiwan (together, the Shionogi Territory) and would be responsible for commercialization of zuranolone in the Shionogi Territory, if zuranolone is successfully developed and obtains marketing approval in any of the countries within the

Shionogi Territory. Shionogi was required to make an upfront payment to the Company of $90.0 million, and the Company is eligible to receive additional payments of up to $470.0 million if certain regulatory and commercial milestones are achieved by Shionogi. The potential future milestone payments include up to $55.0 million for the achievement of specified regulatory milestones, up to $30.0 million for the achievement of specified commercialization milestones, and up to $385.0 million for the achievement of specified net sales milestones. The Company is eligible to receive tiered royalties on sales of zuranolone in the Shionogi Territory, if development efforts are successful, with tiers averaging in the low to mid-twenty percent range, subject to other terms of the agreement. As between the Company and Shionogi, the Company maintains exclusive rights to develop and commercialize zuranolone outside of the Shionogi Territory. The upfront cash payment and any payments for milestones and royalties are non-refundable and non-creditable. Due to the uncertainty of pharmaceutical development and the high historical failure rates generally associated with drug development, the Company may not receive any milestone payments or any royalty payments from Shionogi.

Under the clinical supply agreement, the Company is obligated to manufacture and supply to Shionogi (i) clinical quantities of API reasonably required by Shionogi for the development of licensed products in the Shionogi Territory under the collaboration and license agreement and (ii) quantities of drug product reasonably required for use by Shionogi in Phase 1 clinical trials of zuranolone in the Shionogi Territory under the collaboration and license agreement, in the quantities agreed to by the parties. A commercial supply agreement has not yet been entered into and the parties are operating under the provisions of the existing clinical supply agreement. For the three and nine months ended September 30, 2025, the Company has not recognized any revenues under the Shionogi Collaboration Agreement.

Biogen

Under the terms of the Biogen Collaboration Agreement, the Company granted Biogen a co-exclusive license to develop and commercialize SAGE-217 products in the U.S., an exclusive license to develop and commercialize SAGE-217 products in all countries of the world other than the U.S. and the Shionogi Territory. The Company refers to the territories outside the U.S. to which Biogen has rights under the Biogen Collaboration Agreement with respect to SAGE-217 as the “Biogen Territory”.

Development and commercialization activities in the U.S. under the Biogen Collaboration Agreement are conducted pursuant to plans agreed to by the Company and Biogen and overseen by a joint steering committee that consists of an equal number of representatives of each party. The Company and Biogen share equally in the costs for development and commercialization, as well as the profits and losses upon FDA approval and commencement of product sales, in the U.S., subject to the Company’s opt-out right described below. Biogen is solely responsible for all development activities and costs related to any development and commercialization of SAGE-217 products for the Biogen Territory, and the Company will receive royalties on any sales in the Biogen Territory, as mentioned above. Biogen is the principal and records sales of SAGE-217 products globally. The Company is obligated to supply API and bulk drug product for the Biogen Territory and API, bulk drug product and final drug product for the U.S. to support development and commercialization activities. Biogen has the right to assume manufacturing responsibilities for API for the Biogen Territory at any time during the term of the Biogen Collaboration Agreement, and the Biogen Collaboration Agreement further provides that Biogen will, within a reasonable period of time, assume manufacturing responsibility for bulk drug product for the Biogen Territory.

Unless terminated earlier, the Biogen Collaboration Agreement will continue on a country-by-country basis until the date on which (a) in any country in the Biogen Territory, the royalty term has expired in such country, and (b) for the U.S., the parties agree to permanently cease to commercialize. Biogen also has the right to terminate the Biogen Collaboration Agreement for convenience in its entirety or as to a particular region, upon advance written notice. The Company has an opt-out right to convert the co-exclusive license in the U.S. to an exclusive license to Biogen. Following the exercise of the opt-out right, the Company would no longer share equally in the profits and losses in the U.S. and would be entitled to receive certain royalty payments at percentage rates ranging from the low to high twenties and additional sales milestones.

While Biogen is considered the principal in transactions with customers for the sale of ZURZUVAE globally, the Company is also engaged in significant commercialization activities, including maintaining its own U.S. direct sales force. The Company presents its proportionate share of Biogen’s ZURZUVAE sales to customers in the U.S. as Collaboration revenue (ZURZUVAE) within the condensed consolidated statements of earnings. Payments to or reimbursements from Biogen related to the agreement of the parties to share equally in all revenue and costs are accounted for as an increase to Collaboration revenue (ZURZUVAE), an increase to or reduction of cost of revenues, research and development expenses, or selling, general and administrative expenses, in the condensed consolidated statements of earnings, depending on the nature of the activity.

To record its proportionate share of collaboration revenue from Biogen’s sales of ZURZUVAE to customers in the U.S., the Company utilizes certain information from Biogen, including revenue from the sale of the product and associated reserves on revenue.

The following table summarizes the Company’s proportionate share of the activity under the Biogen Collaboration Agreement:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2025	2025
	(unaudited)
Collaboration revenue (ZURZUVAE)	$20,164	$20,164
Cost of revenues	434	434
Research and development expenses	(928)	(928)
Selling, general and administrative expenses	13,561	13,561
Amounts receivable from Biogen related to the Biogen Collaboration Agreement are recorded within Accounts receivable, net on the condensed consolidated balance sheets and were $19.9 million as of September 30, 2025. There were no amounts receivable from Biogen as of December 31, 2024.
16.    Composition of Other Balance Sheet Items
The following details the composition of other balance sheet items (dollars in thousands for amounts in tables):
Inventories, Net

	September 30, 2025	December 31, 2024
	(unaudited)
Raw materials	$56,988	$11,127
Work in process	33,407	26,725
Finished goods	16,705	16,441
Total	$107,100	$54,293
Inventories, net as reported on the condensed consolidated balance sheets are as follows (dollars in thousands):

	Balance Sheet Classification	September 30, 2025	December 31, 2024
		(unaudited)

Current inventory	Inventories, net	$79,399	$54,293
Noncurrent inventory	Other Assets	27,701	—
Total		$107,100	$54,293
Property and Equipment, Net

	September 30, 2025	December 31, 2024
	(unaudited)
Lab equipment and furniture	$13,916	$13,370
Leasehold improvements	14,024	14,023
Software	883	883
Computer equipment	1,264	1,112
Subtotal	30,087	29,388
Less accumulated depreciation and amortization	(19,460)	(17,843)
Property and equipment, net	$10,627	$11,545
Depreciation and amortization expense on property and equipment was approximately $0.5 million and $1.6 million for the three and nine months ended September 30, 2025 and $0.6 million and $1.8 million for the three and nine months ended September 30, 2024, respectively.
Accounts Payable and Accrued Liabilities

	September 30, 2025	December 31, 2024
	(unaudited)
Accounts payable	$8,177	$4,587
Accrued compensation, benefits, & related accruals	35,297	21,225
Accrued sales & marketing	14,838	11,007
Accrued manufacturing expenses	13,099	11,652
Accrued R&D expenses	9,109	5,898
Operating lease liabilities, current portion(1)	10,790	6,889
Accrued royalties(2)	3,868	8,105
Other accrued expenses	13,435	6,989
Total	$108,613	$76,352
_______________________________
(1) Refer to Note 13, Leases.
(2) Refer to Note 17, Commitments and Contingencies.
Accrued Product Returns and Rebates

	September 30, 2025	December 31, 2024
	(unaudited)
Accrued product rebates	$141,190	$115,330
Accrued product returns	43,269	53,375
Total	$184,459	$168,705
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
Through the Sage Acquisition, the Company acquired licensing agreements with other pharmaceutical companies for

ZURZUVAE (zuranolone). See Note 2, Summary of Significant Accounting Policies - Revenue Recognition - Collaborative Arrangements and Note 15, Collaboration Agreements for further details.
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
Claims and Litigation
From time to time, any of Supernus Pharmaceuticals, Inc. or one or more of its subsidiaries may be involved in various claims, litigation, legal proceedings, and governmental and regulatory investigations. These matters may involve patent litigation, product liability, product-related litigation, securities law-related litigation, commercial and other matters, and government investigations, among others. On a quarterly basis, the Company reviews the status of each significant matter and assesses its potential financial exposure. If the potential loss from any claim, asserted or unasserted, or legal proceeding is considered probable and the amount can be reasonably estimated, the Company will accrue a liability for the estimated loss. Because of uncertainties related to claims, legal proceedings and litigation, accruals will be based on the Company's best estimates based on available information. The Company may reassess the potential liability related to these matters and may revise these estimates. The process of resolving matters through litigation or other means is inherently uncertain and it is possible that an unfavorable resolution of these matters will adversely affect the Company, its results of operations, financial condition and cash flows.
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

APOKYN Litigation
On October 3, 2022, Sage Chemical, Inc. and TruPharma, LLC filed a lawsuit in the United States District Court for the District of Delaware (Case No.22-cv-1302) alleging that Supernus Pharmaceuticals, Inc., Britannia Pharmaceuticals Limited and US WorldMeds Partners, LLC violated state and federal antitrust law in connection with APOKYN. On October 16, 2022, Plaintiffs amended their complaint to add additional defendants MDD US Enterprises, LLC, MDD US Operations, LLC (each a subsidiary of Supernus Pharmaceuticals, Inc.), USWM, LLC, and individual defendants Paul Breckinridge Jones, Sr., Herbert Lee Warren, Jr., Henry Van Den Berg, and Kristin L. Gullo. On January 10, 2023, Defendants filed an Omnibus Motion to Dismiss the Amended Complaint seeking dismissal of each of Plaintiffs' claims and the lawsuit in its entirety and US WorldMeds with USWM, Britannia, and the group of individual defendants each filed separate motions to dismiss. On March 12, 2024, following oral argument before the Court on the afternoon of March 11, 2024, the Court issued an Oral Order granting Defendants' motion to stay depositions until the court resolved Defendants' motions to dismiss. On May 9, 2024, and May 28, 2024, respectively, the Court denied the Defendants' omnibus motion and the Britannia motion to dismiss. The Court lifted the stay on fact depositions, which are now mostly completed. The time period for completion of fact discovery concluded in February 2025, but Plaintiffs continue to seek depositions from two US WorldMeds’ executives, including its former CEO. Briefing on this dispute has been completed and a hearing was scheduled for August 4, 2025. Plaintiffs also are seeking to take international depositions of a Britannia employee and a former Britannia employee. Plaintiffs also are actively pursuing additional document production from the Company to which the Company objects. On May 31, 2024, and June 4, 2024, respectively, the Court granted the individual defendants' motion to dismiss and the US WorldMeds and USWM motion to dismiss. On August 29, 2024, the Court entered an Order that revived the claims against US WorldMeds Partners, LLC and USWM, LLC on December 5, 2024. On December 6, 2024, Plaintiffs filed a second amended complaint, which added US WorldMeds and USWM back to the case. US WorldMeds Partners, LLC and USWM, LLC have filed a Motion for Leave to File an Early Summary Judgment Motion. This Motion has been briefed but the Court has not made a ruling to date. On November 4, 2024, the Court issued a scheduling order that provides for a Pretrial Conference on December 10, 2025, and a jury trial beginning on January 5, 2026. On January 3, 2025, the Court issued an Oral Order requiring the parties to "engage in in-person mediation in good faith" and jointly select an agreed-upon mediator. The parties agreed jointly to a mediator and mediation was held in April 2025 that did not result in settlement for any of the parties.
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
Sage Legal Proceedings
Merger Complaints
In connection with the Merger Agreement and Sage's Board of Directors' (Sage Board) recommendation to Sage shareholders to tender their shares pursuant to the tender offer, two purported Sage shareholders filed complaints in state court against Sage and each member of the Sage Board. Among other things, the complaints assert claims for negligent misrepresentation and concealment and negligence under New York common law. Sage has also received certain demand letters from other purported shareholders with similar allegations to those contained in the complaints. Additional demand letters may be received by Sage and additional complaints may be filed against Sage, the Sage Board, Supernus and Saphire, Inc. in connection with the Merger Agreement and tender offer.
Securities Class Action
On August 28, 2024, named plaintiff Darren Korver filed a purported federal securities class action lawsuit in the Southern District of New York against Sage and individuals, Barry E. Greene and Kimi Iguchi (Securities Class Action). The complaint in the Securities Class Action alleges violations of U.S. securities laws under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder and seeks an as-yet unspecified amount of damages allegedly sustained by parties who purchased Sage stock between April 12, 2021 and July 23, 2024, as well as applicable attorneys’ fees and costs. Sage denies any allegations of wrongdoing and intends to vigorously defend against the Securities Class Action.

U.S. Securities and Exchange Commission (SEC) Investigation
On October 16, 2024, Sage received a subpoena from the Enforcement Division of the SEC requesting documents and information related to Sage’s NDA for zuranolone for the treatment of major depressive disorder (MDD), including communications with the FDA and any communications containing material nonpublic information. The Company is cooperating with the SEC and intends to continue to provide information responsive to the SEC’s requests.
Consolidated Derivative Litigations
On March 26, 2025, plaintiff shareholder Qingping Zhu commenced derivative litigation in the Southern District of New York, purportedly on behalf of Sage, against sixteen current and former officers and directors of Sage (the “Zhu Derivative Litigation”). Based significantly on the allegations underlying the Securities Class Action, the Zhu Derivative Litigation alleges violations of Section 14(a) of the Exchange Act and Rule 14a-9 promulgated thereunder, breaches of fiduciary duty, unjust enrichment, and waste of corporate assets, and seeks unspecified damages and various equitable relief. On April 14, 2025, the Southern District of New York granted a stay of the Zhu Derivative Litigation pending the resolution of the motion to dismiss the amended complaint in the Securities Class Action.
On May 13, 2025, plaintiff shareholder Jurgen Matton commenced derivative litigation in the Southern District of New York, purportedly on behalf of Sage Therapeutics, against sixteen current and former officers and directors of Sage Therapeutics (the “Matton Derivative Litigation”). Based significantly on the allegations underlying the Securities Class Action, the Matton Derivative Litigation alleges violations of Section 14(a) of the Exchange Act and Rule 14a-9 promulgated thereunder, breaches of fiduciary duty, unjust enrichment, and waste of corporate assets, and seeks unspecified damages and various equitable relief.

On May 22, 2025, plaintiff shareholder Joseph Pizzelanti commenced derivative litigation in the Southern District of New York, purportedly on behalf of Sage Therapeutics, against sixteen current and former officers and directors of the Company (the “Pizzelanti Derivative Litigation”). Based significantly on the allegations underlying the Securities Class Action, the Pizzelanti Derivative Litigation alleges violations of Section 14(a) of the Exchange Act and Rule 14a-9 promulgated thereunder, breaches of fiduciary duty, unjust enrichment, and waste of corporate assets, and seeks unspecified damages and various equitable relief.

On June 20, 2025, Sage, along with other relevant parties, submitted for the Southern District of New York’s approval of a consolidation of the Zhu Derivative Litigation with the Matton Derivative Litigation and the Pizzelanti Derivative Litigation (the “Consolidated Derivative Litigation”).
At this time, the Company is unable to predict the outcome of the Merger Complaints, Securities Class Action, the SEC investigation, or the Consolidated Derivative Litigation, or reasonably estimate a range of possible losses. The outcome of the matters described above cannot be predicted with certainty.

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
Unless the content requires otherwise, the words "Supernus," "we," "our" and "the Company" refer to Supernus Pharmaceuticals, Inc. and/or one or more of its subsidiaries, as the case may be. These terms are used solely for the convenience of the reader. Supernus Pharmaceuticals, Inc. and each of its subsidiaries are distinct legal entities. For example, MDD US Operations, LLC, a wholly-owned indirect subsidiary of Supernus Pharmaceuticals, Inc., is the exclusive licensee and distributor of APOKYN and ONAPGO in the United States and its territories. Adamas Operations, LLC, a wholly-owned indirect subsidiary of Supernus Pharmaceuticals, Inc., wholly owns the patents and patent applications related to GOCOVRI and Osmolex ER and has a license agreement with Supernus Pharmaceuticals, Inc., granting Supernus Pharmaceuticals, Inc. rights to market and sell GOCOVRI and Osmolex ER. Sage Therapeutics, LLC, a wholly-owned indirect subsidiary of Supernus Pharmaceuticals, Inc., has granted Supernus Pharmaceuticals, Inc. a license to market and sell zuranolone in the United States.
Solely for convenience, in this Quarterly Report on Form 10-Q, the trade names are referred to without the TM symbols and the trademark registrations are referred to without the circled R, but such references should not be construed as any indicator that the Company will not assert, to the fullest extent under applicable law, our rights thereto.

Overview
We are a biopharmaceutical company focused on developing and commercializing products for the treatment of central nervous system (CNS) diseases. Our diverse neuroscience portfolio includes approved treatments for attention-deficit hyperactivity disorder (ADHD), dyskinesia in Parkinson's Disease (PD) patients receiving levodopa-based therapy, hypomobility in PD, postpartum depression (PPD), epilepsy, migraine, cervical dystonia, and chronic sialorrhea. We are developing a broad range of novel CNS product candidates including new potential treatments for epilepsy, depression, and other CNS disorders.
2025 Acquisition of Sage Therapeutics, Inc. (Sage) and Reorganization
On July 31, 2025, the Company completed its previously announced acquisition of Sage when Saphire, Inc., a Delaware corporation and wholly owned subsidiary of the Company (Purchaser), was merged with and into Sage (the Merger), with Sage continuing as the surviving corporation in the Merger as a wholly owned subsidiary of the Company (the Sage Acquisition). At the time of the Sage Acquisition, Sage had an established commercial product in its portfolio, ZURZUVAE.
Following the Sage Acquisition, during the third quarter of 2025, Sage Therapeutics, Inc. was reorganized into Sage Therapeutics, LLC.
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
•ZURZUVAE® (zuranolone) capsules is the first and only FDA approved oral medicine indicated for the treatment of PPD in adults. ZURZUVAE is a neuroactive steroid that is a positive allosteric modulator of GABAA receptors, targeting both synaptic and extrasynaptic GABAA receptors, and is the first oral, once-daily, 14-day treatment specifically indicated for adults with PPD. ZURZUVAE became commercially available in the U.S. in December 2023 as a treatment option for women with PPD. The Company and our collaboration partner, Biogen, are jointly commercializing ZURZUVAE in the U.S. under the Biogen Collaboration Agreement. The Company and Biogen equally share in all operating profits and losses arising from sales of ZURZUVAE in the U.S., with Biogen recording such product sales.
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
SPN-820 (NV-5138)
SPN-820 is a novel, first in class, intracellular enhancer of mechanistic target of rapamycin complex 1 (mTORC1) signaling. Depression is associated with synapse loss and reduced synaptic plasticity in key brain regions including the prefrontal cortex and increasing mTORC1-mediated synaptic plasticity is a promising avenue to treat depression and associated symptoms. SPN-820 selectively binds to intracellular sestrin proteins and subsequently engages a cascade of multi-protein complexes, enhancing mTORC1 signaling. The intracellular mechanism and the lack of binding to cell surface receptors suggests the potential for a differentiated safety profile and is unlikely to have abuse potential.
In February 2025, the Company reported topline results from a randomized double-blind placebo-controlled Phase 2b study of SPN-820 in adults with treatment-resistant depression (TRD) following four weeks of chronic daily dosing. The study did not demonstrate a statistically significant improvement on the primary and secondary endpoints. The safety profile of SPN-820 was consistent with previous clinical trials, showing few adverse events.
The Company plans to initiate a follow-on randomized double-blind placebo-controlled Phase 2b adjunctive trial in adults with major depressive disorder (MDD). For drugs that work through the mTORC1 pathway, emerging data indicates that chronic daily dosing may actively suppress sustained neuroplasticity and antidepressant benefits. Accordingly, the follow-on Phase 2b study will utilize intermittent dosing.
SPN-443 – Novel stimulant for the treatment of ADHD
The Company completed a Phase 1 single dose study in healthy adults in 2024 following submission of an Investigational New Drug Application. The study was a first in human, pilot pharmacokinetic study of two oral formulations of SPN-443 in healthy adults. The primary objective of the study was to assess safety and tolerability. This molecule, along with its major metabolites, is an inhibitor of norepinephrine, dopamine and serotonin, also known as a triple reuptake inhibitor. Both formulations of SPN-443 showed adequate bioavailability and were well tolerated.

Zuranolone
The Company has granted Biogen sole rights to develop and commercialize zuranolone outside the U.S., other than in Japan, Taiwan and South Korea where it has granted those rights to Shionogi & Co., Ltd. (Shionogi). Shionogi is currently developing zuranolone for the treatment of patients with MDD in Japan, and in the third quarter of 2024, Shionogi reported that it submitted a new drug application (NDA) in Japan for zuranolone for the treatment of MDD. In the third quarter of 2025, Biogen received approval for zuranolone for the treatment of PPD by the European Medicines Agency (EMA) and Medicines Healthcare Regulatory Agency (MHRA) in Europe and the United Kingdom (U.K.) respectively.
Commercial Highlights

•ONAPGO, the first and only subcutaneous apomorphine infusion device for the treatment of motor fluctuations in adults with advanced Parkinson's disease, generated net product sales of $6.8 million in its first full quarter following U.S. commercial launch in April 2025. More than 1,300 enrollment forms were submitted by over 450 prescribers from launch through September 30, 2025.

•Due to stronger than expected demand for ONAPGO, supplier constraints are impacting the Company's ability to fully meet this demand. As a result of this supply imbalance, the Company is prioritizing care for patients currently on ONAPGO. This requires pausing delivery to patients who have not started ONAPGO. The Company is working to build adequate inventory and resume new patient initiation as soon as possible, and will provide timely updates as progress is made in resolving this supply constraint.

•Collaboration revenue from ZURZUVAE was $20.2 million in the third quarter of 2025, representing approximately two months of collaboration revenue reported by Supernus since the closing of the Sage Acquisition on July 31, 2025. Collaboration revenue (ZURZUVAE) represents 50% of the net revenues for ZURZUVAE recorded by Biogen Inc. Full third quarter 2025 U.S sales of ZURZUVAE, as reported by Biogen Inc., increased approximately 150% compared to the same period in 2024 and approximately 19% compared to the second quarter of 2025.

•Net sales of Qelbree increased 31% to $81.4 million in the third quarter of 2025, compared to the same period in 2024. Total IQVIA prescriptions for Qelbree were 238,770 for the third quarter 2025, representing an increase of 23% compared to the same period in the prior year.

•Net sales of GOCOVRI increased 15% to $40.8 million in the third quarter of 2025, compared to the same period in 2024, driven by growth in prescriptions and number of prescribers.
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
SPN-443 – Novel stimulant for ADHD
•The Company has selected ADHD as the lead indication for SPN-443 and expects to initiate a Phase 1 single-ascending/multiple ascending dose study in adult healthy volunteers in 2026.
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
We believe the judgments, estimates, and assumptions associated with the following critical accounting policies have the greatest potential impact on our condensed consolidated financial statements:
•Revenue recognition;
•Business combination and valuation of acquired assets;
•Valuation of contingent consideration;
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
The variability in the net transaction price for our products arises primarily from the aforementioned sales deductions. Significant judgment is required in estimating certain sales deductions, including rebates and returns. In making these estimates, we consider: historical experience; product price increases; current contractual arrangements under applicable payor programs; unbilled claims; processing time lags for claims; inventory levels in the wholesale, specialty pharmacy, and retail distribution channel; and product life cycle. We adjust our estimates at the earlier of when the most likely amount of consideration we expect to receive changes, or when the consideration becomes fixed. Variable consideration on product sales is only recognized when it is probable that a significant reversal will not occur. If actual results in the future vary from our estimates, we adjust our estimates in the period identified. These adjustments could materially affect net product sales and earnings in the period in which the adjustment(s) is recorded. Refer to Part I, Item 1— Financial Statements, Note 2, Summary of Significant Accounting Policies, in the Notes to the Condensed Consolidated Financial Statements, for further discussion on each of the different sales deductions. While sales rebates have been relatively predictable based on historical experience such that there have not been material changes in estimates in prior periods, there have been critical estimates associated with rebates and returns that may result in significant variability as further discussed below.
Returns
We maintain a return policy that allows our customers to return products within a specified period of time. Sales of our products are not subject to a general right of return; however, we will accept return of expired product 6 months prior to, and up to 12 months subsequent to, the product's expiry date for certain products. Our products have a shelf life of up to 48 months from date of manufacture. The product return accrual is estimated principally based on historical experience, the level and estimated shelf life of inventory in the distribution channel, changes in the current wholesaler prices, our return policy and expected market events, including generic competition. The time lag from date of sale of our products when we accrue our provision for product returns and the time at which we issue credit for expired product can occur up to several years after the sale of our product. Estimates associated with our provision for product returns are particularly susceptible to adjustment given the extensive time lag. The Company launched Qelbree in May 2021. The Company is actively monitoring returns activity in light of the timeline from the date of sale and the time at which we issue credit for expired products. We had favorable actual returns in 2024 and year to date 2025 for Qelbree and as a result, the Company changed its estimated provision for Qelbree product returns based on the most recent experience. The Company has entered into settlement and license agreements with third parties, permitting the sale of a generic version of Trokendi XR beginning in January 2023. In addition, the Company entered into settlement and license agreements with third parties, permitting the sale of a generic version of Oxtellar XR beginning in September 2024. The Company is actively monitoring returns activity in light of the loss of exclusivity and actual and possible further future sales decline based on timing of generic entry. The entry of a generic competitor may cause our future Trokendi XR and Oxtellar XR product return rates to change from historical trends, and this change could have a material effect on the future provision for product returns. Historically, we have experienced changes in estimates in return reserve calculations, but those adjustments have not been material to net earnings. However, given the extensive number of inputs and assumptions, described above, future changes in our return reserves could be material.

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
Business Combinations and Valuation of Acquired Assets
The Company completed the Sage Acquisition on July 31, 2025. The transaction was accounted for as a business combination. To determine whether the acquisition should be accounted for as a business combination or as an asset acquisition, the Company made certain judgments regarding whether the acquired set of activities and assets met the definition of a business. Judgment is required in assessing whether the acquired processes or activities, along with their inputs, would be substantive to constitute a business, as defined by U.S. GAAP.
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
Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction, and therefore represents an exit price. When identifiable intangible assets, are acquired, we determine the fair values of the assets as of the acquisition date. An income approach, which generally relies upon projected cash flow models, is used in estimating the fair value of the acquired intangible assets. These cash flow projections are based on management's estimates of economic and market conditions including: the estimated future cash flows from revenues of acquired assets; the timing and projection of costs and expenses, discount rates; and tax rates.
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
Refer to Note 3, Sage Acquisition, for further information.
Valuation of Contingent Consideration

We record contingent consideration resulting from a business combination at its fair value on the acquisition date. During the measurement period, if we obtain new information regarding facts and circumstances that existed as of the Sage Acquisition Closing Date that, if known, would have resulted in revised estimates of fair values of acquired assets, assumed liabilities or contingent consideration, the Company will accordingly revise its estimates of fair values and purchase price allocation. In addition, on a quarterly basis, we will revalue the contingent consideration liability and record increases or decreases in their fair value as an adjustment to operating earnings. The determination of the initial and subsequent value of the contingent consideration liability requires significant judgment by management. Changes in any of the inputs not related to facts and circumstances existing as of the acquisition date may result in a significant fair value adjustment, which can impact the results of operations in the period in which the adjustment is made.
As of September 30, 2025 and December 31, 2024 the Company reported contingent consideration liability of $11.4 million and $47.0 million, respectively, in its condensed consolidated balance sheets related to the Sage Acquisition, USWM Acquisition, and Adamas Acquisition.
The Sage contingent consideration liability was $11.4 million as of September 30, 2025 is primarily associated with the fair value of the regulatory and commercial milestone and sale milestone contingent consideration payments. The key assumptions considered in estimating the fair value include the estimated probability and timing of milestone achievement, such as the probability and timing of obtaining regulatory approval in Japan. The drug regulatory approval process is inherently uncertain, and any adverse action taken by the Pharmaceuticals and Medical Devices Agency in Japan can potentially impact our estimated fair value of these regulatory and commercial activities milestones. The contingent consideration is related to one non-tradable contingent value right (CVR) which represents the contractual right to receive a contingent payment upon the achievement of the applicable regulatory and commercial milestones and sales-based milestones. The estimated fair value of the contingent consideration was determined using the Monte Carlo simulation. The key assumptions considered include the estimated amount and timing of projected cash flows, volatility, estimated discount rates and risk-free interest rate. The possible outcomes for the contingent consideration range from $0 to $234 million on an undiscounted basis. Refer to Note 3, Sage Acquisition, and Note 7, Contingent Consideration, for further information.
Impairment of Definite-Lived Intangible Assets
Management assesses the potential impairment of our finite-lived intangibles whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The carrying amount of the definite-lived intangible assets, net was $623.5 million as of September 30, 2025. Changes that could prompt such an assessment may include significant or adverse changes in the legal and regulatory environment, the introduction or advancement of competitive products and product candidates, changes in market demand, declining revenue and/or other events that indicate it is more likely than not that fair value is less than its carrying value. If a review of the definite-lived intangibles indicates that the carrying value of certain of these assets is more than the estimated undiscounted future cash flows, an impairment charge is made, as required, to adjust the carrying value to the estimated fair value. Evaluating for impairment requires judgment, including evaluating current economic and competitive circumstances, estimating future cash flows, future growth rates and future profitability. The primary inputs and assumptions used in the model included timing and projections of estimated future revenues and cash flows, loss of exclusivity, and discount rate. If the carrying amount of the asset exceeds its fair value, the Company writes down the asset to its estimated fair value, and an impairment loss equal to the difference between the assets fair value and carrying value is recognized in the consolidated statement of earnings (loss) in the period at which such determination is made. The use of different assumptions could increase or decrease the estimated fair value of assets and could therefore affect any impairment measurement. There were no impairment charges for the three and nine months ended September 30, 2025.

Results of Operations
Comparison of the Three and Nine Months ended Months Ended September 30, 2025 and 2024
Revenues
Revenues consist primarily of net product sales of our commercial products in the U.S., supplemented by royalty and licensing revenues from our collaborative licensing arrangements. The following table provides information regarding our revenues during the three and nine months ended months ended September 30, 2025 (dollars in thousands):

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2025	2024	Amount	Percent	2025	2024	Amount	Percent
Net product sales
Qelbree	$81,416	$62,359	$19,057	31%	$223,708	$166,857	$56,851	34%
GOCOVRI	40,849	35,657	5,192	15%	108,198	93,922	14,276	15%
APOKYN	10,387	19,867	(9,480)	(48)%	38,183	53,811	(15,628)	(29)%
Trokendi XR	10,043	15,318	(5,275)	(34)%	34,037	48,393	(14,356)	(30)%
Oxtellar XR	12,016	29,805	(17,789)	(60)%	33,851	86,265	(52,414)	(61)%
ONAPGO	6,806	—	6,806	100%	8,410	—	8,410	100%
Other(1)	7,025	7,296	(271)	(4)%	22,138	22,053	85	—%
Total net product sales	168,542	170,302	(1,760)	(1)%	468,525	471,301	(2,776)	(1)%
Collaboration revenue (ZURZUVAE)(2)	20,164	—	20,164	100%	20,164	—	20,164	100%
Royalty, licensing and other revenues	3,397	5,387	(1,990)	(37)%	18,691	16,357	2,334	14%
Total revenues	$192,103	$175,689	$16,414	9%	$507,380	$487,658	$19,722	4%
___________________________________________
(1) Includes net product sales of MYOBLOC, XADAGO and Osmolex ER.
(2) Includes the Company's proportionate share of sales of ZURZUVAE.
Net Product Sales
Net product sales were $168.5 million and $170.3 million for the three months ended September 30, 2025 and 2024, respectively. Net product sales were $468.5 million and $471.3 million for the nine months ended September 30, 2025 and 2024, respectively. The decrease in both periods was primarily due to the decline in net product sales of APOKYN due to lower volume and decline in net product sales of Oxtellar XR and Trokendi XR due to generic erosion, partially offset by the increases in net product sales from Qelbree and GOCOVRI due to higher volume and higher price, and ONAPGO which was launched in the second quarter of 2025.
Adjustments related to prior year sales for the nine months period ended September 30, 2025 is approximately 4% of net product sales. The majority of the adjustments is attributable to Qelbree, reflecting favorable actual returns experienced in 2025. As a result, the Company changed its estimated provision for product returns based on the most recent experience. Adjustments related to prior year sales for the nine months period ended September 30, 2024 was approximately 2% of net product sales. Refer to discussion Sales Deductions and Related Accruals below.
We do not currently own or operate manufacturing facilities for the commercial production of any of our commercial products. We currently depend on third-party clinical manufacturing organizations (CMOs), who offer a comprehensive range of contract manufacturing and packaging services, in various countries for the supply of active product ingredients (API), finished goods for our commercial products. For most of our commercial products, we rely on single source suppliers to produce and package final dosage forms for our products and raw materials, including API.
On November 4, 2025, the Company announced that due to stronger than expected demand for ONAPGO, supplier constraints are impacting the Company's ability to fully meet this demand. ONAPGO is manufactured in Europe, supplied to us by our ONAPGO licensing partner, and packaged in the U.S. by a third-party CMO. We rely on single source suppliers to produce and package final dosage forms for ONAPGO. A change in supplier would require regulatory approval which could cause a delay in manufacturing and a possible loss of sales, which could affect future operating results adversely.
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
The following table provides a summary of activity with respect to accrued product returns and rebates and sales discounts during the periods indicated (dollars in thousands):

	Accrued Product Returns and Rebates
	Product Returns	Product Rebates	Sales Discounts	Total
Balance at December 31, 2024	$53,375	$115,330	$12,347	$181,052
Provision related to:
Current year sales	9,672	295,476	51,015	356,163
Prior year sales	(16,312)	(330)	40	(16,602)
Total provision	(6,640)	295,146	51,055	339,561
Less: Actual payments/credits	(3,466)	(269,286)	(45,098)	(317,850)
Balance at September 30, 2025	$43,269	$141,190	$18,304	$202,763

	Accrued Product Returns and Rebates
	Product Returns	Product Rebates	Sales Discounts	Total
Balance at December 31, 2023	$57,290	$96,984	$10,719	$164,993
Provision related to:
Current year sales	15,615	295,831	52,372	363,818
Prior year sales	(7,345)	(2,244)	(6)	(9,595)
Total provision	8,270	293,587	52,366	354,223
Less: Actual payments/credits	(8,131)	(278,876)	(52,097)	(339,104)
Balance at September 30, 2024	$57,429	$111,695	$10,988	$180,112
Accrued Product Returns and Rebates
The accrued product returns balance decreased to $43.3 million as of September 30, 2025 from $57.4 million as of September 30, 2024. This decrease was primarily due to the $16.3 million of estimated provision for product returns related to prior year sales. The majority of the provision for product returns related to prior year sales is attributable to Qelbree, reflecting continued favorable actual returns experienced in 2025 for Qelbree. As a result, the Company changed its estimated provision for product returns based on the most recent experience.
The accrued product rebates balance increased to $141.2 million as of September 30, 2025 from $111.7 million as of September 30, 2024 primarily due to timing of payments associated with government programs.
Provision for Product Returns and Rebates
The provision for product returns decreased to $(6.6) million for the three months ended September 30, 2025 from $8.3 million for the three months ended September 30, 2024. The decrease was primarily due to the aforementioned reduction of $16.3 million of estimated provision for product returns related to prior year sales.
The provision for product rebates increased to $295.1 million for nine months ended September 30, 2025 from $293.6 million for the nine months ended September 30, 2024. The increase was primarily attributable to higher Qelbree sales and unfavorability in government programs as a result of product price increases in Q1 2025.
Collaboration Revenue (ZURZUVAE)
Collaboration revenue (ZURZUVAE) was $20.2 million for the three months ended September 30, 2025 and for the nine months ended September 30, 2025. The increase was due to the Sage Acquisition in July 2025.

Royalty, Licensing and Other Revenues
Royalty, licensing and other revenues were $3.4 million and $5.4 million for the three months ended September 30, 2025 and 2024, respectively. The decrease was primarily due to lower royalty revenues. Royalty, licensing and other revenues were $18.7 million and $16.4 million for the nine months ended September 30, 2025 and 2024, respectively. The increase was primarily due to an increase in licensing revenues related to the achievement of a milestone under a licensing agreement for Qelbree, and an increase in royalty revenues from Oxtellar XR. The Company entered into settlement and license agreements that allowed a third party to enter the Oxtellar XR market in September 2024.
Cost of Revenues
Cost of revenues was $19.0 million and $17.6 million for the three months ended September 30, 2025 and 2024, respectively. The increase was primarily driven by increases in Qelbree due to higher sales and ONAPGO which was launched in the second quarter of 2025 partially offset by lower APOKYN royalties due to lower sales offset. Cost of revenues was $51.6 million and $51.8 million for the nine months ended September 30, 2025 and 2024, respectively. The decrease in was primarily driven by lower APOKYN royalties due to lower sales and decrease in Oxtellar XR sales due to generic erosion, principally offset by increases in Qelbree due to higher sales and ONAPGO, which was launched in the second quarter of 2025.
Research and Development Expenses
Research and Development (R&D) expenses were $29.4 million and $29.0 million for the three months ended September 30, 2025 and 2024, respectively. R&D expenses were $78.4 million and $80.1 million for the nine months ended September 30, 2025 and 2024, respectively. The decrease in the year to date period was primarily due to decreased clinical program costs on SPN-820, partially offset by the increase in clinical program costs on SPN-817 and the Company's share of R&D expenses from the collaboration arrangement with Biogen. The Company acquired a collaboration agreement with Biogen as part of the acquisition of Sage in July 2025.
Selling, General and Administrative Expenses
The following table provides information regarding our selling, general and administrative (SG&A) expenses during the periods indicated (dollars in thousands):

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2025	2024	Amount	Percent	2025	2024	Amount	Percent
Selling and marketing	$77,058	$54,329	$22,729	42%	$205,466	$172,700	$32,766	19%
General and administrative	102,620	15,424	87,196	565%	157,707	69,473	88,234	127%
Total	$179,678	$69,753	$109,925	158%	$363,173	$242,173	$121,000	50%
Selling and marketing expenses were $77.1 million and $54.3 million for the three months ended September 30, 2025 and 2024, respectively. Selling and marketing expenses were $205.5 million and $172.7 million for the nine months ended September 30, 2025 and 2024, respectively. The increases in both periods were primarily due to higher professional and consulting expenses, higher employee-related expenses, higher marketing expense related to ONAPGO, which was launched in second quarter of 2025, and the Company's share of commercial expenses from the collaboration arrangement with Biogen.
General and administrative expenses were $102.6 million and $15.4 million for the three months ended September 30, 2025 and 2024, respectively. General and administrative expenses were $157.7 million and $69.5 million for the nine months ended September 30, 2025 and 2024, respectively. The increases in both periods were primarily due to the acquisition-related costs associated with the acquisition of Sage in July 2025.
Amortization of Intangible Assets
Amortization of intangible assets was $24.3 million and $19.5 million for the three months ended September 30, 2025 and 2024, respectively. Amortization of intangible assets was $64.9 million and $59.7 million for the nine months ended September 30, 2025 and 2024, respectively. The increase was primarily due to ONAPGO and ZURZUVAE intangible assets amortization expense in 2025 offset by amortization expense in 2024 for Oxtellar XR and Namzaric intangible assets, which were fully amortized in 2024. ONAPGO was previously accounted for as an indefinite-lived intangible asset not subject to amortization. ZURZUVAE intangible asset was acquired as part of the Sage Acquisition in July 2025.

Contingent Consideration Loss (Gain)
Contingent consideration was $0.0 million and a gain of $1.0 million for the three months ended September 30, 2025 and 2024, respectively. The change was primarily due to the achievement of the milestones associated with the USWM contingent consideration liabilities in 2025.
Contingent consideration was a loss of $7.7 million and a gain of $6.5 million for the nine months ended September 30, 2025 and 2024, respectively. The change to loss for the nine months ended September 30, 2025 was primarily driven by the accretion of the USWM contingent consideration liabilities to the full milestone payment amounts with the approval of ONAPGO by the FDA in February 2025.
Other Income (Expense)
Other income (expense) was an income of $2.3 million and $4.1 million for the three months ended September 30, 2025 and 2024, respectively. The decrease was due to lower interest income on marketable securities largely driven by sale of marketable securities holdings of which the proceeds were used to partially fund the Sage Acquisition in July 2025. Other income (expense) was an income of $11.2 million and $11.2 million for the nine months ended September 30, 2025 and 2024, respectively.
Income Tax Expense
Income tax benefit was $12.8 million (22.2% effective tax rate) and income tax expense was $12.7 million (26.9% effective tax rate) for the three and nine months ended September 30, 2025, as compared to an income tax expense of $6.4 million (14.3% effective tax rate) and $13.0 million (18.1% effective tax rate) for the three and nine months ended September 30, 2024. The change in income tax expense (benefit) in both periods was primarily due to decreased pre-tax book income for the three and nine months ended September 30, 2025, and higher forecasted earnings before taxes, as compared to the same periods in 2024.

The Company's effective income tax rates for the three months ended September 30, 2025 varies from the statutory federal tax rate in the United States (U.S. federal tax rate) of 21% primarily due to state taxes and non-deductible transaction costs, offset by tax benefits related to research and development tax credits. The Company's effective income tax rates for the nine months ended September 30, 2025 varies from the statutory federal tax rate in the United States (U.S. federal tax rate) of 21% primarily due to state taxes and non-deductible transaction costs, offset by tax benefits related to a state tax refund and research and development tax credits. The Company's effective income tax rates for the three and nine months ended September 30, 2024 vary from the statutory U.S. federal tax rate primarily due to state taxes, offset by tax benefits related to research and development tax credits.

The annual forecasted earnings represent the Company's best estimate as of September 30, 2025 and 2024, are subject to change and could have a material impact on the effective tax rate in subsequent periods. Accounting Standard Codification 740, Income Taxes (ASC 740), requires the Company to estimate the annual effective income tax rate for the full year and apply it to pre-tax income (loss) for each interim period, taking into account year-to-date amounts and projected results for the full year.

Financial Condition, Liquidity and Capital Resources
Cash and Cash Equivalents, Marketable Securities and Restricted Cash

Cash and cash equivalents, current marketable securities and restricted cash are comprised of the following (dollars in thousands):

	September 30	December 31	Change
	2025	2024	Amount	Percent
Cash and cash equivalents	$151,371	$69,331	$82,040	118%
Marketable securities	129,789	384,281	(254,492)	(66)%
Restricted cash	1,450	—	1,450	100%
Total	$282,610	$453,612	$(171,002)	(38)%

The Company believes its balances of cash, cash equivalents, and unrestricted marketable securities, which totaled $281.2 million as of September 30, 2025, along with cash generated from ongoing operations and continued access to debt markets, will be sufficient to satisfy its cash requirements over the next 12 months and beyond.
We have financed our operations primarily with cash generated from product sales, supplemented by revenues from royalty and licensing arrangements, as well as proceeds from the sale of equity and debt securities. Continued cash generation is highly dependent on the success of our commercial products, as well as the success of our product candidates if approved by the FDA. While we expect continued profitability in future years, we anticipate there may be significant variability from year to year in the level of our profits particularly due to continued market and payor pressures for our commercial products; the unfavorable impact of the loss of patent exclusivity for Trokendi XR in January 2023 and Oxtellar XR in September 2024; the potential unfavorable impact of the forthcoming loss of exclusivity of XADAGO; funding for research and development of our product candidates; the additional funding for the launch of ONAPGO, which was approved by the FDA in February 2025 and launched in April 2025, and the additional funding for the marketing of ZURZUVAE which was acquired as part of the Sage Acquisition in July 2025. During the third quarter of 2025 our marketable securities were lower than during the third quarter of 2024 as a portion of the marketable securities we held were sold to fund the Sage Acquisition.
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
Cash Flows
Cash flows are comprised of the following (dollars in thousands):

	Nine Months Ended September 30,		Change
	2025	2024	Amount
Net cash provided by (used in):
Operating activities	$27,470	$127,545	$(100,075)
Investing activities	55,416	(177,229)	232,645
Financing activities	604	6,303	(5,699)
Net change in cash and cash equivalents	83,490	(43,381)	126,871
Cash and cash equivalents at beginning of year	69,331	75,054	(5,723)
Cash, cash equivalents, and restricted cash at end of period	$152,821	$31,673	$121,148
Operating Activities
Net cash provided by operating activities was $27.5 million compared to $127.5 million for the nine months ended September 30, 2025, and 2024, respectively. The decrease in cash flows provided by operating activities is primarily due to the decrease in net earnings as well as changes in working capital. The Company reported net loss of $34.4 million and net earnings of $58.5 million for the nine months ended September 30, 2025 and and 2024, respectively. The decline in earnings is principally due to $70.9 million acquisition-related costs incurred related to the to the Sage Acquisition in July 2025.
Investing Activities

Net cash provided by investing activities was $55.4 million for the nine months ended September 30, 2025 compared to net cash used in investing activities of $177.2 million during the same period in 2024. The change was primarily due to the following:
•Cash outflows related to the Sage Acquisition in 2025 (net of cash acquired) of $293.1 million.
•Net cash inflows from marketable securities activity were higher in 2025 compared to the same period in 2024 due to maturities of the marketable securities, whereby the proceeds were used to fund the Sage Acquisition in 2025.

Financing Activities
Net cash provided by financing activities was $0.6 million for the nine months ended September 30, 2025 compared to $6.3 million provided by during the same period in 2024. The change was primarily due to the payment of USWM contingent consideration milestones, offset by higher proceeds from the issuances of common stock in 2025.
Material Cash Requirements
Refer to "Part II, Item 7 — Management's Discussion and Analysis of Liquidity and Capital Resources" of our Annual Report on Form 10-K for the year ended December 31, 2024, and Note 17, Commitments and Contingencies, in the Notes to the Condensed Consolidated Financial Statements in Part I, Item 1, Unaudited Condensed Consolidated Financial Statements, of this Quarterly Report on Form 10-Q for the discussion of our contractual obligations.
Milestone Payment Obligations from Sage Acquisition
The Company has contingent consideration milestones payable related to the Sage Acquisition. As of September 30, 2025, all milestone payments remain outstanding and payable upon achievement.
Subject to the terms of the Sage CVR Agreement, $1.00 per share ($66.9 million) would be payable if in any calendar year between closing and end of 2027, annual net sales (as defined in the Sage CVR Agreement) of ZURZUVAE allocable to Supernus or any of its affiliates reach $250 million or more in the U.S., $1.00 per share ($66.9 million) would be payable if in any calendar year between closing and end of 2028, annual net sales (as defined in the Sage CVR Agreement) of ZURZUVAE allocable to Supernus or any of its affiliates reach $300 million or more in the U.S., (3) $1.00 per share ($66.9 million) would be payable if in any calendar year between closing and end of 2030, annual net sales (as defined in the Sage CVR Agreement) of ZURZUVAE allocable to Supernus or any of its affiliates reach $375 million or more in the U.S., and (4) $0.50 per share ($33.4 million) per share would be payable upon the first commercial sale in Japan to a third-party customer after regulatory approval for ZURZUVAE for the treatment of major depressive disorder (MDD) in Japan by June 30, 2026.
As of September 30, 2025, the possible outcomes for the contingent consideration range, on an undiscounted basis, range from $0 to $234 million.
Further, with the Sage Acquisition in the third quarter of 2025, our investment balance decreased as marketable securities were sold to fund the acquisition of Sage. Refer to Part II, Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations and Management's discussion on Financial Condition, Liquidity and Capital Resources of this Quarterly Report on Form 10-Q for the period ended September 30, 2025, and Note 1, Business Organization, in the Notes to the Unaudited Condensed Consolidated Financial Statements in Part I, Item 1, Unaudited Condensed Consolidated Financial Statements, of this Quarterly Report on Form 10-Q for discussion of the acquisition of Sage Therapeutics, Inc.
Manufacturing Purchase Obligations from Acquisitions
As part of the USWM Acquisition in June 2020, the Company assumed the annual minimum purchase requirement of MYOBLOC, amounting to an estimated €3.0 million annually, under the contract manufacturing agreement with Merz for manufacture and supply. An amendment to the contract manufacturing agreement with Merz was executed in July 2025. Amendments to the contract manufacturing agreement included among other things, the removal of the annual minimum purchase requirement of MYOBLOC, and the Company's agreement to pay a nonrefundable annual fee of €3.0 million to cover general maintenance and reservation costs for the manufacturing facilities.
We have other obligations in which the timing, likelihood, and, in some situations, the amount of such payments are not known, which include the following: any milestone payments which may become payable to third parties under license agreements or contractual agreements regarding our clinical trials, or those which may become payable to third parties under license agreements or contractual agreements regarding our clinical trials, or those which may become payable upon achieving sales, regulatory, and developmental milestones per contractual agreements.
Recently Issued Accounting Pronouncements
For a discussion of new accounting pronouncements, see Note 2, Summary of Significant Accounting Policies, in the Notes to the Condensed Consolidated Financial Statements in Part I, Item 1, Unaudited Condensed Consolidated Financial Statements, of this Quarterly Report on Form 10-Q.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
The primary objective of our investment activities is to preserve our capital to fund operations and to facilitate business development activities. We also seek to maximize income from our investments without assuming significant interest rate risk, liquidity risk, or risk of default by investing in investment grade securities with maturities of four years or less. Our exposure to market risk is confined to investments in cash and cash equivalents and marketable securities. As of September 30, 2025, we had cash and cash equivalents and marketable securities of $281.2 million.
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
We may contract with clinical research organizations (CROs) and investigational sites globally. Currently, we have ongoing clinical trials being conducted outside of the U.S. We do not hedge our foreign currency exchange rate risk. Transactions denominated in currencies other than the U.S. dollar are recorded based on exchange rates at the time such transactions arise. As of September 30, 2025 and December 31, 2024, substantially all of our liabilities were denominated in the U.S. dollar.
Inflation generally affects us by increasing our cost of labor and the cost of services provided by our vendors. We do not believe that inflation and changing prices over the year ended December 31, 2024, and the nine months ended September 30, 2025 had a significant impact on our consolidated results of operations. While we expect significant year-to-year variability in labor and vendor service costs due to uncontrollable inflation factors like natural disasters, geopolitical conflicts, tariffs, and government regulations, we strive to mitigate future price risks. We do this by forming strong partnerships with key suppliers and our CMOs, and by directly managing the procurement and supply levels of key raw materials for our commercial products. However, these efforts may not fully protect us from cost increases, which could adversely impact our profitability.
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
We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2025, the end of the period covered by this report. Based on that evaluation, under the supervision and with the participation of our management, including our CEO and CFO, we concluded that our disclosure controls and procedures are effective as of September 30, 2025.

Changes in Internal Control over Financial Reporting
Our management, including our CEO and CFO, evaluated changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2025.
During the quarter ended September 30, 2025, the Company completed its acquisition of Sage Therapeutics, Inc. (Sage). Other than the implementation of 1) controls related to the accounting of the Sage Acquisition, 2) integrating the Sage business where certain controls will be evaluated and may change, and 3) the related financial statement reporting, there have been no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting..
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
Qelbree®
I.Supernus Pharmaceuticals, Inc. v. Appco Pharma LLC and Somerset Therapeutics LLC, No. 2:25-cv-12183 (MEF)(MAH) (D.N.J.)
The Company received Paragraph IV Notice Letters from generic drug makers Appco Pharma LLC ("Appco") and Somerset Therapeutics LLC ("Somerset") dated May 21, 2025, and June 9, 2025, directed to six of its Qelbree® Orange Book patents. Supernus's U.S. Patent Nos. 9,358,204; 9,603,853; 9,662,338; 11,324,753; 11,458,143; and 12,121,523 generally cover viloxazine formulations and methods of using those formulations. The FDA Orange Book currently lists United States Patent Nos. 9,358,204 and 9,603,853 as expiring on February 7, 2033; United States Patent No. 9,662,338 as expiring on April 2, 2035; and United States Patent Nos. 11,324,753; 11,458,143; and 12,121,523 as expiring on September 4, 2029. On June 26, 2025, the Company filed a lawsuit against Appco and Somerset alleging infringement of the Company's Qelbree® Orange Book patents. The Complaint—filed in the U.S. District Court for the District of New Jersey—alleges, inter alia, that Appco and Somerset infringed the Company's Qelbree® patents by submitting to the FDA an Abbreviated New Drug Application ("ANDA") seeking to market a generic version of Qelbree® prior to the expiration of the Company's patents. Filing its June 26, 2025, Complaint within 45 days of receiving Appco and Somerset's Paragraph IV certification notice entitles Supernus to an automatic stay preventing the FDA from approving Appco and Somerset's ANDA until October 2, 2028. On September 22, 2025, Appco and Somerset answered the Complaint and denied the substantive allegations of the Complaint, asserting affirmative defenses that include non-infringement and invalidity. Appco and Somerset also asserted Counterclaims that include requests for declaratory judgments of non-infringement and invalidity. On October 28, 2025, the Company filed its reply, denying the substantive allegations of Appco’s and Somerset’s Counterclaims. As of the date of this submission, the Court has not issued a Scheduling Order.
II. Supernus Pharmaceuticals, Inc. v. Appco Pharma LLC, et al., C.A. No. 25-cv-807 (JLH) (D. Del.)
The Company received Paragraph IV Notice Letters from generic drug makers Appco Pharma LLC ("Appco") and Somerset Therapeutics LLC ("Somerset") dated May 21, 2025, and June 9, 2025, directed to six of its Qelbree® Orange Book patents. Supernus's U.S. Patent Nos. 9,358,204; 9,603,853; 9,662,338; 11,324,753; 11,458,143; and 12,121,523 generally cover viloxazine formulations and methods of using those formulations. The FDA Orange Book currently lists United States Patent Nos. 9,358,204 and 9,603,853 as expiring on February 7, 2033; United States Patent No. 9,662,338 as expiring on April 2, 2035; and United States Patent Nos. 11,324,753; 11,458,143; and 12,121,523 as expiring on September 4, 2029. On July 1, 2025, the Company filed a lawsuit against Appco and Somerset alleging infringement of the Company's Qelbree® Orange Book patents. The Complaint—filed in the U.S. District Court for the District of Delaware—alleges, inter alia, that Appco and Somerset infringed the Company's Qelbree® patents by submitting to the FDA an Abbreviated New Drug Application ("ANDA") seeking to market a generic version of Qelbree® prior to the expiration of the Company's patents. Filing its July 1, 2025, Complaint within 45 days of receiving Appco and Somerset's Paragraph IV certification notice entitles Supernus to an automatic stay preventing the FDA from approving Appco and Somerset's ANDA until October 2, 2028. On September 29, 2025, Supernus filed a notice of voluntary dismissal of the Complaint without prejudice. The dismissal will not impact the co‑pending matter against Appco and Somerset, C.A. No. 25-cv-12183 (MEF)(MAH) (D.N.J.), discussed in Section I, above.
III. Supernus Pharmaceuticals, Inc. v. Apotex Inc., No. 2:25-cv-12184 (MEF)(MAH) (D.N.J.)
The Company received a Paragraph IV Notice Letter from generic drug maker Apotex Inc. ("Apotex") dated May 22, 2025, directed to six of its Qelbree® Orange Book patents. Supernus's U.S. Patent Nos. 9,358,204; 9,603,853; 9,662,338;

11,324,753; 11,458,143; and 12,121,523 generally cover viloxazine formulations and methods of using those formulations. The FDA Orange Book currently lists United States Patent Nos. 9,358,204 and 9,603,853 as expiring on February 7, 2033; United States Patent No. 9,662,338 as expiring on April 2, 2035; and United States Patent Nos. 11,324,753; 11,458,143; and 12,121,523 as expiring on September 4, 2029. On June 26, 2025, the Company filed a lawsuit against Apotex alleging infringement of the Company's Qelbree® Orange Book patents. The Complaint—filed in the U.S. District Court for the District of New Jersey—alleges, inter alia, that Apotex infringed the Company's Qelbree® patents by submitting to the FDA an Abbreviated New Drug Application ("ANDA") seeking to market a generic version of Qelbree® prior to the expiration of the Company's patents. Filing its June 26, 2025, Complaint within 45 days of receiving Apotex's Paragraph IV certification notice entitles Supernus to an automatic stay preventing the FDA from approving Apotex's ANDA until October 2, 2028. On September 19, 2025, Apotex answered the Complaint and denied the substantive allegations of the Complaint, asserting affirmative defenses that include non-infringement and invalidity. Apotex also asserted Counterclaims that include requests for declaratory judgments of non-infringement and invalidity. On October 24, 2025, the Company filed its reply, denying the substantive allegations of Apotex’s Counterclaims. As of the date of this submission, the Court has not issued a Scheduling Order.
IV. Supernus Pharmaceuticals, Inc. v. Aurobindo Pharma Limited and Aurobindo Pharma U.S.A., Inc., No. 2:25 cv-12186 (MEF)(MAH) (D.N.J.)
The Company received a Paragraph IV Notice Letter from generic drug makers Aurobindo Pharma Limited and Aurobindo Pharma U.S.A., Inc. (collectively, "Aurobindo") dated May 29, 2025, directed to six of its Qelbree® Orange Book patents. Supernus's U.S. Patent Nos. 9,358,204; 9,603,853; 9,662,338; 11,324,753; 11,458,143; and 12,121,523 generally cover viloxazine formulations and methods of using those formulations. The FDA Orange Book currently lists United States Patent Nos. 9,358,204 and 9,603,853 as expiring on February 7, 2033; United States Patent No. 9,662,338 as expiring on April 2, 2035; and United States Patent Nos. 11,324,753; 11,458,143; and 12,121,523 as expiring on September 4, 2029. On June 26, 2025, the Company filed a lawsuit against Aurobindo alleging infringement of the Company's Qelbree® Orange Book patents. The Complaint—filed in the U.S. District Court for the District of New Jersey—alleges, inter alia, that Aurobindo infringed the Company's Qelbree® patents by submitting to the FDA an Abbreviated New Drug Application ("ANDA") seeking to market a generic version of Qelbree® prior to the expiration of the Company's patents. Filing its June 26, 2025, Complaint within 45 days of receiving Aurobindo's Paragraph IV certification notice entitles Supernus to an automatic stay preventing the FDA from approving Aurobindo's ANDA until October 2, 2028. On August 29, 2025, Aurobindo answered the Complaint and denied the substantive allegations of the Complaint, asserting affirmative defenses that include non-infringement and invalidity. As of the date of this submission, the Court has not issued a Scheduling Order.
V. Supernus Pharmaceuticals, Inc. v. Aurobindo Pharma Ltd., et al., C.A. No. 25-cv-808 (JLH) (D. Del.)
The Company received a Paragraph IV Notice Letter from generic drug makers Aurobindo Pharma Limited and Aurobindo Pharma U.S.A., Inc. (collectively, "Aurobindo") dated May 29, 2025, directed to six of its Qelbree® Orange Book patents. Supernus's U.S. Patent Nos. 9,358,204; 9,603,853; 9,662,338; 11,324,753; 11,458,143; and 12,121,523 generally cover viloxazine formulations and methods of using those formulations. The FDA Orange Book currently lists United States Patent Nos. 9,358,204 and 9,603,853 as expiring on February 7, 2033; United States Patent No. 9,662,338 as expiring on April 2, 2035; and United States Patent Nos. 11,324,753; 11,458,143; and 12,121,523 as expiring on September 4, 2029. On July 1, 2025, the Company filed a lawsuit against Aurobindo alleging infringement of the Company's Qelbree® Orange Book patents. The Complaint—filed in the U.S. District Court for the District of Delaware—alleges, inter alia, that Aurobindo infringed the Company's Qelbree® patents by submitting to the FDA an Abbreviated New Drug Application ("ANDA") seeking to market a generic version of Qelbree® prior to the expiration of the Company's patents. Filing its July 1, 2025, Complaint within 45 days of receiving Aurobindo's Paragraph IV certification notice entitles Supernus to an automatic stay preventing the FDA from approving Aurobindo's ANDA until October 2, 2028. On September 29, 2025, Supernus filed a notice of voluntary dismissal of the Complaint without prejudice. The dismissal will not impact the co‑pending matter against Aurobindo, C.A. No. 25-cv-12186 (MEF)(MAH) (D.N.J.), discussed in Section IV, above.
VI. Supernus Pharmaceuticals, Inc. v. Zydus Lifesciences Global FZE, Zydus Pharmaceuticals (USA) Inc., and Zydus Lifesciences Limited, No. 2:25-cv-12188 (MEF)(MAH) (D.N.J.)
The Company received a Paragraph IV Notice Letter from generic drug maker Zydus Lifesciences Global FZE ("Zydus FZE") dated May 27, 2025, directed to three of its Qelbree® Orange Book patents. Supernus's U.S. Patent Nos. 9,358,204; 9,603,853; and 9,662,338 generally cover viloxazine formulations and methods of using those formulations. The FDA Orange Book currently lists United States Patent Nos. 9,358,204 and 9,603,853 as expiring on February 7, 2033, and United States Patent No. 9,662,338 as expiring on April 2, 2035. On June 26, 2025, the Company filed a lawsuit against Zydus FZE, Zydus Pharmaceuticals (USA) Inc., and Zydus Lifesciences Limited (collectively, "Zydus") alleging infringement of the Company's Qelbree® Orange Book patents. The Complaint—filed in the U.S. District Court for the District of New Jersey—alleges, inter alia, that Zydus infringed the Company's Qelbree® patents by submitting to the FDA an Abbreviated New Drug Application ("ANDA") seeking to market a generic version of Qelbree® prior to the expiration of the Company's patents. Filing its June 26, 2025, Complaint within 45 days of receiving Zydus FZE's Paragraph IV certification notice entitles Supernus to an automatic stay preventing the FDA from approving Zydus's ANDA until October 2, 2028. On September 22, 2025, Zydus answered the

Complaint and denied the substantive allegations of the Complaint, asserting affirmative defenses that include non-infringement and invalidity. Zydus also asserted Counterclaims that include requests for declaratory judgments of non-infringement and invalidity. On October 28, 2025, the Company filed its reply, denying the substantive allegations of Zydus’s Counterclaims. As of the date of this submission, the Court has not issued a Scheduling Order.
VII. Supernus Pharmaceuticals, Inc. v. Creekwood Pharmaceuticals, LLC, C.A. No. 25-cv-13201 (MEF)(MAH) (D.N.J.)
The Company received a Paragraph IV Notice Letter from generic drug maker Creekwood Pharmaceuticals, LLC ("Creekwood") dated June 4, 2025, directed to six of its Qelbree® Orange Book patents. Supernus's U.S. Patent Nos. 9,358,204; 9,603,853; 9,662,338; 11,324,753; 11,458,143; and 12,121,523 generally cover viloxazine formulations and methods of using those formulations. The FDA Orange Book currently lists United States Patent Nos. 9,358,204 and 9,603,853 as expiring on February 7, 2033; United States Patent No. 9,662,338 as expiring on April 2, 2035; and United States Patent Nos. 11,324,753; 11,458,143; and 12,121,523 as expiring on September 4, 2029. On July 11, 2025, the Company filed a lawsuit against Creekwood alleging infringement of the Company's Qelbree® Orange Book patents. The Complaint—filed in the U.S. District Court for the District of New Jersey—alleges, inter alia, that Creekwood infringed the Company's Qelbree® patents by submitting to the FDA an Abbreviated New Drug Application ("ANDA") seeking to market a generic version of Qelbree® prior to the expiration of the Company's patents. Filing its July 11, 2025, Complaint within 45 days of receiving Creekwood's Paragraph IV certification notice entitles Supernus to an automatic stay preventing the FDA from approving Creekwood's ANDA until October 2, 2028. On September 19, 2025, Creekwood answered the Complaint and denied the substantive allegations of the Complaint, asserting affirmative defenses that include non-infringement and invalidity. Creekwood also asserted Counterclaims that include requests for declaratory judgments of non-infringement and invalidity. On October 24, 2025, the Company filed its reply, denying the substantive allegations of Creekwood’s Counterclaims. As of the date of this submission, the Court has not issued a Scheduling Order.
VIII. Supernus Pharmaceuticals, Inc. v. Creekwood Pharmaceuticals, LLC, C.A. No. 25-cv-880 (D. Del.)
The Company received a Paragraph IV Notice Letter from generic drug maker Creekwood Pharmaceuticals, LLC ("Creekwood") dated June 4, 2025, directed to six of its Qelbree® Orange Book patents. Supernus's U.S. Patent Nos. 9,358,204; 9,603,853; 9,662,338; 11,324,753; 11,458,143; and 12,121,523 generally cover viloxazine formulations and methods of using those formulations. The FDA Orange Book currently lists United States Patent Nos. 9,358,204 and 9,603,853 as expiring on February 7, 2033; United States Patent No. 9,662,338 as expiring on April 2, 2035; and United States Patent Nos. 11,324,753; 11,458,143; and 12,121,523 as expiring on September 4, 2029. On July 15, 2025, the Company filed a lawsuit against Creekwood alleging infringement of the Company's Qelbree® Orange Book patents. The Complaint—filed in the U.S. District Court for the District of Delaware—alleges, inter alia, that Creekwood infringed the Company's Qelbree® patents by submitting to the FDA an Abbreviated New Drug Application ("ANDA") seeking to market a generic version of Qelbree® prior to the expiration of the Company's patents. Filing its July 15, 2025, Complaint within 45 days of receiving Creekwood's Paragraph IV certification notice entitles Supernus to an automatic stay preventing the FDA from approving Creekwood's ANDA until October 2, 2028. On September 30, 2025, Supernus filed a notice of voluntary dismissal of the Complaint without prejudice. The dismissal will not impact the co‑pending matter against Creekwood, C.A. No. 25-cv-13201 (MEF)(MAH) (D.N.J.), discussed in Section VII, above.
IX. Supernus Pharmaceuticals, Inc. v. MSN Pharmaceuticals Inc., C.A. No. 25-cv-13204 (MEF)(MAH) (D.N.J.)
The Company received a Paragraph IV Notice Letter from generic drug maker MSN Pharmaceuticals Inc. ("MSN") dated June 5, 2025, directed to six of its Qelbree® Orange Book patents. Supernus's U.S. Patent Nos. 9,358,204; 9,603,853; 9,662,338; 11,324,753; 11,458,143; and 12,121,523 generally cover viloxazine formulations and methods of using those formulations. The FDA Orange Book currently lists United States Patent Nos. 9,358,204 and 9,603,853 as expiring on February 7, 2033; United States Patent No. 9,662,338 as expiring on April 2, 2035; and United States Patent Nos. 11,324,753; 11,458,143; and 12,121,523 as expiring on September 4, 2029. On July 11, 2025, the Company filed a lawsuit against MSN alleging infringement of the Company's Qelbree® Orange Book patents. The Complaint—filed in the U.S. District Court for the District of New Jersey—alleges, inter alia, that MSN infringed the Company's Qelbree® patents by submitting to the FDA an Abbreviated New Drug Application ("ANDA") seeking to market a generic version of Qelbree® prior to the expiration of the Company's patents. Filing its July 11, 2025, Complaint within 45 days of receiving MSN's Paragraph IV certification notice entitles Supernus to an automatic stay preventing the FDA from approving MSN's ANDA until October 2, 2028. On September 22, 2025, MSN answered the Complaint and denied the substantive allegations of the Complaint, asserting affirmative defenses that include non-infringement and invalidity. MSN also asserted Counterclaims that include requests for declaratory judgments of non-infringement and invalidity. On October 28, 2025, the Company filed its reply, denying the substantive allegations of MSN’s Counterclaims. As of the date of this submission, the Court has not issued a Scheduling Order.
X. Supernus Pharmaceuticals, Inc. v. MSN Pharmaceuticals Inc., C.A. No. 25-cv-879 (D. Del.)
The Company received a Paragraph IV Notice Letter from generic drug maker MSN Pharmaceuticals Inc. ("MSN") dated June 5, 2025, directed to six of its Qelbree® Orange Book patents. Supernus's U.S. Patent Nos. 9,358,204; 9,603,853;

9,662,338; 11,324,753; 11,458,143; and 12,121,523 generally cover viloxazine formulations and methods of using those formulations. The FDA Orange Book currently lists United States Patent Nos. 9,358,204 and 9,603,853 as expiring on February 7, 2033; United States Patent No. 9,662,338 as expiring on April 2, 2035; and United States Patent Nos. 11,324,753; 11,458,143; and 12,121,523 as expiring on September 4, 2029. On July 15, 2025, the Company filed a lawsuit against MSN alleging infringement of the Company's Qelbree® Orange Book patents. The Complaint—filed in the U.S. District Court for the District of Delaware—alleges, inter alia, that MSN infringed the Company's Qelbree® patents by submitting to the FDA an Abbreviated New Drug Application ("ANDA") seeking to market a generic version of Qelbree® prior to the expiration of the Company's patents. Filing its July 15, 2025, Complaint within 45 days of receiving MSN's Paragraph IV certification notice entitles Supernus to an automatic stay preventing the FDA from approving MSN's ANDA until October 2, 2028. On October 16, 2025, Supernus filed a notice of voluntary dismissal of the Complaint without prejudice. The dismissal will not impact the co-pending matter against MSN, C.A. No. 25-cv-13204 (MEF)(MAH) (D.N.J.), discussed in Section IX, above.
XI. Supernus Pharmaceuticals, Inc. v. Zenara Pharma Private Ltd., et al. , C.A. No. 25-cv-13207 (MEF)(MAH) (D.N.J.)
The Company received a Paragraph IV Notice Letter from generic drug maker Zenara Pharma Private Limited ("Zenara") dated June 9, 2025, directed to six of its Qelbree® Orange Book patents. Supernus' U.S. Patent Nos. 9,358,204; 9,603,853; 9,662,338; 11,324,753; 11,458,143; and 12,121,523 generally cover viloxazine formulations and methods of using those formulations. The FDA Orange Book currently lists United States Patent Nos. 9,358,204 and 9,603,853 as expiring on February 7, 2033; United States Patent No. 9,662,338 as expiring on April 2, 2035; and United States Patent Nos. 11,324,753; 11,458,143; and 12,121,523 as expiring on September 4, 2029. On July 11, 2025, the Company filed a lawsuit against Zenara and Biophore Pharma Inc. ("Biophore," and collectively with Zenara, "Defendants") alleging infringement of the Company's Qelbree® Orange Book patents. The Complaint—filed in the U.S. District Court for the District of New Jersey—alleges, inter alia, that Defendants infringed the Company's Qelbree® patents by submitting to the FDA an Abbreviated New Drug Application ("ANDA") seeking to market a generic version of Qelbree® prior to the expiration of the Company's patents. Filing its July 11, 2025, Complaint within 45 days of receiving Defendants' Paragraph IV certification notice entitles Supernus to an automatic stay preventing the FDA from approving Defendants' ANDA until October 2, 2028. On September 16, 2025, Defendants answered the Complaint and denied the substantive allegations of the Complaint, asserting affirmative defenses that include non-infringement and invalidity. As of the date of this submission, the Court has not issued a Scheduling Order.

XII. Supernus Pharmaceuticals, Inc. v. Macleods Pharmaceuticals Ltd., et al., C.A. No. 25-cv-15399 (MEF)(MAH) (D.N.J.)

The Company received a Paragraph IV Notice Letter from generic drug maker Macleods Pharmaceuticals Ltd. (“Macleods Ltd.”) dated August 01, 2025, directed to six of its Qelbree® Orange Book patents. Supernus’s U.S. Patent Nos. 9,358,204; 9,603,853; 9,662,338; 11,324,753; 11,458,143; and 12,121,523 generally cover viloxazine formulations and methods of using those formulations. The FDA Orange Book currently lists United States Patent Nos. 9,358,204 and 9,603,853 as expiring on February 07, 2033; United States Patent No. 9,662,338 as expiring on April 02, 2035; and United States Patent Nos. 11,324,753; 11,458,143; and 12,121,523 as expiring on September 04, 2029. On September 09, 2025, the Company filed a lawsuit against Zenara and Macleods Pharma USA, Inc. (“Macleods USA” and collectively with Macleods Ltd., “Defendants”) alleging infringement of the Company’s Qelbree® Orange Book patents. The Complaint—filed in the U.S. District Court for the District of New Jersey—alleges, inter alia, that Defendants infringed the Company’s Qelbree® patents by submitting to the FDA an Abbreviated New Drug Application (“ANDA”) seeking to market a generic version of Qelbree® prior to the expiration of the Company’s patents. Filing its September 9, 2025, Complaint within 45 days of receiving Defendants’ Paragraph IV certification notice entitles Supernus to an automatic stay preventing the FDA from approving Defendants’ ANDA until October 02, 2028. On September 29, 2025, Defendants answered the Complaint and denied the substantive allegations of the Complaint, asserting affirmative defenses that include non-infringement and invalidity. Defendants also asserted Counterclaims that include requests for declaratory judgments of non-infringement and invalidity. As of the date of this submission, the Court has not issued a Scheduling Order.

XIII. Supernus Pharmaceuticals, Inc. v. Macleods Pharmaceuticals Ltd., et al. , C.A. No. 25-cv-1146 (JLH) (D. Del.)

The Company received a Paragraph IV Notice Letter from generic drug maker Macleods Pharmaceuticals Ltd. (“Macleods Ltd.”) dated August 01, 2025, directed to six of its Qelbree® Orange Book patents. Supernus’s U.S. Patent Nos. 9,358,204; 9,603,853; 9,662,338; 11,324,753; 11,458,143; and 12,121,523 generally cover viloxazine formulations and methods of using those formulations. The FDA Orange Book currently lists United States Patent Nos. 9,358,204 and 9,603,853 as expiring on February 07, 2033; United States Patent No. 9,662,338 as expiring on April 02, 2035; and United States Patent Nos. 11,324,753; 11,458,143; and 12,121,523 as expiring on September 04, 2029. On September 15, 2025, the Company filed a lawsuit against Zenara and Macleods Pharma USA, Inc. (“Macleods USA” and collectively with Macleods Ltd., “Defendants”) alleging infringement of the Company’s Qelbree® Orange Book patents. The Complaint—filed in the U.S. District Court for the District of Delaware—alleges, inter alia, that Defendants infringed the Company’s Qelbree® patents by submitting to the FDA an Abbreviated New Drug Application (“ANDA”) seeking to market a generic version of Qelbree® prior to the expiration of the

Company’s patents. Filing its September 15, 2025, Complaint within 45 days of receiving Defendants’ Paragraph IV certification notice entitles Supernus to an automatic stay preventing the FDA from approving Defendants’ ANDA until October 02, 2028. On October 22, 2025, Supernus filed a notice of voluntary dismissal of the Complaint without prejudice. The dismissal will not impact the co-pending matter against Defendants, C.A. No. 25-cv-15399 (MEF)(MAH) (D.N.J.), discussed in Section XII above.
Trokendi XR®
XIV. Supernus Pharmaceuticals, Inc. v. Ajanta Pharma Limited, et al., C.A. No. 21-cv-6964 (GC)(DEA) (D.N.J.)
The Company received a Paragraph IV Notice Letter from generic drug maker Ajanta Pharma Limited dated February 10, 2021, directed to ten of its Trokendi XR® Orange Book patents. Supernus's U.S. Patent Nos. 8,298,576; 8,298,580; 8,663,683; 8,877,248; 8,889,191; 8,992,989; 9,549,940; 9,555,004; 9,622,983; and 10,314,790 generally cover once-a-day topiramate formulations and methods of treating or preventing seizures and migraines using those formulations. The FDA Orange Book currently lists United States Patent No. 8,298,576 as expiring on April 4, 2028, and United States Patent Nos. 8,298,580; 8,663,683; 8,877,248; 8,889,191; 8,992,989; 9,549,940; 9,555,004; 9,622,983; and 10,314,790 as expiring on November 16, 2027. On March 26, 2021, the Company filed a lawsuit against Ajanta Pharma Limited and Ajanta Pharma USA Inc. (collectively "Ajanta") alleging infringement of the Company's Trokendi XR® Orange Book patents. The Complaint—filed in the U.S. District Court for the District of New Jersey—alleges, among other things, that Ajanta infringed the Company's Trokendi XR® patents by submitting to the FDA an Abbreviated New Drug Application ("ANDA") seeking to market a generic version of Trokendi XR® prior to the expiration of the Company's patents. Filing its March 26, 2021, Complaint within 45 days of receiving Ajanta's Paragraph IV certification notice entitles Supernus to an automatic stay preventing the FDA from approving Ajanta's ANDA for 30 months from the date of the Company's receipt of the Paragraph IV Notice Letter. On June 7, 2021, Ajanta answered the Complaint and denied the substantive allegations of the Complaint, asserting affirmative defenses that include non-infringement and invalidity. Ajanta also asserted Counterclaims seeking declaratory judgments of non‑infringement and invalidity for the Trokendi XR® Orange Book patents. On June 28, 2021, the Company filed its reply, denying the substantive allegations of Ajanta's Counterclaims. Following the initial Rule 16 Scheduling Conference, the Court issued a case schedule. On December 17, 2021, the Court issued an order consolidating this lawsuit with the lawsuit against Torrent, discussed in Section XV, below. The consolidation order extended the 30‑month stay preventing the FDA from approving Ajanta's ANDA to December 16, 2023. The Company entered into a settlement agreement with Ajanta, and on April 4, 2023, a stipulation of dismissal without prejudice was entered by the U.S. District Court for the District of New Jersey. The agreement has been submitted to the applicable governmental agencies.
XV. Supernus Pharmaceuticals, Inc. v. Torrent Pharmaceuticals Ltd., et al., C.A. No. 21-cv-14268 (GC)(DEA) (D.N.J.); Supernus Pharmaceuticals, Inc. v. Ajanta Pharma Limited, et al., Appeal No. 2024-1606 (Fed. Cir.)
The Company received a Paragraph IV Notice Letter from generic drug maker Torrent Pharmaceuticals Ltd. dated June 15, 2021, directed to ten of its Trokendi XR® Orange Book patents. Supernus's U.S. Patent Nos. 8,298,576; 8,298,580; 8,663,683; 8,877,248; 8,889,191; 8,992,989; 9,549,940; 9,555,004; 9,622,983; and 10,314,790 generally cover once-a-day topiramate formulations and methods of treating or preventing seizures and migraines using those formulations. The FDA Orange Book currently lists United States Patent No. 8,298,576 as expiring on April 4, 2028, and United States Patent Nos. 8,298,580; 8,663,683; 8,877,248; 8,889,191; 8,992,989; 9,549,940; 9,555,004; 9,622,983; and 10,314,790 as expiring on November 16, 2027. On July 28, 2021, the Company filed a lawsuit against Torrent Pharmaceuticals Ltd. and Torrent Pharma Inc. (collectively, "Torrent") alleging infringement of the Company's Trokendi XR® Orange Book patents. The Complaint—filed in the U.S. District Court for the District of New Jersey—alleges, among other things, that Torrent infringed the Company's Trokendi XR® patents by submitting to the FDA an Abbreviated New Drug Application ("ANDA") seeking to market a generic version of Trokendi XR® prior to the expiration of the Company's patents. Filing its July 28, 2021 Complaint within 45 days of receiving Torrent's Paragraph IV certification notice entitles Supernus to an automatic stay preventing the FDA from approving Torrent's ANDA for 30 months from the date of the Company's receipt of the Paragraph IV Notice Letter. On September 29, 2021, Torrent answered the Complaint and denied the substantive allegations of the Complaint, asserting affirmative defenses that include non-infringement and invalidity. Torrent also asserted Counterclaims seeking declaratory judgments of non‑infringement for the Trokendi XR® Orange Book patents. On November 3, 2021, the Company filed its reply, denying the substantive allegations of Torrent's Counterclaims. Following the initial Rule 16 Scheduling Conference, the Court issued a case schedule. On December 17, 2021, the Court issued an order consolidating this lawsuit with the lawsuit against Ajanta, discussed in Section XIV, above. The Court held a bench trial between July 31, 2023, and August 3, 2023. Closing arguments for the trial were held on October 4, 2023. On December 12, 2023, the Court issued an Order enjoining Torrent from launching its generic drug product through January 31, 2024, or until the Court's trial decision issues, whichever is sooner. On January 30, 2024, the Court issued a Trial Opinion and Order, deciding in Supernus's favor that the patent claims that Supernus asserted at trial against Torrent are both valid and infringed. The District Court entered a Final Judgment in Supernus's favor on February 22, 2024.

On March 4, 2024, Torrent filed a Notice of Appeal of the Final Judgment with the U.S. Court of Appeals for the Federal Circuit. The Federal Circuit docketed the appeal as Supernus Pharmaceuticals, Inc. v. Ajanta Pharma Limited because the lawsuit against Torrent was previously consolidated with the lawsuit against Ajanta (see Section XIV above). The Company entered into a settlement agreement with Torrent on November 3, 2025.
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
XV. US WorldMeds Partners, LLC v. Federal Insurance Company, et al, Case Nos. 24-CI-2529; 24-CI-4195; 24-CI-4631; and 24-CI-6988) (D.Del)
Alleged competitors of Supernus filed a lawsuit against the Company, MDD US Enterprises, LLC, and MDD Operations, LLC (collectively "Enterprises") and others in the United States District Court for the District of Delaware (the "Underlying Action"). After a dispute over coverage under certain insurance policies arose, Enterprises commenced a declaratory judgment action against Federal Insurance Company, RSUI Indemnity Company, and StarStone Specialty Insurance Company and others to recover insurance benefits. US WorldMeds Partners, LLC, RSUI and StarStone commenced similar declaratory judgment actions in connection with the Underlying Action. These related actions were recently consolidated. This case is in its early stages. Supernus awaits responsive pleadings to its Complaint. Discovery has not yet commenced in the consolidated action. A court conference was held on May 14, 2025, and the next conference was scheduled for August 4, 2025. On August 4, 2025, after discussing the issues in the case, the judge ordered the parties to submit a joint proposed scheduling order outlining deadlines for the amendment of pleadings and completion of discovery on the coverage issues by August 22, 2025. A tentative status conference was scheduled for January 21, 2026.

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
XVII. US WorldMeds Partners, LLC v. Supernus Pharmaceuticals, Inc., [Case No. Pending] (Delaware Superior Court)
On April 30, 2025, the Company informed US WorldMeds Partners, LLC (“Partners”), the seller of US WorldMeds Enterprises, LLC n/k/a MDD US Enterprises, LLC that it would be withholding $27.7 million of a $30.0 million milestone payment pursuant to the set-off provision of the Sale and Purchase Agreement between the parties. On May 21, 2025, Partners filed a one-count complaint for specific performance in the Delaware Court of Chancery, seeking payment of the withheld amount, plus interest, attorneys’ fees, and costs. On June 16, 2025, the Company filed a motion to dismiss Partners’ complaint on the grounds that the Court of Chancery lacked subject matter jurisdiction. On July 15, 2025, Partners dismissed its complaint and re-filed in the Delaware Superior Court with a companion motion to seal, seeking identical relief. The Company timely filed an Answer under seal on August 6, 2025. On October 3, 2025, Partners filed a motion for summary judgment and related briefing. The parties reached agreement on a stipulated briefing schedule, which the Court entered as an order. The Company’s opposition and cross motion for summary judgment is due to be filed November 21, 2025; Partners is to file a reply and opposition to the cross motion by December 22, 2025; the Company is to file a reply by January 21, 2026. Oral argument is yet to be scheduled.
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
Sage Litigation

On August 28, 2024, named plaintiff Darren Korver filed a purported federal securities class action lawsuit in the Southern District of New York against Sage Therapuetics, Inc. and individuals, Barry E. Greene and Kimi Iguchi (the “Securities Class Action”), both of whom are former officers of Sage. Pursuant to a statutorily prescribed process, the court appointed two new class representatives, Steamfitters Local 449 Pension & Retirement Security Funds and Trust of the Retirement System of the UPR, who filed an amended complaint on March 3, 2025, against the original defendants and five additional former officers of Sage. The amended complaint in the Securities Class Action alleges violations of U.S. securities laws under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Rule 10b-5 promulgated thereunder and seeks an as-yet unspecified amount of damages allegedly sustained by parties who purchased the Sage Therapeutic’s stock between April 12, 2021 and July 23, 2024, as well as applicable attorneys’ fees and costs. On April 17, 2025, Sage Therapeutics, along with all of the individual defendants, filed a motion to dismiss the Securities Class Action in the Southern District of New York. Sage denies any allegations of wrongdoing and intends to vigorously defend against the Securities Class Action.

On October 16, 2024, Sage Therapeutics received a subpoena from the Enforcement Division of the SEC requesting documents and information related to Sage's NDA for zuranolone for the treatment of MDD, including communications with the FDA and any communications containing material nonpublic information. Sage Therapeutics is cooperating with the SEC and intends to continue to provide information responsive to the SEC’s requests.

On March 26, 2025, plaintiff shareholder Qingping Zhu commenced derivative litigation in the Southern District of New York, purportedly on behalf of Sage, against sixteen current and former officers and directors of Sage (the “Zhu Derivative Litigation”). Based significantly on the allegations underlying the Securities Class Action, the Zhu Derivative Litigation alleges violations of Section 14(a) of the Exchange Act and Rule 14a-9 promulgated thereunder, breaches of fiduciary duty, unjust enrichment, and waste of corporate assets, and seeks unspecified damages and various equitable relief. On April 14, 2025, the Southern District of New York granted a stay of the Zhu Derivative Litigation pending the resolution of the motion to dismiss the amended complaint in the Securities Class Action.

On May 13, 2025, plaintiff shareholder Jurgen Matton commenced derivative litigation in the Southern District of New York, purportedly on behalf of Sage Therapeutics, against sixteen current and former officers and directors of Sage Therapeutics (the “Matton Derivative Litigation”). Based significantly on the allegations underlying the Securities Class Action, the Matton Derivative Litigation alleges violations of Section 14(a) of the Exchange Act and Rule 14a-9 promulgated thereunder, breaches of fiduciary duty, unjust enrichment, and waste of corporate assets, and seeks unspecified damages and various equitable relief.

On May 22, 2025, plaintiff shareholder Joseph Pizzelanti commenced derivative litigation in the Southern District of New York, purportedly on behalf of Sage Therapeutics, against sixteen current and former officers and directors of the Company (the “Pizzelanti Derivative Litigation”). Based significantly on the allegations underlying the Securities Class Action, the Pizzelanti Derivative Litigation alleges violations of Section 14(a) of the Exchange Act and Rule 14a-9 promulgated thereunder, breaches of fiduciary duty, unjust enrichment, and waste of corporate assets, and seeks unspecified damages and various equitable relief.

On June 20, 2025, Sage, along with other relevant parties, submitted for the Southern District of New York’s approval of a consolidation of the Zhu Derivative Litigation with the Matton Derivative Litigation and the Pizzelanti Derivative Litigation (the “Consolidated Derivative Litigation”).

As of September 30, 2025, two complaints have been filed in state court by purported stockholders of Sage regarding the Agreement and Plan of Merger (the “Merger Agreement”), dated as of June 13, 2025, by and among Sage, Supernus Pharmaceuticals, Inc., a Delaware corporation, and Saphire, Inc., a Delaware corporation. On July 8, 2025, a purported stockholder of Sage Therapeutics filed a complaint against Sage Therapeutics and each member of the Board in the Supreme Court of the State of New York, County of New York, captioned Taylor v. Sage Therapeutics, Inc., et al., Index No. 654060/2025 (the “Taylor Complaint”). On July 9, 2025, a purported stockholder of Sage Therapeutics filed a complaint against Sage Therapeutics and each member of the Board in the Supreme Court of the State of New York, County of New York, captioned Morgan v. Sage Therapeutics, Inc., et al., Index No. 654094/2025 (together with the Taylor Complaint, the “Merger Complaints”). The Merger Complaints assert, among other things, claims for negligent misrepresentation and concealment and negligence under New York common law against all defendants. The Merger Complaints allege that Sage Therapeutic’s Solicitation/Recommendation Statement on Schedule 14D-9 filed with the SEC on July 2, 2025, together with the exhibits and annexes thereto (the “Schedule 14D-9”), omitted certain purportedly material information. Among other relief, the Merger Complaints seek (i) an injunction prohibiting consummation of the transactions contemplated by the Merger Agreement (the “Transactions”), (ii) rescission or actual and punitive damages if the Transactions are consummated, and (iii) an award of the plaintiffs’ fees and expenses, including reasonable attorneys’ and experts’ fees and expenses. Sage Therapeutics has also received certain demand letters from purported stockholders making allegations similar to those contained in the Merger Complaints. Additional lawsuits arising out of or relating to the Merger Agreement may be filed in the future.

At this time, the Company is unable to predict the outcome of the Securities Class Action, the SEC investigation, the Consolidated Derivative Litigation, or the Merger Complaints, or reasonably estimate a range of possible losses.

Item 1A. Risk Factors
Any investment in our business involves a high degree of risk. Before making an investment decision, you should carefully consider the information we include in this Quarterly Report on Form 10-Q, including our condensed consolidated financial statements and related notes; the additional information in the other reports we file with the Securities and Exchange Commission; and the risks described in our Annual Report on Form 10-K for the year ended December 31, 2024 and quarterly report on Form 10-Q for the period ended September 30, 2025. These risks may result in material harm to our business and our financial condition and results of operations. If a material, adverse event was to occur, the market price of our common stock may decline, and you could lose part or all of your investment.
The risks described below reflect substantive changes from, or additions to, the risks described in our Annual Report on Form 10-K for the year ended December 31, 2024.
Tariffs may increase our costs.
We rely on suppliers and other vendors located outside of the United States, including third-party clinical manufacturing organizations for the supply of active product ingredients for our products and product candidates, including raw materials and drug substances for our preclinical research and clinical trials. The United States and other countries have recently announced the imposition of tariffs on the import of a wide variety of products and services, including pharmaceutical products. Certain countries have also announced changes to previously announced tariffs. The United States has also announced the possibility of imposing additional tariffs. These tariffs may increase the costs we bear when importing products into the United States and may also increase our vendors' production costs, which may be passed on to us. We are assessing the potential impact of recently announced tariffs on our financial results.
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
Ongoing legal actions and proceedings could distract management and could result in substantial costs or large judgments against Supernus or one or more of its subsidiaries.
From time to time and in the ordinary course of business, Supernus Pharmaceuticals, Inc. (“Parent”) and any of its subsidiaries are and may be subject to additional claims, charges, enforcement actions and litigation.

For example, prior to Parent’s acquisition of Sage Therapeutics, Inc. (“Sage”) on July 31, 2025, in August 2024, a plaintiff filed a purported federal securities class action lawsuit in the Southern District of New York, or the Securities Class Action, against Sage and certain of its executive officers, or the Securities Class Action. Pursuant to a statutorily prescribed process, the court appointed two new class representatives, Steamfitters Local 449 Pension & Retirement Security Funds and Trust of the Retirement System of the UPR, who filed an amended complaint in March 2025 against the original defendants and certain additional former officers of Sage. The amended complaint in the Securities Class Action alleges violations of U.S. securities laws under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and Rule 10b-5 promulgated thereunder and seeks an as-yet unspecified amount of damages allegedly sustained by parties who purchased Sage stock between April 12, 2021 and July 23, 2024, as well as applicable attorneys’ fees and costs. On April 17, 2025, Sage, along with all of the individual defendants, filed a motion to dismiss the Securities Class Action in the Southern District of New York.
In addition, Sage received a subpoena from the Enforcement Division of the SEC in October 2024, requesting documents and information related to its NDA for zuranolone for the treatment of MDD, including communications with the FDA and any communications containing material nonpublic information.
Also, in March 2025, plaintiff shareholder Qingping Zhu commenced derivative litigation in the Southern District of New York, purportedly on behalf of Sage, against fifteen of its current and former officers and directors (the “Zhu Derivative Litigation”). Based significantly on the allegations underlying the Securities Class Action, the Zhu Derivative Litigation alleges violations of Section 14(a) of the Exchange Act and Rule 14a-9 promulgated thereunder, breaches of fiduciary duty, unjust enrichment, and waste of corporate assets, and seeks unspecified damages and various equitable relief. On April 14, 2025, the Southern District of New York granted a stay of the Zhu Derivative Litigation pending the resolution of the motion to dismiss the amended complaint in the Securities Class Action. On June 20, 2025, Sage, along with other relevant parties, submitted for the Southern District of New York’s approval a consolidation of the Zhu Derivative Litigation with two other related derivative litigations (the “Consolidated Derivative Litigation”).
Additionally, in July 2025, two purported stockholder of Sage each filed a complaint against Sage and each member of its Board of Directors in the Supreme Court of the State of New York, County of New York, (the first captioned Taylor v. Sage Therapeutics, Inc., et al., Index No. 654060/2025 (the “Taylor Complaint”) and the second captioned Morgan v. Sage Therapeutics, Inc., et al., Index No. 654094/2025 (together with the Taylor Complaint, the “Complaints”).
The Complaints assert, among other things, claims for negligent misrepresentation and concealment and negligence under New York common law against all defendants. The Complaints allege that the Schedule 14D-9 filed by SEC with the Securities and Exchange Commission in July 2025 omitted certain purportedly material information. Among other relief, the Complaints seek [(i) an injunction prohibiting consummation of the Transactions, (ii) rescission or actual and punitive damages if the Transactions are consummated, and (iii) an award of the plaintiffs’ fees and expenses, including reasonable attorneys’ and experts’ fees and expenses. Sage has also received certain demand letters from purported stockholders making allegations similar to those contained in the Complaints.
At this time, neither Parent nor Sage are able to predict the outcome of the Securities Class Action, the SEC investigation, the Consolidated Derivative Litigation, or the Complaints, or reasonably estimate a range of possible losses. If any of these matters are concluded in a manner adverse to Parent or any of its subsidiaries and for which the relevant entity incur substantial costs or damages not covered by liability insurance, such a conclusion could have a material adverse effect on our consolidated financial condition and business. In addition, any of these matters could adversely impact Parent or the relevant subsidiary’s reputation and divert management’s attention and resources from other priorities, including the execution of business plans and strategies that are important to our ability to grow our business, any of which could have a material adverse effect on our business.
Our future business prospects for ZURZUVAE® (zuranolone) depend on our ability, with our collaboration partner, Biogen MA Inc., and Biogen International GmbH, or together, Biogen, to successfully commercialize ZURZUVAE® (zuranolone) for the treatment of women with postpartum depression, or PPD, in the U.S. There is no assurance that our commercialization efforts in the U.S. with respect to ZURZUVAE for the treatment of women with PPD will be successful or that we will be able to generate revenues at the levels or on the timing we expect or at levels or on the timing necessary to support our goals.
Our business prospects for ZURZUVAE currently depends on our ability, along with our collaboration partner, Biogen, to successfully continue to commercialize ZURZUVAE in the U.S. for the treatment of women with PPD. ZURZUVAE was approved by the United States Food and Drug Administration, or FDA, in August 2023 as a treatment for adults with PPD and became commercially available in the U.S. in December 2023. ZURZUVAE is the first oral treatment specifically indicated for adults with PPD. We may never be able to meet our expectations with respect to revenues or profits from sales. ZURZUVAE may not achieve, or, even if achieved, maintain, broad market acceptance. Healthcare professionals may decide not to use ZURZUVAE as a treatment option for their patients with PPD or may only consider prescribing ZURZUVAE for a subset of women with PPD in their practice who they consider to have particularly severe symptoms relative to other patients suffering from this disease. ZURZUVAE may not achieve broad brand awareness and adoption among healthcare professionals, including OBGYNs, and our beliefs about the potential for OBGYNs to utilize ZURZUVAE at the forefront of postpartum care may prove to be incorrect. ZURZUVAE also may not achieve or, even if achieved, maintain broad market acceptance among women with PPD who may decide that they do not want to be treated with ZURZUVAE, including due to concern about the safety and tolerability profile of ZURZUVAE or use of ZURZUVAE while breastfeeding. ZURZUVAE includes a boxed warning that instructs healthcare professionals to advise patients that ZURZUVAE causes driving impairment due to central nervous system depressant effects, and that people who take ZURZUVAE should not drive a motor vehicle or engage in other potentially hazardous activities requiring complete mental alertness until at least 12 hours after ZURZUVAE administration for the duration of the once-daily, 14-day treatment course, which could decrease willingness to prescribe or use ZURZUVAE. The label also includes information about adverse events and other warnings and precautions that may cause a woman with PPD not to consider ZURZUVAE as a treatment option.

ZURZUVAE also may not achieve or, even if achieved, maintain broad market acceptance for the treatment of women with PPD if payors are not willing to cover and provide reimbursement for the treatment or impose significant restrictions on reimbursement. Payors that currently have favorable coverage for ZURZUVAE for the treatment of women with PPD may decide to change their policies and limit coverage or reimbursement for ZURZUVAE, including by requiring women with PPD to try other treatments prior to ZURZUVAE, requiring a specific showing of symptom severity with the use of measurement scales, requiring prior consultation with a psychiatrist or other specialist, or imposing other onerous prior authorization requirements, or they may deny coverage or reimbursement for other reasons or in all cases. Some payors currently require that healthcare professionals attest that the women with PPD for whom they have prescribed ZURZUVAE have severe symptoms. In addition, even if a healthcare professional writes a prescription for ZURZUVAE for the treatment of a woman with PPD, the prescription may not result in product being shipped to the patient and/or the patient taking ZURZUVAE. The healthcare professional or the patient may, for example, not take the steps necessary to obtain reimbursement or to have the prescription filled at the specialty pharmacy or may find the process of obtaining a prescription through the specialty pharmacy too slow or complicated. There is no guarantee that the infrastructure, systems, processes, policies, relationships or materials we and Biogen have built for the commercialization of ZURZUVAE for the treatment of women with PPD in the U.S. will be sufficient for us to achieve or, even if achieved, maintain success. ZURZUVAE also may not achieve the clinical benefit we expect in women with PPD. Our commercialization of ZURZUVAE in PPD may be negatively impacted by competition from other drugs currently on the market or that may be approved in the future. The number of women with PPD, the unmet need for additional treatment options for women with PPD, and the potential market for ZURZUVAE may be significantly smaller than we expect, or we may encounter other market-related issues in the commercialization of ZURZUVAE for the treatment of women with PPD, including as a result of the price we charge. We and our collaboration partner, Biogen, may not be applying the optimal resources to the launch of ZURZUVAE or we or Biogen may not be able or willing to scale our resources at the right time or at an effective level.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
(a)    Sales of Unregistered Securities.
None.
Item 3.    Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
None.
Item 5.    Other Information
(a)     None.
(b)    None.
(c)    Insider Trading Arrangements and Policies.

The table below lists the insider trading arrangements adopted or terminated during the third quarter of 2025:

Name and Title of Director or Officer	Rule 10b5-1 Trading Arrangement(1)	Trading Arrangement Adopted or Terminated	Date of Adoption or Termination	Duration of Trading Arrangement	Aggregate Number of Securities to be Purchased Pursuant to Trading Arrangement	Aggregate Number of Securities to be Sold Pursuant to Trading Arrangement
Frank Mottola SVP, Chief Technology Operations Officer	Yes	Adopted	September 15, 2025	January 14, 2026	—	20,000
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
10.1††
Biogen Collaboration and License Agreement by and among Sage Therapeutics, Inc., Biogen MA Inc. and Biogen International GmbH, dated November 27, 2020 (incorporated by reference to Exhibit 10.30 of Sage Therapeutics, Inc.'s Registration Statement on Form 10-K (File No. 001-36544) filed on February 16, 2023).

10.2
Side Letter to Biogen Collaboration and License Agreement,, by and among Sage Therapeutics, Inc., Biogen MA Inc. and Biogen International GmbH, dated October 21, 2021 (incorporated by reference to Exhibit 10.4 of Sage Therapeutics, Inc.'s Quarterly Report on Form 10-Q (File No. 001-36544) filed on November 2, 2021).

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

101
The following financial information from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, formatted in Inline XBRL: (i) Cover Page, (ii) Condensed Consolidated Statements of Earnings (Loss), (iii) Condensed Consolidated Statements of Comprehensive Earnings (Loss), (iv) Condensed Consolidated Balance Sheets, (v) Condensed Consolidated Statements of Changes in Stockholders' Equity, (vi) Condensed Consolidated Statements of Cash Flows, and (vii) the Notes to Condensed Consolidated Financial Statements, tagged in summary and detail.

104	The cover page of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, formatted in Inline XBRL (included with the Exhibit 101 attachments).
______________________________________________________________________________
†    Scheduled omitted pursuant to Item 601 of Regulation S-K. The Company agrees to furnish supplementally a copy of any omitted schedule to the SEC upon request.

†† Certain portions of this exhibit that constitute confidential information have been omitted in accordance with Regulation S-K, Item 601(b) (10).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUPERNUS PHARMACEUTICALS, INC.

DATED: November 6, 2025	By:	/s/ Jack A. Khattar
Jack A. Khattar President and Chief Executive Officer

DATED: November 6, 2025	By:	/s/ Timothy C. Dec
Timothy C. Dec Senior Vice-President and Chief Financial Officer