Form 10-K
period 2025-12-31
SUPERNUS PHARMACEUTICALS, INC.
filed 2026-03-02
CIK 1356576

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED December 31, 2025
or

☐	TRANSMISSION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM                                    TO
 COMMISSION FILE NUMBER: 001-35518
SUPERNUS PHARMACEUTICALS, INC.
(Exact name of registrant as specified in its charter)

Delaware			20-2590184
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification Number)

9715 Key West Avenue	Rockville	MD	20850
(Address of Principal Executive Offices)			(zip code)
	(301)	838-2500
(Registrant's telephone number, including area code)
SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

TITLE OF EACH CLASS:	February 24, 2026	Trading Symbol	NAME OF EACH EXCHANGE ON WHICH REGISTERED:
Common Stock, $0.001 Par Value	57,581,712	SUPN	NASDAQ Stock Market LLC
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☒    No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
As of June 30, 2025, the aggregate market value of the common stock held by non-affiliates of the registrant based on the closing price of the common stock on the NASDAQ Global Market was $1,694,871,061.

DOCUMENTS INCORPORATED BY REFERENCE
Certain portions of the registrant's definitive Proxy Statement for its 2026 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission not later than 120 days after the end of the registrant's 2025 fiscal year end, are incorporated by reference into Part III of this Annual Report on Form 10-K.

SUPERNUS PHARMACEUTICALS, INC.
FORM 10-K
For the Year Ended December 31, 2025

Unless the content requires otherwise, the words "Supernus," "we," "our" and "the Company" refer to Supernus Pharmaceuticals, Inc. and/or one or more of its subsidiaries, as the case may be. These terms are used solely for the convenience of the reader. Supernus Pharmaceuticals, Inc. and each of its subsidiaries are distinct legal entities. For example, MDD US Operations, LLC, a wholly-owned indirect subsidiary of Supernus Pharmaceuticals, Inc., is the exclusive licensee and distributor of APOKYN and ONAPGO in the United States and its territories. Adamas Operations, LLC (Adamas Operations), a wholly-owned indirect subsidiary of Supernus Pharmaceuticals, Inc., wholly owns the patents and patent applications related to GOCOVRI and Osmolex ER and has a license agreement with Supernus Pharmaceuticals, Inc., granting Supernus Pharmaceuticals, Inc. rights to market and sell GOCOVRI. Sage Therapeutics, LLC, a wholly-owned subsidiary of Supernus Pharmaceuticals, Inc., has granted Supernus Pharmaceuticals, Inc. a license to market and sell products containing zuranolone in the United States.
We, including our subsidiaries, are the owner/licensee of various U.S. federal trademark registrations (®) and registration applications (TM), including the following marks referred to in this Annual Report on Form 10-K, pursuant to applicable U.S. intellectual property laws: "Supernus®", "Microtrol®", "Solutrol®", "Qelbree®", "GOCOVRI®", "Oxtellar XR®", "APOKYN®", "Trokendi XR®", "XADAGO®", "MYOBLOC®", "Osmolex ER®", "Namzaric®", "ONAPGOTM", ZURZUVAE®, and the registered Supernus Pharmaceuticals logo.
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
ITEM 1.     BUSINESS.
Overview
Supernus Pharmaceuticals, Inc. (the Company) is a biopharmaceutical company focused on developing and commercializing products for the treatment of central nervous system (CNS) diseases. The Company's diverse neuroscience portfolio includes approved treatments for attention-deficit hyperactivity disorder (ADHD), dyskinesia in Parkinson's Disease (PD) patients receiving levodopa-based therapy, hypomobility in PD, postpartum depression (PPD), epilepsy, migraine, cervical dystonia, and chronic sialorrhea. The Company is developing a broad range of novel product candidates for CNS disorders.
The Company was incorporated in Delaware, commenced operations in 2005, became publicly traded in 2012, and is listed on the NASDAQ Stock Exchange under the ticker symbol SUPN. Our principal executive offices are located in Rockville, Maryland. Our extensive expertise in product development has been built over the past 30 years: initially as a stand-alone development organization; then, as a United States (U.S.) subsidiary of Shire Plc (Shire, a subsidiary of Takeda Pharmaceutical Company Ltd.); then upon our acquisition of substantially all of the assets of Shire Laboratories, Inc. in 2005, as Supernus Pharmaceuticals, Inc.
Acquisition of Sage Therapeutics, Inc. and Reorganization
On June 13, 2025, the Company entered into a Merger Agreement to acquire Sage Therapeutics, Inc (Sage). Under the terms of the Merger Agreement, the Company commenced a tender offer to acquire all outstanding shares of Sage, par value $0.001 per share (the Shares and each, a Share), at an offer price of (i) $8.50 per share in cash, less any applicable withholding taxes and without interest (the Cash Amount; an aggregate of approximately $561 million paid as of the acquisition date), plus (ii) one contingent value right per Share (the CVR; an aggregate of approximately $234 million, subject to the achievement of specific contingencies), which represents the right to receive up to $3.50 and is governed by the terms of a contingent value rights agreement entered into between the Company and the CVR agent (the CVR Agreement). Any amount payable pursuant to the CVRs is payable, in cash, less any applicable withholding taxes and without interest (the Cash Amount plus the CVR, collectively; or any higher amount per Share paid pursuant to the Offer, the Offer Price).
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
•Advance product candidates toward commercialization. Several product candidates are in various stages of development.
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
GOCOVRI®
GOCOVRI (amantadine) extended-release capsules are the first and only FDA-approved medicine indicated for the treatment of dyskinesia in patients with PD receiving levodopa-based therapy, with or without concomitant dopaminergic medications, and as an adjunctive treatment to levodopa/carbidopa in patients with PD experiencing "OFF" episodes.
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

The Company has entered into settlement agreements with third parties permitting the sale of a generic version of GOCOVRI beginning in June 2029, or sooner under certain conditions.
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
ZURZUVAE®

ZURZUVAE® capsules are the first and only FDA approved oral medicine indicated for the treatment of PPD in adults. ZURZUVAE is a neuroactive steroid that is a positive allosteric modulator of GABAA receptors, targeting both synaptic and extrasynaptic GABAA receptors, and is the first oral, once-daily, 14-day treatment specifically indicated for adults with PPD. ZURZUVAE became commercially available in the U.S. in December 2023 as a treatment option for women with PPD. We and our collaboration partner, Biogen MA Inc. (BIMA) and Biogen International GmbH (together with BIMA, Biogen), are jointly commercializing ZURZUVAE in the U.S. under a collaboration agreement (Biogen Collaboration Agreement). The Company and Biogen equally share in all operating profits and losses arising from sales of ZURZUVAE in the U.S., with Biogen recording such product sales. Biogen has the right to commercialize ZURZUVAE outside of the United States, other than in Japan, South Korea, and Taiwan (the Shionogi Territory). In the third quarter of 2025, Biogen received approval for zuranolone for the treatment of PPD by the European Medicines Agency (EMA) and Medicines Healthcare Regulatory Agency (MHRA) in Europe and the United Kingdom (U.K.) respectively. In the fourth quarter of 2025, ZURZUVAE received Health Canada Authorization in Canada for treatment indicated for adults with PPD.

Pursuant to a collaboration agreement with Shionogi for the development of products containing zuranolone in the Shionogi Territory. Shionogi is currently developing a product containing zuranolone for the treatment of patients with major depressive disorder, or MDD, in Japan. No product containing zuranolone is approved for the treatment of MDD in the United States. In the third quarter of 2024, Shionogi reported that it submitted a new drug application, or NDA, in Japan for a product containing zuranolone for the treatment of MDD. In the fourth quarter of 2025, Shionogi received approval from the Pharmaceuticals and Medical Devices Agency for the manufacturing and marketing of a product containing zuranolone in Japan for the treatment of MDD.
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
SPN-817 (huperzine A)
SPN-817 represents a novel mechanism of action (MOA) for an anticonvulsant. SPN-817 is a novel synthetic form of huperzine A, whose MOA includes potent acetylcholinesterase inhibition, with pharmacological activities in CNS conditions such as epilepsy. The development will initially focus on the drug's anticonvulsant activity, which has been shown in preclinical models to be effective for the treatment of partial seizures and Dravet Syndrome. SPN-817 is in clinical development.
SPN-820 (NV-5138)
SPN-820 is a novel, first in class, intracellular enhancer of mechanistic target of rapamycin complex 1 (mTORC1) signaling. Depression is associated with synapse loss and reduced synaptic plasticity in key brain regions including the prefrontal cortex and increasing mTORC1-mediated synaptic plasticity is a potential avenue to treat depression and associated symptoms. SPN-820 selectively binds to intracellular sestrin proteins and subsequently engages a cascade of multi-protein complexes, enhancing mTORC1 signaling. The intracellular mechanism and the lack of binding to cell surface receptors suggests the potential for a differentiated safety profile and is unlikely to have abuse potential.
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
The Company initiated a follow-on Phase 2b multi-center, randomized, double-blind, placebo-controlled trial in approximately 200 adults with MDD. The study will examine the safety and tolerability of SPN-820 2400 mg given intermittently (twice weekly) as an adjunctive treatment to the current baseline antidepressant therapy, as well as assess the rapid onset of improvement in depressive symptoms. For drugs that work through the mTROC1 pathway, emerging data indicate that chronic daily dosing may actively suppress sustained neuroplasticity and antidepressant benefits. Accordingly, the follow-on Phase 2b study will utilize intermittent dosing consistent with what was used in a Phase 2a open label study that showed a potential clinical effect of SPN-820.
SPN-443 – Novel stimulant for the treatment of ADHD/CNS
The Company completed a Phase 1 single dose study in healthy adults in 2024 following submission of an Investigational New Drug Application. The study was a first in human, pilot pharmacokinetic study of two oral formulations of SPN-443 in healthy adults. The primary objective of the study was to assess safety and tolerability. This molecule, along with its major metabolites, is an inhibitor of norepinephrine, dopamine and serotonin, also known as a triple reuptake inhibitor. Both formulations of SPN-443 showed adequate bioavailability and were well tolerated. The Company has selected ADHD as the lead indication for SPN-443 and plans to initiate single-ascending dose (SAD) and multiple-ascending dose (MAD) studies in the second half of 2026.
Zuranolone
The Company has granted Biogen sole rights to develop and commercialize zuranolone outside the U.S., other than in Japan, Taiwan and South Korea where it has granted those rights to Shionogi & Co., Ltd. (Shionogi). Shionogi is currently developing zuranolone for the treatment of patients with MDD in Japan, and in the third quarter of 2024, Shionogi reported that it submitted a new drug application (NDA) in Japan for zuranolone for the treatment of MDD. No product containing zuranolone is approved for the treatment of MDD in the United States. In the third quarter of 2025, Biogen received approval for zuranolone for the treatment of PPD by the European Medicines Agency (EMA) and Medicines Healthcare Regulatory Agency (MHRA) in Europe and the United Kingdom (U.K.) respectively. In the fourth quarter of 2025, Biogen received Health Canada Authorization for zuranolone for the treatment of PPD in Canada. In the fourth quarter of 2025, Shionogi received approval for a product containing zuranolone for the treatment of MDD by the Pharmaceuticals and Medical Devices Agency in Japan.
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
One sales force focuses on movement disorder specialists and other specialized health care providers in the U.S. in the Parkinson's area.
Another sales force focuses on psychiatrists, pediatricians, primary care physicians, and advanced practice providers in the ADHD area.

A third sales force focuses on psychiatrists, obstetricians-gynecologists, and other health professionals in the postpartum depression area.
Customers
The majority of our product sales are to pharmaceutical wholesalers, specialty pharmacies, and distributors who, in turn, sell our products to pharmacies, hospitals, and other customers, including federal and state entities. The majority of sales of Qelbree, Oxtellar XR, Trokendi XR, and XADAGO are made to wholesalers and distributors. In addition, MYOBLOC is available for direct purchase by physicians and hospitals. The majority of sales of GOCOVRI, APOKYN, ONAPGO, and ZURZUVAE, are made to specialty pharmacies.
Each of our three major customers, Cencora, Inc., Cardinal Health, Inc., and McKesson Corporation, individually accounted for more than 15% of our total product revenue in 2025 and collectively accounted for more than 76% of our total product revenue in 2025.
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
Competition in the U.S. ADHD market has increased with the commercial launch of several branded products in recent years, as well as the launch of generic versions of branded drugs, such as Adderall XR, Concerta, and Vyvanse, all of which are stimulants, and Intuniv, Kapvay and Strattera, all of which are non-stimulants. We expect competition in this market to increase as new products are developed. For example, in the fourth quarter of 2025, an NDA was filed with the FDA for centanafadine for the treatment of ADHD and was accepted for priority review in Q1 2026. Treatment options for ADHD in the U.S. market can be broadly classified as either stimulant or as non-stimulant products.
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
APOKYN is given as needed as an adjunct to levodopa/carbidopa therapy in PD patients who experience "OFF" episodes. In well-controlled clinical studies, APOKYN injections were effective in treating "OFF" periods, as measured by the motor function subset of the Unified Parkinson's Disease Rating Scale (UPDRS). APOKYN, delivered via an injection pen, is for patients for whom oral levodopa will not sufficiently control "OFF" periods. Patients taking APOKYN saw 95% of "OFF" episodes reversed, with improvement beginning as quickly as 10 minutes post-dosing in clinical studies. With the alternative of immobility and limited function, we believe the rapid and reliable reduction of "OFF" episode symptoms is of utmost importance to patients. APOKYN competes with pro re nata therapies such as Inbrija, and other adjunctive therapies, including NOURIANZ. APOKYN also competes with other products for the treatment of PD, both branded such as VYALEV and Crexont, and generics, including levodopa products.
For patients who experience significant "OFF" time each day, the Company has developed ONAPGO, formerly known as SPN-830, the first and only subcutaneous apomorphine infusion device for the treatment of motor fluctuations in adults with advanced PD. The infusion may reduce the variability in motor symptoms of PD and offer improved tolerability versus the acute injection route. The FDA approved ONAPGO in February 2025, and the Company launched ONAPGO in the second quarter of 2025. ONAPGO competes with VYALEV, and with other products for the treatment of PD, both branded and generic, including levodopa products.
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
GOCOVRI (amantadine) extended-release capsules are the first and only FDA-approved medicine indicated for the treatment of dyskinesia in patients with PD receiving levodopa-based therapy, with or without concomitant dopaminergic medications, and as an adjunctive treatment to levodopa/carbidopa in patients with PD experiencing "OFF" episodes. It is also the only medicine clinically proven to reduce both dyskinesia and “OFF” periods. GOCOVRI, taken once daily at bedtime, provides an initial lag and a slow rise in amantadine concentration during the night, resulting in a high concentration from the morning and throughout the waking day. Additionally, in the clinical trials, the adjunctive use of GOCOVRI did not require changes to dopaminergic therapies.
Postpartum Depression
Postpartum depression symptoms are some of the most common medical complications during and after pregnancy, and PPD is characterized by depressive symptoms that can begin during pregnancy or within the first four weeks to twelve months following childbirth. PPD symptoms may include sadness and depressed mood; anxiety or agitation; loss of interest in daily activities; changes in eating and sleeping habits; feeling overwhelmed; fatigue and decreased energy; inability to concentrate; hypervigilance about the baby or lack of interest in the baby; and feelings of worthlessness, shame or guilt.
ZURZUVAE is a neuroactive steroid that is a positive allosteric modulator of GABAA receptors, targeting both synaptic and extrasynaptic GABAA receptors, and is the first oral, once-daily, 14-day treatment specifically indicated for adults with PPD. ZURZUVAE became commercially available in the U.S. for women with PPD in December 2023. We and our collaboration partner, Biogen, are jointly commercializing ZURZUVAE in the U.S. under the Biogen Collaboration Agreement. We and Biogen equally share in all operating profits and losses arising from sales of ZURZUVAE in the U.S., with Biogen recording such product sales. ZURZUVAE received a Schedule IV classification from the Drug Enforcement Administration, or DEA. The approval of ZURZUVAE to treat PPD in adults was based on two pivotal clinical trials in adult women with PPD. ZURZUVAE includes a boxed warning that instructs healthcare professionals to advise patients that ZURZUVAE causes driving impairment due to central nervous system depressant effects, and that people who take ZURZUVAE should not drive a motor vehicle or engage in other potentially hazardous activities requiring complete mental alertness until at least 12 hours after ZURZUVAE administration for the duration of the 14-day treatment course. ZURZUVAE can cause CNS depressant effects. The most common side effects of ZURZUVAE include sleepiness or drowsiness, dizziness, common cold, diarrhea, feeling tired, weak, or having no energy, and urinary tract infection.

ZURZUVAE currently competes with the current standard of care for PPD, which commonly consists of psychotherapy; however, patients with moderate or severe PPD are often prescribed antidepressant medications such as SSRIs and SNRIs. ZURZUVAE may also face competition from drugs currently in development, if successfully developed and approved in the future for the treatment of PPD, including potentially LPCN 1154, an oral formulation of the neuroactive steroid brexanolone under development by Lipocine, Inc. under the streamlined 505(b)(2) regulatory pathway, which allows for approval of an abbreviated NDA by the FDA, and BRII-296, an intramuscular formulation of brexanolone being developed by Brii Biosciences, and RE104 which is being developed by Reunion Neuroscience.
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
Manufacturing
We currently depend on third-party contract manufacturing organizations (CMOs) for all manufacturing operations, including the production of raw materials, dosage form product, and product packaging. This encompasses products for commercial use, as well as some products for preclinical and clinical research. We do not own or operate manufacturing facilities for the production of any of our product candidates beyond that used in Phase 2 clinical trials, nor do we have plans to develop our own manufacturing operations in the foreseeable future to support Phase 3 clinical trials or commercial production. We currently employ internal resources to manage our manufacturing contractors.
We have agreements with CMOs headquartered in North America, including: Patheon Pharmaceuticals, Inc. (a subsidiary of Thermo Fisher Scientific Inc.), Packaging Coordinators, Inc., Aphena Pharma Solutions, and Catalent Pharma Solutions, Europe, and Asia for the manufacturing and packaging of some of our commercial products, including those of our subsidiaries, as well as for our pipeline product candidates. For Qelbree, Trokendi XR, GOCOVRI, Oxtellar XR, and ZURZUVAE, we currently rely on third-party CMOs for the manufacturing and packaging of final commercial products. We rely on third-party CMOs in Asia for the manufacturing of bulk drug substance for Trokendi XR and Oxtellar XR and rely on a third-party CMO in Europe for the raw materials and manufacturing of Qelbree, and GOCOVRI. With respect to ZURZUVAE, we source raw materials from Asia and manufacture ZURZUVAE in Europe. With respect to GOCOVRI and Qelbree, we have an additional manufacturer of bulk drug substance. These CMOs offer a comprehensive range of contract manufacturing and packaging services.
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

Our Proprietary Technology Platforms
We have a successful track record of developing and launching novel products by applying proprietary formulation technologies to known drugs to improve their side effect profile or improve patient adherence. In addition, we have developed new indications for existing therapies. Our key proprietary technology platforms include: Microtrol, Solutrol, and EnSoTrol. These technologies have been utilized to create novel, customized product profiles designed to enhance efficacy, reduce the frequency of dosing to improve patient adherence and improve tolerability. Our technologies have been used to create eleven commercial products, including our products: Qelbree, Trokendi XR, Oxtellar XR, and ONAPGO; Adderall XR (developed for Shire, which has been acquired by Takeda Pharmaceutical Company); Intuniv (developed for Shire); Mydayis (developed for Shire); Orenitram (developed for United Therapeutics Corporation); and Namzaric (developed for Allergan plc).
We are also engaged in generating and assessing New Chemical Entities (NCEs). These NCEs are generated by leveraging our expertise in structure function relationships in active molecules and medicinal chemistry. Our NCEs are being assessed in preclinical pharmacology models for CNS activity and are advancing towards Investigational New Drug application (IND) enabling toxicology studies to support potential future clinical investigation.
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
Patent Portfolio
Our commercial products, including those of our subsidiaries, covered by active patents include Trokendi XR, Oxtellar XR, Qelbree, GOCOVRI, Osmolex ER, XADAGO, and ZURZUVAE. We, or our subsidiaries, own all the issued patents for Trokendi XR, Oxtellar XR, Qelbree, GOCOVRI, Osmolex ER, and ZURZUVAE, as well as the pending U.S. patent applications for Qelbree. We have a license from Zambon for the U.S. patents that cover XADAGO.
The Company has ongoing patent litigation concerning Qelbree. For more information, refer to Part I, Item 3—Legal Proceedings in this Annual Report on Form 10-K.
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
GOCOVRI
There are 13 U.S. patents that cover GOCOVRI. The issued patents expire from 2028 to 2038. These patents are owned by Adamas Operations and, as of the first quarter of 2022, are licensed to Supernus Pharmaceuticals, Inc.
Prior to our acquisition of Adamas, Adamas entered into settlement agreements with third parties, permitting the sale of a generic version of GOCOVRI (amantadine) extended-release capsules (including for any new indications approved under the GOCOVRI NDA) on or after June 4, 2029.

OXTELLAR XR
There are 11 U.S. patents that cover Oxtellar XR. These patents will expire no earlier than 2027. We own all the issued patents and the pending U.S. patent applications. We also own additional foreign patents for extended-release oxcarbazepine.
The Company entered into settlement and license agreements with third parties, permitting the sale of a generic version of Oxtellar XR beginning in September 2024.
TROKENDI XR
There are 10 U.S. patents that cover Trokendi XR. We own all the issued patents. We also own additional foreign patents for extended-release topiramate. The ten issued U.S. patents covering Trokendi XR will expire no earlier than 2027.
The Company has entered into settlement agreements with third parties, permitting the sale of a generic version of Trokendi XR beginning in January 2023 and entitling the Company to receive royalties on those sales.
XADAGO
There are 3 U.S. patents covering XADAGO. These patents were licensed from Zambon and will expire from 2027 to 2031.
The Company has entered into settlement agreements with third parties, permitting the sale of a generic version of XADAGO beginning in December 2027, or earlier under certain circumstances.
ONAPGO
In February 2025, ONAPGO was approved by the FDA, and was launched in April 2025.
ZURZUVAE
There are 5 U.S. patents covering ZURZUVAE. These patents will expire from 2034 to 2037, subject to any patent term extensions. We also have patents issued in Japan and Europe and pending applications in the U.S. and certain other foreign countries. These patents are owned by Sage Therapeutics, LLC, and are licensed to Supernus Pharmaceuticals, Inc.
SPN-817 (huperzine A)
We have two patents issued in the U.S., and in China, Mexico, and certain other foreign countries relating to extended-release formulations of huperzine. We additionally have pending patent applications in the U.S. and certain foreign countries.
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
Other Intellectual Property Rights
We, including our subsidiaries, seek trademark protection in the U.S. and internationally, where available and when appropriate. We, including our subsidiaries, have filed for trademark protection for several marks, which are used in connection with our pharmaceutical research and development collaborations as well as with our products and those of our subsidiaries. We or our subsidiaries are the owner/licensee of various U.S. federal trademark registrations (®) and registration applications (TM), including the following marks referred to in this Annual Report on Form 10-K, pursuant to applicable U.S. intellectual property laws: "Supernus®", "Microtrol®", "Qelbree®", "GOCOVRI®", "Oxtellar XR®", "APOKYN®", "Trokendi XR®", "XADAGO®", "MYOBLOC®", "Osmolex ER®", "Namzaric®", "ONAPGOTM", "ZURZUVAE®", and the registered Supernus Pharmaceuticals logo.
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
ZURZUVAE (SAGE-217)
In July 2025, we acquired Sage Therapeutics. Through this acquisition, we obtained a collaboration and licensing agreement with Biogen Inc. for the development, manufacture and commercialization of ZURZUVAE and additional products containing zuranolone, which, along with ZURZUVAE, we refer to as Licensed Zuranolone Products.
Under the Biogen Collaboration Agreement, we and Biogen agreed that we will jointly develop and commercialize the Licensed Zuranolone Products in the U.S., and that Biogen solely will develop and commercialize the Licensed Zuranolone Products in territories outside the U.S. other than Japan, the Republic of Korea, and Taiwan (the Biogen Territory). We and Biogen have agreed to share jointly in the performance of the activities under the Biogen Collaboration Agreement in the U.S. and to share all operating profits and losses for activities under the Biogen Collaboration Agreement solely for the U.S. equally. The Biogen Collaboration Agreement provides that Biogen has sole responsibility and decision-making authority with respect to such activities in the Biogen Territory. Biogen is solely responsible for all costs for activities under the Biogen Collaboration Agreement in the Biogen Territory. We have an Opt-Out Right (as defined below) in the U.S. with respect to the Licensed Zuranolone Products.

We have granted to Biogen a non-transferable, sublicensable, except for certain specified exceptions, license to certain of our intellectual property as needed to perform the activities under the Biogen Collaboration Agreement. Such license is co-exclusive with us in the U.S. and exclusive, even as to us, in the Biogen Territory, subject to certain retained rights to allow us to exercise our rights and perform our obligations under the Agreement and with respect to the Shionogi Territory.

Our activities for the Licensed Zuranolone Products in the U.S. are conducted pursuant to joint plans agreed to by us and Biogen, and overseen by a joint steering committee, or the JSC. The JSC is composed of an equal number of representatives from each of us and Biogen.

For so long as a Licensed Zuranolone Product is being sold in the U.S., we and Biogen will share equally in all operating profits and losses arising from such Licensed Zuranolone Product in the U.S. The Biogen Collaboration Agreement provides that Biogen will record sales of Licensed Zuranolone Products globally. Consistent with this provision, Biogen records sales of ZURZUVAE in the U.S. We have the right to opt out (Opt-Out right) of such profit- and loss-sharing with respect to the Licensed Zuranolone Products in the U.S. If we elect to exercise our Opt-Out Right with respect to the Licensed Zuranolone Products, we have agreed to transition to Biogen applicable development and commercialization activities for such Licensed Zuranolone Products for the U.S., and Biogen has agreed to assume sole operational and financial responsibility for such activities.

The Biogen Collaboration Agreement provides for aggregate regulatory/commercial milestone payments from Biogen to us for Licensed Zuranolone Products.

Biogen has also agreed to pay us tiered royalties based on net sales of the Licensed Zuranolone Products in the Biogen Territory of high-teens to low-twenties percentages. If we have exercised our Opt-Out Right in the U.S. with respect to Licensed Zuranolone Products, Biogen has agreed to pay us specified royalties based on net sales of Licensed Zuranolone Products. Royalty payments may be reduced in certain specified customary circumstances. Due to the uncertainty of pharmaceutical development and the high historical failure rates generally associated with drug development, we may never receive additional milestone payments or any royalty payments from Biogen.

During the term of the Biogen Collaboration Agreement, neither us nor Biogen nor any of our respective affiliates is permitted outside of the Biogen Collaboration Agreement to directly or indirectly develop, manufacture, conduct medical affairs activities or commercialize certain products in specified indications, or enter into agreements or arrangements with third parties to perform any of the above activities.

Unless earlier terminated, the Biogen Collaboration Agreement expires on a Licensed Product-by-Licensed Product and country-by-country basis on the later of (i) in the Biogen Territory, the expiration of the royalty term for such Licensed Product in such country or (ii) in the U.S., until the parties agree to permanently stop commercializing such Licensed Product. Biogen may terminate the Biogen Collaboration Agreement for convenience in its entirety or on a Product Class-by-Product Class basis, or as to a region by providing advance written notice. Either us or Biogen may terminate the Biogen Collaboration Agreement (i) in the event of a material breach in whole or in part, by the other party subject to a cure period and (ii) in the event of the insolvency of the other party, in each case subject to specified conditions.

For additional information related to the Biogen Collaboration Agreement, see the Risk Factor captioned The commercial results of ZURZUVAE® (zuranolone) depend, in part, on our ability, with our collaboration partner, Biogen MA Inc., and Biogen International GmbH, or together, Biogen, to successfully continue the commercialization of the product for the treatment of women with postpartum depression, or PPD, in the U.S. There is no assurance that our commercialization efforts in the U.S. with respect to ZURZUVAE for the treatment of women with PPD will be successful or that we will be able to generate revenues at the levels or on the timing we expect or at levels or on the timing necessary to support our goals under Part I, Item 1A, Risk Factors of this Annual Report.
Through the Sage Acquisition, we also obtained a collaboration agreement with Shionogi & Co. Ltd. (Shionogi). Pursuant to this agreement, Shionogi is responsible for all clinical development, regulatory filings and commercialization of products containing zuranolone for the treatment of MDD and potentially other indications in the Shionogi Territory. Shionogi made an upfront payment of $90.0 million in 2018 (prior to our acquisition of Sage), and we will be eligible to receive additional payments of up to $470.0 million if certain regulatory and commercial milestones are achieved by Shionogi.
Under the terms of the agreement, the potential future milestone payments include up to $40.0 million for the achievement of specified regulatory milestones, up to $30.0 million for the achievement of specified commercialization milestones, and up to $385.0 million for the achievement of specified net sales milestones. We will receive tiered royalties on sales of zuranolone in the Shionogi Territory, if development efforts are successful, with tiers averaging in the low to mid-twenty percent range, subject to other terms of the agreement. Due to the uncertainty of pharmaceutical development and the high historical failure rates generally associated with drug development, we may not receive any additional milestone payments or any royalty payments from Shionogi.
Shionogi's exclusive rights to develop and commercialize products containing zuranolone are limited to the Shionogi Territory. The upfront cash payment and any payments for milestones and royalties are non-refundable and non-creditable.
The agreement with Shionogi will terminate on a licensed product-by-licensed product basis on the date on which the royalty term has expired in each country in the Shionogi Territory for such licensed product and will ultimately expire upon the expiration of the last-to-expire royalty term. Shionogi may remove South Korea or Taiwan from the covered territories, for any reason or no reason upon 180 days’ prior written notice. Shionogi may terminate the agreement in its entirety for any reason or no reason upon 180 days’ prior written notice. Shionogi may also terminate the agreement in the event of a serious adverse event or a clinical failure upon 60 days’ written notice to us. Either party may terminate this agreement early in the event of an uncured material breach within 180 days’ after notice is delivered to the other party.
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

XADAGO
In February 2016, we entered into a License and Distribution Agreement and a Supply Agreement with Zambon. Under the License and Distribution Agreement, we are the exclusive distributor of XADAGO in the U.S. and we are prohibited from selling or distributing in the U.S. certain products that compete with XADAGO. Also, Zambon is eligible to receive up to $30.0 million in future payments upon the achievement of sales-based milestones, which are based upon specified annual net product sales of XADAGO in the U.S. During the term of the License and Distribution Agreement, we are also obligated to pay a royalty on net product sales of XADAGO in the U.S. In the event that XADAGO annual net sales exceed the specified U.S. annual net product sales thresholds, the royalty percent increases and could go as high as the mid-teens.
Under the Supply Agreement, we must purchase from Zambon and Zambon must provide to us all XADAGO finished products for the U.S. market.
We have agreed to use commercially reasonable efforts to develop and commercialize XADAGO under the agreement. Either party may terminate the agreement under certain circumstances, including a material breach of the agreement by the other.
MYOBLOC
In May 2004, we entered into an asset purchase agreement with a third party resulting in us owning the worldwide rights to MYOBLOC in exchange for us paying a low double-digit royalty based on U.S. annual net sales of MYOBLOC. We make royalty payments to Elan Pharmaceuticals, LLC, a subsidiary of Perrigo Pharma International DAC. While we currently have no intention of seeking approval in the U.S. for cosmetic use, if MYOBLOC is so approved, a milestone payment would be due and the royalty rate will become subject to certain reductions based on cosmetic use net sales. We also have the right under the agreement to make use of, develop and offer for sale, worldwide products containing Botulinum Toxin Type B. The agreement may not be terminated for convenience.
We have a contract manufacturing agreement with Merz Pharma GmbH & Co. KGaA (Merz) for the manufacture and supply of MYOBLOC (Merz Agreement). Pursuant to the Merz Agreement, Merz is required to provide a dedicated manufacturing facility including a stand-alone building, dedicated clean room suites, dedicated manufacturing and purification equipment, and filling and packaging production lines (collectively, the manufacturing facility) to manufacture finished products. The Merz Agreement will expire in July 2027, unless the Company and Merz mutually agree to extend the term. The Merz Agreement may not be terminated for convenience. An amendment to the contract manufacturing agreement with Merz was executed in July 2025. Amendments to the contract manufacturing agreement included among other things, the removal of an annual minimum purchase requirement of MYOBLOC, and the Company's agreement to pay a nonrefundable annual fee of €3.0 million to cover general maintenance and reservation costs for the manufacturing facilities.
SPN-817 (huperzine A)
In September 2018, we entered into a merger agreement to acquire Biscayne Neurotherapeutics (Biscayne), a privately-held company developing a novel treatment for epilepsy (SPN-817). Through this agreement, we obtained worldwide rights, excluding certain markets in Asia where rights have been previously out-licensed, to SPN-817. SPN-817 has received Orphan Drug Designation from the FDA for the treatment of Dravet Syndrome, a severe form of childhood epilepsy and Lennox-Gastaut Syndrome. We may be obligated to pay up to $73 million to the prior Biscayne security holders if certain development milestones are achieved and up to an additional $95 million if certain sales milestones are achieved. In addition, we will be obligated to pay a low single digit royalty on net sales to the prior Biscayne security holders and any applicable royalties to third parties for the use of in-licensed IP. On January 22, 2026, the Company entered into an agreement with former Biscayne security holders in which the Company will pay $10.0 million by June 30, 2026, for settlement of certain developmental milestones under the merger agreement entered into in 2018.

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
On May 5, 2025, the Company entered into a binding memorandum of understanding (MOU) with Navitor Inc. Under the MOU, the Company agreed to conduct further development activities at its own cost and Navitor Inc. agreed to waive its right to receive the $100 million Initial Acquisition Fee under the Development Agreement. In addition, pursuant to the MOU the Company exercised the Purchase Option to purchase all assets of Navitor and its affiliates pursuant to the Development Agreement, subject to, among other things, completion of satisfactory due diligence by the Company, and negotiation and execution of a definitive Purchase Agreement. On June 24, 2025, October 31, 2025 and December 22, 2025, the Company amended the MOU with Navitor to extend the negotiation period.
See Part II, Item 8, Financial Statements and Supplementary Data, Note 18, Commitments and Contingencies, in the Notes to the Consolidated Financial Statements.
Namzaric
Namzaric (memantine hydrochloride extended release and donepezil hydrochloride) capsules for the treatment of moderate to severe dementia of an Alzheimer's type is currently marketed by Allergan plc under an exclusive license agreement between Adamas Pharmaceuticals and Forest Laboratories Holdings Limited (Forest), an indirect, wholly-owned subsidiary of Allergan plc (collectively, Allergan) in the United States. Adamas Pharmaceuticals receives royalties on net sales of Namzaric from May 2020. Allergan is responsible for all manufacturing related to Namzaric.
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
License Agreements with Other Third Parties
The Company has granted other companies, including United Therapeutics Corporation and Takeda Pharmaceuticals Company Ltd., rights to utilize certain of its proprietary technologies in the development of certain of their products. These technologies were used by these companies to develop certain other products, including Orenitram (treprostinil) and Mydayis. We receive royalties under these arrangements based on net product sales of certain products developed using the licensed technologies. In some cases, we are also entitled to milestone payments. The royalty term for Orenitram is expected to cease in 2026.
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
Review and Approval of Combination Products
Products comprised of separate components (e.g., a drug and a device; a biologic and a device; a drug and a biologic; or a drug, device, and a biologic) are known as "combination products." Such products often raise regulatory, policy, and review management challenges because they integrate components that are regulated under different types of regulatory requirements and by different FDA Centers, namely, Center for Drug Evaluation and Research (CDER), Center for Devices and Radiological Health (CDRH), and the Center for Biologics Evaluation and Research (CBER) (each a Center). Differences in regulatory pathways for each component can impact the regulatory processes for all aspects of product development and management, including preclinical testing, clinical investigation, marketing applications, manufacturing and quality control, adverse event reporting, promotion and advertising, user fees, and post-approval modifications.

The FDA's Office of Combination Products (OCP) determines which Center will have primary jurisdiction (the Lead Center) for the combination product based on the combination product's "primary mode of action" (PMOA). A mode of action is the means by which a product achieves an intended therapeutic effect or action. The PMOA is the mode of action that provides the most important therapeutic action of the combination product or the mode of action expected to make the greatest contribution to the overall intended therapeutic effects of the combination product. The Lead Center has primary responsibility for the review and regulation of a combination product; however, a second Center is often involved in the review process, especially to provide input regarding the "secondary" component(s). In most instances, the Lead Center applies its usual regulatory pathway. For example, a drug-device combination product assigned to CDER will typically be reviewed under an NDA, while a drug-device combination product assigned to CDRH is typically reviewed through a 510(k), Premarket Approval Application (PMA), or de novo reclassification request.
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
Since a combination product incorporates two or more components with different regulatory requirements, a combination product manufacturer must comply with all cGMP and Quality System (QS) Regulation/Medical Device Good Manufacturing Practices (QSR) requirements that apply to each component. The FDA has issued a combination product cGMP regulation, along with final guidance, describing two approaches a combination product manufacturer may follow to demonstrate compliance. Under these two options, the manufacturer demonstrates compliance with:
•All cGMP regulations applicable to each separate regulated component included in the combination product; or
•Either the drug cGMPs or the QSR, as well as with specified provisions from the other of these two sets of requirements (also called the streamlined approach).
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
As a consequence of the USWM Acquisition, and under the terms of the CIA, the Company assumed the extensive obligations of the MDD Subsidiaries concerning the ongoing maintenance of an effective compliance and disclosure program to promote compliance with the statutes, regulations and written directives of Medicare, Medicaid and all other Federal health care programs and with the statutes, regulations and written directives of the FDA. The CIA has a term of five years, with the final Reporting Period ending in April 2024, and imposed material burdens on the Company, its officers and directors to take actions designed to ensure compliance with applicable healthcare laws, including requirements to maintain specific compliance positions within the Company, to report any non-compliance with the terms of the agreement, to submit annual reports to the Office of Inspector General of the U.S. Department of Health and Human Services and to have prepared an annual audit by an Independent Review Organization. The Company submitted its final report during the second quarter of 2024 and received an official notification of release from the Office of the Inspector General in April 2025 and thus no longer remains subject to its obligations under the CIA.

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
In March 2010, a comprehensive change to the U.S. healthcare system, known as the Patient Protection and Affordable Care Act of 2010 (ACA) was enacted, as amended by the Health Care and Education Reconciliation Act of 2010. These laws and their regulations (collectively the HealthCare Reform Law) have far reaching consequences for pharmaceutical companies like the Company. Possible revisions to the HealthCare Reform Law are the subject of continuing legislative debates and litigation. Changes in the 2025 CMS marketplace rules include, among other things, the expiration of enhanced premium tax credits, eligibility changes for Deferred Action for Childhood Arrival recipients, the elimination of the Special Enrollment Period for individuals with incomes at or below 150% of the Federal Poverty Level except with a Qualifying Life Event, stricter income verification, and the elimination of the automatic 60-day extension to resolve income inconsistencies (reverting to the standard 90 days). Reductions in subsidies, such as the expiration of the enhanced premium tax credits, may reduce the number of patients with health insurance, which in turn could reduce patients’ ability to purchase our products.
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
•Pricing and rebate programs must comply with the Medicaid rebate requirements of the Omnibus Budget Reconciliation Act of 1990, as amended, and the Veterans Health Care Act of 1992, as amended (VHCA). If the Company's products are made available to authorized users of the Federal Supply Schedule of the General Services Administration, then additional laws and requirements apply. Under the VHCA, drug companies are required to offer certain pharmaceutical products at a reduced price to several federal agencies, including the United States Department of Veterans Affairs and United States Department of Defense, the Public Health Service, and certain private Public Health Service—designated entities, in order to participate in other federal funding programs including Medicare and Medicaid. Recent legislative changes purport to require that discounted prices be offered for certain United States Department of Defense purchases for its TRICARE program via a rebate system. Participation under the VHCA requires submission of pricing data and calculation of discounts and rebates pursuant to complex statutory formulas, as well as the entry into government procurement contracts governed by the Federal Acquisition Regulations; and
•Similar healthcare laws in the European Union and other jurisdictions, including reporting requirements detailing interactions with and payments to healthcare providers.
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
In February 2026, pharmacy benefit manager reform provisions were enacted as part of the Consolidated Appropriations Act of 2026. These reforms, which are scheduled to be implemented in 2028, require that certain compensation to pharmacy benefit managers under Medicare Part D be structured as bona fide service fees that are fixed dollar amounts, satisfy regulatory requirements for bona fide service fees, and are not determined based on a drug’s price or volume. The legislation also restricts the use of spread pricing and certain rebate-based renumeration, and imposes additional transparency and reporting obligations. Although these provisions primarily regulate intermediaries, they may affect coverage of our products and could adversely affect revenues.

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
Beginning in 2025, all Medicare prescription drug plans (Medicare Part D plans) — including both standalone Medicare prescription drug plans and Medicare Advantage plans with prescription drug coverage — were required to offer enrollees the option to pay out-of-pocket prescription drug costs in the form of capped monthly installment payments instead of all at once at the pharmacy. In January 2026, CMS announced the election of 15 additional prescription drugs for negotiation, representing the third round of drugs selected under the program. Negotiated prices for these drugs, once agreed, will become effective January 1, 2028. None of the selected drugs were Supernus products. The Company cannot predict whether additional legislation or rulemaking related to the IRA will be issued or enacted, or what impact, if any, such changes will have on the profitability of any of the Company's products. There also may be future changes unrelated to the IRA that result in reductions in potential coverage and reimbursement levels for the Company's products, and we cannot predict the scope of any future changes or the impact that those changes may have on its business. In addition, a Medicare Part D prescription drug $2,000 out-of-pocket limit was implemented.
Other U.S. healthcare cost containment statutes and policy measures include:
•The 2013 Drug Quality and Security Act (DQSA) creates the requirement for companies to trace, verify and identify all products through the entire supply chain, from manufacturer to dispenser. Title I of the DQSA, the Compounding Quality Act, increased regulation of compounding drugs. Title II of DQSA, the Drug Supply Chain Security Act (DSCSA) established requirements to facilitate improved tracking of prescription drug products through the supply chain with increased product identification requirements. DSCSA requires such tracking to be done farther down the distribution chain, including (i) wholesalers' verification and tracking, (ii) pharmacy verification and tracking, and (iii) at the unit level throughout the entire supply chain. In August 2023, FDA announced final guidance pertaining to Title II, entitled “Enhanced Drug Distribution Security Requirements Under Section 582(g)(1) of the Federal Food, Drug, and Cosmetic Act--Compliance Policies.” This guidance describes FDA’s compliance policies for enforcement of requirements for the interoperable, electronic, package level product tracing (enhanced drug distribution security requirements) under the Federal Food, Drug, and Cosmetic Act (FDCA), effective November 27, 2023. Specifically, the guidance described that, until November 27, 2024, the FDA did not intend to take action to enforce requirements for the interoperable, electronic, package level product tracing under section 582(g)(1) of the FDCA Act that went into effect on November 27, 2023. The FDA issued an additional guidance document in October 2024 noting that companies in the pharmaceutical distribution supply chain who have initiated their systems and processes and established electronic DSCSA data connections with their trading partners may need additional time beyond November 27, 2024 to strengthen capabilities to mitigate data issues associated with electronic DSCSA transaction information and transaction statements to ensure uninterrupted product distribution. The October 2024 guidance specifies that the FDA is responding to such need by issuing exemptions to accommodate the additional time needed by such trading partners beyond November 27, 2024, but such exemptions apply only to trading partners who have initiated their systems and processes and established electronic DSCSA data connections with their trading partners prior to November 27, 2024. The guidance also provides that such exemptions will extend beyond November 27, 2024, for different lengths of time depending on the category of the trading partner (i.e., manufacturers and repackagers, wholesale distributors, dispensers with 26 or more full time employees). The Trump Administration has not made any updates to, or rescinded, the October 2024 guidance document.
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
•The One Big Beautiful Bill Act (OBBBA) was enacted on July 4, 2025. OBBBA includes provisions that will, among other things, expand the orphan drug exception by allowing products with one or more orphan drug designations and one or more approved indications to remain exempt from price negotiation if each indication is for a rare disease or condition and extend the price negotiation program to be effective on the date of non-orphan indication instead of on the date of first approval or licensing. These provisions may impact development processes and price analyses. OBBBA also enacted approximately $1 trillion in Medicaid cuts and imposed additional eligibility requirements. These measures may eliminate Medicaid coverage for up to 10.5 million people, and reduce so-called “dual eligible” enrollment (i.e., enrollment in both Medicare and Medicaid) by 1.3 million people, with less coverage likely to correlate to fewer prescriptions covered by the program and a greater need for manufacturer discounts and expanded patient assistance programs. Although OBBBA established a $50 billion Rural Health Transformation Program (RHTP), known as the “Rural Hospital Fund,” to lessen the impact of Medicaid cuts on rural hospitals, there are concerns that the RHTP may be insufficient to cover the gap, and many hospitals may still close or shift resources to the already troubled 340B Drug Pricing Program, which requires drug manufacturers to sell outpatient drugs at discounted prices to eligible healthcare providers that serve many uninsured and low-income patients. In addition, OBBBA implements a state cost-sharing provision that could place up to 15% of Medicaid costs onto individual states, potentially straining state and local health care budgets and impacting purchasing capabilities. The full impact of OBBBA’s changes to Medicaid on the Company’s business is not yet known.
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
Human Capital
Our success begins and ends with our people. Our solid progress to date reflects the talent and hard work of all of our employees. We consider the intellectual capital of our employees to be an essential driver of our business and key to our future prospects. Attracting, developing, and retaining talented people in technical, marketing, sales, research, and other positions is crucial to executing our strategy and our ability to compete effectively. As of December 31, 2025, we employed 778 full-time employees in the U.S. None of our employees are represented by a labor union. We consider relations with our employees to be good.

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
We place a strong value on collaboration and we believe that working together leads to better outcomes for our customers. This extends to the way we treat each other as team members. We strive to create an environment where innovative ideas can flourish by demonstrating respect for each other and valuing the opinions, and viewpoints of employees. We believe a collaborative workplace results in business growth and encourages increased innovation.
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

ITEM 1A. RISK FACTORS.

		Page
Risks Related to Our Industry and Business
•	We are dependent on the commercial success of our products in the U.S.	35
•	If generics or other versions of our products including generics containing one or more of the active pharmaceutical ingredients present in our products are approved and successfully commercialized, our business could be materially harmed.	37
•	We are subject to uncertainty relating to payment or managed care reimbursement policies, which, if not favorable for our products or product candidates, could hinder or prevent our commercial success.	37
•	We depend on wholesalers, distributors, and specialty pharmacies for the distribution of our products. If we lose any of our significant wholesaler, distributor, or specialty pharmacy accounts, our business could be harmed.	39
•	Final marketing approval of any of our product candidates or approval of additional indications for existing products by the FDA or other regulatory authorities may be delayed, limited, or denied, any of which would adversely affect our ability to generate operating revenues.	39
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
		41
•	If we do not obtain marketing exclusivity for our product candidates, our business may suffer.	42
•	If our competitors develop or market alternatives for the treatment of our target indications, our commercial opportunities will be reduced or eliminated.	43
•	We depend on collaborators to work with us to develop, manufacture and commercialize our products and product candidates. We have in-licensed or acquired a portion of our intellectual property necessary to develop certain of our product candidates. If we fail to comply with our obligations under any of these arrangements, we could lose the benefit of such collaborative relationships, including licenses or intellectual property rights.	45
•	Our failure to successfully develop and market our product candidates would impair our ability to grow.	47
•	Our clinical trials for our product candidates may fail to demonstrate acceptable levels of safety, efficacy, or other requirements, which could prevent or significantly delay regulatory approval.	48
•	Delays or failures in the completion of clinical development of our product candidates would increase our costs, delay, or limit our ability to generate revenues.	48
•	Healthcare reform measures could hinder or prevent the commercial success of our products or product candidates.	50
•	Healthcare cost containment legislation and the failure of third-party payors to provide appropriate levels of coverage and reimbursement for the use of products and treatments facilitated by our products could harm our business and prospects.	52
•	Any failure to comply with healthcare regulations, including implementation of any change in compliance with healthcare regulations and laws could cause us to incur significant compliance expenses and any failure to comply could subject us to substantial penalties and fines. Our business, operations, and financial condition could be adversely affected.	53
•	We could be involved in additional lawsuits to protect or enforce our patents, which could be expensive, time consuming, distracting, and ultimately unsuccessful.	54
•	Limitations on our patent rights relating to our products and product candidates may limit our ability to prevent third parties from competing with us.	55
•	We face potential litigation and product liability exposures. If successful claims are brought against us, we may incur substantial liabilities.	56
•	Cybersecurity incidents may adversely impact our financial condition, results of operations, and reputation. Security breaches and other disruptions could compromise our information and expose us to liability which would cause our business and reputation to suffer.	58
•	Ongoing legal actions and proceedings could distract management and could result in substantial costs or large judgments against Supernus or one or more of its subsidiaries.	60
•
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
		61

ITEM 1A. RISK FACTORS.

Risks Related to Our Finances and Capital Requirements
•	Tariffs may increase our costs.	62
•	Our operating results may fluctuate significantly.	62
•	Our ability to use our net operating loss carryforwards and other tax attributes may be limited or may expire prior to utilization.	63
•	We have and may further expand our business through acquisitions of new product lines or businesses, which expose us to various risks, including difficulties in integrating acquisitions. Our recent acquisitions pose certain incremental risks to the Company.	64
•	Any impairment in the value of our intangible assets, including goodwill, would negatively affect our operating results and total capitalization.	66

Risks Related to Securities Markets and Investment in Our Stock
•	The issuance of additional shares of our common stock, or instruments convertible into or rights to acquire shares or our common stock, or market sales of our common stock, could affect the market price of our common stock.	67
•	Anti-takeover provisions under our charter documents and Delaware law could delay or prevent a change of control, which could negatively impact the market price of our common stock.	68

General Risk Factors
•	Obtaining and maintaining patent protection depends on compliance with various procedural, document submission, fee payment, and other requirements imposed by governmental patent agencies. Our patent protection could be reduced or eliminated for non-compliance with these requirements.	70
•	Our insurance coverage may not be sufficient to cover our legal claims or other losses that we may incur in the future.	70
•	Our operations rely on sophisticated information technology, systems, and infrastructure, a disruption of which could harm our operations.	70
Risks Related to Our Industry and Business
We are dependent on the commercial success of our products in the U.S.
Our financial performance, including our ability to replace revenue and income lost to generic products and other competitors as well as to grow our business, depends heavily on the commercial success of our products. A substantial amount of our resources is focused on generating, maintaining and/or expanding the revenue generated by our approved products in the U.S. Our major products Qelbree®, GOCOVRI®, Oxtellar XR®, APOKYN®, and ZURZUVAE® represented approximately 49%, 23%, 6%, and 8% of our total net revenues for the year ended December 31, 2025, respectively. If any of our major products were to become subject to problems, such as changes in prescription growth rates, unexpected side effects, loss of intellectual property protection, supply chain or product supply shortages, regulatory proceedings, changes in labeling, publicity adversely affecting doctor or patient confidence in such product, material product liability litigation, pressure from new or existing competitive products, or adverse changes in coverage under managed care programs, the adverse impact on our revenue and profit could be significant. For example, in November 2025 we announced that supplier constraints were impacting our ability to fully meet demand for ONAPGO and that this required pausing delivery of the product to patients who had not yet started ONAPGO, resulting in an adverse impact on our revenue and profit during the fourth quarter of 2025. In February 2026, we announced that we have made progress securing additional product supply of ONAPGO from the current supplier and as a result has resumed new patient initiation. In addition, we are working with a second supplier that is expected to begin supplying ONAPGO in 2027. In addition, our revenue and profit could be significantly impacted by the timing and rate of commercial acceptance of key new products.
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

ITEM 1A. RISK FACTORS.
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
•Maintain compliance with the Drug Enforcement Administration’s regulation of certain controlled substances, such as ZURZUVAE;
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

ITEM 1A. RISK FACTORS.
If other versions of our products, including but not limited to generics containing one or more of the active pharmaceutical ingredients present in our products are approved and successfully commercialized, or if products are developed, approved and successfully commercialized which provide similar benefits of treatment for patients, our business could be materially harmed.
Third parties have, and in the future may, receive approval to manufacture and market their own versions of products containing one or more of the active pharmaceutical ingredients present in our products in the U.S.
The Company has entered into settlement and license agreements with third parties, which permit the sale of generic versions of Trokendi XR and Oxtellar XR beginning on January 2023 and September 2024, respectively. Sales of generic versions of Trokendi XR and Oxtellar XR began in 2023 and 2024, respectively. The Company has also entered into settlement and license agreements with third parties permitting the sale of the first generic version of XADAGO beginning in December 2027, or sooner under certain conditions. We have the right to defend our products against third parties who may infringe or are infringing our patents.
Third parties have, and in the future may, receive approval to manufacture and market their own products, including but not limited to generics containing apomorphine hydrochloride, for the treatment of Parkinson’s Disease in the U.S. For example, in 2019, Acorda Therapeutics, Inc. launched Inbrija (acquired by Merz Pharmaceuticals, LLC in July 2024), an inhalable form of levodopa and Sunovion Pharmaceuticals, Inc. (Sunovion, a subsidiary of Sumitomo Dainippon Pharma Co. Ltd) launched KYNMOBI, a sublingual film formulation of apomorphine hydrochloride, in 2020 (later withdrawn from the U.S. in June 2023). In February 2022, the FDA approved the first generic containing apomorphine hydrochloride to treat hypomobility "OFF" episodes ("end-of-dose wearing off" and unpredictable "ON/OFF" episodes) associated with advanced Parkinson's Disease. This approval was for the drug cartridges only, which according to the FDA’s press release are to be used with the APOKYN pen, the brand-name pen injector, as the generic manufacturer did not seek approval of its own pen. Patients treated with generic apomorphine hydrochloride will need to separately obtain the APOKYN pen.
Third parties have developed, received FDA approval and successfully commercialized longer-lasting extended relief levodopa/carbidopa products, which are impacting sales of APOKYN because they reduce the number of times per day a given patient may need to use an off-episode product like APOKYN.
Third parties have also developed, received FDA approval and successfully commercialized products that compete with ONAPGO. For example, in 2024, AbbVie launched Vyalev, a treatment for advanced PD that utilizes a wearable pump to provide a continuous infusion of foscarbidopa and foslevodopa.
The success of these products and the entry of new products could adversely impact the sales of ONAPGO and APOKYN.
To the extent any third party is successful in obtaining approval to manufacture and market a generic or its own version of a product containing one or more of the active pharmaceutical ingredients present in our products in the U.S., we may not be able to prospectively realize revenues from such products and sales of such products may occur in place of sales of our products. Accordingly, our business and growth prospects could be materially impaired.
We are subject to uncertainty relating to payment or managed care reimbursement policies, which, if not favorable for our products or product candidates, could hinder or prevent our commercial success.
Our business is operating in an ever more challenging environment, with significant economic pressures exerted by federal and state governments, insurers, and private payors on the pricing of our products, affecting our ability to obtain and/or maintain satisfactory rates of reimbursement for our products. The U.S. federal and state governments and private payors are under intense pressure to control healthcare spending even more tightly than in the past. These pressures are further compounded by consolidation among distributors, retailers, private insurers, managed care organizations, and other private payors, resulting in an increase in their negotiating power, particularly with respect to our products. In addition, these pressures are intensified by increased, adverse publicity about pricing for pharmaceuticals. These prices are sometimes characterized as excessive, leading to government actions, including investigations, and legal proceedings regarding pharmaceutical pricing practices.
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

ITEM 1A. RISK FACTORS.
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
There has been increasing interest in the U.S. from both the executive and legislative branches with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed federal and state legislative initiatives designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under the Medicare program, to review the relationship between pricing and manufacturer patient programs, and to reform government reimbursement methodologies for drugs. Additionally, several Executive Orders have been issued generally aimed at lowering the price of certain pharmaceutical products in the United States. For additional information, see "Healthcare cost containment legislation and the failure of third-party payors to provide appropriate levels of coverage and reimbursement for the use of products and treatments facilitated by our products could harm our business and prospects." We expect to experience pricing pressures in connection with the sale of any of our products and product candidates due to the trend toward managed healthcare, the increasing influence of health maintenance organizations, additional cost containment initiatives, and additional legislative changes.
In some foreign jurisdictions, where certain of our products are sold by third parties pursuant to license agreements with us, particularly Canada and Europe, the pricing of prescription pharmaceuticals is subject to strict governmental control. In these countries, pricing negotiations with governmental authorities can take six to twelve months, or longer, after the receipt of regulatory approval and product launch. To obtain favorable reimbursement for the indications sought, or to obtain pricing approval in some countries, we may be required to conduct a clinical trial that compares the cost-effectiveness of our products or product candidates, if approved, to other available therapies. If reimbursement for our products or product candidates is unavailable in any country in which reimbursement is sought or is limited in scope or amount, or if pricing is set at unsatisfactory levels, our business could be materially harmed and unprofitable.
As evidenced by the passage of the American Rescue Plan Act of 2021 and Inflation Reduction Act of 2022, discussed in greater detail below, and the President's Executive Orders in 2025, we expect these challenges to continue and to potentially intensify during 2026, as political pressures mount, and healthcare payors, including government-controlled health authorities,

ITEM 1A. RISK FACTORS.
insurance companies, and managed care organizations, step up initiatives to reduce the overall cost of healthcare, restrict access to higher-priced new medicines, increase the use of generic products and impose overall price cuts. Such pressures could have a material adverse impact on our business, financial condition, and results of operations.
We depend on wholesalers, distributors, and specialty pharmacies for the distribution of our products. If we lose any of our significant wholesaler, distributor, or specialty pharmacy accounts, our business could be harmed.
The majority of our product sales are to pharmaceutical wholesalers, specialty pharmacies, and distributors who, in turn, sell our products to pharmacies, hospitals, and other customers, including federal and state entities. The majority of sales of Qelbree, Oxtellar XR, Trokendi XR, XADAGO, and MYOBLOC are made to wholesalers and distributors. In addition, MYOBLOC is available for direct purchase by physicians and hospitals. The majority of sales of GOCOVRI, APOKYN, ONAPGO, and ZURZUVAE are made to specialty pharmacies.
Each of our three major customers, Cencora, Inc., Cardinal Health, Inc., and McKesson Corporation, individually accounted for more than 15% of our total product revenue in 2025 and collectively accounted for more than 76% of our total product revenue in 2025.
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
We are dependent on obtaining regulatory approval of our product candidates and approval for additional indications for existing products. Our business depends on successful clinical development i.e., successful completion of clinical trials and completion of requisite manufacturing information. We are not permitted to market a product candidate in the U.S. until we

ITEM 1A. RISK FACTORS.
receive approval of an NDA from the FDA or market in any foreign jurisdiction until we receive approval from the requisite authority. Satisfaction of regulatory requirements typically takes many years, is dependent upon the type, complexity, and novelty of the product candidate, and requires the expenditure of substantial resources. We cannot predict whether or when we will obtain regulatory approval to commercialize our product candidates. We cannot, therefore, predict the timing of any future revenues from these product candidates.
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
Notwithstanding the approval of many products by the FDA pursuant to Sections 505(b)(1) and 505(b)(2), over the last few years, some pharmaceutical companies and others have objected to the FDA's interpretation of Section 505(b)(2). If the FDA changes its interpretation of Section 505(b)(2), or if the FDA's interpretation is successfully challenged in court, then this could delay or even prevent the FDA from approving any Section 505(b)(2) application that we submit. Any failure to obtain regulatory approval of our product candidates would eliminate our ability to generate revenues for that candidate. Any failure to obtain such approval for all of the indications and labeling claims we deem desirable could reduce our potential revenues.
The process of obtaining regulatory clearances or approvals to market a medical device can be costly and time consuming. We may not be able to obtain these clearances or approvals on a timely basis, if at all. The FDA exercises significant discretion over the regulation of combination products, including drug and device components in a combination product.
The FDA could in the future require additional regulation under the medical device provisions of the FDCA. We must comply with the QSR, which sets forth the FDA's cGMP, requirements for medical devices, and other applicable government

ITEM 1A. RISK FACTORS.
regulations and corresponding foreign standards for drug cGMPs. If we fail to comply with these regulations, then it could have a material adverse effect on our business and financial condition.
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
We rely on outsourcing arrangements for some of our critical activities, including manufacturing, preclinical and clinical research, data collection and analysis, and electronic submission of regulatory filings. We have limited control over third parties, and we cannot guarantee that they will perform their obligations in an effective, competent, and timely manner. For example, in November 2025, we announced that due to stronger than expected demand for ONAPGO, supplier constraints are impacting the Company's ability to fully meet demand. In February 2026, we announced that we have made progress securing additional product supply of ONAPGO from the current supplier and as a result has resumed new patient initiation. In addition, we are working with a second supplier that is expected to begin supplying ONAPGO in 2027. Our reliance on third parties, including third-party Clinical Research Organizations (CROs) and CMOs, entails risks including, but not limited to:
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
We do not currently own or operate manufacturing facilities for the commercial production of any of our products or for production of clinical supplies of our product candidates, nor do we have plans to do so in the future. We currently depend on third-party CMOs, who offer a comprehensive range of contract manufacturing and packaging services, in various countries for the supply of API for our products and product candidates, including raw materials and drug substances for our preclinical research and clinical trials. For most of our products and product candidates, we rely on single source suppliers to produce and package final dosage forms for our products and raw materials, including API. If any of these vendors are unable to perform their obligations to us, including due to violations of the FDA's requirements, our ability to meet regulatory requirements, projected timelines, product demand, and necessary quality standards for the development or commercialization of products would be adversely affected. Further, if we were required to change suppliers, it could result in substantial delays in our regulatory approval efforts, significantly increase our costs, and delay generation of revenues. Accordingly, the loss of any of our current or future third-party manufacturers or suppliers could have a material adverse effect on our business, results of operations, financial condition, and business prospects.
There is a risk that supplies of our products or product candidates may be significantly delayed by or may become unavailable as a result of manufacturing, equipment, process, supply chain or business-related issues or geopolitical events affecting our suppliers. At this time while we do not know of any geopolitical events impacting our supply chain, we cannot determine the impact of current or future geopolitical events which may ultimately have an impact on our supply chains or may create other unforeseen consequences affecting us or our suppliers. Any future curtailment in the availability of raw materials or finished goods could result in production or other delays, resulting adverse business effects. In addition, because regulatory authorities must generally approve or grant a waiver with respect to raw material sources for pharmaceutical products, changes in raw material suppliers may result in production delays or higher raw material costs. We may also encounter similar risks with the other products and product candidates where raw materials or finished goods are purchased from suppliers outside the U.S., as is the case for example for ONAPGO (formerly known as SPN-830), Qelbree, APOKYN, XADAGO, and MYOBLOC where various suppliers are based in Europe, and ZURZUVAE where suppliers are based in Asia.
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

ITEM 1A. RISK FACTORS.
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
If we are unable to obtain marketing exclusivity for our subsequent product candidates, then our competitors may obtain approval for competing products more easily than if we had such marketing exclusivity. In such an event, our future revenues from such product candidates could be reduced materially.
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

ITEM 1A. RISK FACTORS.
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
In addition to competition for our current commercial products, we anticipate that we will face intense competition if our pipeline product candidates are approved by regulatory authorities and begin their commercialization process.
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
As a result of these factors, our competitors may obtain regulatory approval of their products more rapidly than we are able to or may obtain patent protection or other intellectual property rights that limit or block us from developing or commercializing our product candidates. Our competitors may also develop drugs that are more effective, have faster onset to action, are better tolerated, subject to fewer or less severe side effects, are more widely prescribed or accepted, or are less costly than ours. They may also be more successful than us in manufacturing and marketing their products. If we are unable to compete effectively with the products of our competitors, or if such competitors are successful in developing products that compete with any of our approved product candidates, our business, results of operations, financial condition, and prospects may be materially and adversely affected. Mergers and acquisitions in the pharmaceutical industry may result in an even higher level of resources being concentrated at competitors. Competition may intensify as a result of advances made in the commercial applicability of technologies and as a result of greater availability of capital for investment.
Our products and our product candidates may be subject to restrictions or withdrawal from the market. We may be subject to penalties if we fail to comply with regulatory requirements.
Even though U.S. regulatory approval has been obtained for our products, the FDA may impose significant restrictions on their indicated uses, or may impose restrictions on marketing, or may impose requirements for costly post-approval studies. For example, certain of our products, including Qelbree, ONAPGO, ZURZUVAE, Oxtellar XR, Trokendi XR, and MYOBLOC, were approved on the basis of post-approval commitments.
We have post-marketing commitments for Qelbree including the requirement to (i) conduct a clinical efficacy and six month open label safety extension study for ADHD in pediatric patients 4 to 5 years of age, a lactation study and a descriptive study related to the use of Qelbree during pregnancy, and (ii) assess the risks of adverse events and potential complications. We are working toward meeting these post-marketing commitments for Qelbree in a timely manner. We also have a post-marketing

ITEM 1A. RISK FACTORS.
commitment to conduct a new leachable study for ONAPGO. The final protocol was submitted in September 2025. The final report is expected to be submitted in 2028.
We have post-marketing commitments for ZURZUVAE including the requirement to (i) conduct an embryofetal development study in a second species and (ii) Pediatric Research Equity Act sNDA as an efficacy supplement, including proposed labeling updates, and also plans to include nonclinical labeling and carton/container artwork updates.
We also have post-marketing commitments for Oxtellar XR and MYOBLOC. Although we have initiated work on some of these post-marketing commitments, we have not been able to accomplish them. We were released from the majority of our post-marketing commitments for Trokendi XR in 2024. If we do not meet our post-marketing commitments and are unable to show good cause for our inability to adhere to the timetables laid out in the approval letters, then the FDA could take enforcement action against us, including withdrawal of approval.
Our products, product candidates, and our collaborators' approved products are subject to ongoing FDA requirements governing the labeling, packaging, storage, advertising, promotion, recordkeeping, and submission of safety and other information. In addition, manufacturers of drug products and their facilities are subject to continual review and periodic inspections by the FDA and other regulatory authorities for compliance with current good manufacturing practice (cGMP) regulations. If we, our collaborators, or a regulatory authority discover previously unknown problems with a product, including side effects that are unanticipated in severity or frequency, or problems with the facility where the product is manufactured, then a regulatory authority may impose restrictions on that product or on the manufacturer, including requiring withdrawal of the product from the market or suspension of manufacturing.
If we or our collaborators, or our products, product candidates, or our collaborators' products, or the manufacturing facilities for our products, product candidates or our collaborators' products fail to comply with applicable regulatory requirements, then a regulatory authority may:
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
In addition, our product labeling, advertising, and promotion of our approved products are subject to regulatory requirements and continuing regulatory review. The FDA strictly regulates the promotional claims that may be made about prescription products. In particular, a product may not be promoted for uses that are not approved by the FDA, as reflected in the product's approved labeling. However, physicians may prescribe products to their patients in a manner that is inconsistent with the approved label, which is known as "off label use". The FDA and other authorities actively enforce the laws and regulations prohibiting the promotion of off-label uses, and a company that is found to have promoted off-label use may be subject to significant sanctions. The federal government has levied large civil and criminal fines against companies for alleged improper promotion and has enjoined companies from engaging in off-label promotion. If we are found to have promoted off-label use, then we may be enjoined from such off-label promotion and become subject to significant liability. This could have an adverse effect on our reputation, business, revenues, and profits.
Further, the FDA's policies may prospectively change. Additional government regulations may be enacted that could affect our products, or prevent, limit, or delay regulatory approval of our product candidates. If we are unable to adapt on a timely basis, or at all, to changes in existing requirements or to adopt new requirements or policies, or if we are not able to maintain regulatory compliance, then we may lose any marketing approval that we have obtained, adversely affecting our business and prospects, as well as our ability to achieve or sustain profitability.

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

We rely on third-party collaborators and strategic partners to market and commercialize our products and product candidates outside the U.S. We are party to and rely on several arrangements with third parties which provide us with rights to intellectual property that are necessary for the development of certain of our product candidates. We also have agreements with leading CMOs to manufacture other commercial products and the API for such products
Under the Britannia Supply Agreement, we have been granted certain intellectual property and product rights in relation to APOKYN and ONAPGO, including the right to use and market those products in the United States. Additionally, the Britannia Supply Agreement grants Britannia certain intellectual property and product rights in relation to APOKYN, including the right to use and market APOKYN in the rest of the world, excluding the United States. Per the Agreement, Britannia has an obligation to supply us with APOKYN for our marketing and sale of the product, and supplies us with ONAPGO.
Britannia may terminate its obligation to supply APOKYN for cause, or at any time, by giving at least twenty-four months' written notice. The Britannia Supply Agreement does not provide technology transfer assistance from Britannia to any new suppliers we might engage following termination. In addition, the Britannia Supply Agreement is silent in providing us with an explicit license grant to any intellectual property, or to access know-how necessary or useful for manufacturing APOKYN or ONAPGO. If we materially breach the Britannia Supply Agreement, or Britannia chooses to terminate the Britannia Supply Agreement for convenience, we could lose the right and resources necessary for the manufacture of APOKYN and ONAPGO or could incur significant costs implementing technology transfer assistance.
In addition, we may enter into similar arrangements in the future for other product candidates. Our current arrangements impose various development, financial and other obligations on us. If we materially breach these obligations, of if third parties fail to adequately perform their respective obligations, these arrangements could be terminated. Certain agreements may be terminated by our third-party collaborators without cause. The termination of those agreements could result in our inability to develop, manufacture, market and sell products that are covered by such intellectual properties. We may not have sufficient resources to successfully establish future collaborations or license future arrangements on acceptable terms, if at all. We also face competition in our search for collaborators and licensing partners. By entering into strategic collaborations or similar arrangements, we rely on third parties to financially support their local operations, including support required for development, commercialization, sales, marketing, and regulatory activities, as well as expertise in each of those subject areas.
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

ITEM 1A. RISK FACTORS.
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

The commercial results of ZURZUVAE® (zuranolone) depend, in part, on our ability, with our collaboration partner, Biogen MA Inc., and Biogen International GmbH, or together, Biogen, to successfully continue the commercialization of the product for the treatment of women with postpartum depression, or PPD, in the U.S. There is no assurance that our commercialization efforts in the U.S. with respect to ZURZUVAE for the treatment of women with PPD will be successful or that we will be able to generate revenues at the levels or on the timing we expect or at levels or on the timing necessary to support our goals.

The commercial results of ZURZUVAE depend, in part, on our ability, along with our collaboration partner, Biogen, to successfully continue the commercialize of ZURZUVAE in the U.S. for the treatment of women with PPD. ZURZUVAE was approved by the United States Food and Drug Administration, or FDA, in August 2023 as a treatment for adults with PPD and became commercially available in the U.S. in December 2023.

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

ITEM 1A. RISK FACTORS.
Our commercialization of ZURZUVAE in PPD may be negatively impacted by competition from other drugs currently on the market or that may be approved in the future. The number of women with PPD, the unmet need for additional treatment options for women with PPD, and the potential market for ZURZUVAE may be significantly smaller than we expect, or we and Biogen may encounter other market-related issues in the commercialization of ZURZUVAE for the treatment of women with PPD, including as a result of the price we charge. We and our collaboration partner, Biogen, may not be applying the optimal resources to the launch of ZURZUVAE or we or Biogen may not be able or willing to scale our resources at the right time or at an effective level.

Even if our product candidates receive regulatory approval in the U.S., we or our collaborators may not receive approval to commercialize our product candidates outside of the U.S.
To market any product outside of the U.S., we or our collaborators must establish and comply with numerous and varying regulatory requirements of other regulatory jurisdictions regarding safety and efficacy. For example, we are party to a collaboration and license agreement with Shionogi whereby Shionogi is responsible for, among other things, obtaining regulatory approval for zuranolone in MDD and other indications in Japan, the Republic of Korea (South Korea), and Taiwan. In December 2025, Shionogi announced that it received regulatory approval for zuranolone in MDD in Japan. Additionally, we are party to an agreement with Knight Therapeutics, Inc. (Knight) granting Knight the right to commercialize Qelbree in Canada, subject to it obtaining approval by Health Canada. In November 2025, Knight announced that it experienced regulatory setbacks for Qelbree. Approval procedures vary among jurisdictions and can involve product testing and administrative review periods different from, and longer than, those in the U.S. The time required to obtain approval in other jurisdictions might differ from that required to obtain FDA approval. The regulatory approval process in other jurisdictions may include all of the risks detailed above regarding FDA approval in the U.S., as well as other risks. For example, legislation analogous to Section 505(b)(2) of the FDCA in the U.S., which relates to the ability of an NDA applicant to use published data not developed by such applicant, may not exist in other countries. In territories where data are not freely available, we may not have the ability to commercialize our products without first negotiating with third parties to obtain their permission to refer to their clinical data in our regulatory applications. This process could require the expenditure of significant additional funds and time.
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
Recent Executive Orders May Impact our Financial Results.
During 2025 several Executive Orders were issued by the President of the United States, which generally aim to lower the price paid for certain pharmaceutical products in the United States. Aspects of these orders direct the Secretary of Health and Human Services to develop implementation plans and to issue related regulations.

We are monitoring these developments and assessing the potential impact. These Executive Orders may impact our financial results if they result in reduction in the price paid for any of our commercial products. Certain aspects of the Executive Orders, such as those related to a “Most-Favored-Nation” (MFN) model, could have broader industry-wide effects. For example, such policies may lead pharmaceutical companies to avoid or delay expanding sales into foreign markets to prevent triggering lower U.S. price benchmarks, which could, in turn, reduce potential future growth opportunities.

ITEM 1A. RISK FACTORS.
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
•Exposure to potential and unknown liabilities;
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
Delays or failures in the completion of clinical development of our product candidates would increase our costs, and delay, or limit our ability to generate revenues.
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

ITEM 1A. RISK FACTORS.
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
If our products cause side effects, and we or others later identify undesirable side effects caused by our products or product candidates, then a number of potentially significant negative consequences could result, including, among others:
•regulatory authorities may withdraw approval of the product or otherwise require us to take the approved product off the market;

ITEM 1A. RISK FACTORS.
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
We may not obtain or maintain the benefits associated with designation as an orphan drug under the Orphan Drug Act, including market exclusivity.
Regulatory authorities in the United States may designate drugs for relatively small patient populations as orphan drugs. The FDA may grant Orphan Drug Designation to drugs or biological products intended to prevent, diagnose, or treat a rare disease or condition that affects fewer than 200,000 individuals in the U.S. annually. Orphan drug designation entitles a party to financial incentives, such as opportunities for grant funding towards clinical trial costs, tax credits for certain research, and user fee waivers under certain circumstances. In addition, if a drug receives its first FDA approval in an indication for which it has Orphan Drug Designation, that drug is entitled to seven years of market exclusivity. This implies that the FDA may not approve any other firm's application for the same drug for that same indication for a period of seven years. Exceptions are limited, such as showing of clinical superiority over the drug with orphan drug exclusivity.
Although historically we have been granted orphan drug designation under the Orphan Drug Act for certain drug products and product candidates, and we intend to expand our designation for alternative uses where applicable, we may not receive the benefits associated with Orphan Drug Designation. This may result from a failure to maintain orphan drug status, or it may result from a competing product reaching the market with an orphan designation for the same disease indication. Under U.S. rules for orphan drugs, if such a competing product reaches the market before ours does, the competing product could potentially obtain a scope of market exclusivity that limits or precludes our product from being sold in the U.S. for seven years. Even if we obtain exclusivity, the FDA could subsequently approve an alternative drug for the same condition if the FDA concludes that the second to reach the market is clinically superior by being safer or more effective, or by it making a major contribution to patient care. In addition, a competitor may receive approval of different products for the same indication for which our orphan product has exclusivity or may obtain approval for the same product but for a different indication for which the orphan product has exclusivity.
In August 2017, the FDA Reauthorization Act of 2017 (FDARA) was enacted. FDARA, among other things, codified the FDA's pre-existing regulatory interpretation to require that a drug sponsor demonstrate clinical superiority of an orphan drug that is otherwise the same as a previously approved drug for the same rare disease in order for the new drug to receive orphan drug exclusivity. The new legislation reverses prior precedent holding that the Orphan Drug Act unambiguously requires that the FDA recognize the orphan exclusivity period, regardless of showing clinical superiority.
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

The U.S. and certain states have shown significant, increased interest in pursuing healthcare reform and changes to the healthcare delivery system. Numerous major markets outside the U.S., including the EU, Japan, and China, have widespread governmental involvement in healthcare funding, including with regard to pricing and reimbursement of pharmaceuticals.

ITEM 1A. RISK FACTORS.
Government-adopted reform measures could adversely impact the pricing of healthcare products and services in the U.S. or internationally, adversely impact the level of reimbursement available from governmental agencies and/or commercial third-party payors. The continuing efforts of third-party payors, including U.S. federal and state agencies, foreign governments, insurance companies, managed care organizations, employers, and other payors of healthcare services to contain or reduce healthcare costs may adversely affect the Company's ability to set prices at launch, increase prices after launch, generate revenues, achieve profitability, and/or maintain profitability. In addition to healthcare reform initiatives in the U.S. and in other countries, there are (i) new laws, regulations, and judicial or other governmental decisions affecting pricing, drug reimbursement, and access or marketing within or across jurisdictions; (ii) changes in intellectual property laws; (iii) changes in accounting standards; (iv) new and increasing data privacy regulations and enforcement; (v) legislative mandates or preferences for local manufacturing of pharmaceutical products; and (vi) emerging and new global regulatory requirements for reporting payments and other value transfers to healthcare professionals. The costs of compliance with such laws and regulations, or the negative results of non-compliance, could adversely affect the business, cash flow, results of operations, financial condition and prospects of the Company. The Company believes that the healthcare industry will continue to be subject to increasing regulation as well as legal and political action, as future proposals to reform the healthcare system are considered by the U.S. Executive branch, Congress, and state legislatures. For additional information see Item 1. Business – Government Regulation” and “Item 1. Business – Pharmaceutical Coverage, Pricing, and Reimbursement.

In 2021 the American Rescue Plan Act (ARPA) was signed into law, which includes a provision eliminating the statutory cap on rebates that drug manufacturers pay to Medicaid beginning in January 2024. These rebates function as a discount off the list price and eliminating the cap means that manufacturer discounts paid to Medicaid can increase. Prior to this change, manufacturers had not been required to pay more than 100% of the Average Manufacturer Price (AMP) in rebates to state Medicaid programs for Medicaid-covered drugs. As a result of this provision, effective January 1, 2024 manufacturers may have to pay state Medicaid programs more in rebates than they receive on sales of particular products. This change could present a risk to the Company in the future for drugs that have high Medicaid utilization and rebate exposure that is more than 100% of the AMP. As a result of ARPA certain pharmaceutical manufacturers may reconsider pricing strategies and overall business in Medicaid and other federal programs. Among other major changes to ARPA in 2025, annual reporters were required to submit their final activity report for COVID-19 funds between April 1 and April 30, 2025. Many of the COVID-related public health grants to states and local public health under ARPA were scheduled to cease in September 2025, but such termination dates are grant-dependent.
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

ITEM 1A. RISK FACTORS.
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
Certain U.S. states have become increasingly active in enacting statutes and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, and restrictions on access to certain products, which creates additional compliance challenges for the Company. Marketing cost disclosure and transparency measures have been designed to encourage importation from other countries and bulk purchasing. In addition, regional healthcare authorities and individual hospitals increasingly are using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug formularies. Legally mandated price controls on payment amounts by third-party payors, or other similar restrictions, could harm the Company's business, results of operations, financial condition, and prospects. These price controls could prevent the Company from being able to commercialize its products or to generate an acceptable return on its investment. For additional information see Item 1. Business – Pharmaceutical Coverage, Pricing, and Reimbursement.
The Company cannot predict whether additional legislation or rulemaking will be issued or enacted, or what impact, if any, such changes will have on the profitability of any of the Company's products. There also may be future changes unrelated to the already existing laws that result in reductions in potential coverage and reimbursement levels for the Company's products, and we cannot predict the scope of any future changes or the impact that those changes may have on its business.

In addition to the foregoing, the White House has issued certain Executive Orders in 2025 that reflect additional healthcare cost containment policies. On April 15, 2025, President Trump issued an Executive Order directing federal agencies (primarily the HHS, FDA, and the Office of Management and Budget (OMB)) to reduce prescription costs by increasing price transparency, expanding Medicare drug price negotiations, accelerating generic and biosimilar approvals, and exploring importation of lower-cost medicines. This policy suggests stricter governmental control over pricing and rebates, creating cost pressure and added compliance burdens for pharmaceutical companies. Additionally, as part of this order, on June 10, 2025, the site-of-service executive directive was issued instructing HHS and CMS to implement “site-neutral” payment policies, attempting to ensure that Medicare pays the same rate for certain drugs and procedures regardless of whether they are administered in hospitals or outpatient clinics. This could reduce reimbursement for higher-cost hospital settings and pressure certain manufacturers to cut prices or face reduced utilization as providers shift patients to lower-cost sites.
On May 12, 2025, the White House issued an Executive Order establishing a Most Favored Nation drug pricing model for prescription drugs. The policy intends to align U.S. drug prices with the lowest prices in other developed countries. This Executive Order requires HHS to communicate MFN drug prices to manufacturers for single-source brand drugs without generic or biosimilar competition. Under this order, HHS is also directed to facilitate direct-to-consumer purchasing programs for

ITEM 1A. RISK FACTORS.
manufacturers that sell at MFN prices, providing Americans the ability to purchase at the lowest price directly from manufacturers. If manufacturers fail to achieve such pricing, the Secretary of Commerce shall propose rulemaking to impose MFN pricing, including by, among other things, importing from foreign countries and modifying or revoking drug approvals for unsafe, ineffective, or improperly marketed drugs. It is unknown at this time how courts will interpret the Executive Order establishing an MFN drug pricing model for prescription drugs. Many publicized efforts regarding the Executive Order to date have been undertaken by pharmaceutical companies on a voluntary basis.
The federal government has also launched TrumpRx.gov, a prescription drug pricing platform intended to promote pricing transparency and discounted purchasing options. While participation is voluntary and the initiative does not currently impose new pricing mandates, it may contribute to pricing pressure or influence market expectations.

Additionally, while many pharmaceutical products are exempt from the Executive Order issued in April 2025 regarding reciprocal, country-specific tariffs, the policy creates uncertainty in import/export flows, supply-chain sourcing, and future tariff risks for pharmaceutical companies. Supplemental orders modifying the scope, rates, and timing of the reciprocal tariffs further indicates that the exemptions, which include pharmaceuticals, may be narrowed or rescinded in the future, exposing pharmaceutical companies to potential tariffs. For example, following the February 2026 Supreme Court decision in Learning Resources, Inc. v. Trump (consolidated with Trump v. V.O.S. Selections), where the Court held that the International Emergency Economic Powers Act does not authorize the President to impose tariffs, the U.S. government imposed a temporary global import surcharge under Section 122 of the Trade Act of 1974. Pharmaceuticals and pharmaceutical ingredients are currently exempt; however, broader tariff measures or changes to existing exemptions could increase supply chain costs or create additional uncertainty that may adversely affect pharmaceutical companies.
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
As a supplier of pharmaceuticals, certain U.S. federal and state healthcare laws and regulations pertaining to patients' rights to privacy, fraud and abuse protection, and others, are and will continue to be applicable to our business. We could be subject to allegations of healthcare fraud and abuse, patient privacy violations, as well as other violations of healthcare regulations by both the federal government and the states in which we conduct our business. Regulations to which we are subject include the HealthCare Reform Law and others discussed in Item 1. Business – Government Regulation” and “Item 1. Business – Pharmaceutical Coverage, Pricing, and Reimbursement.
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
If the Company's past or present operations are found to be in violation of any such laws or any other governmental regulations that may apply to it, then the Company may be subject to penalties, both civil and criminal, damages, fines, exclusion from federal healthcare programs, and/or the curtailment or restructuring of its operations.
In addition, the Company could receive adverse publicity as a result of any such failure to comply with HealthCare Reform Law. Certain provisions of the HealthCare Reform Law have not been fully interpreted by the regulatory authorities or

ITEM 1A. RISK FACTORS.
the courts and certain provisions are subject to a variety of interpretations, which may complicate the Company's compliance with the HealthCare Reform Law. Any action against the Company for violation of the HealthCare Reform Law, even if successfully defended, could cause the Company to incur significant legal expenses and divert management's attention from the operation of its business.
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
On October 30, 2023, the Biden Administration issued an Executive Order on the Safe, Secure, and Trustworthy Development and Use of AI, which addressed the use of AI in health care and the safety and integrity of data stored and generated by AI health care technology systems and directed HHS to establish an AI Task Force that must, within 365 days of its creation, develop policies and specific frameworks addressing the use of AI and AI -enabled technologies in the health sector, including research, drug and device safety, and health care delivery and financing. President Trump rescinded the Biden Administration Executive Order on January 20, 2025 with a new order “Removing Barriers to American Leadership in Artificial Intelligence” issued on January 23, 2025. The new order by the Trump Administration emphasizes deregulation and prioritizes American leadership and global dominance in AI innovation.
Efforts to ensure that the Company's business arrangements will comply with applicable healthcare laws and regulations could be costly. If the Company's operations are found to be in violation of any of the laws described or referenced above or in violation of any governmental regulations that apply to the Company, then it may be subject to penalties, including civil and criminal penalties, damages, fines, and the curtailment, or restructuring of its operations. Any penalties, damages, fines, curtailment or restructuring of the Company's operations could adversely affect its ability to operate its business and impair its financial results.
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

ITEM 1A. RISK FACTORS.
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
Interference or derivation proceedings instituted by the USPTO may be necessary to determine the priority or inventorship of inventions with respect to our patents and patent applications or the patents of our collaborators. An unfavorable outcome could require us to cease using the technology or to attempt to license rights to it from the prevailing party. Our business could be harmed if a prevailing party does not offer us a license on terms that are acceptable to us or offer terms at all. Litigation or interference proceedings may fail. Even if successful, litigation may result in substantial costs and distract our management and other employees. We may not be able to prevent, alone or with our collaborators, misappropriation of our proprietary rights, particularly in countries where the laws may not protect those rights as fully as they are protected in the U.S.
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

ITEM 1A. RISK FACTORS.
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

ITEM 1A. RISK FACTORS.
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
Our personnel, systems and facilities currently in place may not be adequate to support future growth. Our future financial performance and our ability to compete effectively will depend, to a significant degree, on our ability to effectively manage our recent and any future growth. We increased employee headcount from 674 employees in 2024 to 778 employees in 2025. Our need to effectively execute our growth strategy requires that we:
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

ITEM 1A. RISK FACTORS.
Cybersecurity incidents may adversely impact our financial condition, results of operations, and reputation. Security breaches and other disruptions could compromise our information and expose us to liability which would cause our business and reputation to suffer.
Our operations involve the use of multiple systems that process, store and transmit sensitive information about our customers, suppliers, employees, financial position, operations and strategies. In the ordinary course of our business, we or our vendors collect and store sensitive data in our or their data centers and networks, including: intellectual property; proprietary business information; proprietary information of our customers, suppliers, and business partners; and personal information of our employees, patients in our clinical trials, and other individuals. Hardware, software, or applications we develop or procure from third parties or through open source solutions may contain defects in design or other problems that could unexpectedly compromise information security. Additionally, cyberattacks or security breaches, such as the 2021 ransomware attack, could compromise confidential or proprietary information, personal information or other sensitive data, cause a disruption or delay in our operations, harm our reputation, result in improper use of our systems and networks, the manipulation and destruction of data, or the release of defective products and may otherwise expose us to liability, including as a result of the release of third party information improperly obtained from our systems, any of which in turn could negatively impact our business, financial results, reputation and the value of our common shares. We have and continue to implement measures designed to safeguard our systems and information and mitigate potential risks, but there is no assurance that such actions will be sufficient to prevent cyberattacks, security breaches, or other disruptions that manipulate or improperly use our systems, compromise sensitive information, destroy or corrupt data, or otherwise disrupt our operations. The occurrence of such events, including breaches of our security measures or those of our third-party service providers, could negatively impact our reputation and our competitive position and could result in litigation with third parties, regulatory action, loss of business due to disruption of operations, reputational damage, potential liability, and/or increased remediation and protection costs, any of which could have a material adverse effect on our financial condition and results of operations. Any future attacks or other security breaches could also cause us to incur remediation costs with respect to our information technology systems, as occurred following the 2021 ransomware attack. Additionally, a cyberattack, security breach, or other incident may remain undetected for an extended period of time, potentially escalating the adverse effects of any such incident.

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

Despite our security measures, our information technology and infrastructure may be vulnerable to additional attacks due to employee error, malfeasance, or other disruptions. It is possible that the security controls we have implemented to safeguard personal data and our networks, train our employees and vendors on data security, and implement security requirements and other practices may not prevent the compromise of our networks or the improper disclosure of data that we or our vendors store and manage. Unauthorized parties may also attempt to gain access to our systems or facilities, or those of third parties with whom we do business, through fraud, trickery or other forms of deceiving our employees, contractors, and vendors. If we, our vendors, or other third parties with whom we do business experience significant data security breaches or fail to detect and appropriately respond to significant data security breaches, we could be exposed to government enforcement actions. Improper disclosure could also harm our reputation, create risks for customers, or subject us to liability under laws that protect personal information. This could adversely affect our business, revenues, and competitive position.

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

ITEM 1A. RISK FACTORS.
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

ITEM 1A. RISK FACTORS.
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
From time to time and in the ordinary course of business, Supernus Pharmaceuticals, Inc. (Parent) and any of its subsidiaries are and may be subject to additional claims, charges, enforcement actions and litigation.
For example, prior to Parent’s acquisition of Sage Therapeutics, Inc. (Sage) on July 31, 2025, in August 2024, a plaintiff filed a purported federal securities class action lawsuit in the Southern District of New York, or the Securities Class Action, against Sage and certain of its executive officers, or the Securities Class Action. Pursuant to a statutorily prescribed process, the court appointed two new class representatives, Steamfitters Local 449 Pension & Retirement Security Funds and Trust of the Retirement System of the UPR, who filed an amended complaint in March 2025 against the original defendants and certain

ITEM 1A. RISK FACTORS.
additional former officers of Sage. The amended complaint in the Securities Class Action alleges violations of U.S. securities laws under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and Rule 10b-5 promulgated thereunder and seeks an as-yet unspecified amount of damages allegedly sustained by parties who purchased Sage stock between April 12, 2021 and July 23, 2024, as well as applicable attorneys’ fees and costs. On April 17, 2025, Sage, along with all of the individual defendants, filed a motion to dismiss the Securities Class Action in the Southern District of New York.
In addition, Sage received a subpoena from the Enforcement Division of the SEC in October 2024, requesting documents and information related to its NDA for zuranolone for the treatment of MDD, including communications with the FDA and any communications containing material nonpublic information.
Also, in March 2025, plaintiff shareholder Qingping Zhu commenced derivative litigation in the Southern District of New York, purportedly on behalf of Sage, against fifteen of its current and former officers and directors (the Zhu Derivative Litigation). Based significantly on the allegations underlying the Securities Class Action, the Zhu Derivative Litigation alleges violations of Section 14(a) of the Exchange Act and Rule 14a-9 promulgated thereunder, breaches of fiduciary duty, unjust enrichment, and waste of corporate assets, and seeks unspecified damages and various equitable relief. On April 14, 2025, the Southern District of New York granted a stay of the Zhu Derivative Litigation pending the resolution of the motion to dismiss the amended complaint in the Securities Class Action. On June 20, 2025, Sage, along with other relevant parties, submitted for the Southern District of New York’s approval a consolidation of the Zhu Derivative Litigation with two other related derivative litigations and the court approved such consolidation (the Consolidated Derivative Litigation).
At this time, neither we nor Sage are able to predict the outcome of the Securities Class Action, the SEC investigation, or the Consolidated Derivative Litigation, or reasonably estimate a range of possible losses, nor are we able to predict the outcome other litigation we or any of our subsidiaries are involved in or may be involved in in the future. For more information regarding litigation we or any of our subsidiaries are involved in, refer to Part I, Item 3—Legal Proceedings in this Annual Report on Form 10-K. If any of these matters are concluded in a manner adverse to us or any of our subsidiaries and for which the relevant entity incur substantial costs or damages not covered by liability insurance, such a conclusion could have a material adverse effect on our consolidated financial condition and business. In addition, any of these matters could adversely impact us or the relevant subsidiary’s reputation and divert management’s attention and resources from other priorities, including the execution of business plans and strategies that are important to our ability to grow our business, any of which could have a material adverse effect on our business.
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

ITEM 1A. RISK FACTORS.
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
Risks Related to Our Finances and Capital Requirements
Tariffs may increase our costs.
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
Our net earnings (loss) and other operating results will be affected by numerous factors, including:
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

ITEM 1A. RISK FACTORS.
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
Our ability to utilize our U.S. federal and state net operating losses and other tax attributes are currently limited and may be limited further, under various sections of the Internal Revenue Code of 1986, as amended (Code) such as Section 382 and Section 383. Section 382 and Section 383 limitations apply if an ownership change, as defined by Section 382 and Section 383, occurs. Generally, an ownership change occurs when certain shareholders change their aggregate ownership position by more than 50 percentage points over their lowest ownership percentage in a testing period, which is typically three years, or since the last ownership change. Our acquired tax attributes are subject to Section 382 and 383 limitations. As of December 31, 2025, we had U.S. federal net operating loss carryforwards of approximately $2.5 billion. Future changes in stock ownership may also trigger an additional ownership change and, consequently, additional Section 382 and Section 383 limitations.
In addition, Section 174 of the Code determines the timing of deduction of research and experimental (R&E) expenditures, with recent changes allowing immediate expensing of domestic research and development costs while foreign research and development costs remain subject to long-term amortization. As of December 31, 2025, we had Section 174 capitalized research and development of approximately $594.7 million.
Any limitation may result in the expiration of a portion of the net operating loss or tax credit carryforwards before utilization, which would reduce our gross deferred income tax assets, or may result in limitations in the amount of deductions that could be applied to taxable income, which would increase our current tax provision. As a result, if we earn net taxable income, our ability to use our pre-change net operating loss carryforwards and tax credit carryforwards to reduce U.S. federal and state income tax may be subject to limitation, which could potentially result in increased future cash tax liability to us.
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
In 2022 we identified material weaknesses in our internal control over financial reporting. We successfully implemented measures designed to ensure that the control deficiencies contributing to the material weaknesses were remediated. However, if we are unable to maintain effective internal control over financial reporting in the future, our ability to report financial

ITEM 1A. RISK FACTORS.
information timely and accurately could be adversely affected. As a result, we could lose investor confidence and become subject to litigation or investigations, which could adversely affect our business, operations, financial condition and the trading price of our Common Stock.
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
Our acquisition strategy entails numerous risks. Our continued ability to grow through acquisitions, such as our acquisition of Sage Therapeutics, Inc. will depend, in part, on the availability of suitable candidates at acceptable prices, terms, and conditions; our ability to compete effectively for acquisition candidates; and the availability of capital and personnel resources to complete such acquisitions and run and integrate the acquired business effectively. We anticipate competition for attractive candidates from other parties, some of whom have substantially greater financial and other resources than we have. Any acquisition, alliance, joint venture, investment, or partnership could impair our business, financial condition, reputation, and operating results. For instance, the benefits of an acquisition, or new alliance, joint venture, investment, or partnership may take more time than expected to develop or integrate into our operations, and we cannot guarantee that previous or future acquisitions, alliances, joint ventures, investments, or partnerships will, in fact, produce any benefits. Whether or not any particular acquisition is successfully completed, each of these activities is expensive and time consuming and would likely require our management to spend considerable time and effort to complete, which would detract from our management's ability to run our current business. Although we may spend considerable funds and efforts to pursue acquisitions, we may not be able to complete them.
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
•Failure by acquired businesses or other business ventures to comply with applicable international, federal, and state product safety or other regulatory standards; and
•Impacts as a result of purchase accounting adjustments, incorrect estimates made in the accounting for acquisitions, the incurrence of non-recurring charges, or other potential financial accounting or reporting impacts.
Assets acquired from acquisitions, which include intangible assets, were recorded at their estimated fair value at the applicable date of acquisition. The fair value of intangible assets, including acquired in-process research and development (IPR&D), were determined using information available as of the applicable acquisition date and were based on estimates and assumptions that were deemed reasonable by management. The fair value of these contingent consideration liabilities and the CVR is determined as of the applicable acquisition date using estimated or forecast inputs. Changes in any of the inputs or assumptions to the fair value estimate may result in a significantly different fair value adjustment, which may impact the results of operations in the period in which the adjustment is made.
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

ITEM 1A. RISK FACTORS.
Any impairment in the value of our intangible assets, including goodwill, could negatively affect our operating results and total capitalization.
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
We test goodwill for impairment at least annually. Factors that may cause a change in circumstances, indicating that the carrying value of our goodwill or intangible assets may not be recoverable, include a decline in our stock price and market capitalization, reduced future cash flow estimates if significant and prolonged negative industry or economic trends exist, significant changes occur in the competitive landscape and slower growth rates in industry segments in which we participate. For example, in February 2022 the FDA approved the first generic of APOKYN (apomorphine hydrochloride injection) to treat hypomobility "OFF" episodes associated with advanced Parkinson’s Disease when it approved an application for drug cartridges for use with the APOKYN brand-name pen injector. At this time, we cannot forecast what impact, if any, the FDA's approval of this generic may have on sales of APOKYN, or the value of our intangible asset associated with APOKYN. The drug regulatory approval process is inherently uncertain, lengthy, and difficult. The FDA has substantial discretion in the drug approval process, including the ability to delay, limit or deny approval of a product candidate for many reasons. Any adverse action by the FDA can potentially impact our estimated fair value of the IPR&D intangible asset. We may be required to record a significant charge in our consolidated financial statements during the period in which any impairment of our goodwill or other intangible assets is determined, negatively affecting our results of operations and equity book value, the effect of which could be material.
Changes in tax laws or regulations that are applied adversely to us or our customers may have a material adverse effect on our business, cash flow, financial condition or results of operations.
Changes in tax laws or regulations that are applied adversely to us or our customers may have a material adverse effect on our business, cash flow, financial condition or results of operations. New income, sales and use or other tax laws or regulations could be enacted or promulgated at any time, which could adversely affect our business operations and financial performance. Further, existing tax laws and regulations could be interpreted, modified or applied adversely to us. These events could require us to pay additional taxes on a prospective or retroactive basis, as well as penalties, interest and other costs for past amounts deemed to be due. New laws or regulations, or laws or regulations that are changed, modified or newly interpreted or applied, also could create new or increase our existing compliance, operating and other costs, as well as the costs of our products. Further, the Reconciliation Act of 2017 enacted many significant changes to the U.S. tax laws, some of which were further modified in recent years, among others, by the Coronavirus Aid, Relief, and Economic Security Act of 2020, the Inflation Reduction Act of 2022 and more significantly by the Reconciliation Act of 2025, all of which may be further modified in the future by the current or a future presidential administration. Among other changes, the Reconciliation Act of 2017 amended the Internal Revenue Code of 1986, as amended (Code), to require that certain research and experimental expenditures be capitalized and amortized over five years if incurred in the United States or fifteen years if incurred in foreign jurisdictions for tax years beginning after December 31, 2021. The Reconciliation Act of 2025, however, permanently repealed the capitalization and amortization requirement for domestic research and experimental expenditures paid or incurred in tax years beginning after December 31, 2024, provides an option for taxpayers to capitalize and amortize such expenditures over at least 60 months, and offers transition rules permitting the deduction of unamortized domestic research and experimental expenditures paid or incurred in tax years 2022 through 2024. No changes were made by the Reconciliation Act of 2025 with respect to the capitalization and amortization requirement for research and experimental expenditures incurred in foreign jurisdictions. If and to the extent the immediate expensing for domestic research and experimental expenditures is repealed or any of the capitalization and amortization requirements reenacted or otherwise modified, it may increase our cash taxes and effective tax rate. In addition, it is uncertain if and to what extent various states will conform to current federal law, or any newly enacted federal tax legislation. Changes in corporate tax rates, the realization of net operating losses, and other deferred tax assets relating to our operations, the taxation of foreign earnings, and the deductibility of expenses could have a material impact on the value of our deferred tax assets and could increase our future tax expense.
Although we have historically been profitable from operations since the fourth quarter of 2014, there is no assurance that we will continue to generate net income in the future. We may not be able to maintain or increase profitability.

ITEM 1A. RISK FACTORS.
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
As of December 31, 2025, we had retained earnings of approximately $517.9 million. However, prior to 2018, we reported accumulated deficit due to significant operating losses incurred since inception through 2014, substantially as a consequence of costs incurred in connection with our development programs, expenses associated with launching our products, and from selling, general and administrative costs associated with our operations. We expect our research and development costs to continue to be substantial and to increase as we advance our product candidates through preclinical studies, clinical trials, manufacturing scale-up, and other pre-approval activities. We expect our selling, general and administrative costs to continue to increase as we continue to support the ongoing commercialization of our products and to further increase in anticipation of launching new product candidates.
We operated at a net loss in 2025, however, we had positive adjusted operating earnings. We cannot be certain that we will continue to do so. Any potential future losses, if and when they occur, could have an adverse impact on our stockholders' equity and working capital.
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
In addition, as of December 31, 2025, we had outstanding 57,457,462 shares of common stock, of which approximately 2,506,151 shares are restricted securities that may be sold in accordance with the resale restrictions under Rule 144 of the Securities Act of 1933, as amended (Securities Act), or pursuant to a resale registration statement. Also, as of December 31, 2025, we had outstanding options to purchase 6,343,009 shares of common stock that, if exercised, would result in these additional shares becoming available for sale. We have also registered all common stock subject to options, restricted stock units and performance stock units outstanding or reserved for issuance under our 2012 Equity Incentive Plan, 2021 Equity Incentive Plan and 2012 Employee Stock Purchase Plan. An aggregate of 3,008,901 and 484,612 shares of our common stock are reserved for future grant issuance under the 2021 Equity Incentive Plan and the 2012 Employee Stock Purchase Plan, respectively.
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
•The commercial performance of products, including Qelbree, GOCOVRI, Oxtellar XR, Trokendi XR, APOKYN, ONAPGO, ZURZUVAE, or any of our product candidates that receive regulatory approval;
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
As of December 31, 2025, we had issued options to purchase 6,343,009 shares of common stock outstanding, with exercise prices ranging from $12.98 to $58.15 per share and a weighted average exercise price of $32.63 per share, as well as 396,693 unvested restricted stock units and 390,496 performance stock units. Upon the vesting of each of these options, the holder may exercise his or her options, and following the vesting of the restricted stock units and performance stock units the holder will receive shares of common stock, which would, in any case, result in dilution to investors.
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

ITEM 1A. RISK FACTORS.
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
We may not be able to make improvements to our management information and control systems in an efficient or timely manner and may discover deficiencies in existing systems and controls. In addition, we rely on various information technology and systems, some of which are provided by, or dependent on services provided by, third parties, to manage our technology platform and operations. These systems provide critical data and services for internal and external users, including procurement, inventory management, transaction processing, financial, commercial, and operational data, human resources management, legal and tax compliance, financial reporting, and other information necessary to operate and manage our business. These systems are complex and are frequently updated as technology improves. This includes software and hardware that is licensed, leased, or

ITEM 1A. RISK FACTORS.
purchased from third parties. If our information technology, equipment, or systems fail to function properly due to internal errors or defects, implementation or integration issues, catastrophic events, cyberattacks, telecommunications delays or failures or power outages, we may experience a material disruption in our ability to manage our business operations. Failure or disruption of these systems could have an adverse effect on our operating results and financial condition. Any failure to manage, expand, or update our information technology infrastructure, or any failure in the operation of this infrastructure, could harm our business.
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

ITEM 1A. RISK FACTORS.
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
As a result of economic conditions and other geopolitical events, in recent years the global credit and financial markets have experienced extreme volatility and disruptions, which has included periods of severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, and increases in inflation and uncertainty about economic stability. The financial markets and global economy have and may continue to be adversely affected by pandemics, economic conditions and geopolitical events, including the impact of military conflicts, sanctions imposed in response to such conflicts, and any economic countermeasures by the affected countries or others could exacerbate market and economic instability. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur. Our general business strategy may be adversely affected by any such economic downturn, volatile business environment, inflationary economic environment or continued unpredictable and unstable market conditions, including disruption to enrollment within our ongoing clinical trials and our ability to purchase necessary supplies on acceptable terms, if at all, and increased costs in compensation levels to recruit and retain qualified personnel and to carry out ongoing and future clinical trials. If the current equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult, more costly and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and stock price and could require us to delay or abandon clinical development plans. In addition, there is a risk that one or more of our current service providers, suppliers or other partners may not survive an economic downturn or rising inflation, which could directly affect our ability to attain our operating goals on schedule and on budget.
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
Our management is responsible for risk identification, risk management and risk mitigation strategies associated to cybersecurity related information technology risks, including fully documenting our cybersecurity policies and procedures and cybersecurity risk management program as well as implementing a cybersecurity risk management program and ensuring compliance with our cybersecurity policies and procedures. Our Chief Technical Operations Officer leads our Information Technology team, which includes experienced and information security professionals and has expertise in various aspects of cybersecurity, such as network security, data protection, incident response, threat intelligence, and security awareness. Our Information Technology Team’s expertise is supplemented by external consultants who provide specialized services and independent assessments of our cybersecurity posture and capabilities.
Management has appointed a Cybersecurity Incident Response Team (CSIRT) which is operationally responsible for coordinating, executing, and managing cybersecurity incident response activities. The CSIRT is comprised of experienced

ITEM 1A. RISK FACTORS.
information security personnel from our Information Technology team. The CSIRT’s responsibilities include, among other things, incident identification and escalation to designated members of management. Among the designated members of management who are required to be notified are our Chief Executive Officer and our Chief Financial Officer.
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
Cybersecurity Risk Identification and Management
As part of management’s initiative to enhance our information security program, during 2025 our program underwent an internal audit, which was supported by an international firm experienced in auditing such programs. The results of the audit are being used by management to supplement previously planned enhancements. Management, with the assistance of third-party experts, is developing and implementing governance-related enhancements to its cybersecurity risk management program. A significant aspect of that process involves fully documenting policies, standards and procedures and developing others, including personnel training requirements, threat monitoring, detection, and containment standards, risk assessment processes, standards for third-party penetration testing, and standards for third-party vendor security requirements. Management expects that the program will continue to adapt and incorporate new techniques and procedures in an effort to combat evolving and novel cybersecurity threats.
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

ITEM 1A. RISK FACTORS.
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
ITEM 3.     LEGAL PROCEEDINGS.
From time to time and in the ordinary course of business, Supernus Pharmaceuticals, Inc. (Company) and any of its subsidiaries may be subject to various claims, charges and litigation. Parent and any of its subsidiaries may be required to file infringement claims against third parties for the infringement of our patents.
I. Supernus Pharmaceuticals, Inc. v. Ajanta Pharma Limited, et al., C.A. No. 21-cv-6964 (GC)(DEA) (D.N.J.)
The Company received a Paragraph IV Notice Letter from generic drug maker Ajanta Pharma Limited dated February 10, 2021, directed to ten of its Trokendi XR® Orange Book patents. Supernus’s U.S. Patent Nos. 8,298,576; 8,298,580; 8,663,683; 8,877,248; 8,889,191; 8,992,989; 9,549,940; 9,555,004; 9,622,983; and 10,314,790 generally cover once-a-day topiramate formulations and methods of treating or preventing seizures and migraines using those formulations. The FDA Orange Book currently lists United States Patent No. 8,298,576 as expiring on April 4, 2028, and United States Patent Nos. 8,298,580; 8,663,683; 8,877,248; 8,889,191; 8,992,989; 9,549,940; 9,555,004; 9,622,983; and 10,314,790 as expiring on November 16, 2027. On March 26, 2021, the Company filed a lawsuit against Ajanta Pharma Limited and Ajanta Pharma USA Inc. (collectively Ajanta) alleging infringement of the Company’s Trokendi XR® Orange Book patents. The Complaint—filed in the U.S. District Court for the District of New Jersey—alleges, inter alia, that Ajanta infringed the Company’s Trokendi XR® patents by submitting to the FDA an Abbreviated New Drug Application (ANDA) seeking to market a generic version of Trokendi XR® prior to the expiration of the Company’s patents. Filing its March 26, 2021, Complaint within 45 days of receiving Ajanta’s Paragraph IV certification notice entitles Supernus to an automatic stay preventing the FDA from approving Ajanta’s ANDA for 30 months from the date of the Company’s receipt of the Paragraph IV Notice Letter. On June 7, 2021, Ajanta answered the Complaint and denied the substantive allegations of the Complaint, asserting affirmative defenses that include non-infringement and invalidity. Ajanta also asserted Counterclaims seeking declaratory judgments of non‑infringement and invalidity for the Trokendi XR® Orange Book patents. On June 28, 2021, the Company filed its reply, denying the substantive allegations of Ajanta’s Counterclaims. Following the initial Rule 16 Scheduling Conference, the Court issued a case schedule. On December 17, 2021, the Court issued an order consolidating this lawsuit with the lawsuit against Torrent, discussed in Section II, below. The consolidation order extended the 30‑month stay preventing the FDA from approving Ajanta’s ANDA to December 16, 2023. The Company entered into a settlement agreement with Ajanta, and on April 4, 2023, a stipulation of dismissal without prejudice was entered by the U.S. District Court for the District of New Jersey. The agreement has been submitted to the applicable governmental agencies.
II. Supernus Pharmaceuticals, Inc. v. Torrent Pharmaceuticals Ltd., et al., C.A. No. 21-cv-14268 (GC)(DEA) (D.N.J.); Supernus Pharmaceuticals, Inc. v. Ajanta Pharma Limited, et al., Appeal No. 2024-1606 (Fed. Cir.)
The Company received a Paragraph IV Notice Letter from generic drug maker Torrent Pharmaceuticals Ltd. dated June 15, 2021, directed to ten of its Trokendi XR® Orange Book patents. Supernus’s U.S. Patent Nos. 8,298,576; 8,298,580; 8,663,683; 8,877,248; 8,889,191; 8,992,989; 9,549,940; 9,555,004; 9,622,983; and 10,314,790 generally cover once-a-day topiramate formulations and methods of treating or preventing seizures and migraines using those formulations. The FDA Orange

Book currently lists United States Patent No. 8,298,576 as expiring on April 4, 2028, and United States Patent Nos. 8,298,580; 8,663,683; 8,877,248; 8,889,191; 8,992,989; 9,549,940; 9,555,004; 9,622,983; and 10,314,790 as expiring on November 16, 2027. On July 28, 2021, the Company filed a lawsuit against Torrent Pharmaceuticals Ltd. and Torrent Pharma Inc. (collectively, Torrent) alleging infringement of the Company’s Trokendi XR® Orange Book patents. The Complaint—filed in the U.S. District Court for the District of New Jersey—alleges,inter alia, that Torrent infringed the Company’s Trokendi XR® patents by submitting to the FDA an Abbreviated New Drug Application (ANDA) seeking to market a generic version of Trokendi XR® prior to the expiration of the Company’s patents. Filing its July 28, 2021 Complaint within 45 days of receiving Torrent’s Paragraph IV certification notice entitles Supernus to an automatic stay preventing the FDA from approving Torrent’s ANDA for 30 months from the date of the Company’s receipt of the Paragraph IV Notice Letter. On September 29, 2021, Torrent answered the Complaint and denied the substantive allegations of the Complaint, asserting affirmative defenses that include non-infringement and invalidity. Torrent also asserted Counterclaims seeking declaratory judgments of non‑infringement for the Trokendi XR® Orange Book patents. On November 3, 2021, the Company filed its reply, denying the substantive allegations of Torrent’s Counterclaims. Following the initial Rule 16 Scheduling Conference, the District Court issued a case schedule. On December 17, 2021, the District Court issued an order consolidating this lawsuit with the lawsuit against Ajanta, discussed in Section I, above. The District Court held a bench trial between July 31, 2023, and August 3, 2023. Closing arguments for the trial were held on October 4, 2023. On December 12, 2023, the District Court issued an Order enjoining Torrent from launching its generic drug product through January 31, 2024, or until the District Court’s trial decision issues, whichever is sooner. On January 30, 2024, the District Court issued a Trial Opinion and Order, deciding in Supernus’s favor that the patent claims that Supernus asserted at trial against Torrent are both valid and infringed. The District Court entered a Final Judgment in Supernus’s favor on February 22, 2024.
On March 5, 2024, Torrent filed a Notice of Appeal of the Final Judgment with the U.S. Court of Appeals for the Federal Circuit. The Federal Circuit docketed the appeal as Supernus Pharmaceuticals, Inc. v. Ajanta Pharma Limited because the lawsuit against Torrent was consolidated with the lawsuit against Ajanta (see Section I above). The Company entered into a settlement agreement with Torrent, and on November 5, 2025, an Order dismissing the appeal was entered by the Federal Circuit. The agreement has been submitted to the applicable governmental agencies.
III. Sage Chemical, Inc., et al. v. Supernus Pharmaceuticals, Inc., et al., C.A. No. 22-cv-1302 (CJB) (D. Del.)
On October 3, 2022, Sage Chemical, Inc. and TruPharma, LLC filed a lawsuit in the United States District Court for the District of Delaware alleging that Supernus Pharmaceuticals, Inc., Britannia Pharmaceuticals Limited (Britannia), and US WorldMeds Partners, LLC (US WorldMeds) violated state and federal antitrust law in connection with APOKYN® (apomorphine HCl). On October 16, 2022, Plaintiffs amended their complaint to add additional defendants MDD US Enterprises, LLC, MDD US Operations, LLC (each a subsidiary of Supernus Pharmaceuticals, Inc.), USWM, LLC (USWM), and individual defendants Paul Breckinridge Jones, Sr., Herbert Lee Warren, Jr., Henry Van Den Berg, and Kristin L. Gullo. On January 10, 2023, Defendants filed an Omnibus Motion to Dismiss the Amended Complaint seeking dismissal of each of Plaintiffs’ claims and the lawsuit in its entirety and US WorldMeds with USWM, Britannia, and the group of individual defendants each filed separate motions to dismiss. On May 9, 2024, and May 28, 2024, respectively, the Court denied the Defendants’ omnibus motion and the Britannia motion to dismiss. On May 31, 2024, and June 4, 2024, respectively, the Court granted the individual defendants’ motion to dismiss and the US WorldMeds and USWM motion to dismiss. On December 6, 2024, Plaintiffs filed a second amended complaint, which added US WorldMeds and USWM back to the case. The Court ordered on February 3, 2026, that case dispositive and Daubert motions briefing would begin on June 9, 2026, with a hearing scheduled for September 18, 2026, pretrial conference set for January 15, 2027, and trial beginning January 25, 2027.
IV. Supernus Pharmaceuticals, Inc. v. Appco Pharma LLC, et al., C.A. No. 25-cv-12183 (MEF)(MAH) (D.N.J.), re-captioned as In re Viloxazine, C.A. No. 25-cv-12183 (MEF)(MAH) (Consolidated)
The Company received Paragraph IV Notice Letters from generic drug makers Appco Pharma LLC (Appco) and Somerset Therapeutics LLC (Somerset) dated May 21, 2025, and June 9, 2025, directed to six of its Qelbree® Orange Book patents. Supernus’s U.S. Patent Nos. 9,358,204; 9,603,853; 9,662,338; 11,324,753; 11,458,143; and 12,121,523 generally cover viloxazine formulations and methods of using those formulations. The FDA Orange Book currently lists United States Patent Nos. 9,358,204 and 9,603,853 as expiring on February 7, 2033; United States Patent No. 9,662,338 as expiring on April 2, 2035; and United States Patent Nos. 11,324,753; 11,458,143; and 12,121,523 as expiring on September 4, 2029. On June 26, 2025, the Company filed a lawsuit against Appco and Somerset alleging infringement of the Company’s Qelbree® Orange Book patents. The Complaint—filed in the U.S. District Court for the District of New Jersey—alleges, inter alia, that Appco and Somerset infringed the Company’s Qelbree® patents by submitting to the FDA an Abbreviated New Drug Application (ANDA) seeking to market a generic version of Qelbree® prior to the expiration of the Company’s patents. Filing its June 26, 2025, Complaint within 45 days of receiving Appco and Somerset’s Paragraph IV certification notice entitles Supernus to an automatic stay preventing the FDA from approving Appco and Somerset’s ANDA until October 2, 2028. On September 22, 2025, Appco and

Somerset answered the Complaint and denied the substantive allegations of the Complaint, asserting affirmative defenses that include non-infringement and invalidity. Appco and Somerset also asserted Counterclaims that include requests for declaratory judgments of non-infringement and invalidity. On October 28, 2025, the Company filed its reply, denying the substantive allegations of Appco’s and Somerset’s Counterclaims. On December 23, 2025, the Court issued an order consolidating this lawsuit for all pretrial purposes with the lawsuits against (i) Aurobindo, discussed in Section VI, below; (ii) Apotex, discussed in Section VIII, below; (iii) Zydus, discussed in Section IX, below; (iv) Creekwood, discussed in Section X, below; (v) MSN, discussed in Section XII, below; (vi) Zenara and Biophore, discussed in Section XIV, below; and (vii) Macleods, discussed in Sections XV and XVII, below. The Court’s December 23, 2025, consolidation order recaptioned the consolidated lawsuits as In re Viloxazine, C.A. No. 25-cv-12183 (MEF)(MAH) (Consolidated). On December 18, 2025, the Court issued a scheduling order for the consolidated cases that provides for a close of discovery on November 17, 2027. The Court has not set a date for a final pretrial conference or trial. Pretrial discovery is ongoing currently.
V. Supernus Pharmaceuticals, Inc. v. Appco Pharma LLC, et al., C.A. No. 25-cv-807 (JLH) (D. Del.)
The Company received Paragraph IV Notice Letters from generic drug makers Appco Pharma LLC (Appco) and Somerset Therapeutics LLC (Somerset) dated May 21, 2025, and June 9, 2025, directed to six of its Qelbree® Orange Book patents. Supernus’s U.S. Patent Nos. 9,358,204; 9,603,853; 9,662,338; 11,324,753; 11,458,143; and 12,121,523 generally cover viloxazine formulations and methods of using those formulations. The FDA Orange Book currently lists United States Patent Nos. 9,358,204 and 9,603,853 as expiring on February 7, 2033; United States Patent No. 9,662,338 as expiring on April 2, 2035; and United States Patent Nos. 11,324,753; 11,458,143; and 12,121,523 as expiring on September 4, 2029. On July 1, 2025, the Company filed a lawsuit against Appco and Somerset alleging infringement of the Company’s Qelbree® Orange Book patents. The Complaint—filed in the U.S. District Court for the District of Delaware—alleges, inter alia, that Appco and Somerset infringed the Company’s Qelbree® patents by submitting to the FDA an Abbreviated New Drug Application (ANDA) seeking to market a generic version of Qelbree® prior to the expiration of the Company’s patents. Filing its July 1, 2025, Complaint within 45 days of receiving Appco and Somerset’s Paragraph IV certification notice entitles Supernus to an automatic stay preventing the FDA from approving Appco and Somerset’s ANDA until October 2, 2028. On September 29, 2025, Supernus filed a notice of voluntary dismissal of the Complaint without prejudice. The dismissal will not impact the co‑pending matter against Appco and Somerset, C.A. No. 25-cv-12183 (MEF)(MAH) (D.N.J.), discussed in Section IV, above.
VI. Supernus Pharmaceuticals, Inc. v. Aurobindo Pharma Ltd., et al., C.A. No. 25-cv-12186 (MEF)(MAH) (D.N.J.)
The Company received a Paragraph IV Notice Letter from generic drug makers Aurobindo Pharma Limited and Aurobindo Pharma U.S.A., Inc. (collectively, Aurobindo) dated May 29, 2025, directed to six of its Qelbree® Orange Book patents. Supernus’s U.S. Patent Nos. 9,358,204; 9,603,853; 9,662,338; 11,324,753; 11,458,143; and 12,121,523 generally cover viloxazine formulations and methods of using those formulations. The FDA Orange Book currently lists United States Patent Nos. 9,358,204 and 9,603,853 as expiring on February 7, 2033; United States Patent No. 9,662,338 as expiring on April 2, 2035; and United States Patent Nos. 11,324,753; 11,458,143; and 12,121,523 as expiring on September 4, 2029. On June 26, 2025, the Company filed a lawsuit against Aurobindo alleging infringement of the Company’s Qelbree® Orange Book patents. The Complaint—filed in the U.S. District Court for the District of New Jersey—alleges, inter alia, that Aurobindo infringed the Company’s Qelbree® patents by submitting to the FDA an Abbreviated New Drug Application (ANDA) seeking to market a generic version of Qelbree® prior to the expiration of the Company’s patents. Filing its June 26, 2025, Complaint within 45 days of receiving Aurobindo’s Paragraph IV certification notice entitles Supernus to an automatic stay preventing the FDA from approving Aurobindo’s ANDA until October 2, 2028. On August 29, 2025, Aurobindo answered the Complaint and denied the substantive allegations of the Complaint, asserting affirmative defenses that include non-infringement and invalidity. On December 23, 2025, the Court issued an order consolidating this lawsuit for all pretrial purposes with the lawsuits against (i) Appco and Somerset, discussed in Section IV, above; (ii) Apotex, discussed in Section VIII, below; (iii) Zydus, discussed in Section IX, below; (iv) Creekwood, discussed in Section X, below; (v) MSN, discussed in Section XII, below; (vi) Zenara and Biophore, discussed in Section XIV, below; and (vii) Macleods, discussed in Sections XV and XVII, below. The Court’s December 23, 2025, consolidation order recaptioned the consolidated lawsuits as In re Viloxazine, C.A. No. 25-cv-12183 (MEF)(MAH) (Consolidated), and administratively terminated the C.A. No. 25-cv-12186 (MEF)(MAH) (D.N.J.) action.
VII. Supernus Pharmaceuticals, Inc. v. Aurobindo Pharma Ltd., et al., C.A. No. 25-cv-808 (JLH) (D. Del.)
The Company received a Paragraph IV Notice Letter from generic drug makers Aurobindo Pharma Limited and Aurobindo Pharma U.S.A., Inc. (collectively, Aurobindo) dated May 29, 2025, directed to six of its Qelbree® Orange Book patents. Supernus’s U.S. Patent Nos. 9,358,204; 9,603,853; 9,662,338; 11,324,753; 11,458,143; and 12,121,523 generally cover viloxazine formulations and methods of using those formulations. The FDA Orange Book currently lists United States Patent Nos. 9,358,204 and 9,603,853 as expiring on February 7, 2033; United States Patent No. 9,662,338 as expiring on April 2, 2035; and United States Patent Nos. 11,324,753; 11,458,143; and 12,121,523 as expiring on September 4, 2029. On July 1, 2025, the

Company filed a lawsuit against Aurobindo alleging infringement of the Company’s Qelbree® Orange Book patents. The Complaint—filed in the U.S. District Court for the District of Delaware—alleges, inter alia, that Aurobindo infringed the Company’s Qelbree® patents by submitting to the FDA an Abbreviated New Drug Application (ANDA) seeking to market a generic version of Qelbree® prior to the expiration of the Company’s patents. Filing its July 1, 2025, Complaint within 45 days of receiving Aurobindo’s Paragraph IV certification notice entitles Supernus to an automatic stay preventing the FDA from approving Aurobindo’s ANDA until October 2, 2028. On September 29, 2025, Supernus filed a notice of voluntary dismissal of the Complaint without prejudice. The dismissal will not impact the co‑pending matter against Aurobindo, C.A. No. 25-cv-12186 (MEF)(MAH) (D.N.J.), discussed in Section VI, above.
VIII. Supernus Pharmaceuticals, Inc. v. Apotex Inc., C.A. No. 25-cv-12184 (MEF)(MAH) (D.N.J.)
The Company received a Paragraph IV Notice Letter from generic drug maker Apotex Inc. (Apotex) dated May 22, 2025, directed to six of its Qelbree® Orange Book patents. Supernus’s U.S. Patent Nos. 9,358,204; 9,603,853; 9,662,338; 11,324,753; 11,458,143; and 12,121,523 generally cover viloxazine formulations and methods of using those formulations. The FDA Orange Book currently lists United States Patent Nos. 9,358,204 and 9,603,853 as expiring on February 7, 2033; United States Patent No. 9,662,338 as expiring on April 2, 2035; and United States Patent Nos. 11,324,753; 11,458,143; and 12,121,523 as expiring on September 4, 2029. On June 26, 2025, the Company filed a lawsuit against Apotex alleging infringement of the Company’s Qelbree® Orange Book patents. The Complaint—filed in the U.S. District Court for the District of New Jersey—alleges, inter alia, that Apotex infringed the Company’s Qelbree® patents by submitting to the FDA an Abbreviated New Drug Application (ANDA) seeking to market a generic version of Qelbree® prior to the expiration of the Company’s patents. Filing its June 26, 2025, Complaint within 45 days of receiving Apotex’s Paragraph IV certification notice entitles Supernus to an automatic stay preventing the FDA from approving Apotex’s ANDA until October 2, 2028. On September 19, 2025, Apotex answered the Complaint and denied the substantive allegations of the Complaint, asserting affirmative defenses that include non-infringement and invalidity. Apotex also asserted Counterclaims that include requests for declaratory judgments of non-infringement and invalidity. On October 24, 2025, the Company filed its reply, denying the substantive allegations of Apotex’s Counterclaims. On December 23, 2025, the Court issued an order consolidating this lawsuit for all pretrial purposes with the lawsuits against (i) Appco and Somerset, discussed in Section IV, above; (ii) Aurobindo, discussed in Section VI, above; (iii) Zydus, discussed in Section IX, below; (iv) Creekwood, discussed in Section X, below; (v) MSN, discussed in Section XII, below; (vi) Zenara and Biophore, discussed in Section XIV, below; and (vii) Macleods, discussed in Sections XV and XVII, below. The Court’s December 23, 2025, consolidation order recaptioned the consolidated lawsuits as In re Viloxazine, C.A. No. 25-cv-12183 (MEF)(MAH) (Consolidated), and administratively terminated the C.A. No. 25-cv-12184 (MEF)(MAH) (D.N.J.) action.
IX. Supernus Pharmaceuticals, Inc. v. Zydus Lifesciences Global FZE, et al., C.A. No. 25-cv-12188 (MEF)(MAH) (D.N.J.)
The Company received a Paragraph IV Notice Letter from generic drug maker Zydus Lifesciences Global FZE (Zydus FZE) dated May 27, 2025, directed to three of its Qelbree® Orange Book patents. Supernus’s U.S. Patent Nos. 9,358,204; 9,603,853; and 9,662,338 generally cover viloxazine formulations and methods of using those formulations. The FDA Orange Book currently lists United States Patent Nos. 9,358,204 and 9,603,853 as expiring on February 7, 2033, and United States Patent No. 9,662,338 as expiring on April 2, 2035. On June 26, 2025, the Company filed a lawsuit against Zydus FZE, Zydus Pharmaceuticals (USA) Inc., and Zydus Lifesciences Limited (collectively, Zydus) alleging infringement of the Company’s Qelbree® Orange Book patents. The Complaint—filed in the U.S. District Court for the District of New Jersey—alleges, inter alia, that Zydus infringed the Company’s Qelbree® patents by submitting to the FDA an Abbreviated New Drug Application (ANDA) seeking to market a generic version of Qelbree® prior to the expiration of the Company’s patents. Filing its June 26, 2025, Complaint within 45 days of receiving Zydus FZE’s Paragraph IV certification notice entitles Supernus to an automatic stay preventing the FDA from approving Zydus’s ANDA until October 2, 2028. On September 22, 2025, Zydus answered the Complaint and denied the substantive allegations of the Complaint, asserting affirmative defenses that include non-infringement and invalidity. Zydus also asserted Counterclaims that include requests for declaratory judgments of non-infringement and invalidity. On October 28, 2025, the Company filed its reply, denying the substantive allegations of Zydus’s Counterclaims. On December 23, 2025, the Court issued an order consolidating this lawsuit for all pretrial purposes with the lawsuits against (i) Appco and Somerset, discussed in Section IV, above; (ii) Aurobindo, discussed in Section VI, above; (iii) Apotex, discussed in Section VIII, above; (iv) Creekwood, discussed in Section X, below; (v) MSN, discussed in Section XII, below; (vi) Zenara and Biophore, discussed in Section XIV, below; and (vii) Macleods, discussed in Sections XV and XVII, below. The Court’s December 23, 2025, consolidation order recaptioned the consolidated lawsuits as In re Viloxazine, C.A. No. 25-cv-12183 (MEF)(MAH) (Consolidated), and administratively terminated the C.A. No. 25-cv-12188 (MEF)(MAH) (D.N.J.) action.
X. Supernus Pharmaceuticals, Inc. v. Creekwood Pharmaceuticals, LLC, C.A. No. 25-cv-13201 (MEF)(MAH) (D.N.J.)

The Company received a Paragraph IV Notice Letter from generic drug maker Creekwood Pharmaceuticals, LLC (Creekwood) dated June 4, 2025, directed to six of its Qelbree® Orange Book patents. Supernus’s U.S. Patent Nos. 9,358,204; 9,603,853; 9,662,338; 11,324,753; 11,458,143; and 12,121,523 generally cover viloxazine formulations and methods of using those formulations. The FDA Orange Book currently lists United States Patent Nos. 9,358,204 and 9,603,853 as expiring on February 7, 2033; United States Patent No. 9,662,338 as expiring on April 2, 2035; and United States Patent Nos. 11,324,753; 11,458,143; and 12,121,523 as expiring on September 4, 2029. On July 11, 2025, the Company filed a lawsuit against Creekwood alleging infringement of the Company’s Qelbree® Orange Book patents. The Complaint—filed in the U.S. District Court for the District of New Jersey—alleges, inter alia, that Creekwood infringed the Company’s Qelbree® patents by submitting to the FDA an Abbreviated New Drug Application (ANDA) seeking to market a generic version of Qelbree® prior to the expiration of the Company’s patents. Filing its July 11, 2025, Complaint within 45 days of receiving Creekwood’s Paragraph IV certification notice entitles Supernus to an automatic stay preventing the FDA from approving Creekwood’s ANDA until October 2, 2028. On September 19, 2025, Creekwood answered the Complaint and denied the substantive allegations of the Complaint, asserting affirmative defenses that include non-infringement and invalidity. Creekwood also asserted Counterclaims that include requests for declaratory judgments of non-infringement and invalidity. On October 24, 2025, the Company filed its reply, denying the substantive allegations of Creekwood’s Counterclaims. On December 23, 2025, the Court issued an order consolidating this lawsuit for all pretrial purposes with the lawsuits against (i) Appco and Somerset, discussed in Section IV, above; (ii) Aurobindo, discussed in Section VI, above; (iii) Apotex, discussed in Section VIII, above; (iv) Zydus, discussed in Section IX, above; (v) MSN, discussed in Section XII, below; (vi) Zenara and Biophore, discussed in Section XIV, below; and (vii) Macleods, discussed in Sections XV and XVII, below. The Court’s December 23, 2025, consolidation order recaptioned the consolidated lawsuits as In re Viloxazine, C.A. No. 25-cv-12183 (MEF)(MAH) (Consolidated), and administratively terminated the C.A. No. 25-cv-13201 (MEF)(MAH) (D.N.J.) action.
XI. Supernus Pharmaceuticals, Inc. v. Creekwood Pharmaceuticals, LLC, C.A. No. 25-cv-880 (JLH) (D. Del.)
The Company received a Paragraph IV Notice Letter from generic drug maker Creekwood Pharmaceuticals, LLC (Creekwood) dated June 4, 2025, directed to six of its Qelbree® Orange Book patents. Supernus’s U.S. Patent Nos. 9,358,204; 9,603,853; 9,662,338; 11,324,753; 11,458,143; and 12,121,523 generally cover viloxazine formulations and methods of using those formulations. The FDA Orange Book currently lists United States Patent Nos. 9,358,204 and 9,603,853 as expiring on February 7, 2033; United States Patent No. 9,662,338 as expiring on April 2, 2035; and United States Patent Nos. 11,324,753; 11,458,143; and 12,121,523 as expiring on September 4, 2029. On July 15, 2025, the Company filed a lawsuit against Creekwood alleging infringement of the Company’s Qelbree® Orange Book patents. The Complaint—filed in the U.S. District Court for the District of Delaware—alleges, inter alia, that Creekwood infringed the Company’s Qelbree® patents by submitting to the FDA an Abbreviated New Drug Application (ANDA) seeking to market a generic version of Qelbree® prior to the expiration of the Company’s patents. Filing its July 15, 2025, Complaint within 45 days of receiving Creekwood’s Paragraph IV certification notice entitles Supernus to an automatic stay preventing the FDA from approving Creekwood’s ANDA until October 2, 2028. On September 30, 2025, Supernus filed a notice of voluntary dismissal of the Complaint without prejudice. The dismissal will not impact the co‑pending matter against Creekwood, C.A. No. 25-cv-13201 (MEF)(MAH) (D.N.J.), discussed in Section X, above.

XII. Supernus Pharmaceuticals, Inc. v. MSN Pharmaceuticals Inc., C.A. No. 25-cv-13204 (MEF)(MAH) (D.N.J.)
The Company received a Paragraph IV Notice Letter from generic drug maker MSN Pharmaceuticals Inc. (MSN) dated June 5, 2025, directed to six of its Qelbree® Orange Book patents. Supernus’s U.S. Patent Nos. 9,358,204; 9,603,853; 9,662,338; 11,324,753; 11,458,143; and 12,121,523 generally cover viloxazine formulations and methods of using those formulations. The FDA Orange Book currently lists United States Patent Nos. 9,358,204 and 9,603,853 as expiring on February 7, 2033; United States Patent No. 9,662,338 as expiring on April 2, 2035; and United States Patent Nos. 11,324,753; 11,458,143; and 12,121,523 as expiring on September 4, 2029. On July 11, 2025, the Company filed a lawsuit against MSN alleging infringement of the Company’s Qelbree® Orange Book patents. The Complaint—filed in the U.S. District Court for the District of New Jersey—alleges, inter alia, that MSN infringed the Company’s Qelbree® patents by submitting to the FDA an Abbreviated New Drug Application (ANDA) seeking to market a generic version of Qelbree® prior to the expiration of the Company’s patents. Filing its July 11, 2025, Complaint within 45 days of receiving MSN’s Paragraph IV certification notice entitles Supernus to an automatic stay preventing the FDA from approving MSN’s ANDA until October 2, 2028. On September 22, 2025, MSN answered the Complaint and denied the substantive allegations of the Complaint, asserting affirmative defenses that include non-infringement and invalidity. MSN also asserted Counterclaims that include requests for declaratory judgments of non-infringement and invalidity. On October 28, 2025, the Company filed its reply, denying the substantive allegations of MSN’s Counterclaims. On December 23, 2025, the Court issued an order consolidating this lawsuit for all pretrial purposes with the lawsuits against (i) Appco and Somerset, discussed in Section IV, above; (ii) Aurobindo, discussed in Section VI, above; (iii) Apotex, discussed in

Section VIII, above; (iv) Zydus, discussed in Section IX, above; (v) Creekwood, discussed in Section X, above; (vi) Zenara and Biophore, discussed in Section XIV, below; and (vii) Macleods, discussed in Sections XV and XVII, below. The Court’s December 23, 2025, consolidation order recaptioned the consolidated lawsuits as In re Viloxazine, C.A. No. 25-cv-12183 (MEF)(MAH) (Consolidated), and administratively terminated the C.A. No. 25-cv-13204 (MEF)(MAH) (D.N.J.) action.
XIII. Supernus Pharmaceuticals, Inc. v. MSN Pharmaceuticals Inc., C.A. No. 25-cv-879 (JLH) (D. Del.)
The Company received a Paragraph IV Notice Letter from generic drug maker MSN Pharmaceuticals Inc. (MSN) dated June 5, 2025, directed to six of its Qelbree® Orange Book patents. Supernus’s U.S. Patent Nos. 9,358,204; 9,603,853; 9,662,338; 11,324,753; 11,458,143; and 12,121,523 generally cover viloxazine formulations and methods of using those formulations. The FDA Orange Book currently lists United States Patent Nos. 9,358,204 and 9,603,853 as expiring on February 7, 2033; United States Patent No. 9,662,338 as expiring on April 2, 2035; and United States Patent Nos. 11,324,753; 11,458,143; and 12,121,523 as expiring on September 4, 2029. On July 15, 2025, the Company filed a lawsuit against MSN alleging infringement of the Company’s Qelbree® Orange Book patents. The Complaint—filed in the U.S. District Court for the District of Delaware—alleges, inter alia, that MSN infringed the Company’s Qelbree® patents by submitting to the FDA an Abbreviated New Drug Application (ANDA) seeking to market a generic version of Qelbree® prior to the expiration of the Company’s patents. Filing its July 15, 2025, Complaint within 45 days of receiving MSN’s Paragraph IV certification notice entitles Supernus to an automatic stay preventing the FDA from approving MSN’s ANDA until October 2, 2028. On October 16, 2025, Supernus filed a notice of voluntary dismissal of the Complaint without prejudice. The dismissal will not impact the co-pending matter against MSN, C.A. No. 25-cv-13204 (MEF)(MAH) (D.N.J.), discussed in Section XII, above.
XIV. Supernus Pharmaceuticals, Inc. v. Zenara Pharma Private Ltd., et al. , C.A. No. 25-cv-13207 (MEF)(MAH) (D.N.J.)
The Company received a Paragraph IV Notice Letter from generic drug maker Zenara Pharma Private Limited (Zenara) dated June 9, 2025, directed to six of its Qelbree® Orange Book patents. Supernus’s U.S. Patent Nos. 9,358,204; 9,603,853; 9,662,338; 11,324,753; 11,458,143; and 12,121,523 generally cover viloxazine formulations and methods of using those formulations. The FDA Orange Book currently lists United States Patent Nos. 9,358,204 and 9,603,853 as expiring on February 7, 2033; United States Patent No. 9,662,338 as expiring on April 2, 2035; and United States Patent Nos. 11,324,753; 11,458,143; and 12,121,523 as expiring on September 4, 2029. On July 11, 2025, the Company filed a lawsuit against Zenara and Biophore Pharma Inc. (Biophore, and collectively with Zenara, Defendants) alleging infringement of the Company’s Qelbree® Orange Book patents. The Complaint—filed in the U.S. District Court for the District of New Jersey—alleges, inter alia, that Defendants infringed the Company’s Qelbree® patents by submitting to the FDA an Abbreviated New Drug Application (ANDA) seeking to market a generic version of Qelbree® prior to the expiration of the Company’s patents. Filing its July 11, 2025, Complaint within 45 days of receiving Defendants’ Paragraph IV certification notice entitles Supernus to an automatic stay preventing the FDA from approving Defendants’ ANDA until October 2, 2028. On September 16, 2025, Defendants answered the Complaint and denied the substantive allegations of the Complaint, asserting affirmative defenses that include non-infringement and invalidity. On December 23, 2025, the Court issued an order consolidating this lawsuit for all pretrial purposes with the lawsuits against (i) Appco and Somerset, discussed in Section IV, above; (ii) Aurobindo, discussed in Section VI, above; (iii) Apotex, discussed in Section VIII, above; (iv) Zydus, discussed in Section IX, above; (v) Creekwood, discussed in Section X, above; (vi) MSN, discussed in Section XII, above; and (vii) Macleods, discussed in Sections XV and XVII, below. The Court’s December 23, 2025, consolidation order recaptioned the consolidated lawsuits as In re Viloxazine, C.A. No. 25-cv-12183 (MEF)(MAH) (Consolidated), and administratively terminated the C.A. No. 25-cv-13207 (MEF)(MAH) (D.N.J.) action.
XV. Supernus Pharmaceuticals, Inc. v. Macleods Pharmaceuticals Ltd., et al. , C.A. No. 25-cv-15399 (MEF)(MAH) (D.N.J.)
The Company received a Paragraph IV Notice Letter from generic drug maker Macleods Pharmaceuticals Ltd. (Macleods Ltd.) dated August 1, 2025, directed to six of its Qelbree® Orange Book patents. Supernus’s U.S. Patent Nos. 9,358,204; 9,603,853; 9,662,338; 11,324,753; 11,458,143; and 12,121,523 generally cover viloxazine formulations and methods of using those formulations. The FDA Orange Book currently lists United States Patent Nos. 9,358,204 and 9,603,853 as expiring on February 7, 2033; United States Patent No. 9,662,338 as expiring on April 2, 2035; and United States Patent Nos. 11,324,753; 11,458,143; and 12,121,523 as expiring on September 4, 2029. On September 9, 2025, the Company filed a lawsuit against Macleods Pharmaceuticals Ltd. and Macleods Pharma USA, Inc. (Macleods USA and collectively with Macleods Ltd., Defendants) alleging infringement of the Company’s Qelbree® Orange Book patents. The Complaint—filed in the U.S. District Court for the District of New Jersey—alleges, inter alia, that Defendants infringed the Company’s Qelbree® patents by submitting to the FDA an Abbreviated New Drug Application (ANDA) seeking to market a generic version of Qelbree® prior to the expiration of the Company’s patents. Filing its September 9, 2025, Complaint within 45 days of receiving Defendants’ Paragraph IV certification notice entitles Supernus to an automatic stay preventing the FDA from approving Defendants’ ANDA until October 2, 2028. On September 29, 2025, Defendants answered the Complaint and denied the substantive allegations of the Complaint, asserting affirmative defenses that include non-infringement and invalidity. Defendants also asserted Counterclaims that include requests for declaratory judgments of non-infringement and invalidity. On November 3, 2025, the Company filed its reply, denying the substantive allegations of Defendants’ Counterclaims. On December 23, 2025, the Court issued an order consolidating this lawsuit for all pretrial purposes with the lawsuits against (i) Appco and Somerset, discussed in Section IV, above; (ii) Aurobindo, discussed in Section VI, above; (iii) Apotex, discussed in Section VIII, above; (iv) Zydus, discussed in Section IX, above; (v) Creekwood, discussed in Section X, above; (vi) MSN, discussed in Section XII, above; (vii) Zenara and Biophore, discussed in Section XIV, above; and (viii) Macleods, discussed in Section XVII, below. The Court’s December 23, 2025, consolidation order recaptioned the consolidated lawsuits as In re Viloxazine, C.A. No. 25-cv-12183 (MEF)(MAH) (Consolidated), and administratively terminated the C.A. No. 25-cv-15399 (MEF)(MAH) (D.N.J.) action.
XVI. Supernus Pharmaceuticals, Inc. v. Macleods Pharmaceuticals Ltd., et al. , C.A. No. 25-cv-1146 (JLH) (D. Del.)
The Company received a Paragraph IV Notice Letter from generic drug maker Macleods Pharmaceuticals Ltd. (Macleods Ltd.) dated August 1, 2025, directed to six of its Qelbree® Orange Book patents. Supernus’s U.S. Patent Nos. 9,358,204; 9,603,853; 9,662,338; 11,324,753; 11,458,143; and 12,121,523 generally cover viloxazine formulations and methods of using those formulations. The FDA Orange Book currently lists United States Patent Nos. 9,358,204 and 9,603,853 as expiring on February 7, 2033; United States Patent No. 9,662,338 as expiring on April 2, 2035; and United States Patent Nos. 11,324,753; 11,458,143; and 12,121,523 as expiring on September 4, 2029. On September 15, 2025, the Company filed a lawsuit against Macleods Pharmaceuticals Ltd. and Macleods Pharma USA, Inc. (Macleods USA and collectively with Macleods Ltd., Defendants) alleging infringement of the Company’s Qelbree® Orange Book patents. The Complaint—filed in the U.S. District Court for the District of Delaware—alleges, inter alia, that Defendants infringed the Company’s Qelbree® patents by submitting to the FDA an Abbreviated New Drug Application (ANDA) seeking to market a generic version of Qelbree® prior to the expiration of the Company’s patents. Filing its September 15, 2025, Complaint within 45 days of receiving Defendants’ Paragraph IV certification notice entitles Supernus to an automatic stay preventing the FDA from approving Defendants’ ANDA until October 2, 2028. On October 22, 2025, Supernus filed a notice of voluntary dismissal of the Complaint without prejudice. The dismissal will not impact the co-pending matter against Defendants, C.A. No. 25-cv-15399 (MEF)(MAH) (D.N.J.), discussed in Section XV, above.
XVII. Supernus Pharmaceuticals, Inc. v. Macleods Pharmaceuticals Ltd., et al. , C.A. No. 25-cv-18683 (MEF)(MAH) (D.N.J.)
The Company received a Paragraph IV Notice Letter from generic drug maker Macleods Pharmaceuticals Ltd. (Macleods Ltd.) dated November 20, 2025, directed to six of its Qelbree® Orange Book patents. Supernus’s U.S. Patent Nos. 9,358,204; 9,603,853; 9,662,338; 11,324,753; 11,458,143; and 12,121,523 generally cover viloxazine formulations and methods of using those formulations. The FDA Orange Book currently lists United States Patent Nos. 9,358,204 and 9,603,853 as expiring on February 7, 2033; United States Patent No. 9,662,338 as expiring on April 2, 2035; and United States Patent Nos. 11,324,753; 11,458,143; and 12,121,523 as expiring on September 4, 2029. On December 16, 2025, the Company filed a lawsuit against Macleods Pharmaceuticals Ltd. and Macleods Pharma USA, Inc. (Macleods USA and collectively with Macleods Ltd., Defendants) alleging infringement of the Company’s Qelbree® Orange Book patents. The Complaint—filed in the U.S. District Court for the District of Delaware—alleges, inter alia, that Defendants infringed the Company’s Qelbree® patents by submitting to the FDA an Abbreviated New Drug Application (ANDA) seeking to market a generic version of Qelbree® prior to the expiration of the Company’s patents. Filing its December 16, 2025, Complaint within 45 days of receiving Defendants’ Paragraph IV certification notice entitles Supernus to an automatic stay preventing the FDA from approving Defendants’ ANDA until October 2, 2028. On December 23, 2025, the Court issued an order consolidating this lawsuit for all pretrial purposes with the lawsuits against (i) Appco and Somerset, discussed in Section IV, above; (ii) Aurobindo, discussed in Section VI, above; (iii) Apotex, discussed in Section VIII, above; (iv) Zydus, discussed in Section IX, above; (v) Creekwood, discussed in Section X, above; (vi) MSN, discussed in Section XII, above; (vii) Zenara and Biophore, discussed in Section XIV, above; and (viii) Macleods, discussed in Section XV, above. The Court’s December 23, 2025, consolidation order recaptioned the consolidated lawsuits as In re Viloxazine, C.A. No. 25-cv-12183 (MEF)(MAH) (Consolidated), and administratively terminated the C.A. No. 25-cv-18683 (MEF)(MAH) (D.N.J.) action. On January 23, 2026, Defendants answered the Complaint and denied the substantive allegations of the Complaint, asserting affirmative defenses that include non-infringement and invalidity. Defendants also asserted Counterclaims that include requests for declaratory judgments of non-infringement and invalidity. The Company will answer the Counterclaims by February 27, 2026.
XVIII. US WorldMeds Partners, LLC v. Federal Insurance Company, et al, Case Nos. 24-CI-2529; 24-CI-4195; 24-CI-4631; and 24-CI-6988) (D.Del)

Alleged competitors of Supernus filed a lawsuit against the Company, MDD US Enterprises, LLC, and MDD Operations, LLC (collectively Enterprises) and others in the United States District Court for the District of Delaware (the Underlying Action). After a dispute over coverage under certain insurance policies arose, Enterprises commenced a declaratory judgment action against Federal Insurance Company, RSUI Indemnity Company, and StarStone Specialty Insurance Company and others to recover insurance benefits. US WorldMeds Partners, LLC, RSUI and StarStone commenced similar declaratory judgment actions in connection with the Underlying Action. These related actions were recently consolidated. This case is in its early stages. Supernus awaits responsive pleadings to its Complaint. Discovery has not yet commenced in the consolidated action. A court conference was held on May 14, 2025, and the next conference was scheduled for August 4, 2025. On August 4, 2025, after discussing the issues in the case, the judge ordered the parties to submit a joint proposed scheduling order outlining deadlines for the amendment of pleadings and completion of discovery on the coverage issues by August 22, 2025. A virtual status conference was held on January 28, 2026. Thereafter, the Court entered a Scheduling Order, which allows the parties to realign the pleadings and proceed with discovery. The next scheduled conference will be held in person on May 6, 2026.
XIX. Supernus Pharmaceuticals, Inc. v. Old Republic Insurance Company, 8:24-cv-03733-PJM) (D.Maryland)
The action seeks recovery of insurance benefits in connection with the Underlying Action in the US WorldMeds Partners, LLC v Federal Insurance Company case. This case is in its early stages. The defendant insurer made a pre-answer motion to dismiss the Complaint. Supernus's opposition to the motion was filed in May 2025. Oral argument on the motion was held on February 12, 2026, and Supernus awaits a decision from the court.
XX. US WorldMeds Partners, LLC v. Supernus Pharmaceuticals, Inc., [C.A. No. N25C-07-121-KMM [CCLD]] (Delaware Superior Court)
On April 30, 2025, the Company informed US WorldMeds Partners, LLC (Partners), the seller of US WorldMeds Enterprises, LLC n/k/a MDD US Enterprises, LLC that it would be withholding $27.7 million of a $30.0 million milestone payment pursuant to the set-off provision of the Sale and Purchase Agreement between the parties. On May 21, 2025, Partners filed a one-count complaint for specific performance in the Delaware Court of Chancery, seeking payment of the withheld amount, plus interest, attorneys’ fees, and costs. On June 16, 2025, the Company filed a motion to dismiss Partners’ complaint on the grounds that the Court of Chancery lacked subject matter jurisdiction. On July 15, 2025, Partners dismissed its complaint and re-filed in the Delaware Superior Court with a companion motion to seal, seeking identical relief. The Company timely filed an Answer under seal on August 6, 2025. On October 3, 2025, Partners filed a motion for summary judgment and related briefing. The parties reached agreement on a stipulated briefing schedule, which the Court entered as an order. The Company’s opposition and cross motion for summary judgment was timely filed December 5, 2025; Partners filed a reply and opposition to the cross motion January 16, 2026; the Company filed a reply on February 9, 2026. Oral argument has been scheduled for March 4, 2026.

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
Sage Therapeutics Litigation
On August 28, 2024, named plaintiff Darren Korver filed a purported federal securities class action lawsuit in the Southern District of New York against Sage Therapeutics, Inc. and individuals, Barry E. Greene and Kimi Iguchi (the Securities Class Action), both of whom are former officers of Sage. Pursuant to a statutorily prescribed process, the court appointed two new class representatives, Steamfitters Local 449 Pension & Retirement Security Funds and Trust of the Retirement System of the UPR, who filed an amended complaint on March 3, 2025, against the original defendants and five additional former officers of Sage. The amended complaint in the Securities Class Action alleges violations of U.S. securities laws under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the Exchange Act) and Rule 10b-5 promulgated thereunder and seeks an as-yet unspecified amount of damages allegedly sustained by parties who purchased the Sage Therapeutic’s stock between April 12, 2021 and July 23, 2024, as well as applicable attorneys’ fees and costs. On April 17, 2025, Sage Therapeutics, along with all of the individual defendants, filed a motion to dismiss the Securities Class Action in the Southern District of New York. As of January 9, 2026, the motion remains pending before the Court. Related derivative actions remain stayed pending the resolution of this motion. Sage denies any allegations of wrongdoing and intends to vigorously defend against the Securities Class Action.

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

On March 26, 2025, plaintiff shareholder Qingping Zhu commenced derivative litigation in the Southern District of New York, purportedly on behalf of Sage, against sixteen current and former officers and directors of Sage (the Zhu Derivative Litigation). Based significantly on the allegations underlying the Securities Class Action, the Zhu Derivative Litigation alleges violations of Section 14(a) of the Exchange Act and Rule 14a-9 promulgated thereunder, breaches of fiduciary duty, unjust enrichment, and waste of corporate assets, and seeks unspecified damages and various equitable relief. On April 14, 2025, the Southern District of New York granted a stay of the Zhu Derivative Litigation pending the resolution of the motion to dismiss the amended complaint in the Securities Class Action.

On May 13, 2025, plaintiff shareholder Jurgen Matton commenced derivative litigation in the Southern District of New York, purportedly on behalf of Sage Therapeutics, against sixteen current and former officers and directors of Sage Therapeutics (the Matton Derivative Litigation). Based significantly on the allegations underlying the Securities Class Action, the Matton Derivative Litigation alleges violations of Section 14(a) of the Exchange Act and Rule 14a-9 promulgated thereunder, breaches of fiduciary duty, unjust enrichment, and waste of corporate assets, and seeks unspecified damages and various equitable relief.

On May 22, 2025, plaintiff shareholder Joseph Pizzelanti commenced derivative litigation in the Southern District of New York, purportedly on behalf of Sage Therapeutics, against sixteen current and former officers and directors of the Company (the Pizzelanti Derivative Litigation). Based significantly on the allegations underlying the Securities Class Action, the Pizzelanti Derivative Litigation alleges violations of Section 14(a) of the Exchange Act and Rule 14a-9 promulgated thereunder, breaches of fiduciary duty, unjust enrichment, and waste of corporate assets, and seeks unspecified damages and various equitable relief.
On June 20, 2025, Sage, along with other relevant parties, submitted for the Southern District of New York’s approval of a consolidation of the Zhu Derivative Litigation with the Matton Derivative Litigation and the Pizzelanti Derivative Litigation and the court approved such consolidation (the Consolidated Derivative Litigation).

As of September 30, 2025, two complaints have been filed in state court by purported stockholders of Sage Therapeutics regarding the Agreement and Plan of Merger (the Merger Agreement), dated as of June 13, 2025, by and among Sage Therapeutics, Inc., Supernus Pharmaceuticals, Inc., a Delaware corporation, and Saphire, Inc., a Delaware corporation. On July 8, 2025, a purported stockholder of Sage Therapeutics filed a complaint against Sage Therapeutics and each member of the Board in the Supreme Court of the State of New York, County of New York, captioned Taylor v. Sage Therapeutics, Inc., et al., Index No. 654060/2025 (the Taylor Complaint). On July 9, 2025, a purported stockholder of Sage Therapeutics filed a complaint against Sage Therapeutics and each member of the Board in the Supreme Court of the State of New York, County of New York, captioned Morgan v. Sage Therapeutics, Inc., et al., Index No. 654094/2025 (together with the Taylor Complaint, the Merger Complaints). The Merger Complaints assert, among other things, claims for negligent misrepresentation and concealment and negligence under New York common law against all defendants. The Merger Complaints allege that Sage Therapeutic’s Solicitation/Recommendation Statement on Schedule 14D-9 filed with the SEC on July 2, 2025, together with the exhibits and annexes thereto (the Schedule 14D-9), omitted certain purportedly material information. Among other relief, the Merger Complaints seek (i) an injunction prohibiting consummation of the transactions contemplated by the Merger Agreement (the Transactions), (ii) rescission or actual and punitive damages if the Transactions are consummated, and (iii) an award of the plaintiffs’ fees and expenses, including reasonable attorneys’ and experts’ fees and expenses. Sage Therapeutics has also received certain demand letters from purported stockholders making allegations similar to those contained in the Merger Complaints. Additional lawsuits arising out of or relating to the Merger Agreement may be filed in the future.

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
On December 31, 2025, the closing price of our common stock on the NASDAQ Global Market was $49.70 per share. As of December 31, 2025, we had 15 holders of record of our common stock. The actual number of common stockholders is greater than the number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.
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
Performance Graph
The following graph sets forth the Company's total cumulative stockholder return as compared to the NASDAQ Stock Market Composite Index and the NASDAQ Biotechnology Index for the period beginning December 31, 2020, and ending December 31, 2025.
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

________________________________________________________________
*$100 invested on 12/31/2020 in stock or index, including reinvestment of dividends. Fiscal year ending December 31.
Performance Graph Data

	Supernus Pharmaceuticals, Inc.	NASDAQ Composite Index	NASDAQ Biotechnology Index
December 31, 2020	100.00	100.00	100.00
December 31, 2021	115.90	122.18	100.02
December 31, 2022	141.77	82.43	89.90
December 31, 2023	115.02	119.22	94.03
December 31, 2024	143.72	154.48	93.49
December 31, 2025	197.54	187.14	124.75
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
Commercial Products
•Qelbree® (viloxazine) extended-release capsules are a novel non-stimulant product indicated for the treatment of ADHD in adults and pediatric patients 6 years and older. The United States Food and Drug Administration (FDA) approved Qelbree for the treatment of ADHD in pediatric patients 6 to 17 years of age in April 2021, and in adult patients in April 2022. The Company launched Qelbree for pediatric patients in May 2021 and for adult patients in May 2022 in the United States (U.S.). In January 2025, the FDA approved an expanded label update for Qelbree to include new data on the pharmacodynamics and use in breastfeeding mothers.
•GOCOVRI® (amantadine) extended-release capsules are the first and only FDA approved medicine indicated for the treatment of dyskinesia in patients with PD receiving levodopa-based therapy, with or without concomitant dopaminergic medications, and as an adjunctive treatment to levodopa/carbidopa with PD experiencing "OFF" episodes.
•ONAPGOTM (apomorphine hydrochloride) injection is the first and only subcutaneous apomorphine infusion device for the treatment of motor fluctuations in adults with advanced PD. ONAPGO was approved by the FDA in February 2025. ONAPGO was launched in April 2025.
•ZURZUVAE® (zuranolone) capsules are the first and only FDA approved oral medicine indicated for the treatment of PPD in adults. ZURZUVAE is a neuroactive steroid that is a positive allosteric modulator of GABAA receptors, targeting both synaptic and extrasynaptic GABAA receptors, and is the first oral, once-daily, 14-day treatment specifically indicated for adults with PPD. ZURZUVAE became commercially available in the U.S. in December 2023 as a treatment option for women with PPD. We and our collaboration partner, Biogen, are jointly commercializing ZURZUVAE in the U.S. under a collaboration agreement (Biogen Collaboration Agreement). The Company and Biogen equally share in all operating profits and losses arising from sales of ZURZUVAE in the U.S., with Biogen recording such product sales.
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
Research and Development
We are committed to the development of innovative product candidates in neurology and psychiatry, including the following:
SPN-817 (huperzine A)
SPN-817 represents a novel mechanism of action (MOA) for an anticonvulsant. SPN-817 is a novel synthetic form of huperzine A, whose MOA includes potent acetylcholinesterase inhibition, with pharmacological activities in CNS conditions such as epilepsy. The development will initially focus on the drug's anticonvulsant activity, which has been shown in preclinical models to be effective for the treatment of partial seizures and Dravet Syndrome. SPN-817 is in clinical development.

SPN-820 (NV-5138)
SPN-820 is a novel, first in class, intracellular enhancer of mechanistic target of rapamycin complex 1 (mTORC1) signaling. Depression is associated with synapse loss and reduced synaptic plasticity in key brain regions including the prefrontal cortex and increasing mTORC1-mediated synaptic plasticity is a potential avenue to treat depression and associated symptoms. SPN-820 selectively binds to intracellular sestrin proteins and subsequently engages a cascade of multi-protein complexes, enhancing mTORC1 signaling. The intracellular mechanism and the lack of binding to cell surface receptors suggests the potential for a differentiated safety profile and is unlikely to have abuse potential.
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
The Company initiated a follow-on Phase 2b multi-center, randomized, double-blind, placebo-controlled trial in approximately 200 adults with MDD. The study will examine the safety and tolerability of SPN-820 2400 mg given intermittently (twice weekly) as an adjunctive treatment to the current baseline antidepressant therapy, as well as assess the rapid onset of improvement in depressive symptoms.
SPN-443 – Novel stimulant for the treatment of ADHD/CNS
The Company completed a Phase 1 single dose study in healthy adults in 2024 following submission of an Investigational New Drug Application. The study was a first in human, pilot pharmacokinetic study of two oral formulations of SPN-443 in healthy adults. The primary objective of the study was to assess safety and tolerability. This molecule, along with its major metabolites, is an inhibitor of norepinephrine, dopamine and serotonin, also known as a triple reuptake inhibitor. Both formulations of SPN-443 showed adequate bioavailability and were well tolerated. The Company plans to initiate Single Ascending Dose (SAD) and Multiple Ascending Dose (MAD) studies in the second half of 2026.
Zuranolone
The Company has granted Biogen sole rights to develop and commercialize zuranolone outside the U.S., other than in Japan, Taiwan and South Korea where it has granted those rights to Shionogi & Co., Ltd. (Shionogi). Shionogi is currently developing zuranolone for the treatment of patients with MDD in Japan, and in the third quarter of 2024, Shionogi reported that it submitted a new drug application (NDA) in Japan for zuranolone for the treatment of MDD. In the third quarter of 2025, Biogen received approval for zuranolone for the treatment of PPD by the European Medicines Agency (EMA) and Medicines Healthcare Regulatory Agency (MHRA) in Europe and the United Kingdom (U.K.) respectively. In the fourth quarter of 2025, zuranolone received Health Canada Authorization in Canada for treatment indicated for adults with PPD. Also in the fourth quarter of 2025, Shionogi received approval for a product containing zuranolone for the treatment of MDD by the Pharmaceuticals and Medical Devices Agency in Japan. No product containing zuranolone is approved for the treatment of MDD in the United States.
Product Pipeline Update
SPN-817 – Novel first-in-class highly selective AChE inhibitor for epilepsy
•The Phase 2b randomized, double-blind, placebo-controlled study of 3mg and 4mg twice daily doses is ongoing with a targeted enrollment of approximately 258 adult patients with treatment resistant focal seizures.
SPN-820 – Novel first-in-class molecule that increases mTORC1 mediated synaptic function for depression
•The Company initiated a follow-on Phase 2b multi-center, randomized, double-blind, placebo-controlled trial in approximately 200 adults with MDD. The study will examine the safety and tolerability of SPN-820 2400 mg given intermittently (twice weekly) as an adjunctive treatment to the current baseline antidepressant therapy, as well as assess the rapid onset of improvement in depressive symptoms.
SPN-443 – Novel stimulant for attention-deficit/hyperactivity disorder (ADHD)
•The Company expects to initiate a Phase 1 single-ascending/multiple-ascending dose study in adult healthy volunteers in the second half of 2026.

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
Our principal source of revenue is product sales. Revenue from product sales is recognized when physical control of our products is transferred to our customers, who are primarily pharmaceutical wholesalers, specialty pharmacies, and distributors. Product sales are recorded net of various forms of variable consideration, including: estimated rebates; sales discounts; and an estimated liability for future product returns (collectively, sales deductions).
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
Returns
We maintain a return policy that allows our customers to return products within a specified period of time. Sales of our products are not subject to a general right of return; however, we will accept return of expired product 6 months prior to, and up to twelve months subsequent to, the product's expiry date for certain products. Our products have a shelf life of up to 48 months from date of manufacture. The product return accrual is estimated principally based on historical experience, the level and estimated shelf life of inventory in the distribution channel, changes in the current wholesaler prices, our return policy and expected market events, including generic competition. The time lag from date of sale of our products when we accrue our provision for product returns and the time at which we issue credit for expired product can occur up to several years after the sale of our product. Estimates associated with our provision for product returns are particularly susceptible to adjustment given the extensive time lag. The Company launched Qelbree in May 2021. The Company is actively monitoring returns activity in light of the timeline from the date of sale and the time at which we issue credit for expired products. We had favorable actual returns in 2024 and 2025 for Qelbree and as a result, the Company changed its estimated provision for Qelbree product returns based on the most recent experience. The Company has entered into settlement and license agreements with third parties, permitting the sale of a generic version of Trokendi XR beginning in January 2023. In addition, the Company entered into settlement and license agreements with third parties, permitting the sale of a generic version of Oxtellar XR beginning in September 2024. The Company is actively monitoring returns activity in light of the loss of exclusivity and actual and possible further future sales decline based on timing of generic entry. The entry of a generic competitor may cause our future Trokendi XR and Oxtellar XR product return rates to change from historical trends, and this change could have a material effect on the future provision for product returns.

Historically, we have experienced changes in estimates in return reserve calculations, but those adjustments have not been material to net earnings (loss). Adjustments related to prior year sales for product returns in 2025 and 2024 was less than 4% of net product sales for each respective period and was less than 1% of net product sales in 2023. However, given the extensive number of inputs and assumptions, described above, future changes in our return reserves could be material.
Rebates
Rebates are discounts which we pay under either public sector or private sector health care programs. Rebates paid under public sector programs are generally mandated under law, whereas private sector rebates are generally contractually negotiated by us with managed care providers. Both types of rebates vary over time. Rebate amounts are typically based upon the volume of purchases using contractual or statutory prices, which may vary by product and by payer. For each type of rebate, the factors used in the calculations of the accruals for that rebate include the identification of the products subject to the rebate, applicable price terms and estimated lag time between sale and payment of the rebate, which can be significant. In order to establish the rebate accruals, we use both internal and external data to estimate the level of inventory in the distribution channel and the rebate claims processing lag time for each type of rebate. To estimate the rebate percentage or net price, we track sales by product and by customer or payer. We evaluate inventory data reported by wholesalers, available prescription volume information, product pricing, historical experience and other factors in order to determine the adequacy of our accruals. We regularly monitor our accruals and record adjustments when rebate trends, rebate programs and contract terms, legislative changes, or other significant events indicate that a change in reserve is appropriate. Historically, adjustments to rebate accruals have not been material to net earnings (loss).
Specifically, a significant portion of rebates we pay are on state Medicaid programs. We participate in state Medicaid programs wherein the lag time from the date of sale of our product when we accrue for provision for rebates and the ultimate invoicing by the individual state Medicaid program can occur up to several quarters after the sale of our product. Because of the time lag for Medicaid, in any particular quarter, our adjustments may incorporate revisions of accruals for prior periods. Estimates associated with our participation in state Medicaid programs are particularly susceptible to adjustment given the extensive time lag. Historically, adjustments to rebate accruals have not been material to net earnings (loss), but there continues to be an extensive time lag related to certain programs that could result in variability in future periods.
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
As of December 31, 2025 and December 31, 2024 the Company reported contingent consideration liability of $31.3 million and $47.3 million, respectively, in its consolidated balance sheets related to the Sage Acquisition, USWM Acquisition, and Adamas Acquisition. There was no contingent consideration liability related to the USWM Acquisition and Adamas Acquisition as of December 31, 2025.
The Sage contingent consideration liability was $11.4 million as of the Sage acquisition date, and $31.3 million as of December 31, 2025. The contingent consideration is primarily associated with the fair value of the regulatory and commercial milestone and the sales-based milestones contingent consideration payments. The contingent consideration is related to one non-tradable contingent value right (CVR) which represents the contractual right to receive a contingent payment upon the achievement of the applicable regulatory and commercial milestone and sales-based milestones. The estimated fair value of the contingent consideration was determined using the Monte Carlo simulation. The key assumptions considered in estimating the fair value includes the estimated probability and timing of milestone achievement, such as the probability and timing of obtaining regulatory approval and first commercial sale in Japan, the estimated amount and timing of projected revenues, volatility, estimated discount rates and risk-free interest rate. The drug regulatory approval process is inherently uncertain, and any adverse action taken by the Pharmaceuticals and Medical Devices Agency in Japan can potentially impact our estimated fair value of the regulatory and commercial activities milestone. The possible outcomes for the contingent consideration range from $0 to $234 million on an undiscounted basis. Refer to Note 3, Sage Acquisition, and Note 7, Contingent Consideration, for further information. Subsequent to the Sage Acquisition, in December 2025, Shionogi, the Company's collaboration business partner, announced that it obtained manufacturing and marketing approval in Japan for ZURZUVAE® Capsules 30 mg for the indication of depression and depressive state. As a result, the Company's contingent consideration liability increased as of December 31, 2025.
Impairment of Definite-Lived Intangible Assets
Management assesses the potential impairment of our finite-lived intangibles whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The carrying amount of the definite-lived intangible assets, net was $569.5 million as of December 31, 2025. Changes that could prompt such an assessment may include significant or adverse changes in the legal and regulatory environment, the introduction or advancement of competitive products and product candidates, changes in market demand, declining revenue and/or other events that indicate it is more likely than not that fair value is less than its carrying value. If a review of the definite-lived intangibles indicates that the carrying value of certain of these assets is more than the estimated undiscounted future cash flows, an impairment charge is made, as required, to adjust the carrying value to the estimated fair value. Evaluating for impairment requires judgment, including evaluating current economic and competitive circumstances, estimating future cash flows, future growth rates and future profitability. The primary inputs and assumptions used in the model included timing and projections of estimated future revenues and cash flows, loss of exclusivity, and discount rate. If the carrying amount of the asset exceeds its fair value, the Company writes down the asset to its estimated fair value, and an impairment loss equal to the difference between the assets fair value and carrying value is recognized in the consolidated statement of earnings (loss) in the period at which such determination is made. The use of different assumptions could increase or decrease the estimated fair value of assets and could therefore affect any impairment measurement. The Company recognized impairment charges of $20.2 million in 2023 mainly due to the partial write-off of the carrying value of some of its acquired intangible assets, primarily XADAGO. The primary factors that led to the impairment determinations were the following: (1) the performance of the commercial products; (2) forthcoming loss of exclusivity of XADAGO in December 2027, or earlier under certain circumstances, due to settlement agreements with third party generic companies; and (3) the change in the Company's future outlook of the brands.

Results of Operations
In this section, we discuss the results of our operations for the year ended December 31, 2025, compared to the year ended December 31, 2024. Our Annual Report on Form 10-K for the year ended December 31, 2024, includes a discussion and analysis of our financial condition and results of operations for the year ended December 31, 2023, in Part II, Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations.
Revenues
Revenues consist primarily of net product sales of our commercial products in the U.S., supplemented by royalty and licensing revenues from our collaborative licensing arrangements. The following table provides information regarding our revenues during the years ended December 31, 2025 and 2024 (dollars in thousands):

	Year Ended December 31,		Change
	2025	2024	Amount	Percent
Net product sales
Qelbree	$304,654	$241,273	$63,381	26%
GOCOVRI	146,824	130,824	16,000	12%
Oxtellar XR	40,700	99,464	(58,764)	(59)%
APOKYN	47,771	73,926	(26,155)	(35)%
Trokendi XR	42,421	63,201	(20,780)	(33)%
ONAPGO	17,254	—	17,254	100%
Other(1)	26,912	29,008	(2,096)	(7)%
Total net product sales	$626,536	$637,696	$(11,160)	(2)%
Collaboration revenue (ZURZUVAE)	52,996	—	52,996	100%
Royalty, licensing, and other revenues	39,420	24,121	15,299	63%
Total revenues	$718,952	$661,817	$57,135	9%
______________________________
(1) Includes net product sales of MYOBLOC, XADAGO and Osmolex ER.
Net Product Sales
Net product sales decreased by $11.2 million from $637.7 million in 2024 to $626.5 million in 2025. The decrease was primarily due to the decline in net product sales of APOKYN due to lower volume, and decline in net product sales of Oxtellar XR and Trokendi XR due to generic erosion, partially offset by the increases in net product sales from Qelbree and GOCOVRI due to higher volume and higher price, and ONAPGO, which was launched in the second quarter of 2025.
On November 4, 2025, we announced that due to stronger than expected demand for ONAPGO, supplier constraints are impacting our ability to fully meet this demand. ONAPGO is manufactured in Europe, supplied to us by our ONAPGO licensing partner, and packaged in the U.S. by a third-party contract manufacturing organization. We currently rely on single source suppliers to produce and package final dosage forms for ONAPGO. On February 24, 2026, we announced that we have made progress in securing additional product supply of ONAPGO from the current supplier and as a result, has resumed new patient initiation. In addition, we are working with a second supplier that is expected to begin supplying ONAPGO in 2027. A change in any of the suppliers would require regulatory approval which could cause a further delay in manufacturing and a possible loss of sales, which could affect future operating results adversely.
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

The following table provides a summary of activities with respect to accrued product returns and rebates and sales discounts for the years ended December 31, 2025 and 2024 (dollars in thousands):

	Accrued Product Returns and Rebates
	Product Returns	Product Rebates	Sales Discounts	Total
Balance at December 31, 2024	$53,375	$115,330	$12,347	$181,052
Provision related to:
Current year sales	10,563	433,223	72,982	516,768
Prior year sales	(20,727)	(389)	40	(21,076)
Total provision	(10,164)	432,834	73,022	495,692
Less: Actual payments/credits	(5,411)	(424,867)	(71,892)	(502,170)
Balance at December 31, 2025	$37,800	$123,297	$13,477	$174,574

Balance at December 31, 2023	$57,290	$96,984	$10,719	$164,993
Provision related to:
Current year sales	17,677	389,842	69,589	477,108
Prior year sales	(11,943)	(2,049)	(42)	(14,034)
Total provision	5,734	387,793	69,547	463,074
Less: Actual payments/credits	(9,649)	(369,447)	(67,919)	(447,015)
Balance at December 31, 2024	$53,375	$115,330	$12,347	$181,052
Accrued Product Returns and Rebates
The accrued product returns balance decreased from $53.4 million as of December 31, 2024 to $37.8 million as of December 31, 2025. This decrease was primarily due to a decrease of $20.7 million of estimated provision for product returns related to prior year sales. The majority of the provision for product returns related to prior year sales is attributable to Qelbree, reflecting continued favorable actual returns experienced in 2025. As a result, the Company changed its estimated provision for product returns based on the most recent experience.
The accrued product rebates balance increased from $115.3 million as of December 31, 2024 to $123.3 million as of December 31, 2025 due to timing of payments associated with government programs.
Provision for Product Returns and Rebates
The provision for product returns decreased from $5.7 million in 2024 to $(10.2) million in 2025. The decrease was primarily due to the aforementioned $20.7 million of favorable adjustment in the estimated provision for product returns related to prior year sales.
The provision for product rebates increased from $387.8 million in 2024 to $432.8 million in 2025. The increase was primarily attributable to higher Qelbree sales and unfavorability in government programs as a result of product price increases in the first quarter of 2025.
Sales Discounts
The provision for sales discounts increased from $69.5 million in 2024 to $73.0 million in 2025 primarily attributable to new product launched in 2025 and higher Qelbree sales in 2025 compared to 2024.
Adjustments related to prior year sales
Adjustments related to prior year sales in 2025 of $21.1 million was approximately 4% of both net product sales and total provision for the year ended December 31, 2025. Adjustments related to prior year sales in 2024 of $14.0 million was less than 3% of both net product sales and total provision for the year ended December 31, 2024. As aforementioned, the majority of this adjustment is attributable to Qelbree, reflecting favorable actual returns experienced in 2025 and 2024.

Collaboration Revenue (ZURZUVAE)
Collaboration revenue (ZURZUVAE) was $53.0 million for the year ended December 31, 2025. The increase was due to the Sage Acquisition in July 2025.
Royalty, Licensing and Other Revenues
Royalty, licensing and other revenues increased by $15.3 million from $24.1 million in 2024 to $39.4 million in 2025, primarily due to an increase in licensing revenues related to the achievement of a regulatory milestone under our collaboration agreement with Shionogi. The royalty term for Orenitram is expected to cease in 2027 which may result in a future decrease to royalty revenues.
Cost of Revenues
The following table provides information regarding our cost of revenues for the years indicated (dollars in thousands):

	Year Ended December 31,		Change
	2025	2024	Amount	Percent
Cost of revenues	$74,562	$77,906	$(3,344)	(4)%
Cost of revenues includes the cost of royalties; cost of materials, including active pharmaceutical ingredients (API); and cost to manufacture, including tableting, packaging, personnel, overhead, stability testing, and distribution. Cost of revenues also includes our proportionate share of ZURZUVAE manufacturing costs under the Biogen Collaboration Agreement.
Cost of revenues decreased from $77.9 million in 2024 to $74.6 million in 2025. The decrease was primarily driven by lower APOKYN royalties due to lower sales and decrease in Oxtellar XR sales due to generic erosion, primarily offset by increases in cost of revenues from Qelbree due to higher sales, increase in cost of revenues from ONAPGO, which was launched in the second quarter of 2025, and increase in manufacturing costs related to ZURZUVAE under the Biogen Collaboration Agreement from the acquisition of Sage in July 2025.
Research and Development Expense
The following table provides information regarding our Research and development (R&D) expenses for the years indicated (dollars in thousands):

	Year Ended December 31,		Change
	2025	2024	Amount	Percent
Research and development	$106,235	$108,796	$(2,561)	(2)%
R&D expenses decreased from $108.8 million in 2024 to $106.2 million in 2025. The decrease was primarily due to decreased clinical program costs on SPN-820, partially offset by the increase in clinical program costs on SPN-817 and the Company's share of R&D expenses from the collaboration arrangement with Biogen. The Company acquired a collaboration agreement with Biogen as part of the acquisition of Sage in July 2025.
Selling, General, and Administrative Expense
The table below provides information regarding our Selling, general, and administrative (SG&A) expenses for the years indicated (dollars in thousands):

	Year Ended December 31,		Change
	2025	2024	Amount	Percent
Selling and marketing expense	$288,651	$227,293	$61,358	27%
General and administrative expense	196,912	94,289	102,623	109%
Total	$485,563	$321,582	$163,981	51%
Selling and marketing expenses increased from $227.3 million in 2024 to $288.7 million in 2025. The increase was primarily due to higher professional and consulting expenses, higher employee-related expenses due to an increase in headcount because of the acquisition of Sage, higher marketing expense related to ONAPGO, which was launched in second quarter of 2025, and the Company's share of commercial expenses from the collaboration arrangement with Biogen in 2025.

General and administrative expenses increased from $94.3 million in 2024 to $196.9 million in 2025. The increase was primarily due to the acquisition-related costs associated with the acquisition of Sage in July 2025. The one-time acquisition-related costs consist primarily of transaction costs of $10.0 million, post-combination employee-related expenses of $38.3 million, and post-combination share-based compensation expense of $25.0 million associated with the acceleration of the vesting of certain Sage's equity awards under the terms of the Merger Agreement and change in value of contingent value rights of the portion of potential CVR payments to former Sage employees which are considered probable under the employee compensation accounting model as of the fourth quarter of 2025.
Amortization of Intangible Assets
The following table provides information regarding the amortization expense for intangible assets during the periods indicated (dollars in thousands):

	Year Ended December 31,		Change
	2025	2024	Amount	Percent
Amortization of intangible assets	$89,456	$77,977	$11,479	15%
Amortization of intangible assets increased from $78.0 million in 2024 to $89.5 million in 2025. The increase is primarily due to ONAPGO and ZURZUVAE intangible assets amortization expense in 2025 offset by amortization expense in 2024 for Oxtellar XR and Namzaric intangible assets, which were fully amortized in 2024. Prior to the FDA approval of ONAPGO in February 2024, ONAPGO was previously accounted for as an indefinite-lived intangible asset not subject to amortization. ZURZUVAE intangible asset was acquired as part of the Sage Acquisition in July 2025.
Contingent Consideration Loss (Gain)
The following table provides information regarding the Contingent consideration loss (gain) during the periods indicated (dollars in thousands):

	Year Ended December 31,		Change
	2025	2024	Amount	Percent
Contingent consideration loss (gain)	$25,419	$(6,110)	$31,529	(516)%
Contingent consideration was a loss of $25.4 million for the year ended December 31, 2025, and a gain of $6.1 million for the year ended December 31, 2024, respectively. The change was primarily due to an increase in fair value of the Sage contingent consideration associated with the regulatory and commercial milestone with the approval of ZURZUVAE for the treatment of MDD in Japan in December 2025, and the accretion of the USWM contingent consideration liabilities to the full milestone payment amounts with the approval of ONAPGO by the FDA in February 2025.

Other Income (Expense)
The following table provides the components of other income (expense) during the years indicated (dollars in thousands):

	Year Ended December 31,		Change
	2025	2024	Amount	Percent
Interest and other income, net	$13,253	$16,204	$(2,951)	(18)%
Total	$13,253	$16,204	$(2,951)	(18)%
Interest and other income, net decreased to $13.3 million in 2025 from $16.2 million in 2024. The decrease was due to lower interest income on marketable securities largely driven by sale of marketable securities holdings of which the proceeds were used to partially fund the Sage Acquisition in July 2025.

Income Tax Expense (Benefit)
The following table provides information regarding our income tax expense (benefit) during the periods indicated (dollars in thousands):

	Year Ended December 31,		Change
	2025	2024	Dollar	Percent
Income tax expense (benefit)	$(10,480)	$24,005	$(34,485)	(144)%
Effective tax rate	21%	25%

Income tax expense (benefit) was a benefit of $10.5 million and expense of $24.0 million for the years ended December 31, 2025 and December 31, 2024, respectively. The 2025 income tax benefit is primarily driven by pre-tax book loss as compared to prior year. The effective tax rate is impacted by the favorable effect of state taxes and the research and development credit, which is offset by the effect of expenses related to current and prior year transactions that are not deductible for tax purposes. Included within transaction costs are payments to former employees of Sage which are not deductible for tax purposes.
Net Earnings (Loss)
The following table provides information regarding our Net earnings (loss) during the periods indicated (dollars in thousands):

	Year Ended December 31,		Change
	2025	2024	Amount	Percent
Net earnings (loss)	$(38,550)	$73,865	$(112,415)	(152)%
The decrease in Net earnings (loss) was primarily due to higher amortization of intangible assets, higher selling, general, and administrative expenses, and higher contingent consideration loss as a result of the acquisition of Sage in 2025, offset by higher revenues.
Financial Condition, Liquidity and Capital Resources
Summary of Cash Flows
The following table summarizes the major sources and uses of cash for the periods set forth below (dollars in thousands):

	Year Ended December 31,		Change
	2025	2024	Amount
Net cash provided by (used in):
Operating activities	$47,331	$171,951	$(124,620)
Investing activities	4,106	(189,867)	193,973
Financing activities	9,130	12,193	(3,063)
Net change in cash, cash equivalents, and restricted cash	$60,567	$(5,723)	$66,290
Operating Activities
Net cash provided by operating activities was $47.3 million in 2025 compared to $172.0 million in 2024. The decrease in cash flows provided by operating activities was primarily due to the decrease in net earnings for the year ended December 31, 2025 as well as changes in working capital. The Company reported a net loss of $38.6 million and net earnings of $73.9 million for the years ended December 31, 2025 and December 31, 2024, respectively. The decline in earnings is principally due to higher costs and expense in 2025 primarily due to the Sage Acquisition in July 2025. The Company recorded $72.9 million acquisition-related costs in 2025.
Investing Activities
Net cash provided by investing activities was $4.1 million in 2025 compared to $189.9 million used in investing activities in 2024. The change was primarily due to the following:

•Net cash inflows from marketable securities activity were higher in 2025 compared to the same period in 2024 due to maturities of the marketable securities, whereby the proceeds were used to fund the Sage Acquisition in 2025 offset by
•Cash outflows related to the Sage Acquisition in 2025 (net of cash acquired) of $293.1 million.
Net cash used in investing activities in 2024 was primarily due to purchases of marketable securities, partially offset by higher cash inflows from the maturities of marketable securities.
Financing Activities
Net cash provided by financing activities was $9.1 million in 2025 compared to $12.2 million provided in the same period in 2024. The change was primarily due to the payment of the USWM contingent consideration milestones, offset by higher proceeds from the issuances of common stock in 2025 due to exercising of stock options.
Cash, Cash Equivalents, Marketable Securities, and Restricted Cash
Cash and cash equivalents, marketable securities, and restricted cash are comprised of the following (dollars in thousands):

	December 31, 2025	December 31, 2024
Cash and cash equivalents	$128,448	$69,331
Marketable securities	180,222	384,281
Restricted cash	1,450	—
Total	$310,120	$453,612
We have financed our operations primarily with cash generated from product sales, supplemented by revenues from royalty and licensing arrangements, as well as proceeds from the sale of equity and debt securities. Continued cash generation is highly dependent on the success of our commercial products, as well as the success of our product candidates if approved by the FDA. While we expect continued profitability in future years, we anticipate there may be significant variability from year to year in the level of our profits particularly due to continued market and payor pressures for our commercial products; the unfavorable impact of the loss of patent exclusivity for Trokendi XR in January 2023 and Oxtellar XR in September 2024; the potential unfavorable impact of the forthcoming loss of exclusivity of XADAGO; funding for research and development of our product candidates; the additional funding for the launch of ONAPGO, which was approved by the FDA in February 2025 and launched in April 2025, and the additional funding for the marketing of ZURZUVAE which was acquired as part of the Sage Acquisition in July 2025. Our marketable securities were lower in 2025 than during 2024 as a portion of the marketable securities we held were sold to fund the Sage Acquisition.
The Company believes its balances of cash, cash equivalents and unrestricted marketable securities, which totaled $308.7 million as of December 31, 2025, along with cash generated from ongoing operations and continued access to debt markets, will be sufficient to satisfy its cash requirements over the next twelve months and beyond.
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
Leases
Our operating lease commitments include leases of fleet vehicles, leases of certain facilities, including the lease of the current headquarters office and laboratory space. As of December 31, 2025, we have fixed lease payment obligations of $47.0 million, with $12.4 million payable within twelve months. Refer to Note 13, Leases in the Notes to the Consolidated Financial Statements in Part II, Item 8 of this report.
Manufacturing Purchase Obligations
In October 2021, we entered into an amendment to the Merz Agreement which increased the price of the annual purchase commitment of MYOBLOC from €3.0 million to approximately €3.9 million. An amendment to the contract manufacturing agreement with Merz was executed in July 2025. Amendments to the contract manufacturing agreement in July 2025 included, among other things, the removal of the annual minimum purchase requirement of MYOBLOC, and the Company's agreement to pay a nonrefundable annual fee of €3.0 million to cover general maintenance and reservation costs for the manufacturing facilities. For further discussion on the embedded operating lease related to the Merz Agreement, refer to Note 13, Leases in the Notes to the Consolidated Financial Statements in Part II, Item 8 of this report.
Milestone Payment Obligations from Acquisitions
As of December 31, 2025, no amounts are due from the contingent consideration milestone payable related to the Adamas Acquisition. As of December 31, 2024, there was one remaining outstanding milestone, Milestone 2025. Milestone 2025 (subject to certain terms and conditions and may only be achieved once) is payable upon the first occurrence of the achievement of aggregate worldwide net sales of GOCOVRI in excess of $225 million during any consecutive twelve-month period ending on or before December 31, 2025. At December 31, 2025, Milestone 2025 was not met in 2025 and therefore is no longer outstanding nor payable.
We also had contingent consideration milestones payable related to the USWM Acquisition. At December 31, 2024, there were two remaining outstanding milestones, one related to the approval of ONAPGO and the other related to the commercial launch of ONAPGO. Both milestones were met in 2025 and the liability was accreted to the milestone amounts due resulting in the recognition of $7.7 million change in fair value of contingent consideration during 2025. In February 2025, the Company paid the $25 million milestone related to the FDA's approval of ONAPGO in February 2025. ONAPGO was launched in April 2025 and the $30 million milestone payment related to the commercial launch of ONAPGO, subject to certain holdbacks as permitted under the Sale and Purchase Agreement Relating to USWM Enterprises, LLC, dated April 28, 2020, by and between US WorldMeds Partners, LLC and Supernus Pharmaceuticals, Inc., (USWM Sale and Purchase Agreement) became due and payable. Of the $30 million, the Company paid $2.3 million in the second quarter of 2025 and the remaining amount held was reclassified to Other current liabilities in the consolidated balance sheet as the milestone had been met but payment remains subject to certain holdbacks permitted under the USWM Sale and Purchase Agreement. The Company paid $1.9 million of the principal amount held back in the third quarter of 2025. The outstanding liability as of December 31, 2025 is $26.6 million, which included the principal amount held back and the interest. During the third quarter of 2025, USWorldsMeds Partners, LLC filed a complaint in the Superior Court of the State of Delaware seeking payment for the withheld amount, plus interest, attorney's fees and costs. See Part I Item 3 Legal Proceedings for further information on this matter.
The Company has contingent consideration milestones payable related to the Sage Acquisition. As of December 31, 2025, all milestone payments remain outstanding and payable upon achievement. Subject to the terms of the Sage CVR Agreement, $1.00 per share (equal to aggregate of $66.9 million) would be payable if in any calendar year between closing and end of 2027, annual net sales (as defined in the Sage CVR Agreement) of ZURZUVAE allocable to Supernus or any of its affiliates reach $250 million or more in the U.S., $1.00 per share (equal to aggregate of $66.9 million) would be payable if in any calendar year between closing and end of 2028, annual net sales (as defined in the Sage CVR Agreement) of ZURZUVAE allocable to Supernus or any of its affiliates reach $300 million or more in the U.S., (3) $1.00 per share (equal to aggregate of $66.9 million) would be payable if in any calendar year between closing and end of 2030, annual net sales (as defined in the Sage CVR Agreement) of ZURZUVAE allocable to Supernus or any of its affiliates reach $375 million or more in the U.S., and (4) $0.50 per share (equal to aggregate of $33.4 million) per share would be payable upon the first commercial sale in Japan to a third-party customer after regulatory approval for ZURZUVAE for the treatment of major depressive disorder (MDD) in Japan by June 30, 2026. As of December 31, 2025, the possible outcomes for the contingent consideration range, on an undiscounted basis, range from $0 to $234 million.
Further, with the Sage Acquisition in the third quarter of 2025, our investment balance decreased as marketable securities were sold to fund the acquisition of Sage. Refer to Part II, Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations and Management's discussion on Financial Condition, Liquidity and Capital Resources of this Annual Report on Form 10-K for the period ended December 31, 2025, and Note 1, Business Organization, in the Notes to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report.

In January 2026, the Company entered into an agreement with former Biscayne security holders wherein the Company will pay $10.0 million on June 30, 2026 for settlement of certain developmental milestones under the merger agreement entered into in 2018.
Biogen Collaboration Obligations
Pursuant to the Biogen Collaboration Agreement, we are jointly commercializing ZURZUVAE in the United States with Biogen. We have a contractual obligation to share equally in all operating profits and losses arising from the sales of ZURZUVAE in the U.S. Consequently, we are required to fund 50% of the development and commercialization expenses incurred for the U.S. market, including 50% of the costs associated with non-discretionary FDA post-marketing requirements, such as required studies in adolescent populations. To the extent that shared commercialization and development expenses exceed net revenues in any given period, we are obligated to make cash payments to fund our share of the operating loss.
While Biogen records net product sales for ZURZUVAE in the U.S., the collaboration necessitates a periodic reconciliation process to ensure the equal sharing of economics, which results in net expense reimbursement payments between the parties. We may incur obligations to reimburse Biogen for our share of selling, general, and administrative expenses, and research and development expenses, in each case, when Biogen’s incurred costs exceed ours.

We are also currently responsible for the manufacturing supply chain for the collaboration. This requires us to finance the costs of manufacturing active pharmaceutical ingredients (API) and bulk drug product for commercialization in territories outside of the United States other than Japan, the Republic of Korea and Taiwan (the Biogen Territory). While Biogen is obligated to reimburse us for the costs of supply related to marketing and sales in the Biogen Territory, we are required to fund the initial cash payments to third-party contract manufacturing organizations prior to receiving reimbursement from Biogen. These manufacturing activities result in working capital requirements that fluctuate based, in part, on Biogen’s long-term demand forecasts for sales in the Biogen Territory and will continue until such time as Biogen assumes manufacturing responsibilities for the Biogen Territory as permitted under the agreement.
Navitor Development Agreement
We have obligations from the Development Agreement with Navitor Inc. we entered into in April 2020. The Company can terminate the Development Agreement upon 30 days' notice. Under the terms of the Development Agreement, the Company and Navitor Inc. will jointly conduct a Phase 2 clinical program for NV-5138 (SPN-820) for treatment-resistant depression. The Company will bear all of Phase 1 and Phase 2 development costs incurred by either party, up to a maximum of $50 million. There are certain additional payments which could be incurred by the Company that are contingent upon Navitor Inc. achieving defined milestones. These milestone payments include an additional license or acquisition fee depending on whether the Company ultimately licenses or acquires NV-5138, and subsequent clinical, regulatory and sales milestone payments. The Company has an option to acquire or license NV-5138 (SPN-820), for which additional payments would be required. In the second quarter of 2024, the Company consented to payment of additional Phase II development costs for NV-5138 (SPN-820) as they are incurred, but reserves the right to terminate payment of future development costs at its discretion. On May 5, 2025, the Company entered into a binding memorandum of understanding (MOU) with Navitor Inc. Under the MOU, the Company agreed to conduct further development activities at its own cost and Navitor Inc. agreed to waive its right to receive the $100 million Initial Acquisition Fee under the Development Agreement. In addition, pursuant to the MOU the Company exercised the Purchase Option to purchase all assets of Navitor and its affiliates pursuant to the Development Agreement, subject to, among other things, completion of satisfactory due diligence by the Company, and negotiation and execution of a definitive Purchase Agreement. On June 24, 2025, October 31, 2025 and December 22, 2025, the Company amended the MOU with Navitor to extend the negotiation period.
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
•liabilities related to uncertain tax positions. Due to uncertainties in the timing of potential tax audits, the timing and the amounts associated with the resolution of these positions is uncertain. As such, we are unable to make a reasonably reliable estimate regarding the timing of payments beyond twelve months.
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
ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
The primary objective of our investment activities is to preserve our capital to fund operations and to facilitate business development activities. We also seek to maximize income from our investments without assuming significant interest rate risk, liquidity risk, or risk of default by investing in investment grade securities with maturities of four years or less. Our exposure to market risk is confined to investments in cash and cash equivalents, and marketable securities. As of December 31, 2025, we had unrestricted cash and cash equivalents and marketable securities of $308.7 million.
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
We may contract with clinical research organizations (CROs) and investigational sites globally. Currently, we have ongoing clinical trials being conducted outside the U.S. We do not hedge our foreign currency exchange rate risk. Transactions denominated in currencies other than the U.S. dollar are recorded based on exchange rates at the time such transactions arise. As of December 31, 2025, and December 31, 2024, substantially all of our liabilities were denominated in the U.S. dollar.
Inflation generally affects us by increasing our cost of labor and the cost of services provided by our vendors. We do not believe that inflation and changing prices over the years ended December 31, 2025, and 2024 had a significant impact on our consolidated results of operations. While we expect significant year-to-year variability in labor and vendor service costs due to uncontrollable inflation factors like natural disasters, geopolitical conflicts, and government regulations, we strive to mitigate future price risks. We do this by forming strong partnerships with key suppliers and our CMOs, and by directly managing the procurement and supply levels of key raw materials for our commercial products. However, these efforts may not fully protect us from cost increases, which could adversely impact our profitability.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
Supernus Pharmaceuticals, Inc.
Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Supernus Pharmaceuticals, Inc.:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Supernus Pharmaceuticals, Inc. and subsidiaries (the Company) as of December 31, 2025 and 2024, the related consolidated statements of earnings (loss), comprehensive earnings (loss), changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 2, 2026 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.
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
Accrued sales deductions related to product returns
As disclosed in Notes 2 and 16 to the consolidated financial statements, the Company recorded accrued product returns of $37,800 (dollars in thousands) as of December 31, 2025. The related provision for product returns is reflected as a reduction of gross product sales, and is recorded at the time of sale when the customer takes title to the product. Sale of the Company’s products are not subject to a general right of return; however, the Company will accept return of expired product six months prior to and up to 12 months subsequent to the product’s expiry date for certain products. The Company's products have a shelf life of up to 48 months from date of manufacture.
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
March 2, 2026

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Supernus Pharmaceuticals, Inc.:

Opinion on Internal Control Over Financial Reporting
We have audited Supernus Pharmaceuticals, Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of earnings (loss), comprehensive earnings (loss), changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes (collectively, the consolidated financial statements), and our report dated March 2, 2026 expressed an unqualified opinion on those consolidated financial statements.
The Company acquired Sage Therapeutics, Inc. during 2025, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025, Sage Therapeutics, Inc.’s internal control over financial reporting associated with 9% of total revenues and 7% of total assets included in the consolidated financial statements of the Company as of and for the year ended December 31, 2025. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of Sage Therapeutics, Inc.
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

/s/ KPMG LLP
Baltimore, Maryland
March 2, 2026

Supernus Pharmaceuticals, Inc.
Consolidated Balance Sheets
(in thousands, except share and per share data)

	December 31, 2025	December 31, 2024
Assets
Current assets
Cash and cash equivalents	$128,448	$69,331
Marketable securities	180,222	384,281
Accounts receivable, net	187,802	142,077
Inventories, net	82,385	54,293
Prepaid expenses and other current assets	65,325	36,088
Total current assets	644,182	686,070
Restricted cash	1,450	—
Property and equipment, net	10,531	11,545
Intangible assets, net	569,456	521,912
Goodwill	124,882	117,019
Deferred income tax assets, net	38,351	—
Other assets	63,796	31,527
Total assets	$1,452,648	$1,368,073

Liabilities and stockholders' equity
Current liabilities
Accounts payable and accrued liabilities	$107,800	$76,352
Accrued product returns and rebates	161,097	168,705
Contingent consideration, current portion	31,052	47,340
Other current liabilities	38,222	—
Total current liabilities	338,171	292,397
Contingent consideration, long-term	206	—
Operating lease liabilities, long-term	30,365	27,382
Deferred income tax liabilities, net	—	4,961
Other liabilities	22,192	7,600
Total liabilities	390,934	332,340

Commitments and contingencies (Note 18)

Stockholders' equity
Common stock, $0.001 par value; 130,000,000 shares authorized; 57,457,462 and 55,743,095 shares issued and outstanding as of December 31, 2025 and December 31, 2024, respectively	57	56
Additional paid-in capital	543,825	479,440
Accumulated other comprehensive loss, net of tax	(44)	(189)
Retained earnings	517,876	556,426
Total stockholders' equity	1,061,714	1,035,733
Total liabilities and stockholders' equity	$1,452,648	$1,368,073

See accompanying notes.

Supernus Pharmaceuticals, Inc.
Consolidated Statements of Earnings (Loss)
(in thousands, except share and per share data)

	Year Ended December 31,
	2025	2024	2023
Revenues
Net product sales	$626,536	$637,696	$573,933
Collaboration revenue (ZURZUVAE)	52,996	—	—
Royalty, licensing, and other revenues	39,420	24,121	33,588
Total revenues	718,952	661,817	607,521

Costs and expenses
Cost of revenues(a)	74,562	77,906	83,779
Research and development	106,235	108,796	91,593
Selling, general and administrative	485,563	321,582	336,361
Amortization of intangible assets	89,456	77,977	82,385
Intangible asset impairment charges	—	—	20,189
Contingent consideration loss (gain)	25,419	(6,110)	(1,517)
Total costs and expenses	781,235	580,151	612,790

Operating earnings (loss)	(62,283)	81,666	(5,269)

Other income (expense)
Interest and other income, net	13,253	16,204	10,453
Interest expense	—	—	(2,415)
Total other income (expense), net	13,253	16,204	8,038

Earnings (loss) before income taxes	(49,030)	97,870	2,769

Income tax expense (benefit)	(10,480)	24,005	1,453
Net earnings (loss)	$(38,550)	$73,865	$1,316

Earnings (Loss) per share
Basic	$(0.68)	$1.34	$0.02
Diluted	$(0.68)	$1.32	$0.02

Weighted average shares outstanding
Basic	56,451,136	55,100,063	54,536,281
Diluted	56,451,136	55,958,537	55,506,828

(a) Excludes amortization of intangible assets.

See accompanying notes.

Supernus Pharmaceuticals, Inc.
Consolidated Statements of Comprehensive Earnings (Loss)
(in thousands)

	Year Ended December 31,
	2025	2024	2023
Net earnings (loss)	$(38,550)	$73,865	$1,316
Other comprehensive gain (loss)
Unrealized gain (loss) on marketable securities, net of tax	145	404	2,617
Other comprehensive gain (loss)	145	404	2,617
Comprehensive earnings (loss)	$(38,405)	$74,269	$3,933

See accompanying notes.

Supernus Pharmaceuticals, Inc.
Consolidated Statements of Changes in Stockholders' Equity
(in thousands, except share data)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Earnings (Loss)	Retained Earnings	Total Stockholders' Equity
	Shares	Amount
Balance, December 31, 2022	54,253,796	$54	$408,115	$(3,210)	$481,245	$886,204
Share-based compensation expense related to employee stock purchase plan and share-based awards	—	—	26,759	—	—	26,759
Issuance of common stock related to employee stock purchase plan and share-based awards	469,560	1	4,619	—	—	4,620
Net earnings	—	—	—	—	1,316	1,316
Unrealized gain on marketable securities, net of tax	—	—	—	2,617	—	2,617
Balance, December 31, 2023	54,723,356	55	439,493	(593)	482,561	921,516
Share-based compensation expense related to employee stock purchase plan and share-based awards	—	—	27,755	—	—	27,755
Issuance of common stock related to employee stock purchase plan and share-based awards, net of taxes withheld	1,019,739	1	12,192	—	—	12,193
Net earnings	—	—	—	—	73,865	73,865
Unrealized gain on marketable securities, net of tax	—	—	—	404	—	404
Balance, December 31, 2024	55,743,095	56	479,440	(189)	556,426	1,035,733
Share-based compensation expense related to employee stock purchase plan and share-based awards	—	—	31,000	—	—	31,000
Issuance of common stock related to employee stock purchase plan and share-based awards, net of taxes withheld	1,714,367	1	33,385	—	—	33,386
Net loss	—	—	—	—	(38,550)	(38,550)
Unrealized gain on marketable securities, net of tax	—	—	—	145	—	145
Balance, December 31, 2025	57,457,462	$57	$543,825	$(44)	$517,876	$1,061,714

See accompanying notes.

Supernus Pharmaceuticals, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2025	2024	2023
Cash flows from operating activities
Net earnings (loss)	$(38,550)	$73,865	$1,316
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	91,563	80,414	84,859
Intangible asset impairment charges	—	—	20,189
Amortization of deferred financing costs and debt discount	—	—	532
Realized loss (gains) from sales of marketable securities	439	(9)	—
Amortization of premium/discount on marketable securities	(1,529)	1,823	(122)
Change in fair value of contingent consideration	25,419	(6,110)	(1,517)
Share-based compensation expense	33,051	27,755	26,759
Deferred income tax benefit	5,206	(20,136)	(25,714)
Inventory valuation write-down	1,926	8,876	8,023
Payment of contingent consideration	(4,900)	—	—
Noncash lease expense	7,980	5,452	6,503
Other noncash adjustments, net	1,885	2,073	(606)
Changes in operating assets and liabilities:
Accounts receivable	(22,304)	2,078	18,765
Inventories	(7,502)	15,806	6,110
Prepaid expenses and other assets	(13,179)	(19,352)	(334)
Accrued product returns and rebates	(7,608)	14,431	2,609
Accounts payable and other liabilities	(24,566)	(15,015)	(36,287)
Net cash provided by operating activities	47,331	171,951	111,085

Cash flows from investing activities
Acquisition of Sage, net of cash acquired	(293,093)	—	—
Purchases of marketable securities	(475,941)	(688,013)	(101,621)
Maturities of marketable securities	774,478	498,871	370,901
Purchases of property and equipment	(1,338)	(725)	(551)
Net cash provided by (used in) investing activities	4,106	(189,867)	268,729

Cash flows from financing activities
Proceeds from Credit Line	—	—	93,000
Payments on Credit Line	—	—	(93,000)
Payment on convertible notes	—	—	(402,500)
Proceeds from issuance of common stock	37,616	14,908	6,610
Employee taxes paid related to net share settlement of equity awards	(4,229)	(2,715)	(1,990)
Payment of contingent consideration	(24,257)	—	—
Net cash provided by (used in) financing activities	9,130	12,193	(397,880)
Net change in cash, cash equivalents, and restricted cash	60,567	(5,723)	(18,066)
Cash and cash equivalents at beginning of year	69,331	75,054	93,120
Cash, cash equivalents, and restricted cash at end of year	$129,898	$69,331	$75,054

Reconciliation of cash, cash equivalents, and restricted cash reported in the consolidated balance sheets
Cash and cash equivalents	$128,448	$69,331	$75,054
Restricted cash	1,450	—	—
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$129,898	$69,331	$75,054

Supplemental cash flow information
Cash paid for income taxes	$16,051	$53,254	$36,602
Cash paid for interest on debt	$—	$—	$1,946
See accompanying notes.

Supernus Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements
1. Business Organization
Supernus Pharmaceuticals, Inc. (the Company, see Consolidation in Note 2, Summary of Significant Accounting Policies) was incorporated in Delaware and commenced operations in 2005. The Company is a biopharmaceutical company focused on developing and commercializing products for the treatment of central nervous system (CNS) diseases. The Company's diverse neuroscience portfolio includes approved treatments for attention-deficit hyperactivity disorder (ADHD), dyskinesia in Parkinson's Disease (PD) patients receiving levodopa-based therapy, hypomobility in PD, postpartum depression (PPD), epilepsy, migraine, cervical dystonia, and chronic sialorrhea. The Company is developing a broad range of novel product candidates for CNS disorders.
The Company has nine commercial products: Qelbree®, GOCOVRI®, Oxtellar XR®, APOKYN®, Trokendi XR®, XADAGO®, MYOBLOC®, ONAPGOTM, (formerly known as SPN-830), and ZURZUVAE® (see Note 3, Sage Acquisition). In February 2025, the FDA approved ONAPGO (apomorphine hydrochloride) injection as the first and only subcutaneous apomorphine infusion device for the treatment of motor fluctuations in adults with advanced PD. ONAPGO was launched in April 2025. In September 2025, the Federal Drug Administration (FDA) withdrew the New Drug Application (NDA) for OSMOLEX ER.
Acquisition of Sage Therapeutics, Inc. and Reorganization
On June 13, 2025, the Company entered into an Agreement and Plan of Merger (Merger Agreement) to acquire Sage Therapeutics, Inc. (Sage). The acquisition closed on July 31, 2025.
Sage was a pharmaceutical company with a portfolio of product candidates to address a range of neurological diseases and a commercial product to treat PPD. Sage's commercialized product, ZURZUVAE® (zuranolone) capsules, is the first and only FDA-approved oral medicine indicated for the treatment of postpartum depression in adults. As of July 31, 2025, Sage became a wholly-owned subsidiary of the Company. With the acquisition of Sage, the Company acquired the rights to further develop and market ZURZUVAE. Through a collaboration agreement with Biogen MA Inc. (BIMA) and Biogen International GmbH (together with BIMA, Biogen), the Company reports collaboration revenue that is 50% of total net revenue recorded by Biogen for ZURZUVAE in the United States (U.S.). See Note 3, Sage Acquisition, for further details on the acquisition and Note 15, Collaboration Agreements, for further details on the collaboration agreement with Biogen.
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
Any unrealized holding gains or losses on debt securities, including their tax effect, are reported as components of Other comprehensive gain (loss) in the consolidated statement of comprehensive earnings (loss). Realized gains and losses, included in Interest and other income, net in the consolidated statement of earnings (loss), are determined using the specific identification method for determining the cost of securities sold.
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
The following table shows the percentage of the Company's sales made to customers representing more than 10% of the Company's total gross product sales, and the percentage of the Company's accounts receivables, net from each:

	Percentage of Gross Product Sales			Percentage of Accounts Receivable, net
	2025	2024	2023	2025	2024
Customer A	27%	28%	28%	35%	40%
Customer B	24%	24%	23%	30%	28%
Customer C	25%	25%	25%	17%	16%
Customer D	14%	13%	12%	9%	8%
	90%	90%	88%	91%	92%
Refer to Note 4, Disaggregated Revenues, for the concentration of net product sales.
Inventories
Inventories are recorded at the lower of cost or net realizable value, and include materials, labor, direct costs and indirect costs. These are valued using the first-in, first-out method. Prior to the initial date that regulatory approval is received for a product candidate of the Company, costs related to the production of inventory are recorded as research and development expense on the Company’s consolidated statements of earnings (loss) in the period incurred. Raw and intermediate materials that may be utilized for either research and development or commercial purposes, after approval of the product by the FDA, are classified as inventory. Amounts in inventory that are used for research and development purposes are charged to research and development expense when the product enters the research and development process and can no longer be used for commercial purposes and, therefore, does not have an “alternative future use” as defined in authoritative guidance. The Company has acquired inventory from the Sage Acquisition, and recorded a corresponding liability related to this inventory, which represents the consideration paid by a customer to the Company for inventory cost as part of the Collaboration Agreement.
The Company periodically reviews inventory and records write-downs for any excess, expired and obsolete inventory, and for inventory that has a cost basis in excess of its expected net realizable value based on estimates of product demand, production requirements, market conditions, regulatory requirements and spoilage. The write-down to net realizable value is recorded in the period in which impairment is identified and is recorded as a component of Cost of revenues in the consolidated statement of earnings (loss).
The Company expects to use the inventory that is classified within current assets on its consolidated balance sheet over its operating cycle. Inventory that is not expected to be used over the Company’s operating cycle is classified as a non-current asset and is included in Other assets in the consolidated balance sheet.

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
Intangible Assets
Intangible assets consist of definite-lived intangible assets, including: acquired developed technology and product rights intangible, and patent defense costs. They also consist of indefinite-lived intangible assets, such as acquired in-process research and development (IPR&D) and goodwill.
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
The Company evaluates goodwill for possible impairment at least annually (during the fourth quarter of each fiscal year), or more often, if and when events and circumstances indicate that goodwill may be impaired. The annual evaluation is generally

Supernus Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

based on an assessment of qualitative factors to determine whether it is more likely than not that the fair value of the asset is less than its carrying amount. This includes but is not limited to, significant adverse changes in the business climate, market conditions, or other events that indicate that it is more likely than not that the fair value of the reporting unit is less than its carrying value. If the Company is unable to conclude whether the goodwill is not impaired after considering the totality of events and circumstances during its qualitative assessment, the Company performs a quantitative assessment by estimating the fair value of the reporting unit and comparing the fair value to the carrying amount. Evaluating for impairment requires judgment, including identifying reporting units and estimating future cash flows. The Company estimates the fair values of its reporting unit using discounted cash flow models or other valuation models, such as comparative transactions or market multiples. If the carrying amount of the reporting unit exceeds its fair value, the Company writes down the goodwill to the estimated fair value, and an impairment loss equal to the difference is recognized in the consolidated statement of earnings (loss) in the period at which such determination is made.
Revenue Recognition
The Company determines revenue recognition for its contractual arrangements with customers based on the following five steps: (1) identify each contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when (or as) the Company satisfies the relevant performance obligation. The Company only applies the five-step model to contracts when it is probable that the Company will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. The Company recognizes revenue in an amount that reflects the consideration the Company expects to receive in exchange for those goods or services. The Company does not adjust revenue for any financing effects in transactions where the Company expects the period between the transfer of the goods or services and collection to be less than one year.
The Company has no contract assets as of December 31, 2025 or 2024. The Company has $3.1 million of contract liabilities as of December 31, 2025, and no contract liabilities as of December 31, 2024.
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
The Company recognizes revenue from product sales in an amount that reflects the consideration the Company expects to ultimately receive in exchange for those goods. Product sales are recorded net of various forms of variable consideration, including: provision for estimated rebates; provision for estimated future product returns; and an estimated provision for discounts. These are collectively considered sales deductions. Sales deductions are based on estimates of the amounts earned or to be claimed on the related sales. These amounts are treated as variable consideration, estimated and recognized as a reduction of the transaction price at the time of sale using the most likely value method. The Company includes these estimated amounts in the transaction price to the extent it is probable that a significant reversal will not occur.
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
•Rebates - Rebates are discounts which the Company pays under either public sector or private sector health care programs. Rebates paid under public sector programs are generally mandated under law, whereas private sector rebates are generally contractually negotiated by the Company with managed care providers. Both types of rebates vary over time. Rebates are owed when the Company's customer dispenses the Company's product to a patient; i.e., filling a prescription. For each of its products, the Company bases its estimates of expected rebate claims on multiple factors, including: historical levels of deductions; contractual terms with managed care providers; actual and anticipated changes in product price; prospective changes in managed care fee for service contracts; prospective changes in co-payment assistance programs; and anticipated changes in program utilization rates; i.e., patient participation rates under each specific program. The Company records an estimated liability for rebates at the time the customer takes title to the product (i.e., at the time of sale to wholesalers/distributors). This liability is recorded as a reduction to gross product sales, and an increase in Accrued product returns and rebates. The liability is recorded as a component of current liabilities on the consolidated balance sheets.
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
Royalty, Licensing, Collaboration, and Other Revenues
Royalty Revenues
Royalty revenues include cash royalty amounts received from third parties pursuant to settlement agreements and agreements with collaboration partners for the right to use the Company's intellectual property as a functional license. These agreements may include sales-based royalties on the licensed intellectual property to which the royalties relate and milestone payments based on the level of sales (collectively, sales-based royalties). For arrangements that include sales-based royalties and the license is deemed to be the predominant item to which the royalties relate, the Company recognizes revenue at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied). If it is probable that a significant revenue reversal will not occur, the Company will estimate the royalty revenues using the most likely amount method. Certain of the Company’s royalty revenues are recognized by the Company based on information supplied to the Company by its licensees and require estimates to be made. Sales-based royalties are recorded based on estimated net sales of the underlying product. Differences between actual royalty revenues and estimated royalty revenues are reconciled and adjusted for in the period in which they become known, which is generally within the following quarter. The difference between the Company’s actual and estimated royalty revenues has not been material to date.

Supernus Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

Historically, royalty revenues also included noncash royalty revenues for amounts earned pursuant to its royalty agreement with United Therapeutics Corporation (United Therapeutics) and was based on estimated product sales of Orenitram by United Therapeutics. During the second quarter of 2023, full ownership of the royalty rights has reverted back to the Company as the cumulative payment threshold has been reached (see Note 4, Disaggregated Revenues).
There are no guaranteed amounts owed to the Company related to any of these royalty revenue agreements.
License Revenues
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
Collaborative Arrangements
At contract inception, the Company analyzes its collaboration arrangements to assess whether they are within the scope of Accounting Standards Codification Topic 808, Collaborative Arrangements (ASC 808) to determine whether such arrangements involve joint operating activities performed by parties that are both active participants in the activities and exposed to significant risks and rewards dependent on the commercial success of such activities. This assessment is performed throughout the life of the arrangement based on changes in the responsibilities of all parties in the arrangement. For collaboration arrangements within the scope of ASC 808 that contain multiple elements, the Company first determines which elements of the collaboration are deemed to be within the scope of ASC 808 and those that are more reflective of a vendor-customer relationship and therefore within the scope of Accounting Standards Codification Topic 606, Revenue from Contract with Customers, (ASC 606). For elements of collaboration arrangements that are accounted for pursuant to ASC 808, an appropriate recognition method

Supernus Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

is determined and applied consistently, either by analogy to authoritative accounting literature or by applying a reasonable and rational policy election.
For those elements of the arrangement that are accounted for pursuant to ASC 606, the Company performs the five-step model under ASC 606 as noted above to determine the appropriate amount of revenue to be recognized as it fulfills its obligations under each of its agreements and presents the arrangement as Royalty, licensing and other revenue or Collaboration revenue (ZURZUVAE) in the consolidated statements of earnings (loss).
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
The Company also identified the following promises in the Biogen Collaboration Agreement that were evaluated under the scope of ASC 606: delivery of (i) a co-exclusive license for SAGE-217 products in the U.S.; (ii) an exclusive license for SAGE-217 products outside of the United States other than Japan, the Republic of Korea, and Taiwan (Biogen Territory); (iii) commercial manufacturing supply of active pharmaceutical ingredient (API) and bulk drug product for SAGE-217 products in the Biogen Territory, and (iv) commercial manufacturing supply of API and bulk drug product for SAGE-217 in the U.S.

The Company also evaluated whether certain options outlined within the Biogen Collaboration Agreement represented material rights that would give rise to a performance obligation and concluded that none of the options convey a material right to Biogen and therefore are not considered separate performance obligations within the Biogen Collaboration Agreement.

The Company assessed the above promises at contract inception and determined that the co-exclusive license for SAGE-217 products in the U.S. is reflective of a vendor-customer relationship and therefore represent performance obligations within the scope of ASC 606. The co-exclusive license for SAGE-217 products in the U.S. is considered functional intellectual property and distinct from other promises under the contract. The exclusive license for SAGE-217 products in the Biogen Territory is considered a functional license that is distinct in the context of the Biogen Collaboration Agreement as Biogen can benefit from the license on its own or together with other readily available resources. As the co-exclusive license in the U.S. and the exclusive license in the Biogen Territory are delivered at the same time, they are considered one performance obligation at contract inception. The commercial manufacturing supply of API and bulk drug product for SAGE-217 products for the Biogen Territory, as well as in the U.S., are considered distinct in the context of the Biogen Collaboration Agreement as Biogen can benefit from the manufacturing services together with the licenses transferred by the Company at the inception of the Biogen Collaboration Agreement. Therefore, each represents a separate performance obligation within a contract with a customer under the scope of ASC 606 at contract inception and is recorded in Royalty, licensing, and other revenues.
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

The Company determined that the performance obligations in the Shionogi Collaboration Agreement included the license to zuranolone and the supply of certain materials during the clinical development phase, which includes the supply of API. The performance obligation related to the license to zuranolone was determined to be distinct from other performance obligations and therefore was a separate performance obligation for which control was transferred upon signing, and is recorded in Royalty, licensing, and other revenues. The obligation to provide certain clinical materials, including API for use during the development period, was determined to be a separate performance obligation, and is recorded in Royalty, licensing, and other revenues.

For additional information on the collaboration agreements with Biogen and Shionogi, as well as the Company's other collaboration arrangements, refer to Note 15, Collaboration Agreements.
Cost of Revenues
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
Research and Development Expenses
Research and development expenditures are expensed as incurred. These expenses include: employee salaries, benefits, and share-based compensation; cost of contract research and development services provided by third parties; costs for preclinical and clinical studies; cost of acquiring or manufacturing clinical trial materials; regulatory costs; research facilities costs; depreciation expense and allocated occupancy expenses; and license fees and milestone payments related to in-licensed products and technologies. Acquired IPR&D assets that are used for research and development and have no future alternative use are expensed as incurred in research and development.
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
If the actual timing of the performance of services or the level of effort varies from its estimate, the Company adjusts its accrued expenses, or its deferred advance payments, accordingly. If the Company subsequently determines that it no longer expects the services associated with a nonrefundable advance payment to be rendered, the remaining portion of that advance payment is charged to expense in the period in which such determination is made.

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

Supernus Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

Leases
The Company determines if an arrangement is a lease considering whether there is an identified asset, and the contract conveys the right to control its use. Leases with an initial term of twelve months or less are not recorded on the balance sheet. Right-of-use (ROU) assets and lease liabilities are recognized at the commencement date based on the present value of remaining lease payments over the lease term. For this purpose, the Company considers only payments that are fixed and determinable at the time of commencement. The Company calculates the present value of future payments by using an estimated incremental borrowing rate, which approximates the rate at which the Company would borrow, on a secured basis and over a similar term. This rate is estimated based on information available at the commencement date of the lease and may differ for individual leases or portfolios of leased assets. Additionally, for certain equipment leases, the Company applies a portfolio approach to effectively account for the operating lease ROU assets and lease liabilities.
Lease expense for operating leases is recognized on a straight-line basis over the expected lease term and recognized as an operating cost.
Some of the Company's leases include options to terminate prior to the end of the lease term or to extend the lease for one or more years. These options are included in the lease term when it is reasonably certain that the option will be exercised.
The Company's lease agreements may contain variable costs such as common area maintenance, insurance, real estate taxes, or other costs. Variable lease costs are expensed as incurred on the consolidated statements of earnings (loss). The Company's lease agreements generally do not contain any material residual value guarantees or material restrictive covenants.
Advertising Expense
Advertising expense includes the cost of promotional materials and activities, such as print materials and digital marketing, marketing programs and speaker programs. The cost of the Company's advertising efforts are expensed as incurred.
The Company incurred approximately $96.1 million, $88.5 million, and $99.7 million in advertising expense for the years ended December 31, 2025, 2024, and 2023, respectively. These expenses are recorded as a component of Selling, general and administrative expenses in the consolidated statements of earnings (loss).
Insurance Recoveries
The Company has several policies with third-party insurers that provide for the recovery of certain costs incurred by the Company. The Company records its rights to insurance recoveries as a receivable when the respective costs are reimbursable under applicable insurance policies, it is probable that such costs will be reimbursed, and reimbursement can be reasonably estimated. As such, the Company estimates the percentage of costs that will be reimbursed by the insurance provider to determine the amount to record for the insurance recovery receivable.
Insurance recoveries recognized in fiscal year 2025 and 2024 were recorded as a reduction to Selling, general and administrative expenses. The Company recorded approximately $10.3 million and $14.2 million of insurance recoveries during the years ended December 31, 2025 and 2024, respectively. There were no insurance recoveries during the year ended December 31, 2023. Insurance recovery receivable was $1.8 million and $4.0 million as of December 31, 2025 and December 31, 2024, respectively.
Interest Expense
Interest expense included the amortization of deferred financing costs and debt discount incurred by the Company in connection with the issuance of $402.5 million of 0.625% Convertible Senior Notes which were due and paid in 2023 (see Note 17, Interest Expense). The Company amortized deferred financing costs and debt discounts over the term of the debt, using the effective interest method. Interest expense also includes stated interest in connection with the Company's debt instruments.

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
Recently Issued Accounting Pronouncements
Accounting Pronouncements Adopted
ASU 2023-09, Improvements to Income Tax Disclosures (Topic 740) - On December 14, 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2023-09, Improvements to Income Tax Disclosures (ASU 2023-09). ASU 2023-09 amends ASC 740, Income Taxes, to expand income tax disclosures and requires that the Company disclose (i) the income tax rate reconciliation using both percentages and reporting currency amounts; (ii) specific categories within the income tax rate reconciliation; (iii) additional information for reconciling items that meet a quantitative threshold; (iv) the composition of state and local income taxes by jurisdiction; (v) pretax income (loss) from continuing operations disaggregated by jurisdiction and (vi) the amount of income taxes paid disaggregated by jurisdiction. The Company adopted ASU 2023-09 for the year ended December 31, 2025, on a prospective basis. See Note 12, Income Tax Expense (Benefit).
Accounting Pronouncements Not Yet Adopted
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
ASU 2025-06, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40) - Targeted Improvements to the Accounting for Internal-Use Software (Topic 350) - The new standard, issued in September 2025, modernizes the accounting for internal-use software. ASU 2025-06 removes all references to software development stages and requires capitalization of software costs when management has committed to the software project and it is probable the software will be completed and perform its intended use. The Company plans to adopt the guidance for the fiscal year ending December 31, 2028. The Company is currently evaluating the method of its adoption of ASU 2025-06, and the effects the adoption of this guidance will have on the consolidated financial statements.

Supernus Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

ASU 2025-11, Interim Reporting - Narrow-Scope Improvements (Topic 270) - The new standard, issued in December 2025, clarifies the interim reporting requirements by improving navigability of Topic 270 and more clearly specifies what disclosures are required in an interim reporting period. It is not intended to significantly change interim reporting or expand or reduce interim disclosure requirements. The standard is effective for interim reporting periods in fiscal years beginning after December 15, 2027. Early adoption is permitted. The Company plans to adopt the guidance for the fiscal year ending December 31, 2028. The Company is currently evaluating the effects the adoption of this guidance will have on the consolidated financial statements.
3. Sage Acquisition

On July 31, 2025 (the Sage Closing Date), the Company completed its acquisition of all the outstanding equity of Sage Therapeutics, Inc. pursuant to the Merger Agreement dated June 13, 2025 (the Sage Acquisition). Under the terms of the Merger Agreement, the Company commenced a tender offer to acquire all outstanding shares of Sage, par value $0.0001 per share (the Shares and each, a Share), at an offer price of (i) $8.50 per share in cash, less any applicable withholding taxes and without interest (the Cash Amount; an aggregate of approximately $561 million paid as of the acquisition date), plus (ii) one contingent value right per Share (the CVR; an aggregate of approximately $234 million, subject to the achievement of specific contingencies), which represents the right to receive up to $3.50, which is governed by the terms of a contingent value rights agreement entered into between the Company and CVR agent (the Sage CVR Agreement), in cash, less any applicable withholding taxes and without interest. The transaction provides Supernus with the right to develop and market ZURZUVAE® (zuranolone) capsules, the first and only FDA approved oral medicine indicated for the treatment of adults with postpartum depression, and a late-stage product candidate. For the year ended December 31, 2025, the Company incurred transaction costs of approximately $10.0 million to complete the acquisition, which were included in Selling, general and administrative expense in the consolidated statements of earnings (loss).

Contingent payments of up to $234 million are due to the sellers upon the achievement of certain milestones related to the development and commercial sale of ZURZUVAE. In connection therewith, the Company recorded a contingent consideration liability of $11.4 million as of the date of acquisition to reflect the estimated fair value of the contingent consideration. The estimated fair value of the contingent consideration was determined using a market participant approach with both implied fair value from the stock price combined with a Monte Carlo simulation for the sales-based milestones, and income approach for the other milestones. The key assumptions considered include the estimated amount and timing of projected revenues, probability of milestone achievement, volatility, implied market value at acquisition date, estimated discount rates, and risk-free interest rate. In each reporting period after the acquisition, the Company will revalue the contingent consideration liability and will record increases or decreases in the fair value of the liability in its consolidated statements of earnings (loss). Changes in fair value will result from changes in actual and projected milestone achievement, as well as changes to forecasts. The inputs and assumptions may not be observable in the market, but reflect the assumptions the Company believes would be made by a market participant. The possible outcomes for the contingent consideration range from $0 to $234 million on an undiscounted basis. See Note 7, Contingent Consideration, for further discussion.

In connection with the acquisition, the vesting of certain outstanding Sage stock options, restricted stock units, and performance stock units were accelerated upon closing of the acquisition and replaced with the right to receive one CVR per share. The purchase price for Sage includes $4.1 million related to Sage awards where vesting was accelerated in connection with the acquisition. The Company recognized compensation expense of $25.0 million in the post-combination period for the year ended December 31, 2025 related to awards that were accelerated to vest upon closing of the acquisition and for the portion of potential CVR payments to former Sage employees which are considered probable under the employee compensation accounting model. The Company will continue to evaluate whether the remaining portion of potential CVR payments to former Sage employees are considered probable under the employee compensation accounting model, and will recognize compensation expense if and when they become probable. See Note 10, Share-based Payments, for further discussion.

Supernus Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements (Continued)

3. Sage Acquisition (Continued)

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

The Company's accounting for this acquisition is preliminary, and fair value estimates for the assets acquired and liabilities assumed and the Company's estimates and assumptions are subject to change as the Company obtains additional information for its estimates during the measurement period. During the measurement period, if the Company obtains new information regarding facts and circumstances that existed as of the Sage Closing Date that, if known, would have resulted in revised estimated values of those assets or liabilities, the Company will accordingly revise its estimates of fair values and purchase price allocation. The effect of measurement period adjustments on the estimated fair value elements will be reflected as if the adjustments had been made as of the Sage Closing Date. The impact of all changes that do not qualify as measurement period adjustments will be included in current period earnings.

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

Supernus Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements (Continued)

3. Sage Acquisition (Continued)
The following preliminary purchase price allocation table presents the Company's preliminary estimates of the fair value of assets acquired and liabilities assumed as of the Sage Closing Date and subsequent measurement period adjustments recorded (unaudited, dollars in thousands):

	As Initially Reported	Measurement Period Adjustments (1)	As Adjusted
Cash and cash equivalents	$243,197	$—	$243,197
Marketable securities	93,181	—	93,181
Accounts receivable, net	23,291	—	23,291
Inventories, net (2)	50,714	1,897	52,611
Prepaid expenses and other current assets (2)	18,674	(2,094)	16,580
Restricted cash	1,450	—	1,450
Operating lease asset (3)	5,630	(520)	5,110
Intangible assets (4)	166,500	(29,500)	137,000
Deferred income tax assets, net (5)	—	48,384	48,384
Other assets	1,102	—	1,102
Total fair value of assets acquired	603,739	18,167	621,906
Accounts payable and accrued liabilities	44,232	—	44,232
Other liabilities (6)	—	23,969	23,969
Operating lease liability	12,380	—	12,380
Total fair value of liabilities assumed	56,612	23,969	80,581
Total identifiable net assets	547,127	(5,802)	541,325
Goodwill	2,061	5,802	7,863
Total purchase price	$549,188	$—	$549,188

Cash consideration paid for Sage's common stock	$533,667	—	$533,667
Cash consideration paid for cash settlement of Sage's equity awards	4,073	—	4,073
Fair value of contingent consideration	11,448	—	11,448
Total purchase price	$549,188	$—	$549,188

(1) Measurement period adjustments reflect changes based on information related to the facts and circumstances that existed as of the acquisition date.
(2) Measurement period adjustment related to the refinement of the acquired inventory population.
(3) Refinement of the estimate of fair value of the right of use asset associated with the acquired Sage headquarters lease. Refer to Note 13, Leases.
(4) Measurement period adjustments to intangible assets are primarily due to update in inputs and assumptions based on information related to the facts and circumstances that existed as of the acquisition date.
(5) Represents the preliminary income tax impact of the transaction.
(6) Measurement period adjustment related to the Company's accounting policy related to the collaboration arrangement with Biogen.

Supernus Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements (Continued)

3. Sage Acquisition (Continued)
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
Acquired Intangible Assets
The acquired intangible asset includes the acquired developed technology and product rights. The Company estimated the fair value of the acquired intangible asset as of the Sage Closing Date using the income approach. The fair value measurements of the acquired intangible asset was estimated based on significant unobservable inputs and therefore, represent a Level 3 fair value measurement. Some of the more significant inputs and assumptions used in the intangible assets valuation include: the estimated future cash flows from product sales, probability of achieving regulatory approval in certain territories, the timing and projection of costs and expenses, and discount rates.
The following table summarizes the purchase price allocation, and the average remaining useful lives for identifiable intangible assets (dollars in thousands):

	Fair Value	Estimated Useful Lives (in years)
Acquired developed technology and product rights	$137,000	8
Total intangible assets	$137,000
Acquired intangible assets are amortized over their estimated useful lives on a straight-line basis.
Acquired Deferred Income Tax Assets, net
The deferred income tax assets, net relates to the difference between the financial statement carrying amount and the tax basis of acquired intangible assets, inventory, and net operating loss carryforwards, partially offset by other temporary differences. The acquired federal and state net operating loss carryforwards is reduced by a valuation allowance for amounts that are not expected to be realizable in the future. Refer to Note 12, Income Tax Expense (Benefit).
Goodwill
Goodwill was calculated as the excess of the consideration paid consequent to completing the acquisition, compared to the net assets recognized. Goodwill represents the future economic benefits from the other acquired assets, and which could not be individually identified and separately valued. Goodwill is primarily attributable to the additional acquired growth platforms, tax attributes, and an expanded revenue base. Goodwill is not deductible for tax purposes.
Revenues and Net Earnings (Loss) of Sage
The operations of Sage and its subsidiaries have been included in the Company's consolidated statements of earnings (loss) for the period subsequent to the Sage Closing Date, and through December 31, 2025. Total revenues of $68.1 million and net loss of $63.3 million were recorded from the Sage Closing Date through the period ended December 31, 2025.

Supernus Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements (Continued)

3. Sage Acquisition (Continued)
Pro forma Information
The following table presents the unaudited pro forma combined financial information for each of the periods presented as if the Sage Acquisition had occurred on January 1, 2024 (dollars in thousands):

	Year Ended December 31,
	2025	2024
	(unaudited)
Pro forma total revenues	$772,211	$703,060
Pro forma net loss	$(142,793)	$(406,677)
The unaudited pro forma combined financial information is based on historical financial information and the Company's preliminary allocation of purchase price; therefore, it is subject to subsequent adjustment upon finalization of the purchase price allocation. In order to reflect the occurrence of the acquisition as if it had occurred on January 1, 2024, the unaudited pro forma combined financial information reflects the recognition of amortization expense on the acquired intangible asset; the estimated reduction in the Company's interest income generated from marketable securities that were liquidated to fund the purchase price of the Sage Acquisition, and the estimated tax impact of the pro forma adjustments.
The unaudited pro forma combined financial information also reflects the recognition of material non-recurring costs incurred directly as a result of the Sage Acquisition primarily pertaining to the following:
•Transaction-related expenses incurred by the Company of $10.0 million during the year ended December 31, 2025, are assumed to have occurred on the pro forma close date of January 1, 2024, and recognized as if incurred in the first quarter of 2024;
•Post-combination employee-related expenses incurred by the Company of $38.3 million that were incurred during the year ended December 31, 2025, are assumed to have occurred on the pro forma close date of January 1, 2024, and recognized as if incurred in the first quarter of 2024;
•Post-combination share-based compensation expense of $22.9 million related to awards that were accelerated and settled by Supernus on the closing date are assumed to have occurred on the pro forma close date of January 1, 2024, and recognized as if incurred in the first quarter of 2024. This amount does not reflect any post-combination expense related to potential CVR payments to former Sage employees because the payment was not considered probable under the employee compensation accounting model as of the acquisition date. In the fourth quarter of 2025, the Company determined a CVR milestone is probable of achievement. As such, the Company recognized an additional $2.1 of stock-based compensation for Sage equity awards that also had a CVR right (accounted for under the employee compensation accounting model). The Company did not make a pro forma adjustment, as the post-combination expense is reflected in the 2025 annual financial statements.
The unaudited pro forma combined financial information should not necessarily be considered indicative of the results that would have occurred if the acquisition had been consummated on the assumed completion date, nor are they indicative of future results.

Supernus Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements (Continued)
4. Disaggregated Revenues
The following table provides information regarding total revenues (dollars in thousands):

	Year Ended December 31,
	2025	2024	2023
Net product sales
Qelbree	$304,654	$241,273	$140,192
GOCOVRI	146,824	130,824	119,637
Oxtellar XR	40,700	99,464	113,404
APOKYN	47,771	73,926	75,083
Trokendi XR	42,421	63,201	94,336
ONAPGO	17,254	—	—
Other(1)	26,912	29,008	31,281
Total net product sales	626,536	637,696	573,933
Collaboration revenue (ZURZUVAE)	52,996	—	—
Royalty, licensing, and other revenues	39,420	24,121	33,588
Total revenues	$718,952	$661,817	$607,521
______________________________
(1) Includes net product sales of MYOBLOC, XADAGO and Osmolex ER.
We recognized $15.0 million of licensing revenue for the year ended December 2025 related to the achievement of a regulatory milestone under our collaboration agreement with Shionogi.
In December 2023, the Company submitted to the FDA a notification of discontinuance to withdraw Osmolex ER from distribution. Distribution of Osmolex ER ceased on April 1, 2024.
The Company recognized noncash royalty revenues of $4.0 million for the year ended December 31, 2023. The Company no longer recognizes noncash royalty revenue as ownership of the royalty rights reverted back to the Company during the second quarter of 2023 (see Note 2, Summary of Significant Accounting Policies).
Adjustments related to prior year sales in 2025 and 2024 was less than 4% of net product sales for each respective period. The majority of the adjustment is attributable to Qelbree, reflecting favorable actual returns experienced in 2025 and 2024. As a result, the Company changed its estimated provision for product returns based on the most recent experience. In 2023, adjustments related to prior year sales amounted to less than 1% of net product sales.

Supernus Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements (Continued)

4. Disaggregated Revenues (Continued)
The following table shows the percentage of net product sales to total net product sales:

	Percentage of Net Product Sales
	Year Ended December 31,
	2025	2024	2023
Qelbree	49%	38%	24%
GOCOVRI	23%	20%	21%
Oxtellar XR	6%	16%	20%
APOKYN	8%	12%	13%
Trokendi XR	7%	10%	16%
ONAPGO	3%	—%	—%
Other(1)	4%	4%	6%
Total	100%	100%	100%
______________________________
(1) Includes net product sales of MYOBLOC, XADAGO and Osmolex ER.

The Company does not currently own or operate manufacturing facilities for the commercial production of any of our commercial products. The Company currently depends on third-party contract manufacturing organizations (CMOs), who offer a comprehensive range of contract manufacturing and packaging services, in various countries for the supply of API, finished goods for our commercial products. For most of our commercial products, we rely on single source suppliers to produce and package final dosage forms for our products and raw materials, including API.

On November 4, 2025, the Company announced that due to stronger than expected demand for ONAPGO, supplier constraints are impacting the Company's ability to fully meet this demand. ONAPGO is manufactured in Europe, supplied to us by our ONAPGO licensing partner, and packaged in the U.S. by a third-party CMO. The Company relies on single source suppliers to produce and package final dosage forms for ONAPGO. On February 24, 2026, the Company announced that it has made progress in securing additional product supply of ONAPGO from the current supplier and as a result, has resumed new patient initiation. In addition, the Company is working with a second supplier that is expected to begin supplying ONAPGO in 2027. A change in any of the suppliers would require regulatory approval which could cause a further delay in manufacturing and a possible loss of sales, which could affect future operating results adversely.
5. Investments
Marketable Securities
Unrestricted available-for-sale marketable securities held by the Company are as follows (dollars in thousands):

	December 31, 2025	December 31, 2024
Corporate, U.S. government agency and municipal debt securities
Amortized cost	$180,215	$384,481
Gross unrealized gains	34	89
Gross unrealized losses	(27)	(289)
Total fair value	$180,222	$384,281
As of December 31, 2025, all of the Company's unrestricted available-for-sale marketable securities have contractual maturities of one year or less.
There was no impairment on any available-for-sale marketable securities as of December 31, 2025 and December 31, 2024.

Supernus Pharmaceuticals, Inc.
Notes to Financial Statements (Continued)

5. Investments (Continued)
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
In addition to entering into the Development Agreement in April 2020, as mentioned above, the Company acquired Series D Preferred Shares of Navitor Inc. (the Navitor Shares), an equity investment representing an approximately 13% ownership position in Navitor Inc. As part of a legal restructuring in March 2021, the Company's Navitor Inc. Shares were exchanged for membership interests in Navitor Pharmaceutics LLC (Navitor LLC), which became the sole shareholder of Navitor Inc. The Company has determined that although Navitor LLC is a VIE, the Company does not consolidate the results of this VIE into its financial results because the Company lacks the power to direct the activities that most significantly impact Navitor LLC’s economic performance.
In the second quarter of 2024, the Company consented to payment of additional Phase 2 development costs for NV-5138 (SPN-820) as they are incurred, but reserves the right to terminate payment of future development costs at its discretion.
On May 5, 2025, the Company entered into a binding memorandum of understanding (MOU) with Navitor Inc. Under the MOU, the Company agreed to conduct further development activities at its own cost and Navitor Inc. agreed to waive its right to receive the $100 million Initial Acquisition Fee under the Development Agreement. In addition, pursuant to the MOU the Company exercised the Purchase Option to purchase all assets of Navitor and its affiliates pursuant to the Development Agreement, subject to, among other things, completion of satisfactory due diligence by the Company, and negotiation and execution of a definitive Purchase Agreement. On June 24, 2025, October 31, 2025 and December 22, 2025, the Company amended the MOU with Navitor to extend the negotiation period.
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
The Company reports the fair value of assets and liabilities using a three-level measurement hierarchy that prioritizes the inputs used to measure fair value. The fair value hierarchy consists of the following three levels:
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

		Fair Value Measurements
	Total Fair Value at December 31, 2025	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents
Cash	$56,371	$56,371	$—	$—
Money market funds	72,077	72,077	—	—
Marketable securities
Corporate debt securities	164,519	—	164,519	—
Municipal debt securities	14,716	—	14,716	—
U.S government agency securities	987	—	987	—
Other noncurrent assets
Marketable securities - restricted (SERP)	705	27	678	—
Restricted cash	1,450	1,450	—	—
Total assets at fair value	$310,825	$129,925	$180,900	$—
Liabilities:
Contingent consideration	$31,258	$—	$—	$31,258
Total liabilities at fair value	$31,258	$—	$—	$31,258

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
Other Financial Instruments
The carrying amounts of other financial instruments, including accounts receivable, accounts payable, accrued expenses, and other current liabilities approximate fair value due to their short-term maturities.
7. Contingent Consideration
The following table provides the current and long-term portions related to the contingent consideration for the USWM Acquisition, Adamas Acquisition, and Sage Acquisition (as defined below) (dollars in thousands):

	December 31, 2025	December 31, 2024
Reported under the following captions in the consolidated balance sheets:
Contingent consideration, current portion	$31,052	$47,340
Contingent consideration, long-term	206	—
Total	$31,258	$47,340
The Company's contingent consideration liabilities are related to the USWM Acquisition in 2020, the Adamas Acquisition in 2021, and the Sage Acquisition in 2025. The contingent consideration liabilities are measured at fair value on a recurring basis using either a Monte Carlo simulation or the income approach. The Company classifies its contingent consideration liabilities as Level 3 fair value measurements based on the significant unobservable inputs used to estimate fair value. These reflect the inputs and assumptions the Company believes would be made by market participants. Changes in any of those inputs together or in isolation may result in significantly lower or higher fair value measurement. The change in fair value is reported on the consolidated statement of earnings (loss) in Contingent consideration loss (gain).
USWM Contingent Consideration
On June 9, 2020 (the USWM Closing Date), the Company completed its acquisition of all the outstanding equity of USWM Enterprises, LLC (USWM Enterprises) (USWM Acquisition). The USWM Acquisition included potential additional contingent consideration payments for regulatory and development milestones and sales-based milestones. At December 31, 2024, there were two remaining outstanding milestones, one related to the approval of ONAPGO and the other related to the commercial launch of ONAPGO. Both milestones were met in 2025 and the liability was accreted to the milestone amounts due,

Supernus Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements (Continued)

7. Contingent Consideration (Continued)
resulting in the recognition of $7.7 million change in fair value of contingent consideration during 2025. In February 2025, the Company paid the $25 million milestone related to the FDA's approval of ONAPGO. ONAPGO was launched in April 2025, and the $30 million milestone payment related to the commercial launch of ONAPGO, subject to certain holdbacks as permitted under the Sale and Purchase Agreement Relating to USWM Enterprises, LLC, dated April 28, 2020, by and between US WorldMeds Partners, LLC and Supernus Pharmaceuticals, Inc., (USWM Sale and Purchase Agreement), became due and payable. Of the $30 million, the Company paid $2.3 million in the second quarter, and the remaining amount held was reclassified to Other current liabilities in the consolidated balance sheet in the second quarter of 2025 as the milestone had been met but payment remains subject to certain holdbacks permitted under the USWM Sale and Purchase Agreement. The Company paid $1.9 million in principal amount held back in the third quarter of 2025. The outstanding liability as of December 31, 2025 was $26.6 million, which included the principal amount held back and interest. During the third quarter of 2025, USWorldsMeds Partners, LLC filed a complaint in the Superior Court of the State of Delaware seeking payment for the withheld amount, plus interest, attorney's fees and costs.
The key assumptions considered in estimating the fair value included the estimated probability and timing of milestone achievement, such as the probability and timing of obtaining regulatory approval, and the discount rate.
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
Each CVR represents the contractual right to receive a contingent payment of $0.50 per share in cash, less any applicable withholding taxes and without interest, upon the achievement of the applicable milestone (each such amount, a Milestone Payment) in accordance with the terms of a Contingent Value Rights Agreement entered into between the Company and American Stock Transfer & Trust Company, LLC, as rights agent, as further defined in the CVR agreement. One Milestone Payment was payable (subject to certain terms and conditions) upon the first occurrence of the achievement of aggregate worldwide net sales of GOCOVRI in excess of $150 million during any consecutive twelve-month period ending on or before December 31, 2024 (Milestone 2024). Another Milestone Payment was payable (subject to certain terms and conditions) upon the first occurrence of the achievement of aggregate worldwide net sales of GOCOVRI in excess of $225 million during any consecutive twelve-month period ending on or before December 31, 2025 (Milestone 2025 and, together with Milestone 2024, the Milestones). Each Milestone may only be achieved once.
As of December 31, 2024, the Milestone 2024 was not met. As of December 31, 2025, the 2025 Milestone was also not met.
The key assumptions considered in estimating the fair value of the Adamas sales-based milestones included the estimated revenue projections and the probability of achievement of the milestone.
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
Change in the Fair Value of Contingent Consideration
The following table provides a reconciliation of the beginning and ending balances related to the Contingent consideration liabilities for the USWM Acquisition, Adamas Acquisition, and Sage Acquisition (dollars in thousands):

	USWM Acquisition	Adamas Acquisition	Sage Acquisition	Total
Balance, December 31, 2022	$46,270	$8,697	$—	$54,967
Change in fair value recognized in earnings	130	(1,647)	—	(1,517)
Balance, December 31, 2023	46,400	7,050	—	53,450
Change in fair value recognized in earnings	940	(7,050)	—	(6,110)
Balance, December 31, 2024	47,340	—	—	47,340
Contingent consideration from Sage Acquisition recognized at Sage Closing Date	—	—	11,448	11,448
Change in fair value recognized in earnings - share-based compensation	—	—	2,051	2,051
Change in fair value recognized in earnings	7,660	—	17,759	25,419
Milestone payments	(27,295)	—	—	(27,295)
Reclassification to Other Current Liabilities	(27,705)	—	—	(27,705)
Balance, December 31, 2025	$—	$—	$31,258	$31,258
The Company recorded the following changes in fair value of the contingent consideration liability for the USWM milestones:
•For the year ended December 31, 2025, the Company recorded a $7.7 million expense due to the change in fair value of contingent consideration liabilities for the USWM milestones. The change in fair value of contingent consideration was primarily due to accretion to the full milestone payment amount with the achievement of the milestones. ONAPGO was approved by the FDA in February 2025 and was launched in April 2025.
•For the year ended December 31, 2024, the Company recorded a $0.9 million expense which was primarily driven by the passage of time as well as the change in timing of milestone achievement and estimated discount rate.
•For the year ended December 31, 2023, the Company recorded a $0.1 million expense which was primarily driven by the passage of time and the accretion to the payout amount related to the milestone achieved in the first quarter of 2022.
The Company recorded the following changes in fair value of the contingent consideration liabilities for the Adamas CVRs:
•For the year ended December 31, 2025, there was no outstanding contingent consideration liability related to the Adamas CVR.
•For the year ended December 31, 2024, the Company recorded a $7.1 million gain primarily driven by the non achievement of Milestone 2024.
•For the year ended December 31, 2023, the Company recorded a $1.6 million gain which was primarily due to changes in market data and revenue projections.

Supernus Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements (Continued)

7. Contingent Consideration (Continued)
The Company recorded the following changes in the fair value of the contingent consideration liability for the Sage CVRs:
•The Company recorded a contingent consideration liability of $11.4 million at the Sage Closing Date. The Company recorded $19.8 million expense due to the change in fair value during the year ended December 31, 2025. The $19.8 million change in fair value consisted of : (i) $2.1 million change in fair value for the Sage CVRs associated with the Sage equity awards which were accelerated vested at the Sage Closing Date. These were accounted for under the employee compensation accounting model and the change in fair value was recorded as share-based compensation expense in Selling, general and administrative expense line in the statement of earnings (loss); (ii) $17.8 million change in fair value which was recorded under Contingent consideration gain (loss) line in the statement of earnings (loss). The change was primarily driven by an increase in the probability of achievement for the milestone related to the first commercial sale in Japan to a third-party customer after regulatory approval for ZURZUVAE for the treatment of major depressive disorder (MDD) in Japan by June 30, 2026. ZURZUVAE received regulatory approval for the treatment of MDD in Japan in December 2025.
8. Goodwill and Intangible Assets, Net
Goodwill
The following table sets forth the gross carrying amounts of goodwill (dollars in thousands):

	December 31, 2025	December 31, 2024
Beginning balance	$117,019	$117,019
Goodwill from Sage Acquisition (1)	7,863	—
Ending balance	$124,882	$117,019

(1) Refer to Note 3, Sage Acquisition for further detail.
There were no goodwill impairment charges recognized in 2025 or 2024.
Intangible Assets, Net
The following table sets forth the gross carrying amounts and related accumulated amortization of intangibles assets (dollars in thousands):

		December 31, 2025			December 31, 2024
	Remaining Weighted Average Life (Years)	Carrying Amount, Gross	Accumulated Amortization	Carrying Amount, Net	Carrying Amount, Gross	Accumulated Amortization	Carrying Amount, Net
Acquired in-process research and development		$—	$—	$—	$124,000	$—	$124,000
Intangible assets subject to amortization:
Acquired developed technology and product rights	6.37	922,311	(352,855)	569,456	661,311	(263,399)	397,912
Capitalized patent defense costs	—	43,820	(43,820)	—	43,820	(43,820)	—
Total intangible assets	6.37	$966,131	$(396,675)	$569,456	$829,131	$(307,219)	$521,912
Amortization expense for intangible assets was $89.5 million, $78.0 million, and $82.4 million for the years ended December 31, 2025, 2024, and 2023, respectively.

Supernus Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements (Continued)

8. Goodwill and Intangible Assets, Net (Continued)
In February 2025, the FDA approved ONAPGO and as such, the research and development efforts for the Company's acquired in-process research and development asset is considered complete. As of the FDA approval date, the ONAPGO intangible asset is a definite-life intangible asset subject to amortization and has a useful life of 10 years.
In July 2025, the Company acquired ZURZUVAE (zuranolone), the first and only FDA-approved oral medicine indicated for the treatment of PPD in adults. The ZURZUVAE intangible asset is a definite-lived intangible asset subject to amortization and has a useful life of 8 years.
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
The Company has entered into settlement agreements with third parties permitting the sale of a generic version of GOCOVRI beginning in June 2029, or sooner under certain conditions.
The Company entered into settlement and license agreements that allows third parties to enter the XADAGO market in December 2027, or sooner under certain conditions.
In the fourth quarter of 2023, the Company recognized impairment charges of $20.2 million related to some of its acquired intangible assets, primarily XADAGO. The primary factors that led to the impairment determinations were the following: (1) the performance of the commercial products; (2) forthcoming loss of exclusivity of XADAGO; and (3) the change in the Company's future outlook of the brands. The Company recognized as impairment loss the difference between the estimated fair values and carrying values of these intangible assets. The Company used the discounted cash flow income approach to estimate the fair values of each of these intangible assets. The primary inputs and assumptions used in the model included timing and projections of estimated future revenues and cash flows, loss of exclusivity, and discount rate. The fair value measurement is classified as Level 3 within the fair value hierarchy as defined in ASC 820, Fair Value Measurement, due to the unobservable inputs used. The impairment loss is reported as Intangible asset impairment charges in the consolidated statements of earnings (loss).
The following table sets forth the anticipated annual amortization expense for definite-lived intangible assets. Actual amortization expense to be reported in future periods could differ from these estimates as a result of acquisitions, divestitures, and asset impairments, among other factors (dollars in thousands):

Year:	Estimated Amortization Expense
2026	$100,588
2027	100,456
2028	99,013
2029	99,013
2030	45,315
Thereafter	125,071
9. Debt
Uncommitted Demand Secured Line of Credit
On February 8, 2023, the Company entered into a credit line agreement with UBS (Credit Line). The Credit Line provides for a revolving line of credit of up to $150 million, which can be drawn at any time. Any fixed rate borrowing will bear interest at a fixed interest rate, equal to the sum of (i) the UBS Fixed Funding Rate (as defined in the Credit Line) plus (ii) the applicable Percentage Spread established in the Credit Line. Any variable rate borrowing will bear interest at a variable interest rate, equal to the sum of (i) the UBS Variable Rate (as defined in the Credit Line) plus (ii) the applicable Percentage Spread established in the Credit Line.

Supernus Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements (Continued)

9. Debt (Continued)
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
As of December 31, 2025 and December 31, 2024, there was no outstanding debt under the Credit Line.
10. Share-Based Payments
Common Stock
The holders of the Company's common stock are entitled to one vote for each share of common stock held.
Equity Incentive Plan
The Company has adopted the Supernus Pharmaceuticals, Inc. 2021 Equity Incentive Plan (2021 Plan) which was approved by the stockholders in June 2021. The 2021 Plan is the successor to, and replaced the 2012 Equity Incentive Plan, as amended (the 2012 Plan). The 2021 Plan is administered by the Company's Board of Directors and the Company's Compensation Committee of the Board. The 2021 Plan provides for the grant of stock options and certain other equity awards, including: stock appreciation rights (SARs); restricted and unrestricted stock; stock units; performance awards; cash awards; and other awards that are convertible into or otherwise based on the Company's common stock, to the Company's key employees, directors, consultants, and advisors. On June 14, 2024, the Company's shareholders approved, and the Company has adopted, the Amended and Restated 2021 Equity Incentive Plan (the Amended 2021 Plan) to increase the number of shares of the Company's common stock available for issuance under the 2021 Plan by 4,000,000 shares. The maximum number of shares that can be issued under the Amended 2021 Plan is 15,012,893 shares of the Company's common stock which includes the (i) 4,000,000 shares added pursuant to the adoption of the Amended 2021 Plan, (ii) the number of shares that remain available to be issued or transferred pursuant to awards under the 2021 Equity Incentive Plan as of the adoption date of the Amended 2021 Plan, and (iii) the number of shares that have already been issued or transferred pursuant to awards under the 2021 Plan prior to the approval by the Company’s stockholders of the Amended 2021 Plan. Option awards are granted with an exercise price equal to the closing price of the Company's common stock as of the grant date. Options and awards granted have a ten-year contractual term. Options and awards granted to employees, consultants and advisors generally vest in four equivalent annual installments, starting on the first anniversary of the grant's date. Options and awards granted to the directors generally vest over a one-year term.
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

Supernus Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements (Continued)

10. Share-Based Payments (Continued)
Share-based compensation expense
Share-based compensation expense is as follows (dollars in thousands):

	Year Ended December 31,
	2025	2024	2023
Research and development	$5,729	$5,148	$4,743
Selling, general and administrative(1)	50,243	22,607	22,016
Total	$55,972	$27,755	$26,759
(1) Includes $25.0 million of compensation expense related to the acceleration of certain Sage equity awards in connection with the Sage Acquisition in July 2025 and certain CVRs granted to holders of the accelerated Sage equity awards which became probable of achievement in the fourth quarter of 2025. The Company has $12.3 million of unrecognized compensation expense related to CVRs granted to holders of the accelerated Sage equity awards. This unrecognized compensation expense will be recognized if and when the milestones associated with the CVRs become probable of achievement.
Stock Option
The following table summarizes stock option activities:

	Number of Options	Weighted Average Exercise Price (per share)	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding, December 31, 2023	6,583,822	$29.20	5.9	$23,668
Granted	1,206,812	$28.29
Exercised	(781,441)	$16.12
Forfeited	(290,120)	$31.96
Outstanding, December 31, 2024	6,719,073	$30.44	5.9	$43,198
Granted	1,211,945	$35.14
Exercised	(1,433,482)	$24.37
Forfeited	(154,527)	$33.70
Outstanding, December 31, 2025	6,343,009	$32.63	6.3	$108,396
As of December 31, 2025
Vested and expected to vest	6,343,009	$32.63	6.3	$108,396
Exercisable	3,636,073	$32.08	4.8	$64,175
The weighted average grant date fair value of options granted for the years ended December 31, 2025, 2024, and 2023 were $20.16, $16.57, and $21.30 per share, respectively.
The aggregate intrinsic value of options exercised for the years ended December 31, 2025, 2024, and 2023 were $27.6 million, $14.4 million, and $5.1 million, respectively.
Proceeds from the options exercised for the years ended December 31, 2025, 2024, and 2023 were $34.9 million, $6.8 million, and $4.3 million, respectively.
The total fair value of the underlying common stock related to options that vested during the years ended December 31, 2025, 2024, and 2023 were approximately $18.1 million, $16.7 million, and $14.8 million, respectively.

Supernus Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements (Continued)

10. Share-Based Payments (Continued)
The fair value of each option award is estimated on the date of the grant, using the Black-Scholes option-pricing model and the assumptions in the following table:

	Year Ended December 31,
	2025	2024	2023
Fair value of common stock	$32.48 - $48.32	$27.94 - $36.16	$27.66 - $38.60
Expected volatility	54.30% - 55.15%	55.56% - 56.55%	56.87% - 58.22%
Expected dividend yield	0%	0%	0%
Expected term	5.87 years - 7.24 years	5.77 years - 7.91 years	5.60 years - 7.03 years
Risk-free interest rate	3.75% - 4.42%	3.82% - 4.57%	3.27% - 4.33%
As of December 31, 2025, the total unrecognized compensation expense was approximately $36.3 million. The Company expects to prospectively recognize these expenses over a weighted-average period of 2.5 years.
Restricted Stock Units
The following table summarizes restricted stock unit (RSU) activities:

	Number of RSUs	Weighted- Average Grant Date Fair Value per Share
Nonvested, December 31, 2023	300,141	$36.90
Granted	198,414	$28.06
Vested	(100,891)	$36.51
Forfeited	(19,499)	$34.71
Nonvested, December 31, 2024	378,165	$32.48
Granted	172,725	$33.50
Vested	(137,923)	$32.31
Forfeited	(16,274)	$32.52
Nonvested, December 31, 2025	396,693	$32.98
The total aggregate grant date fair value of RSUs that vested during the years ended December 31, 2025, 2024, and 2023 were $4.5 million, $3.7 million, and $1.5 million, respectively. Total aggregate vest date fair value of RSUs that vested during the years ended December 31, 2025, 2024, and 2023 were $4.6 million, $2.8 million and $1.8 million, respectively.
As of December 31, 2025, the total unrecognized compensation expense was $8.3 million. The Company expects to prospectively recognize these expenses over a weighted-average period of 2.3 years.

Supernus Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements (Continued)

10. Share-Based Payments (Continued)
Performance Stock Units
The following table summarizes performance share unit (PSU) activities:

	Performance-Based PSUs		Market-Based Units		Total PSUs
	Number of PSUs	Weighted- Average Grant Date Fair Value per Share	Number of PSUs	Weighted- Average Grant Date Fair Value per Share	Number of PSUs	Weighted- Average Grant Date Fair Value per Share
Nonvested, December 31, 2023	251,630	$32.22	20,000	$28.63	271,630	$31.96
Granted	252,700	$26.91	—	$—	252,700	$26.91
Vested	(121,595)	$31.68	—	$—	(121,595)	$31.68
Forfeited	(58,050)	$29.37	—	$—	(58,050)	$29.37
Nonvested, December 31, 2024	324,685	$28.80	20,000	$28.63	344,685	$28.79
Granted	246,496	$32.84	—	$—	246,496	$32.84
Vested	(140,010)	$29.95	(20,000)	$28.63	(160,010)	$29.79
Forfeited	(40,675)	$30.15	—	$—	(40,675)	$30.15
Nonvested, December 31, 2025	390,496	$30.80	—	$—	390,496	$30.80
The total aggregate grant date fair value of PSUs that vested during the years ended December 31, 2025, 2024, and 2023 were $4.8 million, $3.9 million, and $4.1 million, respectively. Total aggregate vest date fair value of PSUs that vested during the years ended December 31, 2025, 2024, and 2023 were $6.2 million, $4.0 million and $4.5 million, respectively.
Performance-Based Awards
The performance-based PSU awards require certain performance targets to be achieved in order to vest. Vesting is also subject to continued service requirements through the date the achievement of the performance target is certified. As of December 31, 2025, the total unrecognized compensation expense was $8.2 million. The Company expects to prospectively recognize these expenses over a weighted-average period of 1.7 years.
Market-Based Awards
The market-based PSU awards are subject to achievement of market-based performance targets in order to vest. The Company used a Monte-Carlo Simulation to determine the fair value and expected term of the awards as of grant date. The market-based performance target was achieved in the third quarter of 2025 and therefore the market-based PSU awards are fully vested as of December 31, 2025. There was no unrecognized compensation expense as of December 31, 2025.

11. Earnings (Loss) per Share
Basic earnings (loss) per share (EPS) is calculated using the weighted average number of common shares outstanding. Diluted EPS is calculated using the weighted average number of common shares outstanding, including the dilutive effect of the Company’s stock options, stock awards, and employee stock purchase plan (ESPP) awards using the treasury-stock method, and the 2023 Notes using the if-converted method.
The following table sets forth the computation of basic and diluted EPS for the years ended December 31, 2025, 2024 and 2023 (dollars in thousands, except share and per share amounts):

	Year Ended December 31,
	2025	2024	2023
Numerator:
Net earnings (loss)	$(38,550)	$73,865	$1,316
Numerator for basic and dilutive earnings per share	$(38,550)	$73,865	$1,316
Denominator:
Weighted average shares outstanding, basic	56,451,136	55,100,063	54,536,281
Effect of dilutive securities:
Stock options and stock awards	—	858,474	970,547
Weighted average shares outstanding, diluted	56,451,136	55,958,537	55,506,828

Earnings (loss) per share, basic	$(0.68)	$1.34	$0.02
Earnings (loss) per share, diluted	$(0.68)	$1.32	$0.02
Effect of Convertible Notes and Related Convertible Note Hedges and Warrants
In connection with the issuance of the 2023 Notes, the Company entered into convertible note hedge and warrant transactions. The expected collective impact of the convertible note hedge and warrant transactions is to reduce the potential dilution that would occur if the price of the Company's common stock was between the conversion price of $59.33 per share and the strike price of the warrants of $80.91 per share.
The convertible note hedge and warrant transactions were excluded in the calculation of diluted EPS because inclusion would be anti-dilutive. Specifically, the denominator of the diluted EPS calculation excludes the additional shares related to the warrants because the average price of the Company's common stock was less than the strike price of the warrants of $80.91 per share. Prior to actual conversion, the convertible note hedge transactions were not considered in calculating diluted EPS, as their impact would be anti-dilutive.
In addition to the above described effect of the convertible note hedge and warrant transactions, the Company also excluded the common stock equivalents of the following outstanding stock-based awards and shares associated with the conversion of the 2023 Notes in the calculation of diluted EPS, because their inclusion would be anti-dilutive:

	Year Ended December 31,
	2025	2024	2023
Stock options and stock awards	7,130,198	601,684	543,140
2023 Notes	—	—	1,691,337

Supernus Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements (Continued)

12. Income Tax Expense (Benefit)
The tables below for the year ended December 31, 2025 provide the updated requirements of ASU 2023-09, which was adopted on a prospective basis. See Note 2, Summary of Significant Accounting Policies, for additional details on the adoption of ASU 2023-09.
The components of income (loss) before income taxes for the year ended December 31, 2025, were attributable to the following regions (dollars in thousands):

Year Ended December 31,
2025
Domestic	$(48,825)
Foreign	(205)
Total income (loss) before income taxes	$(49,030)
The summary of the income tax expense (benefit) for the year ended December 31, 2025 is as follows (dollars in thousands):

Year Ended December 31,
2025
Current tax expense (benefit)
Federal	$(10,622)
State	(5,064)
Foreign	—
Total current tax expense (benefit)	$(15,686)

Deferred tax expense (benefit)
Federal	$8,086
State	(2,831)
Foreign	(49)
Total deferred tax expense (benefit)	$5,206

Income tax expense (benefit)	—
Federal	$(2,536)
State	(7,895)
Foreign	(49)
Total income tax expense (benefit)	$(10,480)

As previously disclosed for the years ended December 31, 2024 and December 31, 2023, prior to the adoption of ASU 2023-09, the summary of the income tax expense for the years ended December 31, 2024, and 2023 is as follows:

Supernus Pharmaceuticals, Inc.
Notes to Financial Statements (Continued)

12. Income Tax Expense (Benefit) (Continued)

	Year Ended December 31,
	2024	2023
Current tax expense (benefit)
Federal	$31,217	$20,772
State	12,925	6,395
Deferred tax expense (benefit)
Federal	(18,920)	(21,351)
State	(1,217)	(4,363)
Total income tax expense	$24,005	$1,453
A reconciliation of income tax benefit at the U.S. federal statutory income tax rate for the year ended December 31, 2025, to annual income tax benefit at the Company's effective tax rate is as follows:

	Year Ended December 31, 2025
	Amount	Percent
Income tax benefit computed at U.S. federal statutory income tax rate	$(10,296)	21.0%
State and local income taxes, net of federal income tax effect (1)	(5,146)	10.5%
Domestic federal
Tax credits
Research and development credits	(4,294)	8.8%
Change in valuation allowance	(438)	0.9%
Nontaxable or nondeductible items
Limitation on officers' compensation	2,401	(4.9)%
Stock compensation	(1,914)	3.9%
Meals and entertainment	831	(1.7)%
Contingent consideration	5,338	(10.9)%
Transaction costs	5,579	(11.4)%
Other	154	(0.3)%
Other	(995)	2.0%
Changes in unrecognized tax benefits	(1,695)	3.5%
Foreign tax effects	(5)	—%
Income tax expense (benefit) and Effective tax rate	$(10,480)	21.4%
______________________________
(1) In 2025, state and local income taxes in Maryland, Pennsylvania, Tennessee, and Indiana comprise the majority (greater than 50%) of the state and local income taxes category.

The effective income tax rate for 2025 of 21.4% varies from the statutory rate due to the favorable effect of state taxes and the research and development credit, which is offset by the effect of expenses related to current and prior year transactions that are not deductible for tax purposes. Included within transaction costs are payments to former employees of Sage which are not deductible for tax purposes.

Supernus Pharmaceuticals, Inc.
Notes to Financial Statements (Continued)

12. Income Tax Expense (Benefit) (Continued)
As previously disclosed for the years ended December 31, 2024 and December 31, 2023, prior to adoption of ASU 2023-09, a reconciliation of income tax expense at the U.S. federal statutory income tax rate to annual income tax expense at the Company's effective tax rate is as follows (dollars in thousands):

	Year Ended December 31,
	2024	2023
Income tax expense computed at U.S. federal statutory income tax rate	$20,553	$581
State income taxes	5,114	(330)
Permanent items	131	3,028
Research and development credits	(8,628)	(1,117)
Loss on investment	(2,147)	—
Uncertain income tax position	2,620	(2,529)
Change in valuation allowance	5,859	1,267
Other	503	553
Income tax expense	$24,005	$1,453
The amounts of income taxes paid, net of refunds received, consisted of the following (dollars in thousands):

Year Ended December 31,
2025
Federal	$9,000
State
Illinois	940
Maryland	(3,186)
New Jersey	1,281
Pennsylvania	3,106
All other states	4,910
Total	$16,051

In 2025, income taxes paid, net of refunds, exceeded 5% of total income taxes paid, net of refunds, in U.S. Federal jurisdiction, and Illinois, Maryland, New Jersey, and Pennsylvania state jurisdictions.

Supernus Pharmaceuticals, Inc.
Notes to Financial Statements (Continued)

12. Income Tax Expense (Benefit) (Continued)
The significant components of the Company's deferred income tax assets (liabilities) are as follows (dollars in thousands):

	Year Ended December 31,
	2025	2024
Deferred tax assets:
Net operating loss carryforwards	$571,102	$93,109
Accrued product returns and rebates	18,537	20,627
Accrued compensation and stock based compensation	15,478	15,912
Operating lease liability	10,198	8,608
Capitalized research and development	161,034	47,103
Other	13,729	14,100
Total deferred tax assets	790,078	199,459
Less: valuation allowance	(590,223)	(66,725)
Total deferred tax asset, net of valuation allowance	199,855	132,734
Deferred tax liabilities:
Intangibles	(137,425)	(128,188)
Operating lease assets	(6,659)	(6,159)
Other	(17,420)	(3,348)
Total deferred tax liabilities	(161,504)	(137,695)
Net deferred tax assets (liabilities)	$38,351	$(4,961)
In assessing the realizability of deferred income tax assets, the Company considers whether it is more-likely-than-not that some or all of the deferred income tax assets will not be realized. The ultimate realization of the deferred income tax assets is dependent upon the generation of future taxable income during the periods in which the deferred tax assets are available. The Company considers projected future taxable income, the scheduled reversal of deferred income tax liabilities, and available tax planning strategies that can be implemented by the Company in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are available to reduce income taxes payable, management has determined it is not more likely than not the Company will realize certain deferred tax assets related to net operating losses and credit carryforwards.
A reconciliation of the deferred tax asset valuation allowance is as follows (dollars in thousands):

	Year Ended December 31,
	2025	2024	2023
Beginning balance	$66,725	$60,866	$59,598
Acquisition Accounting(1)	587,432	—	—
Additions	—	6,785	1,268
Reductions	(63,934)	(926)	—
Ending balance	$590,223	$66,725	$60,866

(1) Amount comprised principally of acquisition and purchase accounting adjustments in connection with the Sage acquisition.
The Company recorded a net valuation allowance addition of $523.5 million for the year ended December 31, 2025. The valuation allowance is primarily related to federal and state net operating loss carryforwards acquired from the Sage Acquisition that are not expected to be realized in the future.

Supernus Pharmaceuticals, Inc.
Notes to Financial Statements (Continued)

12. Income Tax Expense (Benefit) (Continued)
The Company has net operating loss carryforwards in several jurisdictions. Due to changes in the Company's ownership, the utilization of net operating loss carryforwards that can be used to offset future taxable income are subject to annual limits in accordance with Internal Revenue Code provisions, as well as similar state provisions. In addition, states may also impose other future limitations through state legislation or similar measures. Despite the net operating loss carryforwards, the Company may incur higher state income tax expense in the future.
As of December 31, 2025, the U.S. federal and state net operating loss carryforwards amounted to approximately $2.5 billion and $851.0 million, respectively. $2.4 billion and $90.5 million of the federal and state net operating losses will not expire. The remainder will expire in various years beginning in 2031.
The Company is no longer subject to U.S. Federal income tax examinations for years prior to 2022 with the exception that operating loss or tax credit carryforwards generated prior to 2022 may be subject to tax audit adjustment.
The Company accounts for uncertain income tax positions pursuant to the guidance in ASC Topic 740, Income Taxes. The Company recognizes interest and penalties related to uncertain tax positions, if any, in Income tax expense. Some uncertain income tax position liabilities have been recorded against the Company's deferred income tax assets to offset such tax attribute carryforwards.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (dollars in thousands):

	Year Ended December 31,
	2025	2024	2023
Balance as of January 1	$5,840	$2,149	$4,323
Gross increases related to current year tax positions	9,370	517	112
Gross increases related to prior year tax positions	2,109	3,829	9
Gross decreases related to prior year tax positions	(2,996)	—	—
Lapse of statute of limitations	(332)	$(655)	(2,295)
Balance as of December 31	$13,991	$5,840	$2,149
Unrecognized tax benefits included in Other liabilities in the consolidated balance sheet was $3.5 million, $1.7 million and $1.6 million as of December 31, 2025, December 31, 2024 and December 31, 2023, respectively.
As of December 31, 2025, $5.1 million of our liabilities for unrecognized tax benefits would impact the effective tax rate, if recognized. As of December 31, 2024 and December 31, 2023, all of our liabilities for unrecognized tax benefits would impact the effective tax rate, if recognized.
Interest and penalties recognized in the consolidated statement of earnings (loss) in 2025, 2024 and 2023, and accrued interest and penalties as of December 31, 2025 and 2024 was negligible.
As of December 31, 2025, and 2024, the Company had an income tax receivable of $38.4 million and $5.0 million, respectively, which is classified as Prepaid expenses and other current assets on the consolidated balance sheets.
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

Supernus Pharmaceuticals, Inc.
Notes to Financial Statements (Continued)

13. Leases (Continued)
The Company's headquarters lease commenced on February 1, 2019 (the Commencement Date) and will continue until April 30, 2034, unless terminated earlier in accordance with the terms of the lease. The lease includes options to extend the lease for up to ten years.
As part of the Adamas Acquisition, the Company acquired a lease for office space. Adamas' operating lease for the office space term expired on April 30, 2025.
Lease obtained from Sage Acquisition
As part of the Sage Acquisition, the Company acquired a lease for office space in a multi-tenant building located in Cambridge, Massachusetts and classified this as an operating lease. Sage's office space lease term continues through February 28, 2030 unless terminated earlier in accordance with the terms of the lease. The lease includes an option to extend the lease for an additional five-year period. See Note 3, Sage Acquisition, for the further discussion on the acquired lease asset and assumed lease liability.
Contract Manufacturing Lease
The Company has a contract manufacturing agreement with Merz Pharma GmbH & Co. KGaA (Merz), for the manufacture and supply of rimabotulinumtoxinB finished products (Merz Agreement). The Merz Agreement will expire in July 2027 unless the Company and Merz mutually agree to extend the terms. The Merz Agreement may not be terminated for convenience.
Under the terms of the original agreement, the Company was required to purchase a minimum quantity of MYOBLOC finished products on an annual basis. This minimum purchase requirement represents the in-substance fixed contract consideration associated with the dedicated manufacturing facility which the Company accounted for as an embedded lease. In October 2021, the Company entered into an amendment to the Merz Agreement which increased the price of the annual purchase commitment of MYOBLOC from €3.0 million to approximately €3.9 million. A further amendment to the Merz Agreement was executed in July 2025, which included among other things, the removal of the annual minimum purchase requirement of MYOBLOC, and the Company's agreement to pay a nonrefundable annual fee of €3.0 million to cover general maintenance and reservation costs for the manufacturing facilities.
The Company made an accounting policy election, by class of underlying asset, to not combine lease and non-lease components for the manufacturing facility. A portion of the in-substance fixed contract consideration was allocated to the lease component based on the stand-alone selling price. Accordingly, the Company classified and accounted for the embedded lease as an operating lease.
Operating lease assets and lease liabilities as reported on the consolidated balance sheets are as follows (dollars in thousands):

		Year Ended December 31,
	Balance Sheet Classification	2025	2024
Assets
Operating lease assets	Other assets	$26,712	$24,477
Total lease assets		$26,712	$24,477

Liabilities
Lease liabilities, current
Operating lease liabilities, current portion	Accounts payable and accrued liabilities	$10,612	$6,889
Lease liabilities, long-term
Operating lease liabilities, long-term	Operating lease liabilities, long-term	30,365	27,382
Total lease liabilities		$40,977	$34,271

Supernus Pharmaceuticals, Inc.
Notes to Financial Statements (Continued)

13. Leases (Continued)
The components of operating lease costs are as follows (dollars in thousands):

	Year Ended December 31,
	2025	2024	2023
Operating lease cost:
Fixed lease cost	$9,914	$8,945	$8,258
Variable lease cost	5,816	5,475	5,998
Total	$15,730	$14,420	$14,256
Supplemental cash flow information related to leases is as follows (dollars in thousands):

	Year Ended December 31,
	2025	2024	2023
Cash paid for operating leases	$18,484	$17,283	$17,112
Lease assets obtained for new operating leases (1)	10,215	3,662	7,170
______________________________
(1) Includes right-of-use asset associated with the acquired Sage headquarters lease. Refer to Note 3, Sage Acquisition.
The weighted average lease term and weighted average discount rate for operating leases are as follows:

	Year Ended December 31,
	2025	2024
Weighted-average remaining lease term (years)	5.9	7.0
Weighted-average discount rate	5.3%	4.9%
Future minimum lease payments under noncancellable operating leases as of December 31, 2025, are as follows (dollars in thousands):

Operating Leases
Year ending December 31:
2026	$12,413
2027	7,198
2028	6,547
2029	6,296
2030	3,666
Thereafter	10,878
Total future minimum lease payments	46,998
Less: Imputed interest (1)	(6,021)
Present value of lease liabilities	$40,977

(1) Calculated using the interest rate for each lease.
14. Segment Reporting
The Company operates in one operating segment and therefore has only one reportable segment. The Company derives revenue primarily from sales of its commercial products in the U.S.

The Company's chief operating decision maker (CODM) is the chief executive officer. The Company manages the business activities on a consolidated basis. The CODM assesses performance of the Company, and decides how to allocate resources based on net earnings (loss), which is reported in the consolidated statement of earnings (loss) as Net earnings (loss)

Supernus Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements (Continued)

14. Segment Reporting (Continued)
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

The accounting policies of the reportable segment are the same as those described in Note 2, Summary of Significant Accounting Policies.
The following table shows the segment revenue, significant segment expenses and net earnings (loss) (dollars in thousands):

	Year Ended December 31,
	2025	2024	2023
Total revenues	$718,952	$661,817	$607,521
Less: Significant Segment Expenses:
Cost of revenues	74,562	77,906	83,779
Selling	209,695	153,105	149,955
Marketing	78,956	74,188	79,231
General and administrative(a)	123,987	94,289	107,175
Acquisition-related expenses(b)	72,925	—	—
Research and development expenses
External development program expenses:
ONAPGO	1,883	1,641	3,825
SPN-820	10,075	27,042	12,311
SPN-817	15,727	9,837	9,397
Qelbree	11,411	15,819	11,101
ZURZUVAE	2,145	—	—
Early-stage programs and other expenses	20,926	16,352	20,467
Total external development program expenses	62,167	70,691	57,101
Internal employee-related expenses	44,068	38,105	34,492
Total research and development expenses	106,235	108,796	91,593
Other segment items(c)	91,142	79,668	94,472
Net earnings (loss)	$(38,550)	$73,865	$1,316
______________________________
(a) Excludes Sage Acquisition expenses which are presented in the separate line item, Acquisition-related expenses, in the table above.

(b) Sage Acquisition related expenses includes primarily transaction costs incurred, post-combination employee-related expenses incurred by the Company, share-based compensation expense for Sage incurred to accelerate the vesting of certain equity awards under the terms of the Merger Agreement, and share-based compensation expense for Sage equity awards that also had a CVR right (accounted for under employee compensation accounting model), which was deemed probable of achievement in the fourth quarter of 2025.

(c) Other segment items include amortization of intangible assets, intangible asset impairment charges, contingent consideration loss (gain), net interest and other income, and income tax expense, whose amounts are disclosed in the consolidated statement of earnings (loss).

Supernus Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements (Continued)
15. Collaboration Agreements
Navitor
See Note 5, Investments, for further details.
Shionogi
The Company is party to a collaboration and license agreement with Shionogi whereby Shionogi is responsible for all clinical development and regulatory filings for zuranolone in MDD and other indications in Japan, the Republic of Korea (South Korea), and Taiwan (together, the Shionogi Territory) and would be responsible for commercialization of zuranolone in the Shionogi Territory, if zuranolone is successfully developed and obtains marketing approval in any of the countries within the Shionogi Territory. Shionogi was required to make an upfront payment to Sage of $90.0 million (prior to our acquisition of Sage), and the Company is eligible to receive additional payments of up to $470.0 million if certain regulatory and commercial milestones are achieved by Shionogi. The potential future milestone payments include up to $40.0 million for the achievement of specified regulatory milestones, up to $30.0 million for the achievement of specified commercialization milestones, and up to $385.0 million for the achievement of specified net sales milestones. The Company is eligible to receive tiered royalties on sales of zuranolone in the Shionogi Territory, if development efforts are successful, with tiers averaging in the low to mid-twenty percent range, subject to other terms of the agreement. As between the Company and Shionogi, the Company maintains exclusive rights to develop and commercialize zuranolone outside of the Shionogi Territory. The upfront cash payment and any payments for milestones and royalties are non-refundable and non-creditable. Due to the uncertainty of pharmaceutical development and the high historical failure rates generally associated with drug development, the Company may not receive any milestone payments or any royalty payments from Shionogi. In the fourth quarter of 2025, Shionogi received approval from the Pharmaceuticals and Medical Devices Agency for the manufacturing and marketing of a product containing zuranolone in Japan for the treatment of MDD. As such, for the year ended December 31, 2025, the Company recognized $15.0 million of licensing revenue related to the achievement of a milestone under its collaboration agreement with Shionogi. No product containing zuranolone is approved for the treatment of MDD in the United States.

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

Biogen

Under the terms of the Biogen Collaboration Agreement, the Company granted Biogen a co-exclusive license to develop and commercialize SAGE-217 products in the U.S., an exclusive license to develop and commercialize SAGE-217 products in all countries of the world other than the U.S. and the Shionogi Territory. The Company refers to the territories outside the U.S. to which Biogen has rights under the Biogen Collaboration Agreement with respect to SAGE-217 as the Biogen Territory.

Development and commercialization activities in the U.S. under the Biogen Collaboration Agreement are conducted pursuant to plans agreed to by the Company and Biogen and overseen by a joint steering committee that consists of an equal number of representatives of each party. The Company and Biogen share equally in the costs for development and commercialization, as well as the profits and losses upon FDA approval and commencement of product sales, in the U.S., subject to the Company’s opt-out right described below. Biogen is solely responsible for all development activities and costs related to any development and commercialization of SAGE-217 products for the Biogen Territory, and the Company will receive royalties on any sales in the Biogen Territory, as mentioned above. Biogen is the principal and records sales of SAGE-217 products globally. The Company is obligated to supply API and bulk drug product for the Biogen Territory and API, bulk drug product and final drug product for the U.S. to support development and commercialization activities. Biogen has the right to assume manufacturing responsibilities for API for the Biogen Territory at any time during the term of the Biogen Collaboration

Supernus Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements (Continued)

15. Collaboration Agreements (Continued)
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

While Biogen is considered the principal in transactions with customers for the sale of ZURZUVAE globally, the Company is also engaged in significant commercialization activities, including maintaining its own U.S. direct sales force. The Company presents its proportionate share of Biogen’s ZURZUVAE sales to customers in the U.S. as Collaboration revenue (ZURZUVAE) within the consolidated statements of earnings (loss). Payments to or reimbursements from Biogen related to the agreement of the parties to share equally in all revenues and costs are accounted for as an increase to Collaboration revenue (ZURZUVAE), an increase to or reduction of Cost of revenues, Research and development expenses, or Selling, general and administrative expenses, in the consolidated statements of earnings (loss), depending on the nature of the activity.

To record its proportionate share of collaboration revenue from Biogen’s sales of ZURZUVAE to customers in the U.S., the Company utilizes certain information from Biogen, including revenue from the sale of the product and associated reserves on revenue.

The following table summarizes the Company’s proportionate share of the activity under the Biogen Collaboration Agreement:

Year ended December 31,
2025
Collaboration revenue (ZURZUVAE)	$52,996
Cost of revenues	1,497
Research and development expenses	(751)
Selling, general and administrative expenses	35,657
Amounts receivable from Biogen related to the Biogen Collaboration Agreement are recorded within Accounts receivable, net on the consolidated balance sheets and were $23.0 million as of December 31, 2025. There were no amounts receivable from Biogen as of December 31, 2024.
16. Composition of Other Balance Sheet Items
The following details the composition of other balance sheet items (dollars in thousands for amounts in tables):
Accounts Receivable, Net
As of December 31, 2025 and December 31, 2024, the Company recorded allowances of approximately $13.5 million and $12.3 million, respectively, for prompt pay discount and contractual service fees paid to the Company's customers. The Company's customers are primarily pharmaceutical wholesalers and distributors and specialty pharmacies. The Company accounts for these prompt pay discount and contractual service fees as reduction to gross product sales at the time of sale. See Note 2, Summary of Significant Accounting Policies - Revenue from Product Sales.

Supernus Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements (Continued)

16. Composition of Other Balance Sheet Items (Continued)
Inventories, net
Inventories consist of the following (dollars in thousands):

	December 31, 2025	December 31, 2024
Raw materials	$31,833	$11,127
Work in process	29,436	26,725
Finished goods	21,116	16,441
Total	$82,385	$54,293
The Company recorded inventory write-offs of $1.9 million, $8.9 million and $8.0 million for the years ended December 31, 2025, 2024 and 2023, respectively. The inventory write-offs are reported on the consolidated statement of earnings (loss) in Cost of revenues.
Inventories, net as reported on the consolidated balance sheets are as follows (dollars in thousands):

	Balance Sheet Classification	December 31, 2025	December 31, 2024

Current inventory	Inventories, net	$82,385	$54,293
Noncurrent inventory	Other assets	30,095	—
Total		$112,480	$54,293
Property and Equipment, net
Property and equipment consist of the following (dollars in thousands):

	December 31, 2025	December 31, 2024
Lab equipment and furniture	$14,041	$13,370
Leasehold improvements	13,052	14,023
Software	871	883
Computer equipment	831	1,112
	28,795	29,388
Less accumulated depreciation and amortization	(18,264)	(17,843)
Total	$10,531	$11,545
Depreciation and amortization expense on property and equipment was approximately $2.1 million, $2.4 million, and $2.5 million for the years ended December 31, 2025, 2024 and 2023, respectively.

Supernus Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements (Continued)

16. Composition of Other Balance Sheet Items (Continued)
Accounts Payable and Accrued Liabilities
Accounts payable and accrued liabilities consist of the following (dollars in thousands):

	December 31, 2025	December 31, 2024
Accrued compensation, benefits, & related accruals	29,446	21,225
Accrued manufacturing expenses	25,608	11,652
Accrued sales & marketing	16,665	11,007
Other accrued expenses	13,090	6,989
Operating lease liabilities, current portion (1)	10,612	6,889
Accrued R&D expenses	7,299	5,898
Accounts payable	2,677	4,587
Accrued royalties (2)	2,403	8,105
Total	$107,800	$76,352

(1) Refer to Note 13, Leases.
(2) Refer to Note 18, Commitments and Contingencies.
Accrued Product Returns and Rebates
Accrued product returns and rebates consist of the following (dollars in thousands):

	December 31, 2025	December 31, 2024
Accrued product rebates	$123,297	$115,330
Accrued product returns	37,800	53,375
Total	$161,097	$168,705

17. Interest Expense
Interest expense consists of the following (dollars in thousands):

	Year Ended December 31,
	2025	2024	2023
Interest expense	$—	$—	$(1,321)
Interest expense on nonrecourse liability related to sale of future royalties	—	—	(562)
Noncash interest expense on debt	—	—	(532)
Total	$—	$—	$(2,415)
Noncash interest expense on debt is related to amortization of deferred financing costs on the 2023 Notes. The Company fully amortized the deferred financing costs on the 2023 Notes in the first quarter of 2023. (see Note 9, Debt).
18. Commitments and Contingencies
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

Supernus Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements (Continued)

18. Commitments and Contingencies (Continued)
Through the USWM Acquisition, the Company acquired licensing agreements with other pharmaceutical companies for APOKYN, ONAPGO, XADAGO, and MYOBLOC. The Company is obligated to pay royalties to third parties, computed as a percentage of net product sales, for each of the products under the respective license agreements. The royalty expense incurred for these acquired products is recognized as Cost of revenues in the consolidated statements of earnings (loss).
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
Claims and Litigation
From time to time, the Company may be involved in various claims, litigation and legal proceedings. These matters may involve patent litigation, product liability and other product-related litigation, commercial and other matters, and government investigations, among others. On a quarterly basis, the Company reviews the status of each significant matter and assesses its potential financial exposure. If the potential loss from any claim, asserted or unasserted, or legal proceeding is considered probable and the amount can be reasonably estimated, the Company will accrue a liability for the estimated loss. Because of uncertainties related to claims, legal proceedings and litigation, accruals will be based on the Company's best estimates based on available information. The Company does not believe that any of these matters will have a material adverse effect on its financial position. The Company may reassess the potential liability related to these matters and may revise these estimates. The process of resolving matters through litigation or other means is inherently uncertain and it is possible that an unfavorable resolution of these matters will adversely affect the Company, its results of operations, financial condition and cash flows.
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

Supernus Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements (Continued)

18. Commitments and Contingencies (Continued)
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
APOKYN Litigation
On October 3, 2022, Sage Chemical, Inc. and TruPharma, LLC filed a lawsuit in the United States District Court for the District of Delaware alleging that Supernus Pharmaceuticals, Inc., Britannia Pharmaceuticals Limited (Britannia), and US WorldMeds Partners, LLC (US WorldMeds) violated state and federal antitrust law in connection with APOKYN® (apomorphine HCl). On October 16, 2022, Plaintiffs amended their complaint to add additional defendants MDD US Enterprises, LLC, MDD US Operations, LLC (each a subsidiary of Supernus Pharmaceuticals, Inc.), USWM, LLC (USWM), and individual defendants Paul Breckinridge Jones, Sr., Herbert Lee Warren, Jr., Henry Van Den Berg, and Kristin L. Gullo. On January 10, 2023, Defendants filed an Omnibus Motion to Dismiss the Amended Complaint seeking dismissal of each of Plaintiffs’ claims and the lawsuit in its entirety and US WorldMeds with USWM, Britannia, and the group of individual defendants each filed separate motions to dismiss. On May 9, 2024, and May 28, 2024, respectively, the Court denied the Defendants’ omnibus motion and the Britannia motion to dismiss. On May 31, 2024, and June 4, 2024, respectively, the Court granted the individual defendants’ motion to dismiss and the US WorldMeds and USWM motion to dismiss. On December 6, 2024, Plaintiffs filed a second amended complaint, which added US WorldMeds and USWM back to the case. The Court ordered on February 3, 2026, that case dispositive and Daubert motions briefing would begin on June 9, 2026, with a hearing scheduled for September 18, 2026, pretrial conference set for January 15, 2027, and trial beginning January 25, 2027.
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

Supernus Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements (Continued)

18. Commitments and Contingencies (Continued)
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
Consolidated Derivative Litigations
On March 26, 2025, plaintiff shareholder Qingping Zhu commenced derivative litigation in the Southern District of New York, purportedly on behalf of Sage, against sixteen current and former officers and directors of Sage (the Zhu Derivative Litigation). Based significantly on the allegations underlying the Securities Class Action, the Zhu Derivative Litigation alleges violations of Section 14(a) of the Exchange Act and Rule 14a-9 promulgated thereunder, breaches of fiduciary duty, unjust enrichment, and waste of corporate assets, and seeks unspecified damages and various equitable relief. On April 14, 2025, the Southern District of New York granted a stay of the Zhu Derivative Litigation pending the resolution of the motion to dismiss the amended complaint in the Securities Class Action.
On May 13, 2025, plaintiff shareholder Jurgen Matton commenced derivative litigation in the Southern District of New York, purportedly on behalf of Sage Therapeutics, against sixteen current and former officers and directors of Sage Therapeutics (the Matton Derivative Litigation). Based significantly on the allegations underlying the Securities Class Action, the Matton Derivative Litigation alleges violations of Section 14(a) of the Exchange Act and Rule 14a-9 promulgated thereunder, breaches of fiduciary duty, unjust enrichment, and waste of corporate assets, and seeks unspecified damages and various equitable relief.
On May 22, 2025, plaintiff shareholder Joseph Pizzelanti commenced derivative litigation in the Southern District of New York, purportedly on behalf of Sage Therapeutics, against sixteen current and former officers and directors of the Company (the Pizzelanti Derivative Litigation). Based significantly on the allegations underlying the Securities Class Action, the Pizzelanti Derivative Litigation alleges violations of Section 14(a) of the Exchange Act and Rule 14a-9 promulgated thereunder, breaches of fiduciary duty, unjust enrichment, and waste of corporate assets, and seeks unspecified damages and various equitable relief.
On June 20, 2025, Sage, along with other relevant parties, submitted for the Southern District of New York’s approval of a consolidation of the Zhu Derivative Litigation with the Matton Derivative Litigation and the Pizzelanti Derivative Litigation and the court approved such consolidation (the Consolidated Derivative Litigation).
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
19. Subsequent Event
On January 22, 2026, the Company entered into a First Amendment (Amendment) to the Agreement and Plan of Merger dated September 12, 2018, with former Biscayne security holders. The Amendment relates to the timing and payment of certain milestones under the Biscayne merger agreement. The Company agreed to pay former Biscayne security holders $10.0 million by June 30, 2026.

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
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures required by Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act has been appropriately recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosure. We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2025, the end of the period covered by this report. Based on that evaluation, under the supervision and with the participation of our management, including our CEO and CFO, we concluded that our disclosure controls and procedures were effective as of December 31, 2025.
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
The Company acquired Sage Therapeutics, Inc. on July 31, 2025 and management excluded from its assessment of internal control over financial reporting as of December 31, 2025, Sage Therapeutics, Inc.’s internal control over financial reporting associated with 9% of total revenues and 7% of the total assets included in the consolidated financial statements of the Company as of and for the year ended December 31, 2025.
Under the supervision and with the participation of our management, including our CEO and CFO, and under the oversight of our Board of Directors, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2025 based on criteria related to internal control over financial reporting described in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO 2013 Framework).
Based on management's assessment using the criteria set forth above, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2025.
Our independent registered public accounting firm KPMG LLP, who audited our consolidated financial statements included in this Annual Report on Form 10-K, issued an opinion on the effectiveness of the Company’s internal control over financial reporting. KPMG LLP’s report is included in this Annual Report on Form 10-K.
Changes in Internal Control over Financial Reporting
Our management, including our CEO and CFO, evaluated changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2025.

In 2025, we began the process to integrate the financial reporting systems and processes of the business acquired through the Sage Therapeutics, Inc. acquisition into ours. During the phased implementation of the integration, we experienced certain changes to our processes and procedures, which, in turn, result in changes to our internal control over financial reporting. Other than the implementation of 1) controls related to the accounting of the Sage Acquisition, 2) integration of the Sage business, and 3) the related financial statement reporting, there have been no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
There were no other changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rule 13a-15 that occurred during the quarter ended December 31, 2025, that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B.     OTHER INFORMATION.
Insider Trading Arrangements and Policies
The table below lists the insider trading arrangements adopted or terminated during the fourth quarter of 2025.

Name and Title of Director or Officer	Rule 10b5-1 Trading Arrangement(1)	Trading Arrangement Adopted or Terminated	Date of Adoption or Termination	Duration of Trading Arrangement	Aggregate Number of Securities to be Purchased Pursuant to Trading Arrangement	Aggregate Number of Securities to be Sold Pursuant to Trading Arrangement
Jack Khattar President, Chief Executive Officer and Director	Yes	Adopted	December 12, 2025	First Transaction Date through February 22, 2029	—	322,500(2)(3)
Padmanabh Bhatt SVP, Chief Scientific Officer, Intellectual Property	Yes	Adopted	December 15, 2025	First Transaction Date through May 31, 2026	—	107,250(2)
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
(3) This includes 35,000 sale of common stock which are indirectly beneficially owned by Jack Khattar through the KBT Trust.

PART III
ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
The information required by this item is incorporated by reference to the similarly named section of our Proxy Statement for our 2026 Annual Meeting to be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2025.
ITEM 11.     EXECUTIVE COMPENSATION.
The information required by this item is incorporated by reference to the similarly named section of our Proxy Statement for our 2026 Annual Meeting to be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2025.
ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by Item 201(d) of Regulation S-K is set forth below. The remainder of the information required by this Item 12 is incorporated by reference to our definitive proxy statement for our 2026 Annual Meeting to be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2025.
The following table shows the number of securities that may be issued pursuant to our equity compensation plans (including individual compensation arrangements) as of December 31, 2025:
Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)	Weighted-average exercise price of outstanding options, warrants and rights(1)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column(2))
Equity compensation plans approved by security holders	6,343,009	$32.63	3,008,901
Equity compensation plans not approved by security holders	—	—	—
Total	6,343,009	$32.63	3,008,901
________________________________________
(1)The securities that may be issued are shares of the Company's Common Stock, issuable upon conversion of outstanding stock options.
(2)The securities that remain available for future issuance are issuable pursuant to the 2021 Equity Incentive Plan.
ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
The information required by this item is incorporated by reference to the similarly named section of our Proxy Statement for our 2026 Annual Meeting to be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2025.
ITEM 14.     PRINCIPAL ACCOUNTING FEES AND SERVICES.
The information required by this item is incorporated by reference to the similarly named section of our Proxy Statement for our 2026 Annual Meeting to be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2025.

PART IV
ITEM 15.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES.
(a)(1)    Index to consolidated Financial Statements
The Financial Statements listed in the Index to consolidated Financial Statements are filed as part of this Annual Report on Form 10-K. See Part II, Item 8—Financial Statement and Supplementary Data.
(a)(2)    Financial Statement Schedules
Other financial statement schedules for the years ended December 31, 2025 and 2024 have been omitted since they are either not required, not applicable, or the information is otherwise included in the consolidated financial statements or the notes to consolidated financial statements.
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

10.17	*+
Second Amendment to Amended and Restated Employment Agreement, dated March 2, 2016, by and between Supernus Pharmaceuticals, Inc. and Jack Khattar (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on March 4, 2016, File No. 001-35518).

10.18	†*
Settlement Agreement, dated October 14, 2015, by and between Supernus Pharmaceuticals, Inc., Par Pharmaceutical Companies, Inc., and Par Pharmaceutical, Inc. (incorporated by reference to Exhibit 10.36 to the Company's Annual Report on Form 10-K for the period ended December 31, 2015, filed on March 9, 2016, File No. 001-35518).

10.19	*+
Supernus Pharmaceuticals, Inc. Third Amended and Restated 2012 Equity Incentive Plan (incorporated by reference to Appendix A to the Company's Proxy Statement on Form DEF 14A, filed on April 27, 2018, File No. 001-35518).

Exhibit Number		Description
10.20	*+
Supernus Pharmaceuticals, Inc. Second Amended and Restated 2012 Employee Stock Purchase Plan (incorporated by reference to Appendix B to the Company's Proxy Statement on Form DEF 14A, filed on April 19, 2016, File No. 001-35518).

10.21	†*
Settlement Agreement, dated March 6, 2017, by and between Supernus Pharmaceuticals, Inc., Zydus Pharmaceuticals (USA) Inc., and Cadila Healthcare Limited (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2017, filed on May 9, 2017, File No. 001-35518).

10.22	†*
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

10.24	*+
Third Amendment to Amended and Restated Employment Agreement, dated May 8, 2018, between Supernus Pharmaceuticals,  Inc. and Jack Khattar (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on May 11, 2018, File No. 001-35518).

10.25	*
Lease Agreement, dated January 31, 2019, between Advent Key West, LLC and Supernus Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on February 5, 2019, File No. 001-35518).

10.26	*
Form of Performance Share Unit Award Agreement, issued under the Amended and Restated Stock Incentive Plan, (incorporated by reference to Exhibit 10.2 to the Form 8-K filed on February 27, 2020, File No. 001-35518).

10.27	††#*
Development and Option Agreement, dated April 21, 2020, by and between Navitor Pharmaceuticals, Inc. and Supernus Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.1 to the Form 10-Q filed on August 17, 2020, File No. 001-35518).

10.28	††#*
Amended and Restated Distribution, Development, Commercialization and Supply Agreement, dated January 15, 2016, by and between Britannia Pharmaceuticals Limited and US WorldMeds, LLC (incorporated by reference to Exhibit 10.2 to the Form 10-Q filed on August 17, 2020, File No. 001-35518).

10.29	††*
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

10.31	††*	Letter Agreement Re: Exclusive Supply of Pens, effective September 23, 2019 (incorporated by reference to Exhibit 10.5 to the Form 10-Q filed on August 17, 2020, File No. 001-35518).

10.32	††+*	Offer Letter to Timothy C. Dec (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on July 29, 2021, File No. 001-35518).

Exhibit Number		Description

10.33	††*
Commercial Supply Agreement, dated May 12, 2021, by and between Supernus Pharmaceuticals, Inc. and Catalent Pharma Solutions, LLC (incorporated by reference to Exhibit 10.1 to the Form 10-Q filed on August 6, 2021, File No. 001-35518).

10.34	††*
API Supply Agreement, dated July 13, 2021, by and between Supernus Pharmaceuticals, Inc. and Bachem Americas, Inc. (incorporated by reference to Exhibit 10.2 to the Form 10-Q filed on August 6, 2021, File No. 001-35518).

10.35	+*
Form of Time-Based Incentive Stock Option Agreement, for awards issued before 2024 under the Supernus Pharmaceuticals, Inc. 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to the Form 10-Q filed on August 6, 2021, File No. 001-35518).

10.36	*+
Form of Time-Based Incentive Stock Option Agreement, for awards issued after 2023 under the Supernus Pharmaceuticals, Inc. 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.38 to the Form 10-K filed on February 27, 2024, File No. 001-35518).

10.37	+*
Form of Non-Statutory Time-Based Stock Option Agreement, for awards issued before 2024 under the Supernus Pharmaceuticals, Inc. 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.4 to the Form 10-Q filed on August 6, 2021, File No. 001-35518).

10.38	*+
Form of Non-Statutory Time-Based Stock Option Agreement, for awards issued after 2023 under the Supernus Pharmaceuticals, Inc. 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.40 to the Form 10-K filed on February 27, 2024, File No. 001-35518).

10.39	+*
Form of Restricted Stock Unit Award Agreement, for awards issued before 2024 under the Supernus Pharmaceuticals, Inc. 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.5 to the Form 10-Q filed on August 6, 2021, File No. 001-35518).

10.40	*+
Form of Restricted Stock Unit Award Agreement, for awards issued after 2023 under the Supernus Pharmaceuticals, Inc. 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.42 to the Form 10-K filed on February 27, 2024, File No. 001-35518).

10.41	+*
Form of Performance Share Unit Award Agreement, for awards issued before 2024 under the Supernus Pharmaceuticals, Inc. 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.6 to the Form 10-Q filed on August 6, 2021, File No. 001-35518).

10.42	*+
Form of Performance Share Unit Award Agreement, for awards issued during 2024 under the Supernus Pharmaceuticals, Inc. 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.44 to the Form 10-K filed on February 27, 2024, File No. 001-35518).

10.43	††*
Amendment to Deed of Lease, August 23, 2021, by and between Supernus Pharmaceuticals, Inc. and Key West MD Owner, LLC (incorporated by reference to Exhibit 10.1 to the Form 10-Q filed on November 5, 2021, File No. 001-35518).

10.44	††*
Amended and Restated API Supply Agreement by and between Adamas Pharma, LLC and Moehs Ibérica, S.L. (incorporated by reference to Exhibit 10.2 to the Form 10-Q filed by Adamas Pharmaceuticals, Inc. on November 2, 2017, File No. 001-36399).

10.45	††
Settlement Agreement, dated as of December 31, 2022, by and between Supernus Pharmaceuticals, Inc., Zydus Pharmaceuticals (USA) Inc. and Zydus Lifesciences Limited. (incorporated by reference to Exhibit 10.71 to the Form 10-K filed on March 9, 2023, File No. 001-35518).

Exhibit Number		Description
10.46	††*
Settlement Agreement, dated as of June 21, 2023, by and between Supernus Pharmaceuticals, Inc. with Apotex Inc. and Apotex Corp (incorporated by reference to Exhibit 10.48 to the Form 10-K filed on February 27, 2024, File No. 001-35518).

10.47	††*
Credit Line Agreement between UBS Bank USA and Supernus Pharmaceuticals, Inc. dated as of February 8, 2023 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on February 14, 2023, File No. 001-35518).

10.48	*+
Form of Performance Share Unit Award Agreement, for awards issued after 2024 under the Supernus Pharmaceuticals, Inc. Amended and Restated 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company's Form 8-K filed on February 24, 2025, File No. 001-35518)

10.49	††*
Settlement Agreement, dated as of April 30, 2024, by and between Supernus Pharmaceuticals, Inc. and Ascent Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on August 6, 2024).

10.50	*
Contingent Value Rights Agreement, dated as of October 28, 2021, by and between Supernus Pharmaceuticals, Inc. and American Stock Transfer & Trust Company, LLC. (incorporated by reference to Index No. (d)(2)* to the Form SC TO-T/A filed on November 23, 2021, File No. 005-88106).

10.51	††*
First Amendment to Agreement and Plan of Merger, dated as of January 22, 2026, by and among Supernus Pharmaceuticals, Inc. and Reich Consulting Group, Inc. (incorporated by reference to Exhibit 10.01 to the Company’s Form 8-K filed on January 28, 2026, File No. 001-35518).

10.52	*
Fifth Amendment to the Amended and Restated Employment Agreement, dated July 10, 2025, by and between the Registrant and Jack Khattar (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q filed on August 5, 2025).

10.53	*	Form of Amended and Restated Executive Retention Agreement dated June 6, 2025 (incorporated by reference to Exhibit 10.2 to the Company's Form 10-Q filed on August 5, 2025).

10.54	*
Contingent Value Rights Agreement, dated July 30, 2025, by and among Supernus Pharmaceuticals, Inc. and Equiniti Trust Company, LLC (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on July 31, 2025, File No. 001-35518).

10.55	††*
Agreement and Plan of Merger, dated June 13, 2025, by and among Supernus Pharmaceuticals, Inc. and Sage Therapeutics, Inc. and Saphire Inc. (incorporated by reference to Exhibit 2.1 to the Company's Form 8-K filed on June 16, 2025 File No. 001-35518)

14	*	Code of Ethics (incorporated by reference to Exhibit 14 to the Company's Form 8-K filed on December 20, 2024, File No. 001-35518).

19	*	Policy Statement on Securities Trades by Directors, Officers, and Employees. (incorporated by reference to Exhibit 19 to the Form 10-K filed on February 27, 2024, File No. 001-35518).

21	**	Subsidiaries of the Registrant.

23.1	**	Consent of KPMG LLP.

31.1	**	Certification of Chief Executive Officer.

Exhibit Number		Description
31.2	**	Certification of Chief Financial Officer.

32.1	**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350

32.2	**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350

97	**	Incentive Compensation Recoupment Policy.

101	**
The following financial information from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2025, formatted in Inline XBRL: (i) Cover Page; (ii) Consolidated Statement of Earnings (Loss); (iii) Consolidated Statement of Comprehensive Earnings (Loss); (iv) Consolidated Balance Sheets; (v) Consolidated Statements of Equity; (vi) Consolidated Statements of Cash Flows; and (vii) the Notes to Consolidated Financial Statements, tagged in summary and detail.

104	**	The Cover Page of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2025, formatted in Inline XBRL (included with the Exhibit 101 attachments).
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
Date: March 2, 2026
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and the dates indicated below:

Signature	Title	Date

/s/ JACK A. KHATTAR	President and Chief Executive Officer and Director (Principal Executive Officer)	March 2, 2026

/s/ TIMOTHY C. DEC	Senior Vice-President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 2, 2026

/s/ CHARLES W. NEWHALL, III.	Director and Chairman of the Board	March 2, 2026

/s/ CARROLEE BARLOW, M.D., PH.D.	Director	March 2, 2026

/s/ GEORGES GEMAYEL, PH.D.	Director	March 2, 2026

/s/ FREDERICK M. HUDSON	Director	March 2, 2026

/s/ BETHANY SENSENIG	Director	March 2, 2026