Form 10-Q
period 2026-03-31
SUPERNUS PHARMACEUTICALS, INC.
filed 2026-05-05
CIK 1356576

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☒ No
Securities registered pursuant to Section 12(b) of the Exchange Act

Title of each class	Outstanding at April 28, 2026	Trading Symbol	Name of each exchange on which registered
Common Stock, $0.001 par value per share	58,039,721	SUPN	The Nasdaq Global Market

SUPERNUS PHARMACEUTICALS, INC.
FORM 10-Q — QUARTERLY REPORT
FOR THE QUARTERLY PERIOD ENDED March 31, 2026

PART I — FINANCIAL INFORMATION

Supernus Pharmaceuticals, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)

	March 31,	December 31,
	2026	2025
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$184,869	$128,448
Marketable securities	199,372	180,222
Accounts receivable, net	182,183	187,802
Inventories, net	87,062	82,385
Prepaid expenses and other current assets	78,094	65,325
Total current assets	731,580	644,182
Restricted cash	1,450	1,450
Property and equipment, net	10,042	10,531
Intangible assets, net	549,712	569,456
Goodwill	120,668	124,882
Deferred income tax assets, net	30,820	38,351
Other assets	56,453	63,796
Total assets	$1,500,725	$1,452,648

Liabilities and stockholders' equity
Current liabilities
Accounts payable and accrued liabilities	$101,244	$107,800
Accrued product returns and rebates	189,720	161,097
Contingent consideration, current portion	—	31,052
Other current liabilities	82,965	38,222
Total current liabilities	373,929	338,171
Contingent consideration, long-term	206	206
Operating lease liabilities, long-term	30,267	30,365
Other liabilities	19,518	22,192
Total liabilities	423,920	390,934

Commitments and contingencies (Note 17)

Stockholders' equity
Common stock, $0.001 par value; 130,000,000 shares authorized; 58,039,721 and 57,457,462 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	58	57
Additional paid-in capital	561,419	543,825
Accumulated other comprehensive loss, net of tax	(255)	(44)
Retained earnings	515,583	517,876
Total stockholders' equity	1,076,805	1,061,714
Total liabilities and stockholders' equity	$1,500,725	$1,452,648

See accompanying notes.

Supernus Pharmaceuticals, Inc.
Condensed Consolidated Statements of Loss
(in thousands, except share and per share data)

	Three Months Ended March 31,
	2026	2025
	(unaudited)
Revenues
Net product sales	$150,753	$141,988
Collaboration revenue (ZURZUVAE)	27,643	—
Royalty, licensing, and other revenues	29,309	7,836
Total revenues	207,705	149,824

Costs and expenses
Cost of revenues(a)	23,391	15,763
Research and development	39,438	26,927
Selling, general and administrative	125,173	89,944
Amortization of intangible assets	25,644	19,786
Contingent consideration loss	2,391	7,660
Total costs and expenses	216,037	160,080

Operating loss	(8,332)	(10,256)

Other income (expense)
Interest and other income, net	2,382	4,425
Total other income (expense), net	2,382	4,425

Loss before income taxes	(5,950)	(5,831)

Income tax expense (benefit)	(3,657)	5,996
Net loss	$(2,293)	$(11,827)

Loss per share
Basic	$(0.04)	$(0.21)
Diluted	$(0.04)	$(0.21)

Weighted average shares outstanding
Basic	57,647,548	55,864,692
Diluted	57,647,548	55,864,692
_____________________________
(a) Excludes amortization of intangible assets

See accompanying notes.

Supernus Pharmaceuticals, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)

	Three Months Ended March 31,
	2026	2025
	(unaudited)
Net loss	$(2,293)	$(11,827)
Other comprehensive gain (loss)
Unrealized gain (loss) on marketable securities, net of tax	(211)	30
Other comprehensive gain (loss)	(211)	30
Comprehensive loss	$(2,504)	$(11,797)

See accompanying notes.

Supernus Pharmaceuticals, Inc.
Condensed Consolidated Statements of Changes in Stockholders' Equity
(unaudited, in thousands, except share data)

j	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders' Equity
	Shares	Amount
Balance, December 31, 2025	57,457,462	$57	$543,825	$(44)	$517,876	$1,061,714
Share-based compensation expense related to employee stock purchase plan and share-based awards	—	—	8,480	—	—	8,480
Issuance of common stock related to employee stock purchase plan and share-based awards, net of taxes withheld	582,259	1	9,114	—	—	9,115
Net loss	—	—	—	—	(2,293)	(2,293)
Unrealized loss on marketable securities, net of tax	—	—	—	(211)	—	(211)
Balance, March 31, 2026	58,039,721	$58	$561,419	$(255)	$515,583	$1,076,805

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders' Equity
	Shares	Amount
Balance, December 31, 2024	55,743,095	$56	$479,440	$(189)	$556,426	$1,035,733
Share-based compensation expense related to employee stock purchase plan and share-based awards	—	—	8,068	—	—	8,068
Issuance of common stock related to employee stock purchase plan and share-based awards, net of taxes withheld	246,153	—	(1,299)	—	—	(1,299)
Net loss	—	—	—	—	(11,827)	(11,827)
Unrealized gain on marketable securities, net of tax	—	—	—	30	—	30
Balance, March 31, 2025	55,989,248	$56	$486,209	$(159)	$544,599	$1,030,705

See accompanying notes.

Supernus Pharmaceuticals, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)

	Three Months Ended March 31,
	2026	2025
	(unaudited)
Cash flows from operating activities
Net loss	$(2,293)	$(11,827)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	26,132	20,383
Amortization of premium/discount on marketable securities	(192)	(1,074)
Change in fair value of contingent consideration	2,391	7,660
Realized loss (gain) from sale of marketable securities	(21)	9
Share-based compensation expense	8,480	8,068
Deferred income tax expense (benefit)	5,916	(3,990)
Noncash lease expense	2,258	1,341
Inventory valuation write-down	1,815	547
Payment of contingent consideration	—	(4,900)
Other noncash adjustments, net	284	476
Changes in operating assets and liabilities:
Accounts receivable	5,619	(3,563)
Inventories	(105)	4,731
Prepaid expenses and other assets	(12,432)	7,372
Accrued product returns and rebates	28,623	1,428
Accounts payable and other liabilities	49	3,938
Net cash provided by operating activities	66,524	30,599

Cash flows from investing activities
Purchases of marketable securities	(78,438)	(118,557)
Maturities of marketable securities	59,220	156,201
Purchases of property and equipment	—	(327)
Net cash provided by (used in) investing activities	(19,218)	37,317

Cash flows from financing activities
Proceeds from issuance of common stock	13,670	2,042
Employee taxes paid related to net share settlement of equity awards	(4,555)	(3,341)
Payment of contingent consideration	—	(20,100)
Net cash provided by (used in) financing activities	9,115	(21,399)
Net change in cash, cash equivalents, and restricted cash	56,421	46,517
Cash and cash equivalents at beginning of year	129,898	69,331
Cash, cash equivalents, and restricted cash at end of year	$186,319	$115,848

Reconciliation of cash, cash equivalents, and restricted cash reported in the condensed consolidated balance sheets
Cash and cash equivalents	$184,869	$115,848
Restricted cash	1,450	—
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$186,319	$115,848

Supplemental cash flow information
Cash paid (refund received) for income taxes	$(412)	$274

See accompanying notes.

Supernus Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
1.    Business Organization
Supernus Pharmaceuticals, Inc. (the Company, see Consolidation in Note 2, Summary of Significant Accounting Policies) is a biopharmaceutical company focused on developing and commercializing products for the treatment of central nervous system (CNS) diseases. The Company's diverse neuroscience portfolio includes approved treatments for attention-deficit hyperactivity disorder (ADHD), dyskinesia in Parkinson's Disease (PD) patients receiving levodopa-based therapy, hypomobility in PD, postpartum depression (PPD), epilepsy, migraine, cervical dystonia, and chronic sialorrhea. The Company is developing a broad range of novel CNS product candidates including new potential treatments for epilepsy, depression, attention deficit hyperactivity disorder (ADHD), and other CNS disorders.
The Company has nine commercial products that it markets in the United States (U.S.): Qelbree®, GOCOVRI®, Oxtellar XR®, Trokendi XR®, APOKYN®, XADAGO®, MYOBLOC®, ONAPGOTM (formerly known as SPN-830), and ZURZUVAE® (acquired through the acquisition of Sage Therapeutics, Inc.). The Company does not directly market its products outside the U.S.
2.    Summary of Significant Accounting Policies
Basis of Presentation
The Company's unaudited condensed consolidated financial statements have been prepared in accordance with the requirements of the U.S. Securities and Exchange Commission (SEC) for interim financial information. As permitted under Generally Accepted Accounting Principles in the United States (U.S. GAAP), certain notes and other information have been omitted from the interim unaudited condensed consolidated financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these unaudited condensed consolidated financial statements should be read in conjunction with the Company's most recent Annual Report on Form 10-K, for the year ended December 31, 2025, filed with the SEC.
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
Reclassifications
The prior year amounts related to the captions Noncash lease expense and Realized loss (gains) from sales of marketable securities have been reclassified from the caption Other noncash adjustments, net in the condensed consolidated statements of cash flows to conform to current year presentation. The reclassifications did not affect the other condensed consolidated financial statements.
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
Collaborative Arrangements
The Company has a collaboration agreement with Biogen (Biogen Collaboration Agreement) for the co-commercialization of ZURZUVAE in the U.S. ZURZUVAE is approved for the treatment of PPD in the U.S. ZURZUVAE is not approved for the treatment of Major Depressive Disorder (MDD) in the U.S.
The Company also has a collaboration agreement with Shionogi & Co., Ltd. (Shionogi) (Shionogi Collaboration Agreement) whereby the Company is entitled to receive royalties and milestone payments upon achievement of certain milestones related to the sale of zuranolone for the treatment of MDD in Japan, Taiwan and South Korea (the Shionogi Territory).
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
For those elements of the arrangement that are accounted for pursuant to ASC 606, the Company performs the five-step model under ASC 606 as noted above to determine the appropriate amount of revenue to be recognized as it fulfills its obligations under each of its agreements and presents the arrangement as Royalty, licensing and other revenue or Collaboration revenue (ZURZUVAE) in the condensed consolidated statements of loss.
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
The Company applies ASC 808 and ASC 606 to the following collaboration agreements:
•Biogen - The Company has a collaboration agreement with Biogen for the co-commercialization of ZURZUVAE in the U.S. Revenues from the Biogen Collaboration Agreement include the Company’s share of ZURZUVAE revenues as that element of the agreement is accounted for under ASC Topic 808. The Company reports as Collaboration revenue (ZURZUVAE) its share of ZURZUVAE revenues, which is 50% of total net revenue recorded by Biogen for ZURZUVAE in the U.S.
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
The Company assessed the above promises at contract inception and determined that the co-exclusive license for SAGE-217 products in the U.S. is reflective of a vendor-customer relationship and therefore represent performance obligations within the scope of ASC 606. The co-exclusive license for SAGE-217 products in the U.S. is considered functional intellectual property and distinct from other promises under the contract. The exclusive license for SAGE-217 products in the Biogen Territory is considered a functional license that is distinct in the context of the Biogen Collaboration Agreement as Biogen can benefit from the license on its own or together with other readily available resources. As the co-exclusive license in the U.S. and the exclusive license in the Biogen Territory are delivered at the same time, they are considered one performance obligation at contract inception. The commercial manufacturing supply of API and bulk drug product for SAGE-217 products for the Biogen Territory, as well as in the U.S., are considered distinct in the context of the Biogen Collaboration Agreement as Biogen can benefit from the manufacturing services together with the licenses transferred by the Company at the inception of the Biogen Collaboration Agreement. Therefore, each represents a separate performance obligation within a contract with a customer under the scope of ASC 606 at contract inception. Accordingly, the transactions are recorded in Royalty, licensing, and other revenues.
•Shionogi - The Company also has a collaboration agreement with Shionogi whereby the Company is entitled to receive royalties and milestone payments upon achievement of certain milestones. The Shionogi Collaboration Agreement also includes arrangement for the supply of drug product for Shionogi’s clinical trials. The Company concluded that Shionogi meets the definition of a customer because the Company is delivering intellectual property and know-how rights for the zuranolone program in support of territories in which the parties are not jointly sharing the risks and rewards. In addition, the Company determined that the Shionogi Collaboration Agreement met the requirements to be accounted for as a contract, including that it is probable that the Company will collect the consideration to which the Company is entitled in exchange for the goods or services that will be delivered to Shionogi. The Company assessed the promises at contract inception and determined that the license to zuranolone and supply of products to Shionogi are reflective of a vendor-customer relationship and therefore represent performance obligations within the scope of ASC 606.
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
The Company incurred $27.4 million and $26.1 million in advertising expense for the three months ended March 31, 2026 and March 31, 2025, respectively. These expenses are recorded as a component of Selling, general and administrative expenses in the unaudited condensed consolidated statement of loss.

In addition, under the collaboration agreement with Biogen, the Company and Biogen equally share in the costs of development and commercialization of ZURZUVAE. Commercial activities under the collaboration agreement may include advertising expenses. The Company's proportionate share of the costs of commercial activities under the collaboration agreement is recorded as a component of Selling, general and administrative expenses in the unaudited condensed consolidated statement of loss. Refer to Note 15, Collaboration Agreements.
Insurance Recoveries
The Company has several policies with third-party insurers that provide for the recovery of certain costs incurred by the Company. The Company records its rights to insurance recoveries as a receivable when the respective costs are reimbursable under applicable insurance policies, it is probable that such costs will be reimbursed, and reimbursement can be reasonably estimated. As such, the Company estimates the percentage of costs that will be reimbursed by the insurance provider to determine the proper amount to record for the insurance receivable.
Insurance recoveries recognized are recorded as a reduction to Selling, general and administrative expenses. The Company had $1.5 million and $4.4 million of insurance recoveries during the three months ended March 31, 2026 and 2025, respectively. Insurance receivable was $1.9 million and $1.8 million as of March 31, 2026 and December 31, 2025, respectively.
Recently Issued Accounting Pronouncements
New Accounting Pronouncements Not Yet Adopted
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
3. Sage Acquisition

On July 31, 2025 (the Sage Closing Date), the Company completed its acquisition of all the outstanding equity of Sage Therapeutics, Inc. (Sage) pursuant to the Merger Agreement dated June 13, 2025 (the Sage Acquisition). Under the terms of the Merger Agreement, the Company commenced a tender offer to acquire all outstanding shares of Sage, par value $0.0001 per share (the Shares and each, a Share), at an offer price of (i) $8.50 per share in cash, less any applicable withholding taxes and without interest (the Cash Amount; an aggregate of approximately $561 million), plus (ii) one contingent value right per Share (the "CVR"; an aggregate of approximately $234 million, subject to the achievement of specific contingencies), which represents the right to receive up to $3.50, which is governed by the terms of a contingent value rights agreement entered into between the Company and CVR Agent (the Sage CVR Agreement), in cash, less any applicable withholding taxes and without interest. The transaction provides Supernus with the right to develop and market ZURZUVAE® (zuranolone) capsules, the first and only U.S. Food and Drug Administration (FDA)-approved oral medicine indicated for the treatment of adults with postpartum depression and a late-stage product candidate.

Contingent payments of up to $234 million are due to the sellers upon the achievement of certain milestones related to the development and commercial sale of ZURZUVAE. The possible outcomes for the contingent consideration range from $0 to $234 million on an undiscounted basis as of the Sage Closing Date. See Note 7, Contingent Consideration, for further discussion.

The acquisition is being accounted for as a business combination under the acquisition method of accounting, in accordance with ASC 805, Business Combinations. The excess of the purchase price over the fair value of the net assets acquired was recorded as goodwill. The estimated fair values of the assets acquired and liabilities assumed, including goodwill, have been included in the Company's condensed consolidated financial statements since the Sage Closing Date.

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

The Company expects to finalize its purchase price allocation within one year of the Sage Closing Date. In addition, the Company continues to analyze and assess relevant information necessary to determine, recognize, and record at fair value the assets acquired and liabilities assumed in the following areas: intangible assets and tax assets and liabilities. The activities the Company is currently undertaking, include but are not limited to the following: review of contracts, review of tax positions and other tax-related matters. Further, the Company is in the process of obtaining input from third party valuation firms with respect to the fair value of the acquired intangible assets and other information necessary to record and measure the assets acquired and liabilities assumed. Accordingly, the preliminary recognition and measurement of assets acquired and liabilities assumed as of the Sage Closing Date are subject to change.

The following preliminary purchase price allocation table presents the Company' preliminary estimates of the fair value of assets acquired and liabilities assumed as of the Sage Closing Date (unaudited, dollars in thousands):

	As Initially Reported (a)	Measurement Period Adjustments (b)	As Adjusted
Cash and cash equivalents	$243,197	—	243,197
Marketable securities	93,181	—	93,181
Accounts receivable, net	23,291	—	23,291
Inventories, net (c)	50,714	1,897	52,611
Prepaid expenses and other current assets (c)	18,674	(2,094)	16,580
Restricted cash	1,450	—	1,450
Operating lease asset (d)	5,630	(520)	5,110
Intangible assets (e)	166,500	(23,600)	142,900
Deferred income tax assets, net (f)	—	46,698	46,698
Other assets	1,102	—	1,102
Total fair value of assets acquired	603,739	22,381	626,120
Accounts payable and accrued liabilities	44,232	—	44,232
Other liabilities (g)	—	23,969	23,969
Operating lease liability	12,380	—	12,380
Total fair value of liabilities assumed	56,612	23,969	80,581
Total identifiable net assets	547,127	(1,588)	545,539
Goodwill	2,061	1,588	3,649
Total purchase price	$549,188	$—	$549,188

Cash consideration paid for Sage's common stock	$533,667	$—	$533,667
Cash consideration paid for cash settlement of Sage's equity awards	4,073	—	4,073
Fair value of contingent consideration	11,448	—	11,448
Total purchase price	$549,188	$—	$549,188
______________________________
(a) Amounts were initially reported within the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, filed with the SEC on November 6, 2025.
(b) Measurement period adjustments reflect changes based on information related to the facts and circumstances that existed as of the acquisition date.
(c) Measurement period adjustment related to the refinement of the acquired inventory population.
(d) Refinement of the estimate of fair value of the right of use asset associated with the acquired Sage headquarters lease. Refer to Note 13, Leases
(e) Measurement period adjustments to intangible assets are primarily due to update in inputs and assumptions based on information related to the facts and circumstances that existed as of the acquisition date.
(f) Represents the preliminary income tax impact of the transaction.
(g) Measurement period adjustment related to the Company's accounting policy related to the collaboration arrangement with Biogen.

Acquired Inventory
The fair value of the inventory was estimated using the comparative sales method, which estimated the expected selling price of the product, reduced by all costs expected to be incurred to complete or to dispose of the inventory, as well as a profit on the sale.
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
The following table summarizes the purchase price allocation, and the average remaining useful lives for identifiable intangible assets (unaudited, dollars in thousands):

	Fair Value	Estimated Useful Lives (in years)
Acquired developed technology and product rights	$142,900	8
Total intangible assets	$142,900
Acquired intangible assets are amortized over their estimated useful lives on a straight-line basis. The Company recognized $0.3 million of amortization expense in the three months ended March 31, 2026 which would have been recognized in the year ended December 31, 2025 if the adjustment to provisional amounts were recognized as of the Sage Closing Date.
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
Revenues and Net Earnings of Sage
The operations of Sage and its subsidiaries have been included in the Company's condensed consolidated statements of loss for the period subsequent to the Sage Closing Date.
4. Disaggregated Revenues

The following table provides information regarding total revenues (dollars in thousands):

	Three Months Ended March 31,
	2026	2025
	(unaudited)
Net product sales
Qelbree	$77,843	$64,745
GOCOVRI	35,240	30,689
Trokendi XR	9,479	12,801
ONAPGO	8,375	—
APOKYN	7,728	14,976
Oxtellar XR	7,422	10,198
Other(1)	4,666	8,579
Total net product sales	150,753	141,988
Collaboration revenue (ZURZUVAE)(2)	27,643	—
Royalty, licensing, and other revenues	29,309	7,836
Total revenues	$207,705	$149,824
___________________________________________
(1) Includes net product sales of MYOBLOC, XADAGO and Osmolex ER.
(2) Includes the Company's proportionate share of net sales of ZURZUVAE.

The Company recognized $20.0 million of licensing revenue as of March 31, 2026 related to the achievement of a commercial milestone under our collaboration agreement with Shionogi.
Adjustments related to prior year sales for the three months ended March 31, 2026 were approximately 1% of net product sales. Adjustments related to prior year sales for the three months ended March 31, 2025 were approximately 5% of net product sales. In 2025, the Company had favorable actual returns experience and as a result, the Company changed its estimated provision for product returns based on the most recent experience. Adjustments related to prior year sales for the three months ended March 31, 2025 were primarily attributable to Qelbree.
We do not currently own or operate manufacturing facilities for the commercial production of any of our commercial products. We currently depend on third-party clinical manufacturing organizations (CMOs), who offer a comprehensive range of contract manufacturing and packaging services, in various countries for the supply of active product ingredients (API), and finished goods for our commercial products. For most of our commercial products, we rely on single source suppliers to produce and package final dosage forms for our products and raw materials, including API.

On November 4, 2025, the Company announced that due to stronger than expected demand for ONAPGO, supplier constraints were impacting the Company's ability to fully meet this demand. ONAPGO is manufactured in Europe, supplied to us by our ONAPGO licensing partner, and packaged in the U.S. by a third-party CMO. The Company relies on single source suppliers to produce and package final dosage forms for ONAPGO. In February 2026, the Company announced that it has made progress in securing additional product supply of ONAPGO from the current supplier and, as a result, has resumed new patient initiation. In addition, the Company is working with a second supplier that is expected to begin supplying ONAPGO in 2027, provided regulatory approval is obtained. Any changes in any of the suppliers would require regulatory approval which could cause a further delay in manufacturing and a possible loss of sales, which could affect future operating results adversely.
5. Investments
Marketable Securities
Unrestricted available-for-sale marketable securities held by the Company are as follows (dollars in thousands):

	March 31, 2026	December 31, 2025
	(unaudited)
Corporate, U.S. government agency and municipal debt securities
Amortized cost	$199,625	$180,215
Gross unrealized gains	1	34
Gross unrealized losses	(254)	(27)
Total fair value	$199,372	$180,222
As of March 31, 2026, all of the Company's unrestricted available-for-sale marketable securities have contractual maturities of one year or less.
As of March 31, 2026 and December 31, 2025, there was no impairment due to credit loss on any available-for-sale marketable securities.
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

	Fair Value Measurements as of March 31, 2026 (unaudited)
	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents
Cash	$89,913	$89,913	$—	$—
Money market funds	94,956	94,956	—	—
Marketable securities
Corporate debt securities	189,383	—	189,383	—
Municipal debt securities	8,997	—	8,997	—
U.S government agency securities	992	—	992	—
Other noncurrent assets
Marketable securities - restricted (SERP)	676	29	647	—
Restricted cash	1,450	1,450	—	—
Total assets at fair value	$386,367	$186,348	$200,019	$—
Liabilities:
Contingent consideration	$206	$—	$—	$206
Total liabilities at fair value	$206	$—	$—	$206

	Fair Value Measurements as of December 31, 2025
	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents
Cash	$56,371	$56,371	$—	$—
Money market funds	72,077	72,077	—	—
Marketable securities
Corporate debt securities	164,519	—	164,519	—
Municipal debt securities	14,716	—	14,716	—
U.S. government agency debt securities	987	—	987	—
Other noncurrent assets
Marketable securities - restricted (SERP)	705	27	678	—
Restricted Cash	1,450	1,450	—	$—
Total assets at fair value	$310,825	$129,925	$180,900	$—
Liabilities:
Contingent consideration	$31,258	$—	$—	$31,258
Total liabilities at fair value	$31,258	$—	$—	$31,258
Other Financial Instruments
The carrying amounts of other financial instruments, including accounts receivable, accounts payable, and accrued expenses approximate fair value due to their short-term maturities.

7. Contingent Consideration
The following table sets forth the contingent consideration liabilities (dollars in thousands):

	March 31, 2026	December 31, 2025
	(unaudited)
Reported under the following captions in the condensed consolidated balance sheets:
Contingent consideration, current portion	$—	$31,052
Contingent consideration, long-term	206	206
Total	$206	$31,258
The Company's contingent consideration liabilities as of March 31, 2026 and December 31, 2025 are related to the Sage Acquisition in 2025. At the Sage Acquisition Date, the contingent consideration liabilities are measured using either a market participant approach with both implied fair value from the stock price combined with a Monte Carlo simulation or income approach. At March 31, 2026, the contingent consideration are measured using the income approach. The Company classifies contingent consideration liabilities as Level 3 fair value measurements in the period where significant unobservable inputs were used to estimate fair value. These reflect the inputs and assumptions the Company believes would be made by market participants. Changes in any of those inputs together or in isolation may result in significantly lower or higher fair value measurement. The key assumptions considered include the estimated amount and timing of projected revenues, volatility, probability of milestone achievement, estimated discount rates, and risk-free interest rate. The change in fair value is reported on the condensed consolidated statement of loss in Contingent consideration loss.
USWM Contingent Consideration
On June 9, 2020 (the USWM Closing Date), the Company completed its acquisition of all the outstanding equity of USWM Enterprises, LLC (USWM Enterprises) (USWM Acquisition). The USWM Acquisition included potential additional contingent consideration payments for regulatory and development milestones and sales-based milestones. At December 31, 2024, there were two remaining outstanding milestones, one related to the approval of ONAPGO and the other related to the commercial launch of ONAPGO. Both milestones were met in 2025 and the liability was accreted to the milestone amounts due resulting in the recognition of $7.7 million change in fair value of contingent consideration. In February 2025, the Company paid the $25 million milestone related to the FDA's approval of ONAPGO in February 2025. ONAPGO was launched in April 2025 and the $30 million milestone payment related to the commercial launch of ONAPGO, subject to certain holdbacks as permitted under the Sale and Purchase Agreement Relating to USWM Enterprises, LLC, dated April 28, 2020, by and between US WorldMeds Partners, LLC and Supernus Pharmaceuticals, Inc., (USWM Sale and Purchase Agreement) became due and payable. Of the $30 million, the Company paid $2.3 million in the second quarter of 2025 and the remaining amount held was reclassified to Other current liabilities in the condensed consolidated balance sheet as the milestone had been met but payment remains subject to certain holdbacks permitted under the USWM Sale and Purchase Agreement. The outstanding liability as of March 31, 2026 was $26.8 million, which includes the principal amount held back and the related accrued interest. During the third quarter of 2025, USWorldsMeds Partners, LLC filed a complaint in the Superior Court of the State of Delaware seeking payment for the withheld amount, plus interest, attorney's fees and costs.
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
Subject to the terms of the Sage CVR Agreement, (1) $1.00 per share would be payable if in any calendar year between closing and end of 2027, annual net sales (as defined in the Sage CVR Agreement) of ZURZUVAE allocable to Supernus or any of its affiliates reach $250 million or more in the U.S., (2) $1.00 per share would be payable if in any calendar year between closing and end of 2028, annual net sales (as defined in the Sage CVR Agreement) of ZURZUVAE allocable to Supernus or any of its affiliates reach $300 million or more in the U.S., (3) $1.00 per share would be payable if in any calendar year between closing and end of 2030, annual net sales (as defined in the Sage CVR Agreement) of ZURZUVAE allocable to Supernus or any of its affiliates reach $375 million or more in the U.S., and (4) $0.50 per share would be payable upon the first commercial sale in Japan to a third-party customer after regulatory approval for ZURZUVAE for the treatment of MDD in Japan by June 30, 2026. The maximum amount payable with respect to a CVR issued in respect to each Share is $3.50, an aggregate of approximately $234 million. ZURZUVAE received regulatory approval for the treatment of MDD in Japan in December 2025. On March 19,

2026, Shionogi announced the successful commercial launch of a product containing zuranolone for the treatment of MDD in Japan. As such, the CVR became due and payable and the Company accreted the liability to the full milestone payout amount of $33.4 million as of March 31, 2026. The contingent consideration was reclassified to Other current liabilities on the condensed consolidated balance sheets as of March 31, 2026. The possible outcomes for the remaining unmet milestones range from $0 to $201 million on an undiscounted basis as of March 31, 2026.
Change in the Fair Value of Contingent Consideration
The following tables provide a reconciliation of the beginning and ending balances related to the contingent consideration liability for the USWM Acquisition and Sage Acquisition (dollars in thousands):

	USWM Acquisition	Sage Acquisition	Total
Balance, December 31, 2025	$—	$31,258	$31,258
Change in fair value recognized in earnings	—	2,391	2,391
Milestone payments	—	—	—
Reclassification to Other current liabilities	—	(33,443)	(33,443)
Balance, March 31, 2026 (unaudited)	$—	$206	$206

	USWM Acquisition	Sage Acquisition	Total
Balance, December 31, 2024	$47,340	$—	$47,340
Change in fair value recognized in earnings	7,660	—	7,660
Milestone payments	(25,000)	—	(25,000)
Balance, March 31, 2025 (unaudited)	$30,000	$—	$30,000
The Company recorded the following changes in fair value of the contingent consideration liability for the USWM milestones:
•No expense was recorded during the three months ended March 31, 2026. The Company recorded a $7.7 million expense due to the change in fair value of contingent consideration liabilities for the USWM milestones for the three months ended March 31, 2025. The change in fair value of contingent consideration was primarily due to accretion to the full milestone payment amount with the achievement of the milestones.
The Company recorded the following changes in the fair value of contingent consideration liability for the Sage CVRs:
•$2.4 million change in fair value was recorded during the three months ended March 31, 2026 due to the achievement for the milestone related to the first commercial sale in Japan to a third-party customer after regulatory approval for ZURZUVAE for the treatment of major depressive disorder (MDD) in Japan by June 30, 2026.
8.    Goodwill and Intangible Assets, Net
Goodwill
The following table sets forth the gross carrying amounts of goodwill (dollars in thousands)

	March 31, 2026	December 31, 2025
	(unaudited)
Beginning balance	$124,882	$117,019
Goodwill activity from Sage Acquisition (a)	(4,214)	7,863
Ending balance	$120,668	$124,882

(a) Refer to Note 3, Sage Acquisition for further detail.

Intangible Assets, Net
The following table sets forth the gross carrying amounts and related accumulated amortization of intangible assets subject to amortization (dollars in thousands):

	March 31, 2026				December 31, 2025
	(unaudited)
	Remaining Weighted Average Life (Years)	Carrying Amount, Gross	Accumulated Amortization	Carrying Amount, Net	Carrying Amount, Gross	Accumulated Amortization	Carrying Amount, Net
Acquired developed technology and product rights	6.2	$928,211	$(378,499)	$549,712	$922,311	$(352,855)	$569,456
Amortization expense for intangible assets was $25.6 and $19.8 million for the three months ended March 31, 2026, and 2025, respectively. The Company recognized $0.3 million of amortization expense in the three months ended March 31, 2026 which would have been recognized in the year ended December 31, 2025 if the adjustment to provisional amounts were recognized as of the Sage Closing Date. Refer to Note 3, Sage Acquisition, for further discussion.
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
As of March 31, 2026 and December 31, 2025, there was no outstanding debt under the Credit Line.
10.    Share-Based Payments
Share-based compensation expense is as follows (dollars in thousands):

	Three Months Ended March 31,
	2026	2025
	(unaudited)
Research and development	$1,535	$1,412
Selling, general and administrative	6,945	6,656
Total	$8,480	$8,068
The Company has $12.3 million of unrecognized compensation expense related to CVRs granted to holders of the accelerated Sage equity awards as of March 31, 2026. This unrecognized compensation expense will be recognized if and when the milestones associated with the CVRs become probable of achievement.
Stock Options
The following table summarizes stock option activities:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)
Outstanding, December 31, 2025	6,343,009	$32.63	6.3
Granted	892,392	$50.20
Exercised	(443,350)	$30.83
Forfeited	(19,508)	$39.90
Outstanding, March 31, 2026 (unaudited)	6,772,543	$35.04	6.7

As of March 31, 2026 (unaudited):
Vested and expected to vest	6,772,543	$35.04	6.7
Exercisable	4,125,746	$32.44	5.3

As of December 31, 2025:
Vested and expected to vest	6,343,009	$32.63	6.3
Exercisable	3,636,073	$32.08	4.8

Restricted Stock Units
The following table summarizes restricted stock unit (RSU) activities:

	Number of RSUs	Weighted Average Grant Date Fair Value per Share
Nonvested, December 31, 2025	396,693	$32.98
Granted	122,609	$50.20
Vested	(163,690)	$33.46
Forfeited	(135)	$50.20
Nonvested, March 31, 2026 (unaudited)	355,477	$38.70
Performance Share Units
The following table summarizes performance share unit (PSU) activities:

	Performance-Based Units
	Number of PSUs	Weighted Average Grant Date Fair Value per Share
Nonvested, December 31, 2025	390,496	$30.80
Granted	—	$—
Vested	(62,590)	$27.33
Forfeited	(55,840)	$28.19
Nonvested, March 31, 2026 (unaudited)	272,066	$32.13

11.    Loss per Share

The following table sets forth the computation of basic and diluted loss per share for the three months ended March 31, 2026 and 2025 (dollars in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2026	2025
	(unaudited)
Numerator:
Net loss	$(2,293)	$(11,827)
Numerator for basic and dilutive earnings (loss) per share	$(2,293)	$(11,827)
Denominator:
Weighted average shares outstanding, basic	57,647,548	55,864,692
Effect of dilutive securities:
Stock options and stock awards	—	—
Weighted average shares outstanding, diluted	57,647,548	55,864,692

Loss per share, basic	$(0.04)	$(0.21)
Loss per share, diluted	$(0.04)	$(0.21)

The following table sets forth the common stock equivalents of outstanding stock-based awards excluded in the calculation of diluted earnings (loss) per share, because their inclusion would be anti-dilutive:

	Three Months Ended March 31,
	2026	2025
	(unaudited)
Stock options and stock awards	7,400,086	505,385

12.    Income Tax Expense (Benefit)
The following table provides information regarding the Company's income tax expense (benefit) for the three months ended March 31, 2026 and 2025 (dollars in thousands):

	Three Months Ended March 31,
	2026	2025
	(unaudited)
Income tax expense (benefit)	$(3,657)	$5,996
Effective tax rate	61.5%	(102.8)%

Income tax expense (benefit) was a benefit of $3.7 million (61.5% effective tax rate) for the three months ended March 31, 2026, as compared to an income tax expense of $6.0 million ((102.8)% effective tax rate) for the three months ended March 31, 2025. The change in income tax expense (benefit) and effective income tax rate was primarily due to an increase in forecasted full year pre-tax earnings (losses) and an increase in non-deductible expenditures for the three months ended March 31, 2026, as compared to the same period in 2025.

The Company's effective income tax rate for the three months ended March 31, 2026 varies from the statutory federal tax rate in the United States (U.S. federal tax rate) of 21% primarily due to the effects of non-deductible executive compensation, non-deductible payments related to contingent consideration, and state taxes. The Company's effective income tax rate for the three months ended March 31, 2025 vary from the statutory U.S. federal tax rate primarily due to the impact of recurring permanent differences on a forecasted near break-even loss.

The annual forecasted earnings represent the Company's best estimate as of March 31, 2026 and 2025, are subject to change and could have a material impact on the effective tax rate in subsequent periods. ASC 740, Income Taxes (ASC 740), requires the Company to estimate the annual effective income tax rate for the full year and apply it to pre-tax income (loss) for each interim period, taking into account year-to-date amounts and projected results for the full year.

13.    Leases
Operating lease assets and lease liabilities as reported on the condensed consolidated balance sheets are as follows (dollars in thousands):

	Balance Sheet Classification	March 31, 2026	December 31, 2025
		(unaudited)
Assets
Operating lease assets	Other assets	$26,397	$26,712
Total lease assets		$26,397	$26,712

Liabilities
Operating lease liabilities, current portion	Accounts payable and accrued liabilities	$10,636	$10,612
Operating lease liabilities, long-term	Operating lease liabilities, long-term	30,267	30,365
Total lease liabilities		$40,903	$40,977

Supplemental cash flow information related to leases is as follows (dollars in thousands):

	Three Months Ended March 31,
	2026	2025
	(unaudited)
Cash paid for operating leases	$4,098	$3,892
Lease assets obtained for new operating leases	1,942	—
Lease obtained from Sage Acquisition
As part of the Sage Acquisition, the Company acquired a lease for office space located in a multi-tenant building located in Cambridge, Massachusetts and classified this as an operating lease. Sages's office space lease term continues through February 28, 2030 unless terminated earlier in accordance with the terms of the lease. The lease includes an option to extend the lease for an additional five-year period.

14. Segment Reporting

The Company operates in one operating segment and therefore has only one reportable segment. The Company derives revenue primarily from sales of its commercial products in the U.S.

The Company's chief operating decision maker (CODM) is the chief executive officer. The Company manages the business activities on a consolidated basis. The CODM assesses performance of the Company, decides how to allocate resources based on net loss, which is reported in the condensed consolidated statement of loss as net loss, and allocates resources on a consolidated basis. The CODM uses net loss to decide whether to reinvest profits into the Company's current products or into other research and development initiatives for the Company's product candidates. Net loss is also used to monitor budget versus actual results.

The measure of the reportable segment assets is reported on the balance sheet as total assets.

The following table shows the segment revenue, significant segment expenses and net loss (dollars in thousands):

	Three Months Ended March 31,
	2026	2025
	(unaudited)
Total revenues	$207,705	$149,824
Less: Significant segment expenses:
Cost of revenues	23,391	15,763
Selling expenses	66,278	42,614
Marketing expenses	20,697	20,664
General and administrative expenses	38,198	26,666
Research and development expenses
External development program expenses:
ONAPGO	261	472
SPN-820	1,849	4,763
SPN-817(b)	16,557	3,571
Qelbree	2,364	4,413
ZURZUVAE	82	—
Early-stage programs and other expenses	6,565	3,213
Total external development program expenses	27,678	16,432
Internal employee-related expenses	11,760	10,495
Total research and development expenses	39,438	26,927
Other segment items(a)	21,996	29,017
Net loss	$(2,293)	$(11,827)
(a) Other segment items include amortization of intangible assets, contingent consideration loss, net interest and other income, and income tax expense (benefit) whose amounts are disclosed in the condensed consolidated statement of loss.
(b) Includes amount related to Biscayne amendment. Refer to Note 17, Commitments and Contingencies.

15. Collaboration Agreements
Navitor
See Note 17, Commitments and Contingencies, for further details.
Shionogi
The Company is party to a collaboration and license agreement with Shionogi whereby Shionogi is responsible for all clinical development and regulatory filings for zuranolone in MDD and other indications in Japan, the Republic of Korea (South Korea), and Taiwan (together, the Shionogi Territory) and would be responsible for commercialization of zuranolone in the Shionogi Territory, to the extent zuranolone is successfully developed and obtains marketing approval in any of the countries within the Shionogi Territory. At the time of execution of the Shionogi Collaboration Agreement in 2018, Shionogi was required to make an upfront payment to Sage of $90.0 million, and the Company was eligible to receive additional payments of up to $470.0 million if certain regulatory and commercial milestones are achieved by Shionogi. As of March 31, 2026, the remaining potential future milestone payments include up to $40.0 million for the achievement of specified regulatory milestones, up to $10.0 million for the achievement of specified commercialization milestones, and up to $385.0 million for the achievement of specified net sales milestones. The Company is also eligible to receive tiered royalties on sales of zuranolone in the Shionogi Territory, if development efforts are successful, with tiers averaging in the low to mid-twenty percent range, subject to other terms of the agreement. As between the Company and Shionogi, the Company maintains exclusive rights to develop and commercialize zuranolone outside of the Shionogi Territory. The upfront cash payment and any payments for milestones and royalties are non-refundable and non-creditable. Due to the uncertainty of pharmaceutical development and the high historical failure rates generally associated with drug development, the Company may not receive any milestone payments or any royalty payments from Shionogi. In the fourth quarter of 2025, Shionogi received approval from the Pharmaceuticals and Medical Devices Agency for the manufacturing and marketing of a product containing zuranolone in Japan for the treatment of MDD. Shionogi announced the first commercial sale of ZURZUVAE in Japan in the first quarter of 2026. No product containing zuranolone is approved for the treatment of MDD in the United States.

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

While Biogen is considered the principal in transactions with customers for the sale of ZURZUVAE globally, the Company is also engaged in significant commercialization activities, including maintaining its own U.S. direct sales force. The Company presents its proportionate share of Biogen’s ZURZUVAE sales to customers in the U.S. as Collaboration revenue (ZURZUVAE) within the condensed consolidated statements of loss. Payments to or reimbursements from Biogen related to the agreement of the parties to share equally in all revenue and costs are accounted for as an increase to Collaboration revenue (ZURZUVAE), an increase to or reduction of Cost of revenues, Research and development expenses, or Selling, general and administrative expenses, in the condensed consolidated statements of loss, depending on the nature of the activity.

To record its proportionate share of collaboration revenue from Biogen’s sales of ZURZUVAE to customers in the U.S., the Company utilizes certain information from Biogen, including revenue from the sale of the product and associated reserves on revenue.

The following table summarizes the Company’s proportionate share of the activity under the Biogen Collaboration Agreement:

Three Months Ended March 31,
2026
(unaudited)
Collaboration revenue (ZURZUVAE)	$27,643
Cost of revenues	1,297
Research and development expenses	589
Selling, general and administrative expenses	23,452
Amounts receivable from Biogen related to the Biogen Collaboration Agreement are recorded within Accounts receivable, net on the condensed consolidated balance sheets and were $15.7 million and $23.0 million as of March 31, 2026 and December 31, 2025, respectively.
16.    Composition of Other Balance Sheet Items
The following details the composition of other balance sheet items (dollars in thousands for amounts in tables):
Inventories, Net

	March 31, 2026	December 31, 2025
	(unaudited)
Raw materials	$31,473	$31,833
Work in process	36,052	29,436
Finished goods	19,537	21,116
Total	$87,062	$82,385
Inventories, net as reported on the condensed consolidated balance sheets are as follows (dollars in thousands):

	Balance Sheet Classification	March 31, 2026	December 31, 2025
		(unaudited)

Current inventory	Inventories, net	$87,062	$82,385
Noncurrent inventory	Other Assets	23,709	30,095
Total		$110,771	$112,480
Property and Equipment, Net

	March 31, 2026	December 31, 2025
	(unaudited)
Lab equipment and furniture	$14,041	$14,041
Leasehold improvements	13,052	13,052
Software	871	871
Computer equipment	831	831
Subtotal	28,795	28,795
Less accumulated depreciation and amortization	(18,753)	(18,264)
Property and equipment, net	$10,042	$10,531
Depreciation and amortization expense on property and equipment was approximately $0.5 million and $0.6 million for the three months ended March 31, 2026 and March 31, 2025 , respectively.

Accounts Payable and Accrued Liabilities

	March 31, 2026	December 31, 2025
	(unaudited)
Accounts payable	$10,171	$2,677
Accrued compensation, benefits, & related accruals	24,210	29,446
Accrued sales & marketing	16,124	16,665
Accrued manufacturing expenses	20,689	25,608
Accrued R&D expenses	3,774	7,299
Operating lease liabilities, current portion(a)	10,636	10,612
Accrued royalties(b)	1,632	2,403
Other accrued expenses	14,008	13,090
Total	$101,244	$107,800
_______________________________
(a) Refer to Note 13, Leases.
(b) Refer to Note 17, Commitments and Contingencies.
Accrued Product Returns and Rebates

	March 31, 2026	December 31, 2025
	(unaudited)
Accrued product rebates	$152,495	$123,297
Accrued product returns	37,225	37,800
Total	$189,720	$161,097
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
Through the USWM Acquisition, the Company acquired licensing agreements with other pharmaceutical companies for APOKYN, ONAPGO, XADAGO, and MYOBLOC. The Company is obligated to pay royalties to third parties, computed as a percentage of net product sales, for each of the products under the respective license agreements. The royalty expense incurred for these acquired products is recognized as Cost of revenues in the condensed consolidated statements of loss.
Through the Sage Acquisition, the Company acquired licensing agreements with other pharmaceutical companies for ZURZUVAE (zuranolone). See Note 15, Collaboration Agreements for further details.
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
On April 1, 2026, the Company entered into an Asset Purchase Agreement with Navitor and consummated the transactions contemplated therein whereby the Company acquired, among other things, the right, title, materials, and intellectual property of SPN-820. The Company is obligated to effect and complete one Phase 2b study and make several milestone payments of up to $350 million contingent upon the achievement of specified development, regulatory and commercial milestones.
Other than as described herein, no additional equity investment has been made or financing has been provided to Navitor Inc. or Navitor LLC.
USWM Enterprise Commitments Assumed
As part of the USWM Acquisition, the Company assumed the remaining commitments of USWM Enterprises and its subsidiaries, which included an annual minimum purchase requirement of MYOBLOC under the contract manufacturing agreement with Merz for manufacture and supply. An amendment to the contract manufacturing agreement with Merz was executed in July 2025. Amendments to the contract manufacturing agreement included among other things, the removal of the annual minimum purchase requirement of MYOBLOC, and the Company's agreement to pay a nonrefundable annual fee of €3.0 million to cover general maintenance and reservation costs for the manufacturing facilities.
Biscayne Amendment
On January 22, 2026, the Company entered into a First Amendment (Amendment) to the Agreement and Plan of Merger (Agreement) dated September 12, 2018, with former Biscayne security holders. The Amendment relates to the timing and payment of certain milestones under the Biscayne merger agreement. The Company agreed to pay former Biscayne security holders $10.0 million, one of the milestones specified in the Agreement, by June 30, 2026. The Company accrued for the liability in Other current liabilities on the condensed consolidated balance sheets as of March 31, 2026, and correspondingly reported the amount as a Research and development expense on the condensed consolidated statements of loss for the period ending March 31, 2026.

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
APOKYN Litigation
On October 3, 2022, Sage Chemical, Inc. and TruPharma, LLC filed a lawsuit in the United States District Court for the District of Delaware alleging that Supernus Pharmaceuticals, Inc., Britannia Pharmaceuticals Limited (Britannia), and US WorldMeds Partners, LLC (US WorldMeds) violated state and federal antitrust law in connection with APOKYN® (apomorphine HCl). On October 16, 2022, Plaintiffs amended their complaint to add additional defendants MDD US Enterprises, LLC, MDD US Operations, LLC (each a subsidiary of Supernus Pharmaceuticals, Inc.), USWM, LLC (USWM), and individual defendants Paul Breckinridge Jones, Sr., Herbert Lee Warren, Jr., Henry Van Den Berg, and Kristin L. Gullo. On January 10, 2023, Defendants filed an Omnibus Motion to Dismiss the Amended Complaint seeking dismissal of each of Plaintiffs’ claims and the lawsuit in its entirety and US WorldMeds with USWM, Britannia, and the group of individual defendants each filed separate motions to dismiss. On May 9, 2024, and May 28, 2024, respectively, the Court denied the Defendants’ omnibus motion and the Britannia motion to dismiss. On May 31, 2024, and June 4, 2024, respectively, the Court granted the individual defendants’ motion to dismiss and the US WorldMeds and USWM motion to dismiss. On December 6, 2024, Plaintiffs filed a second amended complaint, which added US WorldMeds and USWM back to the case. A hearing is scheduled for September 18, 2026, pretrial conference set for January 15, 2027, and trial beginning January 25, 2027.
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
On February 18, 2026, Plaintiffs filed a letter with the Court seeking leave to amend their complaint and asking the Court to refrain from deciding the motion to dismiss pending the Court’s decision on the request to file an amended complaint. On March 10, 2026, Defendants submitted a letter to the Court joining Plaintiffs’ request of February 18, 2026. On April 3, 2026, the parties filed a stipulation, which the Court so ordered on April 9, 2026, permitting Plaintiffs to file an amended complaint by July 15, 2026. Lead Plaintiffs’ opposition to the motion to dismiss is due by August 31, 2026, and Defendants’ reply in further support of their motion is due by September 22, 2026. Related derivative actions remain stayed pending the resolution of this motion.

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

On June 20, 2025, Sage, along with other relevant parties, submitted for the Southern District of New York’s approval of a consolidation of the Zhu Derivative Litigation with the Matton Derivative Litigation and the Pizzelanti Derivative Litigation (the Consolidated Derivative Litigation).
At this time, the Company is unable to predict the outcome of the Merger Complaints, Securities Class Action, the SEC investigation, or the Consolidated Derivative Litigation, or reasonably estimate a range of possible losses. The outcome of the matters described above cannot be predicted with certainty.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Management's Discussion and Analysis of Financial Condition and Results of Operations is intended to help the reader understand the results of operations and the financial condition of Supernus Pharmaceuticals, Inc. The interim condensed consolidated financial statements included in this report and this Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our audited consolidated financial statements and notes thereto for the year ended December 31, 2025 and the related Management's Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 2, 2026.
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

Overview
We are a biopharmaceutical company focused on developing and commercializing products for the treatment of central nervous system (CNS) diseases. Our diverse neuroscience portfolio includes approved treatments for attention-deficit hyperactivity disorder (ADHD), dyskinesia in Parkinson's Disease (PD) patients receiving levodopa-based therapy, hypomobility in PD, postpartum depression (PPD), epilepsy, migraine, cervical dystonia, and chronic sialorrhea. We are developing a broad range of novel CNS product candidates including new potential treatments for epilepsy, depression, attention deficit hyperactivity disorder (ADHD) and other CNS disorders.
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

Zuranolone
The Company has granted Biogen sole rights to develop and commercialize zuranolone outside the U.S., other than in Japan, Taiwan and South Korea where it has granted those rights to Shionogi & Co., Ltd. (Shionogi). Shionogi received approval for a product containing zuranolone for the treatment of MDD by the Pharmaceuticals and Medical Devices Agency in Japan in the fourth quarter of 2025, and announced commercial launch in the first quarter of 2026. No product containing zuranolone is approved for the treatment of MDD in the United States and neither the Company or Biogen are currently pursuing such approval for MDD. In the third quarter of 2025, Biogen received approval for zuranolone for the treatment of PPD by the European Medicines Agency (EMA) and Medicines Healthcare Regulatory Agency (MHRA) in Europe and the United Kingdom (U.K.) respectively. In the fourth quarter of 2025, a product containing zuranolone received Health Canada Authorization in Canada for treatment indicated for adults with PPD.
Commercial Highlights

•ONAPGO net product sales were $8.4 million in the first quarter of 2026, reflecting resumption of new patient initiation in February 2026. Since the launch in April 2025, and through the end of April 2026, approximately 2,200 enrollment forms have been submitted by more than 645 prescribers. The Company expects to file a regulatory submission to the FDA for a second supplier for ONAPGO in the third quarter of 2026, with potential FDA approval for the second supplier by mid-year 2027.

•Collaboration revenue from ZURZUVAE was $27.6 million in the first quarter of 2026. Collaboration revenue represents 50% of the net revenues for ZURZUVAE recorded by Biogen Inc. First quarter 2026 U.S sales of ZURZUVAE, as reported by Biogen Inc., increased approximately 100% compared to the same period in 2025. The total number of prescriptions for ZURZUVAE increased by 82% in the first quarter of 2026 compared to the same period last year.

•Net sales of Qelbree increased 20% to $77.9 million in the first quarter of 2026, compared to the same period in 2025. Total IQVIA prescriptions for Qelbree were 254,824 for the first quarter 2026, representing an increase of 19% compared to the same period last year. The total number of prescribers reached an all-time high of approximately 43,000 in the first quarter of 2026.

•Net sales of GOCOVRI increased 15% to $35.2 million in the first quarter of 2026, compared to the same period in 2025. Total number of prescriptions grew by 7% in the first quarter of 2026 compared to the same period last year.
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

SPN-820 – Novel first-in-class molecule that increases mTORC1 mediated synaptic function for depression

•The Phase 2b multi-center, randomized, double-blind, placebo-controlled trial in approximately 200 adults with MDD. The study will examine the safety and tolerability of SPN-820 2400 mg given intermittently (twice weekly) as an adjunctive treatment to the current baseline antidepressant therapy, as well as assess the rapid onset of improvement in depressive symptoms.
SPN-443 – Novel stimulant for ADHD
•The Company expects to initiate a Phase 1 single-ascending/multiple-ascending dose study in adult healthy volunteers in the second half of 2026.
Critical Accounting Policies and the Use of Estimates
A summary of our significant accounting policies is included in Note 2, Summary of Significant Accounting Policies of our audited consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2025. There were no significant changes to the disclosures with respect to our critical accounting policies in our Annual Report on Form 10-K for the year ended December 31, 2025.

Results of Operations
Comparison of the Three Months Ended March 31, 2026 and 2025
Revenues
Revenues consist primarily of net product sales of our commercial products in the U.S., supplemented by our collaboration revenue from the Biogen Collaboration Agreement and royalty and licensing revenues from our collaborative licensing arrangements. The following table provides information regarding our revenues during the three months ended March 31, 2026 (dollars in thousands):

	Three Months Ended March 31,		Change
	2026	2025	Amount	Percent
Net product sales
Qelbree	$77,843	$64,745	$13,098	20%
GOCOVRI	35,240	30,689	4,551	15%
Trokendi XR	9,479	12,801	(3,322)	(26)%
ONAPGO	8,375	—	8,375	100%
APOKYN	7,728	14,976	(7,248)	(48)%
Oxtellar XR	7,422	10,198	(2,776)	(27)%
Other(a)	4,666	8,579	(3,913)	(46)%
Total net product sales	150,753	141,988	8,765	6%
Collaboration revenue (ZURZUVAE)(b)	27,643	—	27,643	100%
Royalty, licensing and other revenues	29,309	7,836	21,473	274%
Total revenues	$207,705	$149,824	$57,881	39%
___________________________________________
(a) Includes net product sales of MYOBLOC, XADAGO and Osmolex ER.
(b) Includes the Company's proportionate share of sales of ZURZUVAE.
Net Product Sales
Net product sales were $150.8 million and $142.0 million for the three months ended March 31, 2026 and 2025, respectively. The increase was primarily due to increases in net product sales from Qelbree and GOCOVRI due to higher volume and higher price, and ONAPGO, which was launched in the second quarter of 2025, partially offset by decline in net product sales of APOKYN due to lower volume, and decline in net product sales of Oxtellar XR and Trokendi XR due to generic erosion.
Adjustments related to prior year sales for the three months ended March 31, 2026 were approximately 1% of net product sales. Adjustments related to prior year sales for the three months ended March 31, 2025 were approximately 5% of net product sales. In 2025, the Company had favorable actual returns experience and as a result, the Company changed its estimated provision for product returns based on the most recent experience. Adjustments related to prior year sales for the three months ended March 31, 2025 were primarily attributable to Qelbree. Refer to discussion Sales Deductions and Related Accruals below.
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
On November 4, 2025, we announced that due to stronger than expected demand for ONAPGO, supplier constraints were impacting our ability to fully meet this demand. ONAPGO is manufactured in Europe, supplied to us by our ONAPGO licensing partner, and packaged in the U.S. by a third-party contract manufacturing organization. We currently rely on single source suppliers to produce and package final dosage forms for ONAPGO. In February 2026, we announced that we have made progress in securing additional product supply of ONAPGO from the current supplier and as a result, has resumed new patient initiation. In addition, we are working with a second supplier that is expected to begin supplying ONAPGO in 2027, provided regulatory approval is obtained. Any changes in any of the suppliers would require regulatory approval which could cause a further delay in manufacturing and a possible loss of sales, which could affect future operating results adversely.
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
The following table provides a summary of activity with respect to accrued product returns and rebates and sales discounts during the periods indicated (dollars in thousands):

	Accrued Product Returns and Rebates
	Product Returns	Product Rebates	Sales Discounts	Total
Balance at December 31, 2025	$37,800	$123,297	$13,477	$174,574
Provision related to:
Current year sales	1,567	125,450	19,534	146,551
Prior year sales	(393)	(1,331)	(21)	(1,745)
Total provision	1,174	124,119	19,513	144,806
Less: Actual payments/credits	(1,749)	(94,921)	(18,942)	(115,612)
Balance at March 31, 2026	$37,225	$152,495	$14,048	$203,768

	Accrued Product Returns and Rebates
	Product Returns	Product Rebates	Sales Discounts	Total
Balance at December 31, 2024	$53,375	$115,330	$12,347	$181,052
Provision related to:
Current year sales	4,645	104,957	16,680	126,282
Prior year sales	(6,988)	253	99	(6,636)
Total provision	(2,343)	105,210	16,779	119,646
Less: Actual payments/credits	(1,107)	(100,332)	(15,362)	(116,801)
Balance at March 31, 2025	$49,925	$120,208	$13,764	$183,897
Accrued Product Returns and Rebates
The accrued product returns balance decreased to $37.2 million as of March 31, 2026 from $49.9 million as of March 31, 2025. This decrease was primarily due to favorable returns processed in 2025. During 2025, the Company had favorable actual returns experience. As a result, the Company changed its estimated provision for product returns based on the most recent experience. The provision for product returns related to prior year sales, which was $0.4 million and $7.0 million as of March 31, 2026 and 2025, respectively. The provision for product returns related to prior year sales was primarily attributable to Qelbree, reflecting continued favorable actual returns experienced in 2025.
The accrued product rebates balance increased to $152.5 million as of March 31, 2026 from $120.2 million as of March 31, 2025 primarily due to timing of payments associated with government programs.
Provision for Product Returns and Rebates
The provision for product returns increased to $1.2 million for the three months ended March 31, 2026 from $(2.3) million for the three months ended March 31, 2025. The increase was primarily due to aforementioned change in estimated provision for product returns based on the most recent experience, which was primarily attributable to Qelbree.
The provision for product rebates increased to $124.1 million for the three months ended March 31, 2026 from $105.2 million for the three months ended March 31, 2025. The increase was primarily attributable to higher Qelbree, GOCOVRI, and ONAPGO sales.

Collaboration Revenue (ZURZUVAE)
Collaboration revenue (ZURZUVAE) was $27.6 million for the three months ended March 31, 2026. The increase was due to the Sage Acquisition in July 2025.
Royalty, Licensing and Other Revenues
Royalty, licensing and other revenues were $29.3 million and $7.8 million for the three months ended March 31, 2026 and 2025, respectively. The increase was primarily due to an increase in licensing revenues related to the achievement of a milestone under the collaboration agreement with Shionogi.
Cost of Revenues
Cost of revenues was $23.4 million and $15.8 million for the three months ended March 31, 2026 and 2025, respectively. The increase was primarily driven by higher costs of Qelbree due to increased sales, ONAPGO, which was launched in the second quarter of 2025, and higher manufacturing costs related to ZURZUVAE. These increases were partially offset by lower APOKYN royalties due to lower sales and lower Trokendi XR and Oxtellar XR costs, primarily due to generic erosion.
Research and Development Expenses
Research and Development (R&D) expenses were $39.4 million and $26.9 million for the three months ended March 31, 2026 and 2025, respectively. The increase was primarily due to an increase in clinical program costs on SPN-817, which includes the $10.0 million expense to former Biscayne security holders, and the Company's share of R&D expenses from the collaboration arrangement with Biogen which was acquired through the Sage Acquisition in July 2025, partially offset by decreased clinical program costs on SPN-820.
Selling, General and Administrative Expenses
The following table provides information regarding our selling, general and administrative (SG&A) expenses during the periods indicated (dollars in thousands):

	Three Months Ended March 31,		Change
	2026	2025	Amount	Percent
Selling and marketing	$86,975	$63,278	$23,697	37%
General and administrative	38,198	26,666	11,532	43%
Total	$125,173	$89,944	$35,229	39%
Selling and marketing expenses were $87.0 million and $63.3 million for the three months ended March 31, 2026 and 2025, respectively. The increase was primarily due to higher professional and consulting expenses, higher employee-related expenses, higher marketing expense related to ONAPGO, which was launched in the second quarter of 2025, and the Company's proportionate share of expenses from the collaboration arrangement with Biogen.
General and administrative expenses were $38.2 million and $26.7 million for the three months ended March 31, 2026 and 2025, respectively. The increase was primarily due to higher professional and consulting expenses, higher operating expenses related to ONAPGO, which was launched in the second quarter of 2025, and the Company's proportionate share of expenses from the collaboration arrangement with Biogen.
Amortization of Intangible Assets
Amortization of intangible assets was $25.6 million and $19.8 million for the three months ended March 31, 2026 and 2025, respectively. The increase was primarily due to ONAPGO and ZURZUVAE intangible assets amortization expense in the first quarter of 2026. ONAPGO was previously accounted for as an indefinite-lived intangible asset not subject to amortization until FDA approval in February 2025. ZURZUVAE intangible asset was acquired as part of the Sage Acquisition in July 2025.

Contingent Consideration Loss
Contingent consideration loss was $2.4 million and $7.7 million for the three months ended March 31, 2026 and 2025, respectively. The contingent consideration loss for the first quarter of 2026 was primarily due to the accretion of a Sage CVR to the full milestone payment amount with the achievement of a regulatory milestone with the approval of ZURZUVAE for the treatment of MDD in Japan. For the first quarter of 2025, the loss was due to the accretion to the full milestone payment amount with the achievement of the USWM milestones. ONAPGO was approved by the FDA in February 2025 and was launched in April 2025.
Other Income (Expense)
Other income (expense) was an income of $2.4 million and $4.4 million for the three months ended March 31, 2026 and 2025, respectively. The decrease was due to lower investment in marketable securities and lower market interest rates in 2026 compared to 2025. The cash consideration paid for the Sage acquisition was funded through the Company's cash, cash equivalents and marketable securities holdings.
Income Tax Expense (Benefit)
Income tax expense (benefit) was a benefit of $3.7 million (61.5% effective tax rate) for the three months ended March 31, 2026, as compared to an income tax expense of $6.0 million ((102.8)% effective tax rate) for the three months ended March 31, 2025. The change in income tax expense (benefit) and effective income tax rate was primarily due to an increase in forecasted full year pre-tax earnings (losses) and an increase in non-deductible expenditures for the three months ended March 31, 2026, as compared to the same period in 2025.

The Company's effective income tax rate for the three months ended March 31, 2026 varies from the statutory federal tax rate in the United States (U.S. federal tax rate) of 21% primarily due to the effects of non-deductible executive compensation, non-deductible payments related to contingent consideration, and state taxes. The Company's effective income tax rate for the three months ended March 31, 2025 vary from the statutory U.S. federal tax rate primarily due to the impact of recurring permanent differences on a forecast near break-even loss.

The annual forecasted earnings represent the Company's best estimate as of March 31, 2026 and 2025, are subject to change and could have a material impact on the effective tax rate in subsequent periods. ASC 740, Income Taxes (ASC 740), requires the Company to estimate the annual effective income tax rate for the full year and apply it to pre-tax income (loss) for each interim period, taking into account year-to-date amounts and projected results for the full year.

Financial Condition, Liquidity and Capital Resources
Cash and Cash Equivalents, Marketable Securities and Restricted Cash

Cash and cash equivalents, current marketable securities and restricted cash are comprised of the following (dollars in thousands):

	March 31	December 31	Change
	2026	2025	Amount	Percent
Cash and cash equivalents	$184,869	$128,448	$56,421	44%
Marketable securities	199,372	180,222	19,150	11%
Restricted cash	1,450	1,450	—	—%
Total	$385,691	$310,120	$75,571	24%

The Company believes its balances of cash, cash equivalents, and unrestricted marketable securities, which totaled $384.2 million as of March 31, 2026, along with cash generated from ongoing operations and continued access to debt markets, will be sufficient to satisfy its cash requirements over the next twelve months and beyond.
We have financed our operations primarily with cash generated from product sales, supplemented by revenues from royalty and licensing arrangements, as well as proceeds from the sale of equity and debt securities. Continued cash generation is highly dependent on the success of our commercial products, as well as the success of our product candidates if approved by the FDA. While we expect continued profitability in future years, we anticipate there may be significant variability from year to year in the level of our profits particularly due to continued market and payor pressures for our commercial products; the unfavorable impact of the loss of patent exclusivity for Trokendi XR in January 2023 and Oxtellar XR in September 2024; the potential unfavorable impact of the forthcoming loss of exclusivity of XADAGO; funding for research and development of our product candidates; the additional funding for the launch of ONAPGO, which was approved by the FDA in February 2025 and launched in April 2025, the additional funding for the marketing of ZURZUVAE, and managing the Biogen Collaboration Agreement and obligations under the Biogen Collaboration Agreement which were acquired as part of the Sage Acquisition in July 2025.
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
Cash Flows
Cash flows are comprised of the following (dollars in thousands):

	Three Months Ended March 31,		Change
	2026	2025	Amount
Net cash provided by (used in):
Operating activities	$66,524	$30,599	$35,925
Investing activities	(19,218)	37,317	(56,535)
Financing activities	9,115	(21,399)	30,514
Net change in cash and cash equivalents	56,421	46,517	9,904
Cash and cash equivalents at beginning of year	129,898	69,331	60,567
Cash, cash equivalents, and restricted cash at end of period	$186,319	$115,848	$70,471
Operating Activities
Net cash provided by operating activities was $66.5 million compared to $30.6 million for the three months ended March 31, 2026, and 2025, respectively. The increase in cash flows provided by operating activities was primarily due to the decrease in net loss as well as changes in working capital. The Company reported net loss of $2.3 million and $11.8 million for the three months ended March 31, 2026 and 2025, respectively. The decrease in net loss was primarily due to an increase in total revenues due to the addition of revenues from ONAPGO and ZURZUVAE products, as well as licensing revenue from the achievement of a commercial milestone under our collaboration agreement with Shionogi. The Company launched ONAPGO in April 2025 and acquired ZURZUVAE as part of the Sage Therapeutics, Inc. acquisition in July 2025.
Investing Activities

Net cash used in investing activities was $19.2 million for the three months ended March 31, 2026 compared to net cash provided by investing activities of $37.3 million during the same period in 2025. The change was primarily due to a decrease in the maturities of marketable securities partially offset by a decrease in the purchases of marketable securities.
Financing Activities
Net cash provided by financing activities was $9.1 million for the three months ended March 31, 2026 compared to net cash used in financing activities of $21.4 million during the same period in 2025. The change was primarily due to an increase in proceeds from the issuance of common stock and the payment of USWM contingent consideration milestones in 2025.

Material Cash Requirements
The Company has various potential milestone payments a result of the acquisition of Sage Therapeutics, Inc. On March 19, 2026, Shionogi announced the successful commercial launch of a product containing zuranolone for the treatment of MDD in Japan. As such, a milestone was met and became due and payable at that time. Refer to Note 7, Contingent Consideration, in the Notes to the Consolidated Financial Statements in Part I, Item 1, Unaudited Condensed Consolidated Financial Statements, of this Quarterly Report on Form 10-Q for discussion of contingent consideration associated with the Acquisition of Sage Therapeutics, Inc. for further details.
On January 22, 2026, the Company entered into a First Amendment (Amendment) to the Agreement and Plan of Merger (Agreement) dated September 12, 2018, with former Biscayne security holders. The Amendment relates to the timing and payment of certain milestones under the Biscayne merger agreement. The Company agreed to pay former Biscayne security holders $10.0 million, one of the milestones specified in the Agreement, by June 30, 2026.
Additionally, on April 1, 2026, the Company entered into an Asset Purchase Agreement with Navitor and consummated the transactions contemplated therein whereby the Company acquired, among other things, the right, title, materials, and intellectual property of SPN-820. The Company is obligated to effect and complete one Phase 2b study and make several milestone payments of up to $350 million contingent upon the achievement of specified development, regulatory and commercial milestones.
Refer to "Part II, Item 7 — Management's Discussion and Analysis of Liquidity and Capital Resources" of our Annual Report on Form 10-K for the year ended December 31, 2025, and Note 17, Commitments and Contingencies, in the Notes to the Condensed Consolidated Financial Statements in Part I, Item 1, Unaudited Condensed Consolidated Financial Statements, of this Quarterly Report on Form 10-Q for discussion of our other contractual obligations.
Recently Issued Accounting Pronouncements
For a discussion of new accounting pronouncements, see Note 2, Summary of Significant Accounting Policies, in the Notes to the Condensed Consolidated Financial Statements in Part I, Item 1, Unaudited Condensed Consolidated Financial Statements, of this Quarterly Report on Form 10-Q.
Item 3.    Quantitative and Qualitative Disclosures About Market Risk
The primary objective of our investment activities is to preserve our capital to fund operations and to facilitate business development activities. We also seek to maximize income from our investments without assuming significant interest rate risk, liquidity risk, or risk of default by investing in investment grade securities with maturities of four years or less. Our exposure to market risk is confined to investments in cash and cash equivalents and marketable securities. As of March 31, 2026, we had cash and cash equivalents and marketable securities of $384.2 million.
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

We may contract with clinical research organizations (CROs) and investigational sites globally. Currently, we have ongoing clinical trials being conducted outside of the U.S. We do not hedge our foreign currency exchange rate risk. Transactions denominated in currencies other than the U.S. dollar are recorded based on exchange rates at the time such transactions arise. As of March 31, 2026 and December 31, 2025, substantially all of our liabilities were denominated in the U.S. dollar.
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
We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2026, the end of the period covered by this report. Based on that evaluation, under the supervision and with the participation of our management, including our CEO and CFO, we concluded that our disclosure controls and procedures are effective as of March 31, 2026.
Changes in Internal Control over Financial Reporting
Our management, including our CEO and CFO, evaluated changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2026.
During the quarter ended March 31, 2026, no changes occurred in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1.    Legal Proceedings
From time to time and in the ordinary course of business, Supernus Pharmaceuticals, Inc. (the "Company") and any of its subsidiaries may be subject to various claims, charges and litigation. The Company and any of its subsidiaries may be required to file infringement claims against third parties for the infringement of our patents.
I.Supernus Pharmaceuticals, Inc. v. Appco Pharma LLC and Somerset Therapeutics LLC, No. 2:25-cv-12183 (MEF)(MAH) (D.N.J.), re-captioned as In re Viloxazine, C.A. No. 25-cv-12183 (MEF) (MAH) (Consolidated)
The Company received Paragraph IV Notice Letters from generic drug makers Appco Pharma LLC (Appco) and Somerset Therapeutics LLC (Somerset) dated May 21, 2025, and June 9, 2025, directed to six of its Qelbree® Orange Book patents. Supernus’s U.S. Patent Nos. 9,358,204; 9,603,853; 9,662,338; 11,324,753; 11,458,143; and 12,121,523 generally cover viloxazine formulations and methods of using those formulations. The FDA Orange Book currently lists United States Patent Nos. 9,358,204 and 9,603,853 as expiring on February 7, 2033; United States Patent No. 9,662,338 as expiring on April 2, 2035; and United States Patent Nos. 11,324,753; 11,458,143; and 12,121,523 as expiring on September 4, 2029. On June 26, 2025, the Company filed a lawsuit against Appco and Somerset alleging infringement of the Company’s Qelbree® Orange Book patents. The Complaint—filed in the U.S. District Court for the District of New Jersey—alleges, inter alia, that Appco and Somerset infringed the Company’s Qelbree® patents by submitting to the FDA an Abbreviated New Drug Application (ANDA) seeking to market a generic version of Qelbree® prior to the expiration of the Company’s patents. Filing its June 26, 2025, Complaint within 45 days of receiving Appco and Somerset’s Paragraph IV certification notice entitles Supernus to an automatic stay preventing the FDA from approving Appco and Somerset’s ANDA until October 2, 2028. On September 22, 2025, Appco and Somerset answered the Complaint and denied the substantive allegations of the Complaint, asserting affirmative defenses that include non-

infringement and invalidity. Appco and Somerset also asserted Counterclaims that include requests for declaratory judgments of non-infringement and invalidity. On October 28, 2025, the Company filed its reply, denying the substantive allegations of Appco’s and Somerset’s Counterclaims. On December 23, 2025, the Court issued an order consolidating this lawsuit for all pretrial purposes with the lawsuits against (i) Apotex, discussed in Section II, below; (ii) Aurobindo, discussed in Section III, below; (iii) Zydus, discussed in Section IV, below; (iv) Creekwood, discussed in Section V, below; (v) MSN, discussed in Section VI, below; (vi) Zenara and Biophore, discussed in Section VII, below; and (vii) Macleods, discussed in Sections VIII and IX, below. The Court’s December 23, 2025, consolidation order recaptioned the consolidated lawsuits as In re Viloxazine, C.A. No. 25-cv-12183 (MEF)(MAH) (Consolidated). On December 18, 2025, the Court issued a scheduling order for the consolidated cases that provides for a close of discovery on November 17, 2027. The Court has not set a date for a final pretrial conference or trial. Pretrial discovery is currently ongoing.
II. Supernus Pharmaceuticals, Inc. v. Apotex Inc., No. 2:25-cv-12184 (MEF)(MAH) (D.N.J.)
The Company received a Paragraph IV Notice Letter from generic drug maker Apotex Inc. (Apotex) dated May 22, 2025, directed to six of its Qelbree® Orange Book patents. Supernus’s U.S. Patent Nos. 9,358,204; 9,603,853; 9,662,338; 11,324,753; 11,458,143; and 12,121,523 generally cover viloxazine formulations and methods of using those formulations. The FDA Orange Book currently lists United States Patent Nos. 9,358,204 and 9,603,853 as expiring on February 7, 2033; United States Patent No. 9,662,338 as expiring on April 2, 2035; and United States Patent Nos. 11,324,753; 11,458,143; and 12,121,523 as expiring on September 4, 2029. On June 26, 2025, the Company filed a lawsuit against Apotex alleging infringement of the Company’s Qelbree® Orange Book patents. The Complaint—filed in the U.S. District Court for the District of New Jersey—alleges, inter alia, that Apotex infringed the Company’s Qelbree® patents by submitting to the FDA an Abbreviated New Drug Application (ANDA) seeking to market a generic version of Qelbree® prior to the expiration of the Company’s patents. Filing its June 26, 2025, Complaint within 45 days of receiving Apotex’s Paragraph IV certification notice entitles Supernus to an automatic stay preventing the FDA from approving Apotex’s ANDA until October 2, 2028. On September 19, 2025, Apotex answered the Complaint and denied the substantive allegations of the Complaint, asserting affirmative defenses that include non-infringement and invalidity. Apotex also asserted Counterclaims that include requests for declaratory judgments of non-infringement and invalidity. On October 24, 2025, the Company filed its reply, denying the substantive allegations of Apotex’s Counterclaims. On December 23, 2025, the Court issued an order consolidating this lawsuit for all pretrial purposes with the lawsuits against (i) Appco and Somerset, discussed in Section I, above; (ii) Aurobindo, discussed in Section III, below; (iii) Zydus, discussed in Section IV, below; (iv) Creekwood, discussed in Section V, below; (v) MSN, discussed in Section VI, below; (vi) Zenara and Biophore, discussed in Section VII, below; and (vii) Macleods, discussed in Sections VIII and IX, below. The Court’s December 23, 2025, consolidation order recaptioned the consolidated lawsuits as In re Viloxazine, C.A. No. 25-cv-12183 (MEF)(MAH) (Consolidated), and administratively terminated the C.A. No. 25-cv-12184 (MEF)(MAH) (D.N.J.) action.
III. Supernus Pharmaceuticals, Inc. v. Aurobindo Pharma Limited and Aurobindo Pharma U.S.A., Inc., No. 2:25 cv-12186 (MEF)(MAH) (D.N.J.)
The Company received a Paragraph IV Notice Letter from generic drug makers Aurobindo Pharma Limited and Aurobindo Pharma U.S.A., Inc. (collectively, Aurobindo) dated May 29, 2025, directed to six of its Qelbree® Orange Book patents. Supernus’s U.S. Patent Nos. 9,358,204; 9,603,853; 9,662,338; 11,324,753; 11,458,143; and 12,121,523 generally cover viloxazine formulations and methods of using those formulations. The FDA Orange Book currently lists United States Patent Nos. 9,358,204 and 9,603,853 as expiring on February 7, 2033; United States Patent No. 9,662,338 as expiring on April 2, 2035; and United States Patent Nos. 11,324,753; 11,458,143; and 12,121,523 as expiring on September 4, 2029. On June 26, 2025, the Company filed a lawsuit against Aurobindo alleging infringement of the Company’s Qelbree® Orange Book patents. The Complaint—filed in the U.S. District Court for the District of New Jersey—alleges, inter alia, that Aurobindo infringed the Company’s Qelbree® patents by submitting to the FDA an Abbreviated New Drug Application (ANDA) seeking to market a generic version of Qelbree® prior to the expiration of the Company’s patents. Filing its June 26, 2025, Complaint within 45 days of receiving Aurobindo’s Paragraph IV certification notice entitles Supernus to an automatic stay preventing the FDA from approving Aurobindo’s ANDA until October 2, 2028. On August 29, 2025, Aurobindo answered the Complaint and denied the substantive allegations of the Complaint, asserting affirmative defenses that include non-infringement and invalidity. On December 23, 2025, the Court issued an order consolidating this lawsuit for all pretrial purposes with the lawsuits against (i) Appco and Somerset, discussed in Section I, above; (ii) Apotex, discussed in Section II, above; (iii) Zydus, discussed in Section IV, below; (iv) Creekwood, discussed in Section V, below; (v) MSN, discussed in Section VI, below; (vi) Zenara and Biophore, discussed in Section VII, below; and (vii) Macleods, discussed in Sections VIII and IX, below. The Court’s December 23, 2025, consolidation order recaptioned the consolidated lawsuits as In re Viloxazine, C.A. No. 25-cv-12183 (MEF)(MAH) (Consolidated), and administratively terminated the C.A. No. 25-cv-12186 (MEF)(MAH) (D.N.J.) action.
IV. Supernus Pharmaceuticals, Inc. v. Zydus Lifesciences Global FZE, Zydus Pharmaceuticals (USA) Inc., and Zydus Lifesciences Limited, No. 2:25-cv-12188 (MEF)(MAH) (D.N.J.)

The Company received a Paragraph IV Notice Letter from generic drug maker Zydus Lifesciences Global FZE (Zydus FZE) dated May 27, 2025, directed to three of its Qelbree® Orange Book patents. Supernus’s U.S. Patent Nos. 9,358,204; 9,603,853; and 9,662,338 generally cover viloxazine formulations and methods of using those formulations. The FDA Orange Book currently lists United States Patent Nos. 9,358,204 and 9,603,853 as expiring on February 7, 2033, and United States Patent No. 9,662,338 as expiring on April 2, 2035. On June 26, 2025, the Company filed a lawsuit against Zydus FZE, Zydus Pharmaceuticals (USA) Inc., and Zydus Lifesciences Limited (collectively, Zydus) alleging infringement of the Company’s Qelbree® Orange Book patents. The Complaint—filed in the U.S. District Court for the District of New Jersey—alleges, inter alia, that Zydus infringed the Company’s Qelbree® patents by submitting to the FDA an Abbreviated New Drug Application (ANDA) seeking to market a generic version of Qelbree® prior to the expiration of the Company’s patents. Filing its June 26, 2025, Complaint within 45 days of receiving Zydus FZE’s Paragraph IV certification notice entitles Supernus to an automatic stay preventing the FDA from approving Zydus’s ANDA until October 2, 2028. On September 22, 2025, Zydus answered the Complaint and denied the substantive allegations of the Complaint, asserting affirmative defenses that include non-infringement and invalidity. Zydus also asserted Counterclaims that include requests for declaratory judgments of non-infringement and invalidity. On October 28, 2025, the Company filed its reply, denying the substantive allegations of Zydus’s Counterclaims. On December 23, 2025, the Court issued an order consolidating this lawsuit for all pretrial purposes with the lawsuits against (i) Appco and Somerset, discussed in Section I, above; (ii) Apotex, discussed in Section II, above; (iii) Aurobindo, discussed in Section III, above; (iv) Creekwood, discussed in Section V, below; (v) MSN, discussed in Section VI, below; (vi) Zenara and Biophore, discussed in Section VII, below; and (vii) Macleods, discussed in Sections VIII and IX, below. The Court’s December 23, 2025, consolidation order recaptioned the consolidated lawsuits as In re Viloxazine, C.A. No. 25-cv-12183 (MEF)(MAH) (Consolidated), and administratively terminated the C.A. No. 25-cv-12188 (MEF)(MAH) (D.N.J.) action.
V. Supernus Pharmaceuticals, Inc. v. Creekwood Pharmaceuticals, LLC, C.A. No. 25-cv-13201 (MEF)(MAH) (D.N.J.)
The Company received a Paragraph IV Notice Letter from generic drug maker Creekwood Pharmaceuticals, LLC (Creekwood) dated June 4, 2025, directed to six of its Qelbree® Orange Book patents. Supernus’s U.S. Patent Nos. 9,358,204; 9,603,853; 9,662,338; 11,324,753; 11,458,143; and 12,121,523 generally cover viloxazine formulations and methods of using those formulations. The FDA Orange Book currently lists United States Patent Nos. 9,358,204 and 9,603,853 as expiring on February 7, 2033; United States Patent No. 9,662,338 as expiring on April 2, 2035; and United States Patent Nos. 11,324,753; 11,458,143; and 12,121,523 as expiring on September 4, 2029. On July 11, 2025, the Company filed a lawsuit against Creekwood alleging infringement of the Company’s Qelbree® Orange Book patents. The Complaint—filed in the U.S. District Court for the District of New Jersey—alleges, inter alia, that Creekwood infringed the Company’s Qelbree® patents by submitting to the FDA an Abbreviated New Drug Application (ANDA) seeking to market a generic version of Qelbree® prior to the expiration of the Company’s patents. Filing its July 11, 2025, Complaint within 45 days of receiving Creekwood’s Paragraph IV certification notice entitles Supernus to an automatic stay preventing the FDA from approving Creekwood’s ANDA until October 2, 2028. On September 19, 2025, Creekwood answered the Complaint and denied the substantive allegations of the Complaint, asserting affirmative defenses that include non-infringement and invalidity. Creekwood also asserted Counterclaims that include requests for declaratory judgments of non-infringement and invalidity. On October 24, 2025, the Company filed its reply, denying the substantive allegations of Creekwood’s Counterclaims. On December 23, 2025, the Court issued an order consolidating this lawsuit for all pretrial purposes with the lawsuits against (i) Appco and Somerset, discussed in Section I, above; (ii) Apotex, discussed in Section II, above; (iii) Aurobindo, discussed in Section III, above; (iv) Zydus, discussed in Section IV, above; (v) MSN, discussed in Section VI, below; (vi) Zenara and Biophore, discussed in Section VII, below; and (vii) Macleods, discussed in Sections VIII and IX, below. The Court’s December 23, 2025, consolidation order recaptioned the consolidated lawsuits as In re Viloxazine, C.A. No. 25-cv-12183 (MEF)(MAH) (Consolidated), and administratively terminated the C.A. No. 25-cv-13201 (MEF)(MAH) (D.N.J.) action.
VI. Supernus Pharmaceuticals, Inc. v. MSN Pharmaceuticals Inc., C.A. No. 25-cv-13204 (MEF)(MAH) (D.N.J.)
The Company received a Paragraph IV Notice Letter from generic drug maker MSN Pharmaceuticals Inc. (MSN) dated June 5, 2025, directed to six of its Qelbree® Orange Book patents. Supernus’s U.S. Patent Nos. 9,358,204; 9,603,853; 9,662,338; 11,324,753; 11,458,143; and 12,121,523 generally cover viloxazine formulations and methods of using those formulations. The FDA Orange Book currently lists United States Patent Nos. 9,358,204 and 9,603,853 as expiring on February 7, 2033; United States Patent No. 9,662,338 as expiring on April 2, 2035; and United States Patent Nos. 11,324,753; 11,458,143; and 12,121,523 as expiring on September 4, 2029. On July 11, 2025, the Company filed a lawsuit against MSN alleging infringement of the Company’s Qelbree® Orange Book patents. The Complaint—filed in the U.S. District Court for the District of New Jersey—alleges, inter alia, that MSN infringed the Company’s Qelbree® patents by submitting to the FDA an Abbreviated New Drug Application (ANDA) seeking to market a generic version of Qelbree® prior to the expiration of the Company’s patents. Filing its July 11, 2025, Complaint within 45 days of receiving MSN’s Paragraph IV certification notice entitles Supernus to an automatic stay preventing the FDA from approving MSN’s ANDA until October 2, 2028. On September 22, 2025, MSN answered the Complaint and denied the substantive allegations of the Complaint, asserting affirmative defenses that include non-infringement and invalidity. MSN also asserted Counterclaims that include requests for declaratory judgments of non-infringement and invalidity. On October 28, 2025, the Company filed its reply, denying the substantive allegations of MSN’s Counterclaims. On December 23, 2025, the Court issued an order consolidating this lawsuit for all pretrial purposes with the lawsuits against (i) Appco and Somerset, discussed in Section I, above; (ii) Apotex, discussed in Section II, above; (iii) Aurobindo, discussed in Section III, above; (iv) Zydus, discussed in Section IV, above; (v) Creekwood, discussed in Section V, above; (vi) Zenara and Biophore, discussed in Section VII, below; and (vii) Macleods, discussed in Sections VIII and IX, below. The Court’s December 23, 2025, consolidation order recaptioned the consolidated lawsuits as In re Viloxazine, C.A. No. 25-cv-12183 (MEF)(MAH) (Consolidated), and administratively terminated the C.A. No. 25-cv-13204 (MEF)(MAH) (D.N.J.) action.
VII. Supernus Pharmaceuticals, Inc. v. Zenara Pharma Private Ltd., et al. , C.A. No. 25-cv-13207 (MEF)(MAH) (D.N.J.)
The Company received a Paragraph IV Notice Letter from generic drug maker Zenara Pharma Private Limited (Zenara) dated June 9, 2025, directed to six of its Qelbree® Orange Book patents. Supernus’s U.S. Patent Nos. 9,358,204; 9,603,853; 9,662,338; 11,324,753; 11,458,143; and 12,121,523 generally cover viloxazine formulations and methods of using those formulations. The FDA Orange Book currently lists United States Patent Nos. 9,358,204 and 9,603,853 as expiring on February 7, 2033; United States Patent No. 9,662,338 as expiring on April 2, 2035; and United States Patent Nos. 11,324,753; 11,458,143; and 12,121,523 as expiring on September 4, 2029. On July 11, 2025, the Company filed a lawsuit against Zenara and Biophore Pharma Inc. (Biophore, and collectively with Zenara, Defendants) alleging infringement of the Company’s Qelbree® Orange Book patents. The Complaint—filed in the U.S. District Court for the District of New Jersey—alleges, inter alia, that Defendants infringed the Company’s Qelbree® patents by submitting to the FDA an Abbreviated New Drug Application (ANDA) seeking to market a generic version of Qelbree® prior to the expiration of the Company’s patents. Filing its July 11, 2025, Complaint within 45 days of receiving Defendants’ Paragraph IV certification notice entitles Supernus to an automatic stay preventing the FDA from approving Defendants’ ANDA until October 2, 2028. On September 16, 2025, Defendants answered the Complaint and denied the substantive allegations of the Complaint, asserting affirmative defenses that include non-infringement and invalidity. On December 23, 2025, the Court issued an order consolidating this lawsuit for all pretrial purposes with the lawsuits against (i) Appco and Somerset, discussed in Section I, above; (ii) Apotex, discussed in Section II, above; (iii) Aurobindo, discussed in Section III, above; (iv) Zydus, discussed in Section IV, above; (v) Creekwood, discussed in Section V, above; (vi) MSN, discussed in Section VI, above; and (vii) Macleods, discussed in Sections VIII, and IX below. The Court’s December 23, 2025, consolidation order recaptioned the consolidated lawsuits as In re Viloxazine, C.A. No. 25-cv-12183 (MEF)(MAH) (Consolidated), and administratively terminated the C.A. No. 25-cv-13207 (MEF)(MAH) (D.N.J.) action.
VIII. Supernus Pharmaceuticals, Inc. v. Macleods Pharmaceuticals Ltd., et al., C.A. No. 25-cv-15399 (MEF)(MAH) (D.N.J.)
The Company received a Paragraph IV Notice Letter from generic drug maker Macleods Pharmaceuticals Ltd. (Macleods Ltd.) dated August 1, 2025, directed to six of its Qelbree® Orange Book patents. Supernus’s U.S. Patent Nos. 9,358,204; 9,603,853; 9,662,338; 11,324,753; 11,458,143; and 12,121,523 generally cover viloxazine formulations and methods of using those formulations. The FDA Orange Book currently lists United States Patent Nos. 9,358,204 and 9,603,853 as expiring on February 7, 2033; United States Patent No. 9,662,338 as expiring on April 2, 2035; and United States Patent Nos. 11,324,753; 11,458,143; and 12,121,523 as expiring on September 4, 2029. On September 9, 2025, the Company filed a lawsuit against Macleods Pharmaceuticals Ltd. and Macleods Pharma USA, Inc. (Macleods USA and collectively with Macleods Ltd., Defendants) alleging infringement of the Company’s Qelbree® Orange Book patents. The Complaint—filed in the U.S. District Court for the District of New Jersey—alleges, inter alia, that Defendants infringed the Company’s Qelbree® patents by submitting to the FDA an Abbreviated New Drug Application (ANDA) seeking to market a generic version of Qelbree® prior to the expiration of the Company’s patents. Filing its September 9, 2025, Complaint within 45 days of receiving Defendants’ Paragraph IV certification notice entitles Supernus to an automatic stay preventing the FDA from approving Defendants’ ANDA until October 2, 2028. On September 29, 2025, Defendants answered the Complaint and denied the substantive allegations of the Complaint, asserting affirmative defenses that include non-infringement and invalidity. Defendants also asserted Counterclaims that include requests for declaratory judgments of non-infringement and invalidity. On November 3, 2025, the Company filed its reply, denying the substantive allegations of Defendants’ Counterclaims. On December 23, 2025, the Court issued an order consolidating this lawsuit for all pretrial purposes with the lawsuits against (i) Appco and Somerset, discussed in Section I, above; (ii) Apotex, discussed in Section II, above; (iii) Aurobindo, discussed in Section III, above; (iv) Zydus, discussed in Section IV, above; (v) Creekwood, discussed in Section V, above; (vi) MSN, discussed in Section VI, above; (vii) Zenara and Biophore, discussed in Section VII, above; and (viii) Macleods, discussed in Section IX, below. The Court’s December 23, 2025, consolidation order recaptioned the consolidated lawsuits as In re Viloxazine, C.A. No. 25-cv-12183 (MEF)(MAH) (Consolidated), and administratively terminated the C.A. No. 25-cv-15399 (MEF)(MAH) (D.N.J.) action.
IX. Supernus Pharmaceuticals, Inc. v. Macleods Pharmaceuticals Ltd., et al. , C.A. No. 25-cv-18683 (MEF)(MAH)

(D.N.J.)
The Company received a Paragraph IV Notice Letter from generic drug maker Macleods Pharmaceuticals Ltd. (Macleods Ltd.) dated November 20, 2025, directed to six of its Qelbree® Orange Book patents. Supernus’s U.S. Patent Nos. 9,358,204; 9,603,853; 9,662,338; 11,324,753; 11,458,143; and 12,121,523 generally cover viloxazine formulations and methods of using those formulations. The FDA Orange Book currently lists United States Patent Nos. 9,358,204 and 9,603,853 as expiring on February 7, 2033; United States Patent No. 9,662,338 as expiring on April 2, 2035; and United States Patent Nos. 11,324,753; 11,458,143; and 12,121,523 as expiring on September 4, 2029. On December 16, 2025, the Company filed a lawsuit against Macleods Pharmaceuticals Ltd. and Macleods Pharma USA, Inc. (Macleods USA and collectively with Macleods Ltd., Defendants) alleging infringement of the Company’s Qelbree® Orange Book patents. The Complaint—filed in the U.S. District Court for the District of Delaware—alleges, inter alia, that Defendants infringed the Company’s Qelbree® patents by submitting to the FDA an Abbreviated New Drug Application (ANDA) seeking to market a generic version of Qelbree® prior to the expiration of the Company’s patents. Filing its December 16, 2025, Complaint within 45 days of receiving Defendants’ Paragraph IV certification notice entitles Supernus to an automatic stay preventing the FDA from approving Defendants’ ANDA until October 2, 2028. On December 23, 2025, the Court issued an order consolidating this lawsuit for all pretrial purposes with the lawsuits against (i) Appco and Somerset, discussed in Section I, above; (ii) Apotex, discussed in Section II, above; (iii) Aurobindo, discussed in Section III, above; (iv) Zydus, discussed in Section IV, above; (v) Creekwood, discussed in Section V, above; (vi) MSN, discussed in Section VI, above; (vii) Zenara and Biophore, discussed in Section VII, above; and (viii) Macleods, discussed in Section VIII, above. The Court’s December 23, 2025, consolidation order recaptioned the consolidated lawsuits as In re Viloxazine, C.A. No. 25-cv-12183 (MEF)(MAH) (Consolidated), and administratively terminated the C.A. No. 25-cv-18683 (MEF)(MAH) (D.N.J.) action. On January 23, 2026, Defendants answered the Complaint and denied the substantive allegations of the Complaint, asserting affirmative defenses that include non-infringement and invalidity. Defendants also asserted Counterclaims that include requests for declaratory judgments of non-infringement and invalidity. On February 27, 2026, the Company filed its reply, denying the substantive allegations of Defendants' Counterclaims.

X. Supernus Pharmaceuticals, Inc. v. Zydus Lifesciences Global FZE, et al., C.A. No. 26-cv-3543 (MEF)(MAH) (D.N.J.)
The Company received a Paragraph IV Notice Letter from generic drug maker Zydus Lifesciences Global FZE ("Zydus FZE") dated March 25, 2026 directed to three of its Qelbree® Orange Book patents. Supernus's U.S. Patent Nos. 11 ,324,753; 11,458,143; and 12,121,523 generally cover viloxazine formulations and methods of using those formulations. The FDA Orange Book currently lists United States Patent Nos. 11,324,753; 11 ,458,143; and 12,121,523 as expiring on September 4, 2029. On April 2, 2026, the Company filed a lawsuit against Zydus FZE, Zydus Pharmaceuticals (USA) Inc., and Zydus Lifesciences Limited (collectively, "Zydus") alleging infringement of the Company's Qelbree® Orange Book patents. The Complaint-filed in the U.S. District Court for the District of New Jersey- alleges, inter alia, that Zydus infringed the Company's Qelbree® patents by submitting to the FDA an Abbreviated New Drug Application ("ANDA") seeking to market a generic version of Qelbree® prior to the expiration of the Company's patents. Filing its April 2, 2026 Complaint within 45 days of receiving Zydus FZE's Paragraph IV certification notice entitles Supernus to an automatic stay preventing the FDA from approving Zydus's ANDA until October 2, 2028. On April 14, 2026, Defendants answered the Complaint and denied the substantive allegations of the Complaint, asserting affirmative defenses that include non-infringement and invalidity. Defendants also asserted Counterclaims that include requests for declaratory judgments of noninfringement and invalidity. On April 23, 2026, the Company filed its reply, denying the substantive allegations of Defendants' Counterclaims. The Court has not yet issued a scheduling order for this action.
XI. Sage Chemical, Inc., et al. v. Supernus Pharmaceuticals, Inc., et al., C.A. No. 22-cv-1302 (CJB) (D. Del.)
On October 3, 2022, Sage Chemical, Inc. and TruPharma, LLC filed a lawsuit in the United States District Court for the District of Delaware alleging that Supernus Pharmaceuticals, Inc., Britannia Pharmaceuticals Limited (Britannia), and US WorldMeds Partners, LLC (US WorldMeds) violated state and federal antitrust law in connection with APOKYN® (apomorphine HCl). On October 16, 2022, Plaintiffs amended their complaint to add additional defendants MDD US Enterprises, LLC, MDD US Operations, LLC (each a subsidiary of Supernus Pharmaceuticals, Inc.), USWM, LLC (USWM), and individual defendants Paul Breckinridge Jones, Sr., Herbert Lee Warren, Jr., Henry Van Den Berg, and Kristin L. Gullo. On January 10, 2023, Defendants filed an Omnibus Motion to Dismiss the Amended Complaint seeking dismissal of each of Plaintiffs’ claims and the lawsuit in its entirety and US WorldMeds with USWM, Britannia, and the group of individual defendants each filed separate motions to dismiss. On May 9, 2024, and May 28, 2024, respectively, the Court denied the Defendants’ omnibus motion and the Britannia motion to dismiss. On May 31, 2024, and June 4, 2024, respectively, the Court granted the individual defendants’ motion to dismiss and the US WorldMeds and USWM motion to dismiss. On December 6, 2024, Plaintiffs filed a second amended complaint, which added US WorldMeds and USWM back to the case. A hearing is scheduled for September 18, 2026, pretrial conference set for January 15, 2027, and trial beginning January 25, 2027.

XII. US WorldMeds Partners, LLC v. Federal Insurance Company, et al, Case Nos. 24-CI-2529; 24-CI-4195; 24-CI-4631; and 24-CI-6988 (D.Del)
Alleged competitors of Supernus filed a lawsuit against the Company, MDD US Enterprises, LLC, and MDD Operations, LLC (collectively Enterprises) and others in the United States District Court for the District of Delaware (the Underlying Action). After a dispute over coverage under certain insurance policies arose, Enterprises commenced a declaratory judgment action against Federal Insurance Company, RSUI Indemnity Company, and StarStone Specialty Insurance Company and others to recover insurance benefits. US WorldMeds Partners, LLC, RSUI and StarStone commenced similar declaratory judgment actions in connection with the Underlying Action. These related actions were recently consolidated. This case is in its early stages. Supernus awaits responsive pleadings to its Complaint. Discovery has not yet commenced in the consolidated action. A court conference was held on May 14, 2025, and the next conference was scheduled for August 4, 2025. On August 4, 2025, after discussing the issues in the case, the judge ordered the parties to submit a joint proposed scheduling order outlining deadlines for the amendment of pleadings and completion of discovery on the coverage issues by August 22, 2025. A virtual status conference was held on January 28, 2026. Thereafter, the Court entered a Scheduling Order, which allows the parties to realign the pleadings and proceed with discovery. The next scheduled conference will be held in person on May 6, 2026.
XIII. Supernus Pharmaceuticals, Inc. v. Old Republic Insurance Company, 8:24-cv-03733-PJM (D.Maryland)
The action seeks recovery of insurance benefits in connection with the Underlying Action in the US WorldMeds Partners, LLC v. Federal Insurance Company case. On March 24, 2026, the court granted the defendant insurer’s pre-answer motion to dismiss, and the case was dismissed with prejudice. Supernus is considering whether to appeal the decision.
XIV. US WorldMeds Partners, LLC v. Supernus Pharmaceuticals, Inc., (N25C-07-121-KMM) (Delaware Superior Court)
On April 30, 2025, the Company informed US WorldMeds Partners, LLC (“Partners”), the seller of US WorldMeds Enterprises, LLC n/k/a MDD US Enterprises, LLC that it would be withholding $27.7 million of a $30.0 million milestone payment pursuant to the set-off provision of the Sale and Purchase Agreement between the parties. On May 21, 2025, Partners filed a one-count complaint for specific performance in the Delaware Court of Chancery, seeking payment of the withheld amount, plus interest, attorneys’ fees, and costs. On June 16, 2025, the Company filed a motion to dismiss Partners’ complaint on the grounds that the Court of Chancery lacked subject matter jurisdiction. On July 15, 2025, Partners dismissed its complaint and re-filed in the Delaware Superior Court with a companion motion to seal, seeking identical relief. The Company timely filed an Answer under seal on August 6, 2025. On October 3, 2025, Partners filed a motion for summary judgment and related briefing. The parties reached agreement on a stipulated briefing schedule, which the Court entered as an order. The Company’s opposition and cross motion for summary judgment was timely filed December 5, 2025; Partners filed a reply and opposition to the cross motion January 16, 2026; the Company filed a reply on February 9, 2026. Oral argument took place on March 4, 2026, and Supernus awaits a decision from the court.
Sage Litigation

On August 28, 2024, named plaintiff Darren Korver filed a purported federal securities class action lawsuit in the Southern District of New York against Sage Therapuetics, Inc. and individuals, Barry E. Greene and Kimi Iguchi (the “Securities Class Action”), both of whom are former officers of Sage. Pursuant to a statutorily prescribed process, the court appointed two new class representatives, Steamfitters Local 449 Pension & Retirement Security Funds and Trust of the Retirement System of the UPR, who filed an amended complaint on March 3, 2025, against the original defendants and five additional former officers of Sage. The amended complaint in the Securities Class Action alleges violations of U.S. securities laws under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Rule 10b-5 promulgated thereunder and seeks an as-yet unspecified amount of damages allegedly sustained by parties who purchased the Sage Therapeutic’s stock between April 12, 2021 and July 23, 2024, as well as applicable attorneys’ fees and costs. On April 17, 2025, Sage Therapeutics, along with all of the individual defendants, filed a motion to dismiss the Securities Class Action in the Southern District of New York. On February 18, 2026, Plaintiffs filed a letter with the Court seeking leave to amend their complaint and asking the Court to refrain from deciding the motion to dismiss pending the Court’s decision on the request to file an amended complaint. On March 10, 2026, Defendants submitted a letter to the Court joining Plaintiffs’ request of February 18, 2026. On April 3, 2026, the parties filed a stipulation, which the Court so ordered on April 9, 2026, permitting Plaintiffs to file an amended complaint by July 15, 2026. Lead Plaintiffs’ opposition to the motion to dismiss is due by August 31, 2026, and Defendants’ reply in further support of their motion is due by September 22, 2026. Related derivative actions remain stayed pending the resolution of this motion. Sage denies any allegations of wrongdoing and intends to vigorously defend against the Securities Class Action.

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

During 2025, two complaints were filed in state court by purported stockholders of Sage regarding the Agreement and Plan of Merger (the Merger Agreement), dated as of June 13, 2025, by and among Sage, Supernus Pharmaceuticals, Inc., a Delaware corporation, and Saphire, Inc., a Delaware corporation. On July 8, 2025, a purported stockholder of Sage Therapeutics filed a complaint against Sage Therapeutics and each member of the Board in the Supreme Court of the State of New York, County of New York, captioned Taylor v. Sage Therapeutics, Inc., et al., Index No. 654060/2025 (the “Taylor Complaint”). On July 9, 2025, a purported stockholder of Sage Therapeutics filed a complaint against Sage Therapeutics and each member of the Board in the Supreme Court of the State of New York, County of New York, captioned Morgan v. Sage Therapeutics, Inc., et al., Index No. 654094/2025 (together with the Taylor Complaint, the “Merger Complaints”). The Merger Complaints assert, among other things, claims for negligent misrepresentation and concealment and negligence under New York common law against all defendants. The Merger Complaints allege that Sage Therapeutic’s Solicitation/Recommendation Statement on Schedule 14D-9 filed with the SEC on July 2, 2025, together with the exhibits and annexes thereto (the “Schedule 14D-9”), omitted certain purportedly material information. Among other relief, the Merger Complaints seek (i) an injunction prohibiting consummation of the transactions contemplated by the Merger Agreement (the “Transactions”), (ii) rescission or actual and punitive damages if the Transactions are consummated, and (iii) an award of the plaintiffs’ fees and expenses, including reasonable attorneys’ and experts’ fees and expenses. Sage Therapeutics has also received certain demand letters from purported stockholders making allegations similar to those contained in the Merger Complaints. Additional lawsuits arising out of or relating to the Merger Agreement may be filed in the future.

At this time, the Company is unable to predict the outcome of the Securities Class Action, the SEC investigation, the Consolidated Derivative Litigation, or the Merger Complaints, or reasonably estimate a range of possible losses.

Item 1A. Risk Factors
Any investment in our business involves a high degree of risk. Before making an investment decision, you should carefully consider the information we include in this Quarterly Report on Form 10-Q, including our condensed consolidated financial statements and related notes; the additional information in the other reports we file with the Securities and Exchange Commission; and the risks described in our Annual Report on Form 10-K for the year ended December 31, 2025 and quarterly report on Form 10-Q for the period ended March 31, 2026. These risks may result in material harm to our business and our financial condition and results of operations. If a material, adverse event was to occur, the market price of our common stock may decline, and you could lose part or all of your investment.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
(a)    Sales of Unregistered Securities.
None.
Item 3.    Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
None.
Item 5.    Other Information
(a)     None.
(b)    None.
(c)    Insider Trading Arrangements and Policies.
The table below lists the insider trading arrangements adopted or terminated during the first quarter of 2026:

Name and Title of Director or Officer	Rule 10b5-1 Trading Arrangement(1)	Trading Arrangement Adopted or Terminated	Date of Adoption or Termination	Duration of Trading Arrangement	Aggregate Number of Securities to be Purchased Pursuant to Trading Arrangement	Aggregate Number of Securities to be Sold Pursuant to Trading Arrangement
William Todd Horich Senior Vice President, Chief Commercial Officer	Yes	Adopted	March 13, 2026	First Transaction Date through March 12, 2027	—	44,000
William Todd Horich Senior Vice President, Marketing & Market Access(2)	Yes	Terminated	February 5, 2026	First Transaction Date through December 15, 2026	—	16,875
____________________________________
(1) Indicates whether the trading arrangement is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c).
(2) Mr. Horich was appointed to Senior Vice President and Chief Commercial Officer in March 2026. The termination of his 10b5-1plan in February 2026 preceded his appointment to his current position.

Item 6.    Exhibits
The following exhibits are filed or furnished as part of this Quarterly Report on Form 10-Q:

Exhibit Number	Description
10.1††*
First Amendment to Agreement and Plan of Merger, dated as of January 22, 2026, by and among Supernus Pharmaceuticals, Inc. and Reich Consulting Group, Inc. (incorporated by reference to Exhibit 10.01 to the Company’s Form 8-K filed on January 28, 2026, File No. 001-35518).

10.2††*
Asset Purchase Agreement dated April 1, 2026 by and among Supernus Pharmaceuticals, Inc., Navitor Pharmaceuticals, Inc. and Navitor Pharmaceuticals, LLC. (incorporated by reference to Exhibit 2.1 to the Company's Form 8-K filed on April 7, 2026, File No. 001-35518).

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

101
The following financial information from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, formatted in Inline XBRL: (i) Cover Page, (ii) Condensed Consolidated Statements of loss, (iii) Condensed Consolidated Statements of Comprehensive Loss, (iv) Condensed Consolidated Balance Sheets, (v) Condensed Consolidated Statements of Changes in Stockholders' Equity, (vi) Condensed Consolidated Statements of Cash Flows, and (vii) the Notes to Condensed Consolidated Financial Statements, tagged in summary and detail.

104	The cover page of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, formatted in Inline XBRL (included with the Exhibit 101 attachments).
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

SUPERNUS PHARMACEUTICALS, INC.

DATED: May 5, 2026	By:	/s/ Jack A. Khattar
Jack A. Khattar President and Chief Executive Officer

DATED: May 5, 2026	By:	/s/ Timothy C. Dec
Timothy C. Dec Senior Vice-President and Chief Financial Officer