Form 10-Q
period 2026-06-30
SUPERNUS PHARMACEUTICALS, INC.
filed 2026-08-03
CIK 1356576

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☒ No
Securities registered pursuant to Section 12(b) of the Exchange Act

Title of each class	Outstanding at July 28, 2026	Trading Symbol	Name of each exchange on which registered
Common Stock, $0.001 par value per share	58,127,013	SUPN	The Nasdaq Global Market

SUPERNUS PHARMACEUTICALS, INC.
FORM 10-Q — QUARTERLY REPORT
FOR THE QUARTERLY PERIOD ENDED June 30, 2026

PART I — FINANCIAL INFORMATION

Supernus Pharmaceuticals, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)

	June 30,	December 31,
	2026	2025
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$179,953	$128,448
Marketable securities	192,114	180,222
Accounts receivable, net	211,656	187,802
Inventories, net	83,924	82,385
Prepaid expenses and other current assets	55,849	65,325
Total current assets	723,496	644,182
Restricted cash	1,450	1,450
Property and equipment, net	10,197	10,531
Intangible assets, net	469,459	569,456
Goodwill	119,431	124,882
Deferred income tax assets, net	49,061	38,351
Other assets	55,015	63,796
Total assets	$1,428,109	$1,452,648

Liabilities and stockholders' equity
Current liabilities
Accounts payable and accrued liabilities	$108,458	$107,800
Accrued product returns and rebates	198,844	161,097
Contingent consideration, current portion	—	31,052
Other current liabilities	40,076	38,222
Total current liabilities	347,378	338,171
Contingent consideration, long-term	206	206
Operating lease liabilities, long-term	29,427	30,365
Other liabilities	19,872	22,192
Total liabilities	396,883	390,934

Commitments and contingencies (Note 17)

Stockholders' equity
Common stock, $0.001 par value; 130,000,000 shares authorized; 58,164,352 and 57,457,462 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	58	57
Additional paid-in capital	574,094	543,825
Accumulated other comprehensive loss, net of tax	(138)	(44)
Retained earnings	457,212	517,876
Total stockholders' equity	1,031,226	1,061,714
Total liabilities and stockholders' equity	$1,428,109	$1,452,648

See accompanying notes.

Supernus Pharmaceuticals, Inc.
Condensed Consolidated Statements of Earnings (Loss)
(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(unaudited)		(unaudited)
Revenues
Net product sales	$165,713	$157,995	$316,466	$299,983
Collaboration revenue (ZURZUVAE)	35,350	—	62,993	—
Royalty, licensing, and other revenues	17,995	7,458	47,304	15,294
Total revenues	219,058	165,453	426,763	315,277

Costs and expenses
Cost of revenues(a)	33,669	16,827	57,060	32,590
Research and development	29,463	22,115	68,901	49,042
Selling, general and administrative	133,637	93,551	258,810	183,495
Amortization of intangible assets	25,333	20,819	50,977	40,605
Intangible asset impairment charges	54,919	—	54,919	—
Contingent consideration loss	—	—	2,391	7,660
Total costs and expenses	277,021	153,312	493,058	313,392

Operating earnings (loss)	(57,963)	12,141	(66,295)	1,885

Other income (expense)
Interest and other income, net	2,630	4,528	5,012	8,953
Interest expense	(2,315)	—	(2,315)	—
Total other income, net	315	4,528	2,697	8,953

Earnings (loss) before income taxes	(57,648)	16,669	(63,598)	10,838

Income tax expense (benefit)	723	(5,830)	(2,934)	166
Net earnings (loss)	$(58,371)	$22,499	$(60,664)	$10,672

Earnings (loss) per share
Basic	$(1.01)	$0.40	$(1.05)	$0.19
Diluted	$(1.01)	$0.40	$(1.05)	$0.19

Weighted average shares outstanding
Basic	58,070,378	56,024,771	57,860,131	55,945,434
Diluted	58,070,378	56,643,189	57,860,131	56,688,754
_____________________________
(a) Excludes amortization of intangible assets

See accompanying notes.

Supernus Pharmaceuticals, Inc.
Condensed Consolidated Statements of Comprehensive Earnings (Loss)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(unaudited)		(unaudited)
Net earnings (loss)	$(58,371)	$22,499	$(60,664)	$10,672
Other comprehensive gain (loss)
Unrealized gain (loss) on marketable securities, net of tax	117	(41)	(94)	(11)
Other comprehensive gain (loss)	117	(41)	(94)	(11)
Comprehensive earnings (loss)	$(58,254)	$22,458	$(60,758)	$10,661

See accompanying notes.

Supernus Pharmaceuticals, Inc.
Condensed Consolidated Statements of Changes in Stockholders' Equity
(unaudited, in thousands, except share data)

j	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Earnings (Loss)	Retained Earnings	Total Stockholders' Equity
	Shares	Amount
Balance, December 31, 2025	57,457,462	$57	$543,825	$(44)	$517,876	$1,061,714
Share-based compensation expense related to employee stock purchase plan and share-based awards	—	—	8,480	—	—	8,480
Issuance of common stock related to employee stock purchase plan and share-based awards, net of taxes withheld	582,259	1	9,114	—	—	9,115
Net loss	—	—	—	—	(2,293)	(2,293)
Unrealized loss on marketable securities, net of tax	—	—	—	(211)	—	(211)
Balance, March 31, 2026	58,039,721	58	561,419	(255)	515,583	1,076,805
Share-based compensation expense related to employee stock purchase plan and share-based awards		—	8,640	—	—	8,640
Issuance of common stock related to employee stock purchase plan and share-based awards, net of taxes withheld	124,631	—	4,035	—	—	4,035
Net loss	—	—	—	—	(58,371)	(58,371)
Unrealized gain on marketable securities, net of tax	—	—	—	117	—	117
Balance, June 30, 2026	58,164,352	$58	$574,094	$(138)	$457,212	$1,031,226

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Earnings (Loss)	Retained Earnings	Total Stockholders' Equity
	Shares	Amount
Balance, December 31, 2024	55,743,095	$56	$479,440	$(189)	$556,426	$1,035,733
Share-based compensation expense related to employee stock purchase plan and share-based awards	—	—	8,068	—	—	8,068
Issuance of common stock related to employee stock purchase plan and share-based awards, net of taxes withheld	246,153	—	(1,299)	—	—	(1,299)
Net loss	—	—	—	—	(11,827)	(11,827)
Unrealized gain on marketable securities, net of tax	—	—	—	30	—	30
Balance, March 31, 2025	55,989,248	56	486,209	(159)	544,599	1,030,705
Share-based compensation expense related to employee stock purchase plan and share-based awards	—	—	7,507	—	—	7,507
Issuance of common stock related to employee stock purchase plan and share-based awards, net of taxes withheld	130,112	—	3,230	—	—	3,230
Net earnings	—	—	—	—	22,499	22,499
Unrealized loss on marketable securities, net of tax	—	—	—	(41)	—	(41)
Balance, June 30, 2025	56,119,360	$56	$496,946	$(200)	$567,098	$1,063,900

See accompanying notes.

Supernus Pharmaceuticals, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)

	Six Months Ended June 30,
	2026	2025
	(unaudited)
Cash flows from operating activities
Net earnings (loss)	$(60,664)	$10,672
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	51,879	41,741
Intangible asset impairment charges	54,919	—
Amortization of premium/discount on marketable securities	(532)	(1,106)
Change in fair value of contingent consideration	2,391	7,660
Realized loss (gain) from sale of marketable securities	(21)	9
Share-based compensation expense	17,120	15,575
Deferred income tax benefit	(11,033)	(11,152)
Noncash lease expense	4,454	2,681
Inventory valuation write-down	5,864	1,467
Payment of contingent consideration	(22,208)	(4,900)
Other noncash adjustments, net	578	1,089
Changes in operating assets and liabilities:
Accounts receivable	(23,855)	1,246
Inventories	(411)	9,618
Prepaid expenses and other assets	9,227	4,870
Accrued product returns and rebates	37,747	12,211
Accounts payable and other liabilities	(3,741)	(2,547)
Net cash provided by operating activities	61,714	89,134

Cash flows from investing activities
Purchases of marketable securities	(128,438)	(259,113)
Maturities of marketable securities	116,882	266,605
Purchases of property and equipment	(568)	(782)
Net cash provided by (used in) investing activities	(12,124)	6,710

Cash flows from financing activities
Proceeds from issuance of common stock	17,793	5,318
Employee taxes paid related to net share settlement of equity awards	(4,643)	(3,387)
Payment of contingent consideration	(11,235)	(22,395)
Net cash provided by (used in) financing activities	1,915	(20,464)
Net change in cash, cash equivalents, and restricted cash	51,505	75,380
Cash, cash equivalents, and restricted cash at beginning of period	129,898	69,331
Cash, cash equivalents, and restricted cash at end of period	$181,403	$144,711

Reconciliation of cash, cash equivalents, and restricted cash reported in the condensed consolidated balance sheets
Cash and cash equivalents	$179,953	$144,711
Restricted cash	1,450	—
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$181,403	$144,711

Supplemental cash flow information
Cash paid for income taxes	$461	$12,697

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
Merger of Equals with Indivior Pharmaceuticals, Inc.
Refer to Note 18, Subsequent Events.
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
For those elements of the arrangement that are accounted for pursuant to ASC 606, the Company performs the five-step model under ASC 606 as noted above to determine the appropriate amount of revenue to be recognized as it fulfills its obligations under each of its agreements and presents the arrangement as Royalty, licensing and other revenue or Collaboration revenue (ZURZUVAE) in the condensed consolidated statements of earnings (loss).
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
In addition, under the collaboration agreement with Biogen, the Company and Biogen equally share in the costs of development and commercialization of ZURZUVAE. Commercial activities under the collaboration agreement may include advertising expenses. The Company's proportionate share of the costs of commercial activities under the collaboration agreement is recorded as a component of Selling, general and administrative expenses in the unaudited condensed consolidated statement of earnings (loss). Refer to Note 15, Collaboration Agreements.
The Company incurred $27.7 million and $55.1 million in advertising expense for the three and six months ended June 30, 2026 and $25.3 million and $51.4 million in advertising expense for the three and six months ended June 30, 2025, respectively. These expenses are recorded as a component of Selling, general and administrative expenses in the unaudited condensed consolidated statement of earnings (loss).
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
Insurance recoveries recognized are recorded as a reduction to Selling, general and administrative expenses. The Company had $2.4 million and $3.9 million of insurance recoveries during the three and six months ended June 30, 2026, respectively, and $1.0 million and $5.4 million of insurance recoveries during the three and six months ended June 30, 2025, respectively. Insurance receivable was $4.3 million and $1.8 million as of June 30, 2026 and December 31, 2025, respectively.
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

3. Sage Acquisition

On July 31, 2025 (the Sage Closing Date), the Company completed its acquisition of all the outstanding equity of Sage Therapeutics, Inc. (Sage) pursuant to the Sage Merger Agreement dated June 13, 2025 (the Sage Acquisition). Under the terms of the Sage Merger Agreement, the Company commenced a tender offer to acquire all outstanding shares of Sage, par value $0.0001 per share (the Shares and each, a Share), at an offer price of (i) $8.50 per share in cash, less any applicable withholding taxes and without interest (the Cash Amount; an aggregate of approximately $561 million), plus (ii) one contingent value right per Share (the "CVR"; an aggregate of approximately $234 million, subject to the achievement of specific contingencies), which represents the right to receive up to $3.50, which is governed by the terms of a contingent value rights agreement entered into between the Company and CVR Agent (the Sage CVR Agreement), in cash, less any applicable withholding taxes and without interest. The transaction provides Supernus with the right to develop and market ZURZUVAE® (zuranolone) capsules, the first and only U.S. Food and Drug Administration (FDA)-approved oral medicine indicated for the treatment of adults with postpartum depression and a late-stage product candidate.

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

The following preliminary purchase price allocation table presents the Company' preliminary estimates of the fair value of assets acquired and liabilities assumed as of the Sage Closing Date (unaudited, dollars in thousands):

	As Initially Reported (a)	Measurement Period Adjustments (b)	As Adjusted
Cash and cash equivalents	$243,197	$—	$243,197
Marketable securities	93,181	—	93,181
Accounts receivable, net	23,291	—	23,291
Inventories, net (c)	50,714	1,897	52,611
Prepaid expenses and other current assets (c)	18,674	(2,094)	16,580
Restricted cash	1,450	—	1,450
Operating lease asset (d)	5,630	(520)	5,110
Intangible assets (e)	166,500	(23,600)	142,900
Deferred income tax assets, net (f)	—	47,935	47,935
Other assets	1,102	—	1,102
Total fair value of assets acquired	603,739	23,618	627,357
Accounts payable and accrued liabilities	44,232	—	44,232
Other liabilities (g)	—	23,969	23,969
Operating lease liability	12,380	—	12,380
Total fair value of liabilities assumed	56,612	23,969	80,581
Total identifiable net assets	547,127	(351)	546,776
Goodwill	2,061	351	2,412
Total purchase price	$549,188	$—	$549,188

Cash consideration paid for Sage's common stock	$533,667	$—	$533,667
Cash consideration paid for cash settlement of Sage's equity awards	4,073	—	4,073
Fair value of contingent consideration	11,448	—	11,448
Total purchase price	$549,188	$—	$549,188
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
(d) Refinement of the estimate of fair value of the right of use (ROU) asset associated with the acquired Sage headquarters lease. Refer to Note 13, Leases
(e) Measurement period adjustments to intangible assets are primarily due to update in inputs and assumptions based on information related to the facts and circumstances that existed as of the acquisition date.
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
Acquired intangible assets are amortized over their estimated useful lives on a straight-line basis. The Company recognized $0.3 million of amortization expense in the six months ended June 30, 2026 which would have been recognized in the year ended December 31, 2025 if the adjustment to provisional amounts were recognized as of the Sage Closing Date.
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
Revenues and Net Earnings of Sage
The operations of Sage and its subsidiaries have been included in the Company's condensed consolidated statements of earnings (loss) for the period subsequent to the Sage Closing Date.
4. Disaggregated Revenues

The following table provides information regarding total revenues (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(unaudited)		(unaudited)
Net product sales
Qelbree	$89,239	$77,547	$167,082	$142,292
GOCOVRI	37,530	36,660	72,770	67,349
ONAPGO	13,546	1,604	21,921	1,604
Trokendi XR	8,411	11,193	17,890	23,994
Oxtellar XR	8,782	11,637	16,204	21,835
APOKYN	6,323	12,820	14,051	27,796
Other(a)	1,882	6,534	6,548	15,113
Total net product sales	165,713	157,995	316,466	299,983
Collaboration revenue (ZURZUVAE)(b)	35,350	—	62,993	—
Royalty, licensing, and other revenues	17,995	7,458	47,304	15,294
Total revenues	$219,058	$165,453	$426,763	$315,277
___________________________________________
(a) Includes net product sales of MYOBLOC, XADAGO and Osmolex ER.
(b) Includes the Company's proportionate share of net sales of ZURZUVAE.
The Company recognized $20.0 million of licensing revenue in the six months ended June 30, 2026 related to the achievement of a commercial milestone under the Company's collaboration agreement with Shionogi.

Adjustments related to prior year sales for the six months ended June 30, 2026 were approximately 1% of net product sales. Adjustments related to prior year sales for the six months ended June 30, 2025 were approximately 4% of net product sales. In 2025, the Company had favorable actual returns experience and as a result, the Company changed its estimated provision for product returns based on the most recent experience. Adjustments related to prior year sales for the six months ended June 30, 2025 were primarily attributable to Qelbree.
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
5. Investments
Marketable Securities
Unrestricted available-for-sale marketable securities held by the Company are as follows (dollars in thousands):

	June 30, 2026	December 31, 2025
	(unaudited)
Corporate, U.S. government agency and municipal debt securities
Amortized cost	$192,304	$180,215
Gross unrealized gains	1	34
Gross unrealized losses	(191)	(27)
Total fair value	$192,114	$180,222
As of June 30, 2026, all of the Company's unrestricted available-for-sale marketable securities have contractual maturities of one year or less.
As of June 30, 2026 and December 31, 2025, there was no impairment due to credit loss on any available-for-sale marketable securities.
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

	Fair Value Measurements as of June 30, 2026 (unaudited)
	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents
Cash	$74,614	$74,614	$—	$—
Money market funds	105,339	105,339	—	—
Marketable securities
Corporate debt securities	191,116	—	191,116	—
U.S government agency securities	998	—	998	—
Other noncurrent assets
Marketable securities - restricted (SERP)	785	30	755	—
Restricted cash	1,450	1,450	—	—
Total assets at fair value	$374,302	$181,433	$192,869	$—
Liabilities:
Contingent consideration	$206	$—	$—	$206
Total liabilities at fair value	$206	$—	$—	$206

	Fair Value Measurements as of December 31, 2025
	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents
Cash	$56,371	$56,371	$—	$—
Money market funds	72,077	72,077	—	—
Marketable securities
Corporate debt securities	164,519	—	164,519	—
Municipal debt securities	14,716	—	14,716	—
U.S. government agency debt securities	987	—	987	—
Other noncurrent assets
Marketable securities - restricted (SERP)	705	27	678	—
Restricted Cash	1,450	1,450	—	$—
Total assets at fair value	$310,825	$129,925	$180,900	$—
Liabilities:
Contingent consideration	$31,258	$—	$—	$31,258
Total liabilities at fair value	$31,258	$—	$—	$31,258
Other Financial Instruments
The carrying amounts of other financial instruments, including accounts receivable, accounts payable, and accrued expenses approximate fair value due to their short-term maturities.

7. Contingent Consideration
The following table sets forth the contingent consideration liabilities (dollars in thousands):

	June 30, 2026	December 31, 2025
	(unaudited)
Reported under the following captions in the condensed consolidated balance sheets:
Contingent consideration, current portion	$—	$31,052
Contingent consideration, long-term	206	206
Total	$206	$31,258
The Company's contingent consideration liabilities as of June 30, 2026 and December 31, 2025 are related to the Sage Acquisition in 2025.
Sage Contingent Consideration
At the Sage Acquisition Date, the contingent consideration liabilities are measured using either a market participant approach with both implied fair value from the stock price combined with a Monte Carlo simulation or income approach. At June 30, 2026, the contingent consideration are measured using the income approach. The Company classifies contingent consideration liabilities as Level 3 fair value measurements in the period where significant unobservable inputs were used to estimate fair value. These reflect the inputs and assumptions the Company believes would be made by market participants. Changes in any of those inputs together or in isolation may result in significantly lower or higher fair value measurement. The key assumptions considered include the estimated amount and timing of projected revenues, volatility, probability of milestone achievement, estimated discount rates, and risk-free interest rate. The change in fair value is reported on the condensed consolidated statement of earnings (loss) in Contingent consideration loss.
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
ZURZUVAE received regulatory approval for the treatment of MDD in Japan in December 2025. In March 2026, Shionogi announced the successful commercial launch of a product containing zuranolone for the treatment of MDD in Japan. As such, the CVR became due and payable and the Company accreted the liability to the full milestone payout amount of $33.4 million in Other current liabilities as of March 31, 2026. The Company paid the milestone amount of $33.4 million in June 2026 and thus, derecognized the liability. The possible outcomes for the remaining unmet milestones range from $0 to $201 million on an undiscounted basis as of June 30, 2026.
USWM Contingent Consideration
On June 9, 2020 (the USWM Closing Date), the Company completed its acquisition of all the outstanding equity of USWM Enterprises, LLC (USWM Enterprises) (USWM Acquisition). The USWM Acquisition included potential additional contingent consideration payments for regulatory and development milestones and sales-based milestones. At December 31, 2024, there were two remaining outstanding milestones, one related to the approval of ONAPGO and the other related to the commercial launch of ONAPGO. Both milestones were met in 2025 and the liability was accreted to the milestone amounts due resulting in the recognition of $7.7 million change in fair value of contingent consideration. In February 2025, the Company paid the $25 million milestone related to the FDA's approval of ONAPGO in February 2025. ONAPGO was launched in April 2025 and the $30 million milestone payment related to the commercial launch of ONAPGO, subject to certain holdbacks as permitted under the Sale and Purchase Agreement Relating to USWM Enterprises, LLC, dated April 28, 2020, by and between US WorldMeds Partners, LLC and Supernus Pharmaceuticals, Inc., (USWM Sale and Purchase Agreement) became due and payable. Of the $30 million, the Company paid $2.3 million in the second quarter of 2025 and the remaining amount held was reclassified to Other current liabilities in the condensed consolidated balance sheet as the milestone had been met but payment remains subject to certain holdbacks permitted under the USWM Sale and Purchase Agreement. The outstanding liability as of June 30, 2026 was $31.4 million, which includes the principal amount held back and related accrued interest and legal expenses. Following a proceeding in the Superior Court of the State of Delaware, during the second quarter of 2026, the Company was ordered to pay USWM the held back principal, as well as accrued interest and legal expenses.
Change in the Fair Value of Contingent Consideration
The following tables provide a reconciliation of the beginning and ending balances related to the contingent consideration liability for the USWM Acquisition and Sage Acquisition (dollars in thousands):

	USWM Acquisition	Sage Acquisition	Total
Balance, December 31, 2025	$—	$31,258	$31,258
Change in fair value recognized in earnings	—	2,391	2,391
Milestone payments	—	(33,443)	(33,443)
Balance, June 30, 2026 (unaudited)	$—	$206	$206

	USWM Acquisition	Sage Acquisition	Total
Balance, December 31, 2024	$47,340	$—	$47,340
Change in fair value recognized in earnings	7,660	—	7,660
Milestone payments	(27,295)	—	(27,295)
Reclassification to Other Current Liabilities	(27,705)		(27,705)
Balance, June 30, 2025 (unaudited)	$—	$—	$—
The Company recorded the following changes in fair value of the contingent consideration liability for the USWM milestones:
•No expense was recorded during the three and six months ended June 30, 2026. No expense was recorded during the three months ended June 30, 2025. The Company recorded a $7.7 million expense due to the change in fair value of contingent consideration liabilities for the USWM milestones for the six months ended June 30, 2025. The change in fair value of contingent consideration was primarily due to accretion to the full milestone payment amount with the achievement of the milestones.
The Company recorded the following changes in the fair value of contingent consideration liability for the Sage CVRs:
•No change in fair value was recorded during the three months ended June 30, 2026. $2.4 million change in fair value was recorded during the six months ended June 30, 2026 due to the achievement for the milestone related to the first commercial sale in Japan to a third-party customer after regulatory approval for ZURZUVAE for the treatment of major depressive disorder (MDD) in Japan by June 30, 2026.

8.    Goodwill and Intangible Assets, Net
Goodwill
The following table sets forth the gross carrying amounts of goodwill (dollars in thousands)

	June 30, 2026	December 31, 2025
	(unaudited)
Beginning balance	$124,882	$117,019
Goodwill activity from Sage Acquisition (a)	(5,451)	7,863
Ending balance	$119,431	$124,882

(a) Refer to Note 3, Sage Acquisition for further detail.
Intangible Assets, Net
The following table sets forth the gross carrying amounts and related accumulated amortization of intangible assets subject to amortization (dollars in thousands):

	June 30, 2026				December 31, 2025
	(unaudited)
	Remaining Weighted Average Life (Years)	Carrying Amount, Gross	Accumulated Amortization	Carrying Amount, Net	Carrying Amount, Gross	Accumulated Amortization	Carrying Amount, Net
Acquired developed technology and product rights	5.9	$873,291	$(403,832)	$469,459	$922,311	$(352,855)	$569,456
Amortization expense for intangible assets was $25.3 million and $51.0 million for the three and six months ended June 30, 2026, respectively, and $20.8 million and $40.6 million for the three and six months ended June 30, 2025, respectively.
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

In the second quarter of 2026, the Company recognized impairment charges of $54.9 million related to its acquired intangible asset, APOKYN. The primary factors that led to the impairment determination were the performance of the commercial product and the change in the Company's future outlook of the brand as part of the Company's long-term planning process. The Company recognized as impairment loss the difference between the estimated fair value and carrying value of the intangible asset. The Company used the discounted cash flow income approach to estimate the fair values of the intangible assets. The primary inputs and assumptions used in the model included timing and projections of estimated future revenues and cash flows, and discount rate. The fair value measurement is classified as Level 3 within the fair value hierarchy as defined in ASC 820, Fair Value Measurement, due to the unobservable inputs used. The impairment loss is reported as Intangible asset impairment charges in the condensed consolidated statements of earnings (loss).
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
As of June 30, 2026 and December 31, 2025, there was no outstanding debt under the Credit Line.
10.    Share-Based Payments
Equity Incentive Plan
The Company has adopted the Supernus Pharmaceuticals, Inc. 2021 Equity Incentive Plan (2021 Plan) which was approved by the stockholders in June 2021. The 2021 Plan is the successor to, and replaced the 2012 Equity Incentive Plan, as amended (the 2012 Plan). The 2021 Plan is administered by the Company's Board of Directors and the Company's Compensation Committee of the Board. The 2021 Plan provides for the grant of stock options and certain other equity awards, including: stock appreciation rights (SARs); restricted and unrestricted stock; stock units; performance awards; cash awards; and other awards that are convertible into or otherwise based on the Company's common stock, to the Company's key employees, directors, consultants, and advisors. In June 2026, the Company's shareholders approved, and the Company has adopted, the Amended and Restated 2021 Equity Incentive Plan (the Amended 2021 Plan) to increase the number of shares of the Company's common stock available for issuance under the 2021 Plan by 4,000,000 shares. The maximum number of shares that can be issued under the Amended 2021 Plan is 19,012,893 shares of the Company's common stock which includes the (i) 4,000,000 shares added pursuant to the adoption of the Amended 2021 Plan, (ii) the number of shares that remain available to be issued or transferred pursuant to awards under the 2021 Equity Incentive Plan as of the adoption date of the Amended 2021 Plan, and (iii) the number of shares that have already been issued or transferred pursuant to awards under the 2021 Plan prior to the approval by the Company’s stockholders of the Amended 2021 Plan.

Share-based compensation expense is as follows (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(unaudited)		(unaudited)
Research and development	$1,389	$1,479	$2,924	$2,891
Selling, general and administrative	7,251	6,028	14,196	12,684
Total	$8,640	$7,507	$17,120	$15,575
The Company has $12.3 million of unrecognized compensation expense related to CVRs granted to holders of the accelerated Sage equity awards as of June 30, 2026. This unrecognized compensation expense will be recognized if and when the milestones associated with the CVRs become probable of achievement.
Stock Options
The following table summarizes stock option activities:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)
Outstanding, December 31, 2025	6,343,009	$32.63	6.3
Granted	933,392	$50.13
Exercised	(524,249)	$30.85
Forfeited	(98,940)	$38.94
Outstanding, June 30, 2026 (unaudited)	6,653,212	$35.13	6.4

As of June 30, 2026 (unaudited):
Vested and expected to vest	6,653,212	$35.13	6.4
Exercisable	4,075,789	$32.46	5.0

As of December 31, 2025:
Vested and expected to vest	6,343,009	$32.63	6.3
Exercisable	3,636,073	$32.08	4.8
Restricted Stock Units
The following table summarizes restricted stock unit (RSU) activities:

	Number of RSUs	Weighted Average Grant Date Fair Value per Share
Nonvested, December 31, 2025	396,693	$32.98
Granted	122,609	$50.20
Vested	(165,678)	$33.43
Forfeited	(8,332)	$37.81
Nonvested, June 30, 2026 (unaudited)	345,292	$38.77

Performance Share Units
The following table summarizes performance share unit (PSU) activities:

	Number of PSUs	Weighted Average Grant Date Fair Value per Share
Nonvested, December 31, 2025	390,496	$30.80
Granted	—	$—
Vested	(65,240)	$27.41
Forfeited	(55,840)	$28.19
Nonvested, June 30, 2026 (unaudited)	269,416	$32.16

11.    Earnings (Loss) per Share

The following table sets forth the computation of basic and diluted earnings per share for the three and six months ended June 30, 2026 and 2025 (dollars in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(unaudited)		(unaudited)
Numerator:
Net earnings (loss)	$(58,371)	$22,499	$(60,664)	$10,672
Numerator for basic and dilutive earnings (loss) per share	$(58,371)	$22,499	$(60,664)	$10,672
Denominator:
Weighted average shares outstanding, basic	58,070,378	56,024,771	57,860,131	55,945,434
Effect of dilutive securities:
Stock options and stock awards	—	618,418	—	743,320
Weighted average shares outstanding, diluted	58,070,378	56,643,189	57,860,131	56,688,754

Earnings (loss) per share, basic	$(1.01)	$0.40	$(1.05)	$0.19
Earnings (loss) per share, diluted	$(1.01)	$0.40	$(1.05)	$0.19
The following table sets forth the common stock equivalents of outstanding stock-based awards excluded in the calculation of diluted earnings (loss) per share, because their inclusion would be anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(unaudited)		(unaudited)
Stock options and stock awards	7,267,920	588,422	7,267,920	836,462

12.    Income Tax Expense (Benefit)
The following table provides information regarding the Company's income tax expense (benefit) for the three and six months ended June 30, 2026 and 2025 (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(unaudited)		(unaudited)
Income tax expense (benefit)	$723	$(5,830)	$(2,934)	$166
Effective tax rate	(1.3)%	(35.0)%	4.6%	1.5%

Income tax expense (benefit) was an expense of $0.7 million ((1.3)% effective tax rate) and a benefit of $2.9 million (4.6% effective tax rate) for the three and six months ended June 30, 2026, as compared to an income tax benefit of $5.8 million ((35.0)% effective tax rate) and income tax expense of $0.2 million (1.5% effective tax rate) for the three and six months ended June 30, 2025. The change in income tax expense (benefit) and effective income tax rate was primarily due to a forecasted full year pre-tax loss for the six months ended June 30, 2026, as compared to forecasted full year income for the same period in 2025.

The Company's effective income tax rate for the three and six months ended June 30, 2026 varies from the statutory federal tax rate in the United States (U.S. federal tax rate) of 21% primarily due to the effects of non-deductible executive compensation, non-deductible payments related to contingent consideration, and state taxes. The Company's effective income tax rate for the three and six months ended June 30, 2025 vary from the statutory U.S. federal tax rate primarily due to the impact of recurring permanent differences on a forecasted near break-even loss.

The annual forecasted earnings represent the Company's best estimate as of June 30, 2026 and 2025, are subject to change and could have a material impact on the effective tax rate in subsequent periods. ASC 740, Income Taxes (ASC 740), requires the Company to estimate the annual effective income tax rate for the full year and apply it to pre-tax income (loss) for each interim period, taking into account year-to-date amounts and projected results for the full year.

As of June 30, 2026 and December 31, 2025, the Company had income tax receivable of $30.8 million and $38.4 million, respectively, which is classified as Prepaid expenses and other current assets on the condensed consolidated balance sheets.

13.    Leases
Operating lease assets and lease liabilities as reported on the condensed consolidated balance sheets are as follows (dollars in thousands):

	Balance Sheet Classification	June 30, 2026	December 31, 2025
		(unaudited)
Assets
Operating lease assets	Other assets	$25,425	$26,712
Total lease assets		$25,425	$26,712

Liabilities
Operating lease liabilities, current portion	Accounts payable and accrued liabilities	$10,743	$10,612
Operating lease liabilities, long-term	Operating lease liabilities, long-term	29,427	30,365
Total lease liabilities		$40,170	$40,977

Supplemental cash flow information related to leases is as follows (dollars in thousands):

	Six Months Ended June 30,
	2026	2025
	(unaudited)
Cash paid for operating leases	$8,686	$7,290
Lease assets obtained for new operating leases	3,167	900
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

The measure of the reportable segment assets is reported on the balance sheet as total assets.

The following table shows the segment revenue, significant segment expenses and net earnings (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(unaudited)		(unaudited)
Total revenues	$219,058	$165,453	$426,763	$315,277
Less: Significant segment expenses:
Cost of revenues	33,669	16,827	57,060	32,590
Selling expenses	68,910	44,398	135,188	87,012
Marketing expenses	23,881	20,732	44,578	41,396
General and administrative expenses	40,846	28,421	79,044	55,087
Research and development expenses
External development program expenses:
ONAPGO	515	789	776	1,261
SPN-820	2,968	2,199	4,817	6,962
SPN-817(a)	6,943	3,446	23,500	7,017
SPN-443	678	616	1,046	1,026
Qelbree	2,217	2,224	4,581	6,637
ZURZUVAE	73	—	155	—
Early-stage programs and other expenses	5,470	2,863	11,667	5,666
Total external development program expenses	18,864	12,137	46,542	28,569
Internal employee-related expenses	10,599	9,978	22,359	20,473
Total research and development expenses	29,463	22,115	68,901	49,042
Other segment items(b)	80,660	10,461	102,656	39,478
Net earnings (loss)	$(58,371)	$22,499	$(60,664)	$10,672
(a) Includes amount related to Biscayne amendment. Refer to Note 17, Commitments and Contingencies.
(b) Other segment items include amortization of intangible assets, intangible asset impairment charges, contingent consideration loss, net interest and other income, interest expense, and income tax expense (benefit) whose amounts are disclosed in the condensed consolidated statement of earnings (loss).
15. Collaboration Agreements
Navitor
See Note 17, Commitments and Contingencies, for further details.
Shionogi
The Company is party to a collaboration and license agreement with Shionogi whereby Shionogi is responsible for all clinical development and regulatory filings for zuranolone in MDD and other indications in Japan, the Republic of Korea (South Korea), and Taiwan (together, the Shionogi Territory) and would be responsible for commercialization of zuranolone in the Shionogi Territory, to the extent zuranolone is successfully developed and obtains marketing approval in any of the countries within the Shionogi Territory. At the time of execution of the Shionogi Collaboration Agreement in 2018, Shionogi was required to make an upfront payment to Sage of $90.0 million, and the Company was eligible to receive additional payments of up to $470.0 million if certain regulatory and commercial milestones are achieved by Shionogi. As of June 30, 2026, the remaining potential future milestone payments include up to $40.0 million for the achievement of specified regulatory milestones, up to $10.0 million for the achievement of specified commercialization milestones, and up to $385.0 million for the achievement of specified net sales milestones. The Company is also eligible to receive tiered royalties on sales of zuranolone in the Shionogi Territory, if development efforts are successful, with tiers averaging in the low to mid-twenty percent range, subject to other terms of the agreement. As between the Company and Shionogi, the Company maintains exclusive rights to develop and commercialize zuranolone outside of the Shionogi Territory. The upfront cash payment and any payments for milestones and royalties are non-refundable and non-creditable. Due to the uncertainty of pharmaceutical development and the high historical failure rates generally associated with drug development, the Company may not receive any milestone payments or any royalty payments from Shionogi. In the fourth quarter of 2025, Shionogi received approval from the Pharmaceuticals and Medical Devices Agency for the manufacturing and marketing of a product containing zuranolone in Japan for the treatment of MDD. Shionogi announced the first commercial sale of ZURZUVAE in Japan in the first quarter of 2026. No product containing zuranolone is approved for the treatment of MDD in the United States.

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

While Biogen is considered the principal in transactions with customers for the sale of ZURZUVAE globally, the Company is also engaged in significant commercialization activities, including maintaining its own U.S. direct sales force. The Company presents its proportionate share of Biogen’s ZURZUVAE sales to customers in the U.S. as Collaboration revenue (ZURZUVAE) within the condensed consolidated statements of earnings (loss). Payments to or reimbursements from Biogen related to the agreement of the parties to share equally in all revenue and costs are accounted for as an increase to Collaboration revenue (ZURZUVAE), an increase to or reduction of Cost of revenues, Research and development expenses, or Selling, general and administrative expenses, in the condensed consolidated statements of earnings (loss), depending on the nature of the activity.

To record its proportionate share of collaboration revenue from Biogen’s sales of ZURZUVAE to customers in the U.S., the Company utilizes certain information from Biogen, including revenue from the sale of the product and associated reserves on revenue.

The following table summarizes the Company’s proportionate share of the activity under the Biogen Collaboration Agreement:

	Three Months Ended June 30,	Six Months Ended June 30,
	2026	2026
	(unaudited)	(unaudited)
Collaboration revenue (ZURZUVAE)	$35,350	$62,993
Cost of revenues	1,029	2,326
Research and development expenses	704	1,293
Selling, general and administrative expenses	26,457	49,909
Amounts receivable from Biogen related to the Biogen Collaboration Agreement are recorded within Accounts receivable, net on the condensed consolidated balance sheets and were $36.4 million and $23.0 million as of June 30, 2026 and December 31, 2025, respectively.
16.    Composition of Other Balance Sheet Items
The following details the composition of other balance sheet items (dollars in thousands for amounts in tables):
Inventories, Net

	June 30, 2026	December 31, 2025
	(unaudited)
Raw materials	$22,963	$31,833
Work in process	27,164	29,436
Finished goods	33,797	21,116
Total	$83,924	$82,385
Inventories, net as reported on the condensed consolidated balance sheets are as follows (dollars in thousands):

	Balance Sheet Classification	June 30, 2026	December 31, 2025
		(unaudited)

Current inventory	Inventories, net	$83,924	$82,385
Noncurrent inventory	Other Assets	23,103	30,095
Total		$107,027	$112,480

Property and Equipment, Net

	June 30, 2026	December 31, 2025
	(unaudited)
Lab equipment and furniture	$14,503	$14,041
Leasehold improvements	13,052	13,052
Software	952	871
Computer equipment	856	831
Subtotal	29,363	28,795
Less accumulated depreciation and amortization	(19,166)	(18,264)
Property and equipment, net	$10,197	$10,531
Depreciation and amortization expense on property and equipment was approximately $0.4 million and $0.9 million for three and six months ended June 30, 2026, respectively, and $0.5 million and $1.1 million for the three and six months ended June 30, 2025, respectively.
Accounts Payable and Accrued Liabilities

	June 30, 2026	December 31, 2025
	(unaudited)
Accrued manufacturing expenses	$29,558	$25,608
Accrued compensation, benefits, & related accruals	24,355	29,446
Accrued sales & marketing	18,262	16,665
Operating lease liabilities, current portion(a)	10,743	10,612
Accounts payable	5,593	2,677
Accrued R&D expenses	5,049	7,299
Accrued royalties(b)	403	2,403
Other accrued expenses	14,495	13,090
Total	$108,458	$107,800
_______________________________
(a) Refer to Note 13, Leases.
(b) Refer to Note 17, Commitments and Contingencies.
Accrued Product Returns and Rebates

	June 30, 2026	December 31, 2025
	(unaudited)
Accrued product rebates	$162,109	$123,297
Accrued product returns	36,735	37,800
Total	$198,844	$161,097
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
Through the USWM Acquisition, the Company acquired licensing agreements with other pharmaceutical companies for APOKYN, ONAPGO, XADAGO, and MYOBLOC. The Company is obligated to pay royalties to third parties, computed as a percentage of net product sales, for each of the products under the respective license agreements. The royalty expense incurred for these acquired products is recognized as Cost of revenues in the condensed consolidated statements of earnings (loss).

Through the Sage Acquisition, the Company acquired licensing agreements with other pharmaceutical companies for ZURZUVAE (zuranolone). See Note 15, Collaboration Agreements for further details.
Navitor Development Agreement and Asset Purchase Agreement
In April 2020, the Company entered into a development agreement (Development Agreement) with Navitor Pharmaceuticals, Inc. (Navitor Inc.). The Company agreed to bear certain Phase I and Phase II development costs incurred by either party, up to a maximum of $50 million, which amount could be increased under the terms of the Development Agreement upon Navitor's request and the Company's consent. In 2020, the Company paid a one-time, nonrefundable, and non-creditable fee of $10 million for the option to acquire or license NV-5138 (SPN-820) (Purchase Option) and made a $15 million equity investment representing approximately 13% ownership in Navitor Inc. The Company acquired Series D Preferred Shares of Navitor Inc. (the Navitor Shares), an equity investment representing an approximately 13% ownership position in Navitor Inc. As part of a legal restructuring in March 2021, the Company's Navitor Shares were exchanged for membership interests in Navitor Pharmaceutics LLC (Navitor LLC), which became the sole shareholder of Navitor Inc. The Company determined that although Navitor LLC was a VIE, the Company did not consolidate the results of this VIE into its financial results because the Company lacked the power to direct the activities that most significantly impact Navitor's economic performance.
On April 1, 2026, the Company entered into an Asset Purchase Agreement (APA) with Navitor and consummated the transactions contemplated therein whereby the Company acquired, among other things, the right, title, materials, and intellectual property of SPN-820. The transaction included no upfront cash payment, however, the Company is obligated to effect and complete one Phase 2b study and make several milestone payments of up to $350 million contingent upon the achievement of specified development, regulatory and commercial milestones. The Company accounted for the transaction as an asset purchase under ASC 805 Business Combinations. The Company accounted for the contingent milestone payments under ASC 450 Contingencies. As such, no contingent liability was recognized as the contingent milestones were deemed not probable of achievement as of April 1, 2026 and June 30, 2026. The Company retains its 13% equity ownership in Navitor LLC. The Company determined Navitor LLC no longer meets the criteria to be considered a VIE. The Company continues to record its share of the results of Navitor LLC, a private company, on a quarter lag as the financial information of Navitor LLC is not available on a sufficiently timely basis for the Company to apply the equity method of accounting.
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
Biscayne Amendment
On January 22, 2026, the Company entered into a First Amendment (Amendment) to the Agreement and Plan of Merger (Agreement) dated September 12, 2018, with former Biscayne security holders. The Amendment relates to the timing and payment of certain milestones under the Biscayne merger agreement. The Company agreed to pay former Biscayne security holders $10.0 million, one of the milestones specified in the Agreement, by June 30, 2026. The Company accrued for the liability in Other current liabilities on the condensed consolidated balance sheets as of March 31, 2026. The Company subsequently paid the Biscayne security holders in June 2026. The amount is recorded in Research and development expense on the condensed consolidated statements of earnings (loss) for the six months ended June 30, 2026.

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
APOKYN Litigation
On October 3, 2022, Sage Chemical, Inc. and TruPharma, LLC filed a lawsuit in the United States District Court for the District of Delaware alleging that Supernus Pharmaceuticals, Inc., Britannia Pharmaceuticals Limited (Britannia), and US WorldMeds Partners, LLC (US WorldMeds) violated state and federal antitrust law in connection with APOKYN® (apomorphine HCl). On October 16, 2022, Plaintiffs amended their complaint to add additional defendants MDD US Enterprises, LLC, MDD US Operations, LLC (each a subsidiary of Supernus Pharmaceuticals, Inc.), USWM, LLC (USWM), and individual defendants Paul Breckinridge Jones, Sr., Herbert Lee Warren, Jr., Henry Van Den Berg, and Kristin L. Gullo. On January 10, 2023, Defendants filed an Omnibus Motion to Dismiss the Amended Complaint seeking dismissal of each of Plaintiffs’ claims and the lawsuit in its entirety and US WorldMeds with USWM, Britannia, and the group of individual defendants each filed separate motions to dismiss. On May 9, 2024, and May 28, 2024, respectively, the Court denied the Defendants’ omnibus motion and the Britannia motion to dismiss. On May 31, 2024, and June 4, 2024, respectively, the Court granted the individual defendants’ motion to dismiss and the US WorldMeds and USWM motion to dismiss. On December 6, 2024, Plaintiffs filed a second amended complaint, which added US WorldMeds and USWM back to the case. On February 9, 2026, the Court issued a scheduling order that provided for the close of expert discovery on May 8, 2026, and the submission of dispositive motions by June 9, 2026, with briefing to be completed on September 2, 2026. On June 9, 2026, each side submitted both dispositive motions and motions to exclude certain expert opinions, which are currently being briefed. The scheduling order also sets a pretrial conference on January 15, 2027, and a jury trial beginning on January 25, 2027.
The Company intends to defend itself vigorously. However, the Company can offer no assurances that it will be successful in a litigation.
Sage Legal Proceedings
Merger Complaints
In connection with the Sage Merger Agreement and Sage's Board of Directors' (Sage Board) recommendation to Sage shareholders to tender their shares pursuant to the tender offer, two purported Sage shareholders filed complaints in state court against Sage and each member of the Sage Board. Among other things, the complaints assert claims for negligent misrepresentation and concealment and negligence under New York common law. Sage has also received certain demand letters from other purported shareholders with similar allegations to those contained in the complaints. Additional demand letters may be received by Sage and additional complaints may be filed against Sage, the Sage Board, Supernus and Saphire, Inc. in connection with the Sage Merger Agreement and tender offer.
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
On February 18, 2026, Plaintiffs filed a letter with the Court seeking leave to amend their complaint and asking the Court to refrain from deciding the motion to dismiss pending the Court’s decision on the request to file an amended complaint. On March 10, 2026, Defendants submitted a letter to the Court joining Plaintiffs’ request of February 18, 2026. On April 3, 2026, the parties filed a stipulation, which the Court so ordered on April 9, 2026, permitting Plaintiffs to file an amended complaint by July

15, 2026. On April 30, 2026, Plaintiffs filed the Second Amended Complaint. On July 15, 2026, Defendants filed a motion to dismiss the Second Amended Complaint. Lead Plaintiffs’ opposition to the motion to dismiss is due by August 31, 2026, and Defendants’ reply in further support of their motion is due by September 22, 2026. Related derivative actions remain stayed pending the resolution of this motion.
Sage denies any allegations of wrongdoing and intends to vigorously defend against the Securities Class Action.
U.S. Securities and Exchange Commission (SEC) Investigation
On October 16, 2024, Sage received a subpoena from the Enforcement Division of the SEC requesting documents and information related to Sage’s NDA for zuranolone for the treatment of MDD, including communications with the FDA and any communications containing material nonpublic information. The Company is cooperating with the SEC and intends to continue to provide information responsive to the SEC’s requests.
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
18.    Subsequent Event

On August 1, 2026, the Company entered into an Agreement and Plan Of Merger (the "Merger Agreement"), by and among the Company, Indivior Pharmaceuticals, Inc., a Delaware corporation (Indivior), and Artemis Merger Sub Inc., a Delaware corporation and a wholly-owned subsidiary of Indivior (Merger Sub).

Pursuant to the Indivior Merger Agreement, and upon the terms and subject to the conditions thereof, Merger Sub will merge with and into the Company (the "Merger"), with the Company continuing as the surviving corporation and a wholly-owned subsidiary of Indivior. Following the completion of the Merger, the combined company will be renamed "Supernus, Inc." and its shares of common stock are expected to continue trading on the Nasdaq Stock Market under the ticker symbol "SUPN". The Merger and the other transactions contemplated by the Indivior Merger Agreement are referred to collectively as the "Transactions". The consummation of the Transactions is subject to various regulatory approvals and customary terms and conditions set forth in the Indivior Merger Agreement.

At the effective time of the Merger (the "Effective Time"), each share of common stock, par value $0.001 per share, of the Company (each, a "Company Share") issued and outstanding immediately prior to the Effective Time (other than certain excluded shares) will be converted into the right to receive 1.5401 shares of common stock, par value $0.001 per share, of Indivior (each, an "Indivior Share" and, such ratio, the "Exchange Ratio," and the Indivior Shares issuable in the Merger, the "Merger Consideration"). Immediately prior to the Effective Time, stockholders of Indivior will receive a one-time special cash dividend of $1.0 billion. Indivior has secured a debt commitment of $650 million through a term loan facility, and the remaining portion will be funded by existing cash of the then-combined company. The Exchange Ratio is fixed and will not be adjusted for changes in the market price of either the Company Shares or the Indivior Shares.

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

Overview
We are a biopharmaceutical company focused on developing and commercializing products for the treatment of central nervous system (CNS) diseases. Our diverse neuroscience portfolio includes approved treatments for attention-deficit hyperactivity disorder (ADHD), dyskinesia in Parkinson's Disease (PD) patients receiving levodopa-based therapy, hypomobility in PD, postpartum depression (PPD), epilepsy, migraine, cervical dystonia, and chronic sialorrhea. We are developing a broad range of novel product candidates for CNS disorders.
Merger of Equals with Indivior Pharmaceuticals
On August 1, 2026, the Company entered into an Agreement and Plan Of Merger (the "Merger Agreement"), by and among the Company, Indivior Pharmaceuticals, Inc., a Delaware corporation (Indivior), and Artemis Merger Sub Inc., a Delaware corporation and a wholly-owned subsidiary of Indivior (Merger Sub).
Pursuant to the Indivior Merger Agreement, and upon the terms and subject to the conditions thereof, Merger Sub will merge with and into the Company (the "Merger"), with the Company continuing as the surviving corporation and a wholly-owned subsidiary of Indivior. Following the completion of the Merger, the combined company will be renamed "Supernus, Inc." and its shares of common stock are expected to continue trading on the Nasdaq Stock Market under the ticker symbol "SUPN". The Merger and the other transactions contemplated by the Indivior Merger Agreement are referred to collectively as the "Transactions". The consummation of the Transactions is subject to various regulatory approvals and customary terms and conditions set forth in the Indivior Merger Agreement.
At the effective time of the Merger (the "Effective Time"), each share of common stock, par value $0.001 per share, of the Company (each, a "Company Share") issued and outstanding immediately prior to the Effective Time (other than certain excluded shares) will be converted into the right to receive 1.5401 shares of common stock, par value $0.001 per share, of Indivior (each, an Indivior Share and, such ratio, the Exchange Ratio, and the Indivior Shares issuable in the Merger, the Merger Consideration). Immediately prior to the Effective Time, stockholders of Indivior will receive a one-time special cash dividend of $1.0 billion. Indivior has secured a debt commitment of $650 million through a term loan facility, and the remaining portion will be funded by existing cash of the then-combined company. The Exchange Ratio is fixed and will not be adjusted for changes in the market price of either the Company Shares or the Indivior Shares.
Pursuant to the terms of the Merger Agreement, as of the Effective Time, (i) the board of directors of the Combined Company (the "Combined Company Board") will consist of eight individuals, including four individuals who are nominees of the board of directors of Indivior immediately prior to the Effective Time and four individuals who are nominees of the board of directors of Supernus immediately prior to the Effective Time; (ii) the Chair of the Combined Company Board will be a nominee of Indivior; (iii) Jack A. Khattar will serve as Chief Executive Officer and as a member of the Combined Company Board; and (iv) Timonthy C. Dec will serve as Chief Financial Officer.
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
The Company is conducting a follow-on Phase 2b multi-center, randomized, double-blind, placebo-controlled trial in approximately 200 adults with MDD. The study will examine the safety and tolerability of SPN-820 2400mg given intermittently (twice weekly) as an adjunctive treatment to the current baseline antidepressant therapy, as well as assess the rapid onset of improvement in depressive symptoms.
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

•ONAPGO net product sales were $13.5 million in the second quarter of 2026. Since the launch in April 2025, and through the end of July 2026, approximately 2,600 enrollment forms have been submitted by approximately 720 prescribers. The Company remains on-track to submit a regulatory filing to the FDA for a second supplier for ONAPGO in the third quarter of 2026, with potential FDA approval by mid-year 2027.

•Collaboration revenue from ZURZUVAE was $35.4 million in the second quarter of 2026. Collaboration revenue represents 50% of the net revenues for ZURZUVAE recorded by Biogen Inc. Second quarter 2026 U.S sales of ZURZUVAE, as reported by Biogen Inc., increased approximately 53% compared to the same period in 2025. The total number of prescriptions for ZURZUVAE increased by 62% in the second quarter of 2026 compared to the same period last year.

•Net sales of Qelbree increased 15% to $89.2 million in the second quarter of 2026, compared to the same period in 2025. Total IQVIA prescriptions for Qelbree were 264,545 for the second quarter 2026, representing an increase of 17% compared to the same period last year. Prescription growth in the adult and pediatric populations was 25% and 14%, respectively.

•Net sales of GOCOVRI increased 2% to $37.6 million in the second quarter of 2026, compared to the same period in 2025. Total number of prescriptions grew by 9% in the second quarter of 2026 compared to the same period last year.
SPN-817 – Novel first-in-class highly selective AChE inhibitor for epilepsy
•The Phase 2b randomized, double-blind, placebo-controlled study of 3mg and 4mg twice daily doses is ongoing with a targeted enrollment of approximately 258 adult patients with treatment resistant focal seizures.

SPN-820 – Novel first-in-class molecule that increases mTORC1 mediated synaptic function for depression

•The Phase 2b multi-center, randomized, double-blind, placebo-controlled trial in approximately 200 adults with MDD is ongoing. The study will examine the safety and tolerability of SPN-820 2400mg given intermittently (twice weekly) as an adjunctive treatment to the current baseline antidepressant therapy, as well as assess the rapid onset of improvement in depressive symptoms.
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

Results of Operations
Comparison of the Three and Six Months ended Months Ended June 30, 2026 and 2025
Revenues
Revenues consist primarily of net product sales of our commercial products in the U.S., supplemented by our collaboration revenue from the Biogen Collaboration Agreement and royalty and licensing revenues from our collaborative licensing arrangements. The following table provides information regarding our revenues during the three and six months ended June 30, 2026 (dollars in thousands):

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2026	2025	Amount	Percent	2026	2025	Amount	Percent
Net product sales
Qelbree	$89,239	$77,547	$11,692	15%	$167,082	$142,292	$24,790	17%
GOCOVRI	37,530	36,660	870	2%	72,770	67,349	5,421	8%
ONAPGO	13,546	1,604	11,942	745%	21,921	1,604	20,317	1267%
Trokendi XR	8,411	11,193	(2,782)	(25)%	17,890	23,994	(6,104)	(25)%
Oxtellar XR	8,782	11,637	(2,855)	(25)%	16,204	21,835	(5,631)	(26)%
APOKYN	6,323	12,820	(6,497)	(51)%	14,051	27,796	(13,745)	(49)%
Other(a)	1,882	6,534	(4,652)	(71)%	6,548	15,113	(8,565)	(57)%
Total net product sales	165,713	157,995	7,718	5%	316,466	299,983	16,483	5%
Collaboration revenue (ZURZUVAE)(b)	35,350	—	35,350	100%	62,993	—	62,993	100%
Royalty, licensing and other revenues	17,995	7,458	10,537	141%	47,304	15,294	32,010	209%
Total revenues	$219,058	$165,453	$53,605	32%	$426,763	$315,277	$111,486	35%
___________________________________________
(a) Includes net product sales of MYOBLOC, XADAGO and Osmolex ER.
(b) Includes the Company's proportionate share of sales of ZURZUVAE.
Net Product Sales
Net product sales were $165.7 million and $158.0 million for the three months ended June 30, 2026 and 2025, respectively. Net product sales were $316.5 million and $300.0 million for the six months ended June 30, 2026 and 2025, respectively. The increase was primarily due to increases in net product sales from ONAPGO, which was launched in the second quarter of 2025, and Qelbree due to higher volume and higher price, partially offset by decline in net product sales of APOKYN due to lower volume, and decline in net product sales of Oxtellar XR and Trokendi XR due to generic erosion.
Adjustments related to prior year sales for the six months ended June 30, 2026 were approximately 1% of net product sales. Adjustments related to prior year sales for the six months ended June 30, 2025 were approximately 4% of net product sales. In 2025, the Company had favorable actual returns experience and as a result, the Company changed its estimated provision for product returns based on the most recent experience. Adjustments related to prior year sales for the six months ended June 30, 2025 were primarily attributable to Qelbree. Refer to discussion Sales Deductions and Related Accruals below.
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
The following table provides a summary of activity with respect to accrued product returns and rebates and sales discounts during the periods indicated (dollars in thousands):

	Accrued Product Returns and Rebates
	Product Returns	Product Rebates	Sales Discounts	Total
Balance at December 31, 2025	$37,800	$123,297	$13,477	$174,574
Provision related to:
Current year sales	3,460	245,748	41,159	290,367
Prior year sales	(557)	3,710	(22)	3,131
Total provision	2,903	249,458	41,137	293,498
Less: Actual payments/credits	(3,968)	(210,646)	(36,967)	(251,581)
Balance at June 30, 2026	$36,735	$162,109	$17,647	$216,491

	Accrued Product Returns and Rebates
	Product Returns	Product Rebates	Sales Discounts	Total
Balance at December 31, 2024	$53,375	$115,330	$12,347	$181,052
Provision related to:
Current year sales	7,269	207,558	34,034	248,861
Prior year sales	(12,461)	(69)	40	(12,490)
Total provision	(5,192)	207,489	34,074	236,371
Less: Actual payments/credits	(2,159)	(187,927)	(33,656)	(223,742)
Balance at June 30, 2025	$46,024	$134,892	$12,765	$193,681
Accrued Product Returns and Rebates
The accrued product returns balance decreased to $36.7 million as of June 30, 2026 from $46.0 million as of June 30, 2025. This decrease was primarily due to favorable returns processed in 2025. During 2025, the Company had favorable actual returns experience. As a result, the Company changed its estimated provision for product returns based on the most recent experience. The provision for product returns related to prior year sales, which was $0.6 million and $12.5 million as of June 30, 2026 and 2025, respectively, was primarily attributable to Qelbree, reflecting continued favorable actual returns experienced in 2025.
The accrued product rebates balance increased to $162.1 million as of June 30, 2026 from $134.9 million as of June 30, 2025 primarily due to timing of payments associated with government programs.
Provision for Product Returns and Rebates
The provision for product returns increased to $2.9 million for the six months ended June 30, 2026 from ($5.2) million for the six months ended June 30, 2025. The increase was primarily due to aforementioned change in estimated provision for product returns in 2025 based on the most recent experience, which was primarily attributable to Qelbree.
The provision for product rebates increased to $249.5 million for the six months ended June 30, 2026 from $207.5 million for the six months ended June 30, 2025. The increase was primarily attributable to higher Qelbree, GOCOVRI, and ONAPGO sales.

Collaboration Revenue (ZURZUVAE)
Collaboration revenue (ZURZUVAE) was $35.4 million and $63.0 million for the three and six months ended June 30, 2026. The Collaboration revenue (ZURZUVAE) revenue stream is due to the Sage Acquisition in July 2025.
Royalty, Licensing and Other Revenues
Royalty, licensing and other revenues were $18.0 million and $7.5 million for the three months ended June 30, 2026 and 2025, respectively. Royalty, licensing and other revenues were $47.3 million and $15.3 million for the six months ended June 30, 2026 and 2025, respectively. The increase was primarily due to increased purchases of inventory under the Company's collaboration agreement with Shionogi, and the recognition of $20.0 million of licensing revenues related to the achievement of a commercial milestone under the Company's collaboration agreement with Shionogi in the six month period ended June 30, 2026.
Cost of Revenues
Cost of revenues were $33.7 million and $16.8 million for the three months ended June 30, 2026 and 2025, respectively. Cost of revenues were $57.1 million and $32.6 million for the six months ended June 30, 2026 and 2025, respectively. The increase was primarily driven by higher costs of Qelbree due to increased sales, ONAPGO, which was launched in the second quarter of 2025 and increased sales in the first half of 2026, and higher bulk and commercial inventory sales related to ZURZUVAE. These increases were partially offset by lower APOKYN royalties due to lower sales and lower Trokendi XR and Oxtellar XR costs, primarily due to generic erosion.
Research and Development Expenses
Research and Development (R&D) expenses were $29.5 million and $22.1 million for the three months ended June 30, 2026 and 2025, respectively. R&D expenses were $68.9 million and $49.0 million for the six months ended June 30, 2026 and 2025, respectively. The increase in the three month period ended June 30, 2026 is primarily due to the increase in clinical program costs on SPN-817 and early-stage programs. The increase in the six month period ended June 30, 2026 was primarily due to an increase in clinical program costs on SPN-817, which includes the $10.0 million expense to former Biscayne security holders, as well as increased spending on other early-stage programs.
Selling, General and Administrative Expenses
The following table provides information regarding our selling, general and administrative (SG&A) expenses during the periods indicated (dollars in thousands):

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2026	2025	Amount	Percent	2026	2025	Amount	Percent
Selling and marketing	$92,791	$65,130	$27,661	42%	$179,766	$128,408	$51,358	40%
General and administrative	40,846	28,421	12,425	44%	79,044	55,087	23,957	43%
Total	$133,637	$93,551	$40,086	43%	$258,810	$183,495	$75,315	41%
Selling and marketing expenses were $92.8 million and $65.1 million for the three months ended June 30, 2026 and 2025, respectively. Selling and marketing expenses were $179.8 million and $128.4 million for the six months ended June 30, 2026 and 2025, respectively. The increase in both periods was primarily due to the Company's proportionate share of expenses from the collaboration arrangement with Biogen, higher professional and consulting expenses, higher employee-related expenses, and higher marketing expense related to ONAPGO, which was launched in the second quarter of 2025.
General and administrative expenses were $40.8 million and $28.4 million for the three months ended June 30, 2026 and 2025, respectively. General and administrative expenses were $79.0 million and $55.1 million for the six months ended June 30, 2026 and 2025, respectively. The increase in both periods was primarily due to the Company's proportionate share of expenses from the collaboration arrangement with Biogen, higher professional and consulting expenses, and higher operating expenses related to ONAPGO, which was launched in the second quarter of 2025.
Amortization of Intangible Assets

Amortization of intangible assets was $25.3 million and $20.8 million for the three months ended June 30, 2026 and 2025, respectively. Amortization of intangible assets was $51.0 million and $40.6 million for the six months ended June 30, 2026 and 2025, respectively. The increase was primarily due to ZURZUVAE intangible asset amortization expense. ZURZUVAE intangible asset was acquired as part of the Sage Acquisition in July 2025.
Intangible Asset Impairment Charges
Intangible asset impairment charge was $54.9 million for the three and six months ended June 30, 2026. The increase was due to an impairment charge related to the APOKYN intangible asset.
Contingent Consideration Loss
There was no contingent consideration loss for the three months ended June 30, 2026 and 2025. Contingent consideration loss was $2.4 million and $7.7 million for the six months ended June 30, 2026 and 2025, respectively. The contingent consideration loss for the six months ended June 30, 2026 was primarily due to the accretion of a Sage CVR to the full milestone payment amount with the achievement of a regulatory milestone with the approval of ZURZUVAE for the treatment of MDD in Japan. For the six months ended June 30, 2025, the loss was due to the accretion to the full milestone payment amount with the achievement of the USWM milestones. ONAPGO was approved by the FDA in February 2025 and was launched in April 2025.
Other Income (Expense), Net
Other income (expense), net was an income of $0.3 million and $4.5 million for the three months ended June 30, 2026 and 2025, respectively. Other income (expense), net was an income of $2.7 million and $9.0 million for the six months ended June 30, 2026 and 2025, respectively. The decrease was due to interest expense incurred in the three and six month periods ended June 30, 2026 that did not occur in the corresponding 2025 periods, lower interest income on marketable securities, as well as lower market interest rates in 2026 compared to 2025. The cash consideration paid for the Sage acquisition in 2025 was funded through the Company's cash, cash equivalents and marketable securities holdings.
Income Tax Expense (Benefit)
Income tax expense (benefit) was a expense of $0.7 million ((1.3)% effective tax rate) and income tax benefit of $2.9 million (4.6% effective tax rate) for the three and six months ended June 30, 2026, as compared to an income tax benefit of $5.8 million ((35.0)% effective tax rate) and income tax expense of $0.2 million (1.5% effective tax rate) for the three and six months ended June 30, 2025. The change in income tax expense (benefit) and effective income tax rate was primarily due to a forecasted full year pre-tax loss for the three and six months ended June 30, 2026, as compared to forecasted full year income for the same period in 2025.

The Company's effective income tax rate for the three and six months ended June 30, 2026 varies from the statutory federal tax rate in the United States (U.S. federal tax rate) of 21% primarily due to the effects of non-deductible executive compensation, non-deductible payments related to contingent consideration, and state taxes. The Company's effective income tax rate for the three and six months ended June 30, 2025 vary from the statutory U.S. federal tax rate primarily due to the impact of recurring permanent differences on a forecast near break-even loss.

The annual forecasted earnings represent the Company's best estimate as of June 30, 2026 and 2025, are subject to change and could have a material impact on the effective tax rate in subsequent periods. ASC 740, Income Taxes (ASC 740), requires the Company to estimate the annual effective income tax rate for the full year and apply it to pre-tax income (loss) for each interim period, taking into account year-to-date amounts and projected results for the full year.

Financial Condition, Liquidity and Capital Resources
Cash and Cash Equivalents, Marketable Securities and Restricted Cash

Cash and cash equivalents, current marketable securities and restricted cash are comprised of the following (dollars in thousands):

	June 30	December 31	Change
	2026	2025	Amount	Percent
Cash and cash equivalents	$179,953	$128,448	$51,505	40%
Marketable securities	192,114	180,222	11,892	7%
Restricted cash	1,450	1,450	—	—%
Total	$373,517	$310,120	$63,397	20%
The Company believes its balances of cash, cash equivalents, and unrestricted marketable securities, which totaled $372.1 million as of June 30, 2026, along with cash generated from ongoing operations and continued access to debt markets, will be sufficient to satisfy its cash requirements over the next twelve months and beyond.
We have financed our operations primarily with cash generated from product sales, supplemented by revenues from royalty and licensing arrangements, as well as proceeds from the sale of equity and debt securities. Continued cash generation is highly dependent on the success of our commercial products, as well as the success of our product candidates if approved by the FDA. While we expect profitability in future years, we anticipate there may be significant variability from year to year in the level of our profits particularly due to continued market and payor pressures for our commercial products; the unfavorable impact of the loss of patent exclusivity for Trokendi XR in January 2023 and Oxtellar XR in September 2024; the potential unfavorable impact of the forthcoming loss of exclusivity of XADAGO; funding for research and development of our product candidates; the additional funding for the launch of ONAPGO, which was approved by the FDA in February 2025 and launched in April 2025, the additional funding for the marketing of ZURZUVAE, and managing the Biogen Collaboration Agreement and obligations under the Biogen Collaboration Agreement which were acquired as part of the Sage Acquisition in July 2025.
We may, from time to time, consider raising additional capital through: new collaborative arrangements; strategic alliances; additional equity and/or financings from debt or other sources, especially in conjunction with opportunistic business development initiatives. If the Transactions contemplated by the Merger Agreement are consummated, we expect a significant reduction to our balances of cash and cash equivalents and marketable securities will occur to fund a portion of the one-time special cash dividend to stockholders of Indivior. We will continue to actively manage our capital structure and to consider all financing opportunities that could strengthen our long-term financial profile. Any such capital raises may or may not be similar to transactions in which we have engaged in the past. There can be no assurance that any such financing opportunities will be available on acceptable terms, if at all.
Cash Flows
Cash flows are comprised of the following (dollars in thousands):

	Six Months Ended June 30,		Change
	2026	2025	Amount
Net cash provided by (used in):
Operating activities	$61,714	$89,134	$(27,420)
Investing activities	(12,124)	6,710	(18,834)
Financing activities	1,915	(20,464)	22,379
Net change in cash and cash equivalents	51,505	75,380	(23,875)
Cash, cash equivalents, and restricted cash at beginning of period	129,898	69,331	60,567
Cash, cash equivalents, and restricted cash at end of period	$181,403	$144,711	$36,692
Operating Activities
Net cash provided by operating activities was $61.7 million compared to $89.1 million for the six months ended June 30, 2026, and 2025, respectively. The decrease in cash flows provided by operating activities was primarily due to the increase in net loss as well as changes in working capital. The Company reported net loss of $60.7 million and net earnings of $10.7 million for the six months ended June 30, 2026 and 2025, respectively. The increase in net loss was primarily due to the impairment of an intangible asset and increase in research and development and selling, general, and administrative activities.
Investing Activities

Net cash used in investing activities was $12.1 million for the six months ended June 30, 2026 compared to net cash provided by investing activities of $6.7 million during the same period in 2025. The change was primarily due to a decrease in the maturities of marketable securities partially offset by a decrease in the purchases of marketable securities.
Financing Activities
Net cash provided by financing activities was $1.9 million for the six months ended June 30, 2026 compared to net cash used in financing activities of $20.5 million during the same period in 2025. The change was primarily due to an increase in proceeds from the issuance of common stock and a decrease in the payment of contingent consideration amount.
Material Cash Requirements
The Company has various potential milestone payments a result of the acquisition of Sage Therapeutics, Inc. In March 2026, Shionogi announced the successful commercial launch of a product containing zuranolone for the treatment of MDD in Japan. As such, a milestone was met and became due and payable at that time. The Company paid the milestone payment in June of 2026. Refer to Note 7, Contingent Consideration, in the Notes to the Consolidated Financial Statements in Part I, Item 1, Unaudited Condensed Consolidated Financial Statements, of this Quarterly Report on Form 10-Q for discussion of contingent consideration associated with the Acquisition of Sage Therapeutics, Inc. for further details.
On January 22, 2026, the Company entered into a First Amendment (Amendment) to the Agreement and Plan of Merger (Agreement) dated September 12, 2018, with former Biscayne security holders. The Amendment relates to the timing and payment of certain milestones under the Biscayne merger agreement. The Company agreed to pay former Biscayne security holders $10.0 million, one of the milestones specified in the Agreement, by June 30, 2026. The Company paid the milestone in June 2026.
The Company agreed to pay certain amounts to US WorldsMeds Partners, LLC. Refer to Note 7, Contingent Consideration.
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
Item 3.    Quantitative and Qualitative Disclosures About Market Risk
The primary objective of our investment activities is to preserve our capital to fund operations and to facilitate business development activities. We also seek to maximize income from our investments without assuming significant interest rate risk, liquidity risk, or risk of default by investing in investment grade securities with maturities of four years or less. Our exposure to market risk is confined to investments in cash and cash equivalents and marketable securities. As of June 30, 2026, we had cash and cash equivalents and marketable securities of $372.1 million.
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
Our cash and cash equivalents consist primarily of cash held at banks and investments in highly liquid financial instruments with an original maturity of three months or less. Our marketable securities, which are reported at fair value, generally consist of investments in U.S. Treasury bills and notes; bank certificates of deposit; various U.S. governmental agency debt securities; and corporate and municipal debt securities. We place all investments with governmental, industrial, or financial institutions whose debt is rated as investment grade. We generally hold these securities to maturities of one to four years. Because of the relatively short period that we hold our investments and because we generally hold these securities to maturity, we do not believe that an increase in interest rates would have any significant impact on the realizable value of our investments.
We do not have any currency or derivative financial instruments.
We may contract with clinical research organizations (CROs) and investigational sites globally. Currently, we have ongoing clinical trials being conducted outside of the U.S. We do not hedge our foreign currency exchange rate risk. Transactions denominated in currencies other than the U.S. dollar are recorded based on exchange rates at the time such transactions arise. As of June 30, 2026 and December 31, 2025, substantially all of our liabilities were denominated in the U.S. dollar.
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
We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2026, the end of the period covered by this report. Based on that evaluation, under the supervision and with the participation of our management, including our CEO and CFO, we concluded that our disclosure controls and procedures are effective as of June 30, 2026.
Changes in Internal Control over Financial Reporting
Our management, including our CEO and CFO, evaluated changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2026.
During the quarter ended June 30, 2026, no changes occurred in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

X. Supernus Pharmaceuticals, Inc. v. Zydus Lifesciences Global FZE, et al., C.A. No. 26-cv-3543 (MEF)(MAH) (D.N.J.)
The Company received a Paragraph IV Notice Letter from generic drug maker Zydus Lifesciences Global FZE ("Zydus FZE") dated March 25, 2026 directed to three of its Qelbree® Orange Book patents. Supernus's U.S. Patent Nos. 11 ,324,753; 11,458,143; and 12,121,523 generally cover viloxazine formulations and methods of using those formulations. The FDA Orange Book currently lists United States Patent Nos. 11,324,753; 11 ,458,143; and 12,121,523 as expiring on September 4, 2029. On April 2, 2026, the Company filed a lawsuit against Zydus FZE, Zydus Pharmaceuticals (USA) Inc., and Zydus Lifesciences Limited (collectively, "Zydus") alleging infringement of the Company's Qelbree® Orange Book patents. The Complaint-filed in the U.S. District Court for the District of New Jersey- alleges, inter alia, that Zydus infringed the Company's Qelbree® patents by submitting to the FDA an Abbreviated New Drug Application ("ANDA") seeking to market a generic version of Qelbree® prior to the expiration of the Company's patents. Filing its April 2, 2026 Complaint within 45 days of receiving Zydus FZE's Paragraph IV certification notice entitles Supernus to an automatic stay preventing the FDA from approving Zydus's ANDA until October 2, 2028. On April 14, 2026, Defendants answered the Complaint and denied the substantive allegations of the Complaint, asserting affirmative defenses that include non-infringement and invalidity. Defendants also asserted Counterclaims that include requests for declaratory judgments of noninfringement and invalidity. On April 23, 2026, the Company filed its reply, denying the substantive allegations of Defendants' Counterclaims. On May 5, 2026, the Court issued an order consolidating this lawsuit for all pretrial purposes with the lawsuits against (i) Appco and Somerset, discussed in Section I, above; (ii) Apotex, discussed in Section II, above; (iii) Aurobindo, discussed in Section III, above; (iv) Zydus, discussed in Section IV, above; (v) Creekwood, discussed in Section V, above; (vi) MSN, discussed in Section VI, above; (vii) Zenara and Biophore, discussed in Section VII, above; and (viii) Macleods, discussed in Section VIII and IX, above. The Court’s May 5, 2026 consolidation order administratively terminated the C.A. No. 26-cv-3543 (MEF)(MAH) (D.N.J.) action.
XI. Sage Chemical, Inc., et al. v. Supernus Pharmaceuticals, Inc., et al., C.A. No. 22-cv-1302 (CJB) (D. Del.)
On October 3, 2022, Sage Chemical, Inc. and TruPharma, LLC filed a lawsuit in the United States District Court for the District of Delaware alleging that Supernus Pharmaceuticals, Inc., Britannia Pharmaceuticals Limited (Britannia), and US WorldMeds Partners, LLC (US WorldMeds) violated state and federal antitrust law in connection with APOKYN® (apomorphine HCl). On October 16, 2022, Plaintiffs amended their complaint to add additional defendants MDD US Enterprises, LLC, MDD US Operations, LLC (each a subsidiary of Supernus Pharmaceuticals, Inc.), USWM, LLC (USWM), and individual defendants Paul Breckinridge Jones, Sr., Herbert Lee Warren, Jr., Henry Van Den Berg, and Kristin L. Gullo. On January 10, 2023, Defendants filed an Omnibus Motion to Dismiss the Amended Complaint seeking dismissal of each of Plaintiffs’ claims and the lawsuit in its entirety and US WorldMeds with USWM, Britannia, and the group of individual defendants each filed separate motions to dismiss. On May 9, 2024, and May 28, 2024, respectively, the Court denied the Defendants’ omnibus motion and the Britannia motion to dismiss. On May 31, 2024, and June 4, 2024, respectively, the Court granted the individual defendants’ motion to dismiss and the US WorldMeds and USWM motion to dismiss. On December 6, 2024, Plaintiffs filed a second amended complaint, which added US WorldMeds and USWM back to the case. On February 9, 2026, the Court issued a scheduling order that provided for the close of expert discovery on May 8, 2026, and the submission of dispositive motions by June 9, 2026, with briefing to be completed on September 2, 2026. On June 9, 2026, each side submitted both dispositive motions and motions to exclude certain expert opinions, which are currently being briefed. The scheduling order also sets a pretrial conference on January 15, 2027, and a jury trial beginning on January 25, 2027.
XII. US WorldMeds Partners, LLC v. Federal Insurance Company, et al, Case Nos. 24-CI-2529; 24-CI-4195; 24-CI-4631; and 24-CI-6988 (D.Del)
Alleged competitors of Supernus filed a lawsuit against the Company, MDD US Enterprises, LLC, and MDD Operations, LLC (collectively Enterprises) and others in the United States District Court for the District of Delaware (the Underlying Action). After a dispute over coverage under certain insurance policies arose, Enterprises commenced a declaratory judgment action against Federal Insurance Company, RSUI Indemnity Company, and StarStone Specialty Insurance Company and others to recover insurance benefits. US WorldMeds Partners, LLC, RSUI and StarStone commenced similar declaratory judgment actions in connection with the Underlying Action. These related actions were recently consolidated. This case is in its early stages. Supernus awaits responsive pleadings to its Complaint. Discovery has not yet commenced in the consolidated action. A court conference was held on May 14, 2025, and the next conference was scheduled for August 4, 2025. On August 4, 2025, after discussing the issues in the case, the judge ordered the parties to submit a joint proposed scheduling order outlining deadlines for the amendment of pleadings and completion of discovery on the coverage issues by August 22, 2025. A virtual status conference was held on January 28, 2026. Thereafter, the Court entered a Scheduling Order, which allows the parties to realign the pleadings and proceed with discovery. A court conference was held on May 6, 2026, and the next conference is scheduled for September 9, 2026. Trial is scheduled for October 2027.
XIII. Supernus Pharmaceuticals, Inc. v. Old Republic Insurance Company, 8:24-cv-03733-PJM (D.Maryland)
The action seeks recovery of insurance benefits in connection with the Underlying Action in the US WorldMeds Partners, LLC v. Federal Insurance Company case. On March 24, 2026, the court granted the defendant insurer’s pre-answer motion to dismiss, and the case was dismissed with prejudice. Supernus is appealing this decision. Court ordered mediation occurred on June 24, 2026 ,but did not produce a settlement. Following the session, the parties agreed to submit a revised briefing schedule to the Court, which was subsequently approved. The current deadlines are as follows: (1) Supernus’ brief due September 11, 2026; (2) Old Republic’s responsive brief due October 30, 2026; and (3) any reply brief due 21 days from service of response brief.

XIV. US WorldMeds Partners, LLC v. Supernus Pharmaceuticals, Inc., (N25C-07-121-KMM) (Delaware Superior Court)
On April 30, 2025, the Company informed US WorldMeds Partners, LLC (“Partners”), the seller of US WorldMeds Enterprises, LLC n/k/a MDD US Enterprises, LLC that it would be withholding $27.7 million of a $30.0 million milestone payment pursuant to the set-off provision of the Sale and Purchase Agreement between the parties. On May 21, 2025, Partners filed a one-count complaint for specific performance in the Delaware Court of Chancery, seeking payment of the withheld amount, plus interest, attorneys’ fees, and costs. On June 16, 2025, the Company filed a motion to dismiss Partners’ complaint on the grounds that the Court of Chancery lacked subject matter jurisdiction. On July 15, 2025, Partners dismissed its complaint and re-filed in the Delaware Superior Court with a companion motion to seal, seeking identical relief. The Company timely filed an Answer under seal on August 6, 2025. On October 3, 2025, Partners filed a motion for summary judgment and related briefing. The parties reached agreement on a stipulated briefing schedule, which the Court entered as an order. The Company’s opposition and cross motion for summary judgment was timely filed December 5, 2025; Partners filed a reply and opposition to the cross motion January 16, 2026; the Company filed a reply on February 9, 2026. Oral argument took place on March 4, 2026. On June 5, 2026, the Court entered a memorandum opinion awarding full summary judgment in favor of Partners and denied the Company’s cross motion. On June 22, 2026, Partners submitted an application for attorneys’ fees and costs, which the Company opposed on July 15, 2026. Partners is entitled to file a Reply on or before July 28, 2026. The principal balance due to Partners, interest, attorneys’ fees, and costs, remain a matter of dispute and are due to be decided by the court. On August 8, 2025, the Company made an additional partial holdback payment of approximately $1.9 million based on its then-current understanding of its obligations under the set-off provision.
Sage Litigation

On August 28, 2024, named plaintiff Darren Korver filed a purported federal securities class action lawsuit in the Southern District of New York against Sage Therapuetics, Inc. and individuals, Barry E. Greene and Kimi Iguchi (the “Securities Class Action”), both of whom are former officers of Sage. Pursuant to a statutorily prescribed process, the court appointed two new class representatives, Steamfitters Local 449 Pension & Retirement Security Funds and Trust of the Retirement System of the UPR, who filed an amended complaint on March 3, 2025, against the original defendants and five additional former officers of Sage. The amended complaint in the Securities Class Action alleges violations of U.S. securities laws under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Rule 10b-5 promulgated thereunder and seeks an as-yet unspecified amount of damages allegedly sustained by parties who purchased the Sage Therapeutic’s stock between April 12, 2021 and July 23, 2024, as well as applicable attorneys’ fees and costs. On April 17, 2025, Sage Therapeutics, along with all of the individual defendants, filed a motion to dismiss the Securities Class Action in the Southern District of New York. On February 18, 2026, Plaintiffs filed a letter with the Court seeking leave to amend their complaint and asking the Court to refrain from deciding the motion to dismiss pending the Court’s decision on the request to file an amended complaint. On March 10, 2026, Defendants submitted a letter to the Court joining Plaintiffs’ request of February 18, 2026. On April 3, 2026, the parties filed a stipulation, which the Court so ordered on April 9, 2026, permitting Plaintiffs to file an amended complaint by July 15, 2026. On April 30, 2026, Plaintiffs filed the Second Amended Complaint. On July 15, 2026, Defendants filed a motion to dismiss the Second Amended Complaint. Lead Plaintiffs’ opposition to the motion to dismiss is due by August 31, 2026, and Defendants’ reply in further support of their motion is due by September 22, 2026. Related derivative actions remain stayed pending the resolution of this motion. Sage denies any allegations of wrongdoing and intends to vigorously defend against the Securities Class Action.

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

Item 1A. Risk Factors
Any investment in our business involves a high degree of risk. Before making an investment decision, you should carefully consider the information we include in this Quarterly Report on Form 10-Q, including our condensed consolidated financial statements and related notes; the additional information in the other reports we file with the Securities and Exchange Commission; and the risks described in our Annual Report on Form 10-K for the year ended December 31, 2025 and quarterly report on Form 10-Q for the period ended June 30, 2026. These risks may result in material harm to our business and our financial condition and results of operations. If a material, adverse event was to occur, the market price of our common stock may decline, and you could lose part or all of your investment.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
(a)    Sales of Unregistered Securities.
None.
Item 3.    Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
None.
Item 5.    Other Information
(a)     None.
(b)    None.

(c)    Insider Trading Arrangements and Policies.
The table below lists the insider trading arrangements adopted or terminated during the second quarter of 2026:

Name and Title of Director or Officer	Rule 10b5-1 Trading Arrangement(1)	Trading Arrangement Adopted or Terminated	Date of Adoption or Termination	Duration of Trading Arrangement	Aggregate Number of Securities to be Purchased Pursuant to Trading Arrangement	Aggregate Number of Securities to be Sold Pursuant to Trading Arrangement
Charles Newhall Director	Yes	Adopted	June 15, 2026	First Transaction Date through June 15, 2027	—	5,000
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

101
The following financial information from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, formatted in Inline XBRL: (i) Cover Page, (ii) Condensed Consolidated Statements of Earnings (Loss), (iii) Condensed Consolidated Statements of Comprehensive Earnings (Loss), (iv) Condensed Consolidated Balance Sheets, (v) Condensed Consolidated Statements of Changes in Stockholders' Equity, (vi) Condensed Consolidated Statements of Cash Flows, and (vii) the Notes to Condensed Consolidated Financial Statements, tagged in summary and detail.

104	The cover page of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, formatted in Inline XBRL (included with the Exhibit 101 attachments).
______________________________________________________________________________
†† Certain portions of this exhibit that constitute confidential information have been omitted in accordance with Regulation S-K, Item 601(b) (10).
*    Previously filed.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUPERNUS PHARMACEUTICALS, INC.

DATED: August 3, 2026	By:	/s/ Jack A. Khattar
Jack A. Khattar President and Chief Executive Officer

DATED: August 3, 2026	By:	/s/ Timothy C. Dec
Timothy C. Dec Senior Vice-President and Chief Financial Officer