Form 10-Q
period 2026-09-30
SUPERNUS PHARMACEUTICALS, INC.
filed 2026-10-29
CIK 1356576

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☒ No
Securities registered pursuant to Section 12(b) of the Exchange Act

Title of each class	Outstanding at October 27, 2026	Trading Symbol	Name of each exchange on which registered
Common Stock, $0.001 par value per share	58,235,716	SUPN	The Nasdaq Global Market

SUPERNUS PHARMACEUTICALS, INC.
FORM 10-Q — QUARTERLY REPORT
FOR THE QUARTERLY PERIOD ENDED September 30, 2026

PART I — FINANCIAL INFORMATION

Supernus Pharmaceuticals, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)

	September 30,	December 31,
	2026	2025
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$175,884	$128,448
Marketable securities	183,575	180,222
Accounts receivable, net	214,714	187,802
Inventories, net	87,112	82,385
Prepaid expenses and other current assets	49,930	65,325
Total current assets	711,215	644,182
Restricted cash	1,450	1,450
Property and equipment, net	10,021	10,531
Intangible assets, net	446,238	569,456
Goodwill	119,431	124,882
Deferred income tax assets, net	54,317	38,351
Other assets	55,018	63,796
Total assets	$1,397,690	$1,452,648

Liabilities and stockholders' equity
Current liabilities
Accounts payable and accrued liabilities	$109,136	$107,800
Accrued product returns and rebates	165,348	161,097
Contingent consideration, current portion	—	31,052
Other current liabilities	10,913	38,222
Total current liabilities	285,397	338,171
Contingent consideration, long-term	206	206
Operating lease liabilities, long-term	28,577	30,365
Other liabilities	21,032	22,192
Total liabilities	335,212	390,934

Commitments and contingencies (Note 17)

Stockholders' equity
Common stock, $0.001 par value; 130,000,000 shares authorized; 58,254,131 and 57,457,462 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	58	57
Additional paid-in capital	584,575	543,825
Accumulated other comprehensive loss, net of tax	(280)	(44)
Retained earnings	478,125	517,876
Total stockholders' equity	1,062,478	1,061,714
Total liabilities and stockholders' equity	$1,397,690	$1,452,648

See accompanying notes.

Supernus Pharmaceuticals, Inc.
Condensed Consolidated Statements of Earnings (Loss)
(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(unaudited)		(unaudited)
Revenues
Net product sales	$178,576	$168,542	$495,042	$468,525
Collaboration revenue (ZURZUVAE)	41,697	20,164	104,690	20,164
Royalty, licensing, and other revenues	6,498	3,397	53,802	18,691
Total revenues	226,771	192,103	653,534	507,380

Costs and expenses
Cost of revenues(a)	27,018	18,965	84,078	51,555
Research and development	25,756	29,366	94,657	78,408
Selling, general and administrative	128,056	179,678	386,866	363,173
Amortization of intangible assets	23,221	24,325	74,198	64,930
Impairment charges	1,541	—	56,460	—
Contingent consideration loss	—	—	2,391	7,660
Total costs and expenses	205,592	252,334	698,650	565,726

Operating earnings (loss)	21,179	(60,231)	(45,116)	(58,346)

Other income (expense)
Interest and other income, net	2,248	2,277	7,260	11,230
Interest expense	(718)	—	(3,033)	—
Total other income, net	1,530	2,277	4,227	11,230

Earnings (loss) before income taxes	22,709	(57,954)	(40,889)	(47,116)

Income tax expense (benefit)	1,796	(12,837)	(1,138)	(12,671)
Net earnings (loss)	$20,913	$(45,117)	$(39,751)	$(34,445)

Earnings (loss) per share
Basic	$0.36	$(0.80)	$(0.69)	$(0.61)
Diluted	$0.35	$(0.80)	$(0.69)	$(0.61)

Weighted average shares outstanding
Basic	58,202,474	56,552,741	57,975,499	56,133,918
Diluted	59,471,021	56,552,741	57,975,499	56,133,918
_____________________________
(a) Excludes amortization of intangible assets

See accompanying notes.

Supernus Pharmaceuticals, Inc.
Condensed Consolidated Statements of Comprehensive Earnings (Loss)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(unaudited)		(unaudited)
Net earnings (loss)	$20,913	$(45,117)	$(39,751)	$(34,445)
Other comprehensive gain (loss)
Unrealized gain (loss) on marketable securities, net of tax	(142)	129	(236)	118
Other comprehensive gain (loss)	(142)	129	(236)	118
Comprehensive earnings (loss)	$20,771	$(44,988)	$(39,987)	$(34,327)

See accompanying notes.

Supernus Pharmaceuticals, Inc.
Condensed Consolidated Statements of Changes in Stockholders' Equity
(unaudited, in thousands, except share data)

j	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Earnings (Loss)	Retained Earnings	Total Stockholders' Equity
	Shares	Amount
Balance, December 31, 2025	57,457,462	$57	$543,825	$(44)	$517,876	$1,061,714
Share-based compensation expense related to employee stock purchase plan and share-based awards	—	—	8,480	—	—	8,480
Issuance of common stock related to employee stock purchase plan and share-based awards, net of taxes withheld	582,259	1	9,114	—	—	9,115
Net loss	—	—	—	—	(2,293)	(2,293)
Unrealized loss on marketable securities, net of tax	—	—	—	(211)	—	(211)
Balance, March 31, 2026	58,039,721	58	561,419	(255)	515,583	1,076,805
Share-based compensation expense related to employee stock purchase plan and share-based awards		—	8,640	—	—	8,640
Issuance of common stock related to employee stock purchase plan and share-based awards, net of taxes withheld	124,631	—	4,035	—	—	4,035
Net loss	—	—	—	—	(58,371)	(58,371)
Unrealized gain on marketable securities, net of tax	—	—	—	117	—	117
Balance, June 30, 2026	58,164,352	58	574,094	(138)	457,212	1,031,226
Share-based compensation expense related to employee stock purchase plan and share-based awards	—	—	8,933	—	—	8,933
Issuance of common stock related to employee stock purchase plan and share-based awards, net of taxes withheld	89,779	—	1,548	—	—	1,548
Net earnings	—	—	—	—	20,913	20,913
Unrealized gain on marketable securities, net of tax	—	—	—	(142)	—	(142)
Balance, September 30, 2026	58,254,131	$58	$584,575	$(280)	$478,125	$1,062,478

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Earnings (Loss)	Retained Earnings	Total Stockholders' Equity
	Shares	Amount
Balance, December 31, 2024	55,743,095	$56	$479,440	$(189)	$556,426	$1,035,733
Share-based compensation expense related to employee stock purchase plan and share-based awards	—	—	8,068	—	—	8,068
Issuance of common stock related to employee stock purchase plan and share-based awards, net of taxes withheld	246,153	—	(1,299)	—	—	(1,299)
Net loss	—	—	—	—	(11,827)	(11,827)
Unrealized gain on marketable securities, net of tax	—	—	—	30	—	30
Balance, March 31, 2025	55,989,248	56	486,209	(159)	544,599	1,030,705
Share-based compensation expense related to employee stock purchase plan and share-based awards	—	—	7,507	—	—	7,507
Issuance of common stock related to employee stock purchase plan and share-based awards, net of taxes withheld	130,112	—	3,230	—	—	3,230
Net earnings	—	—	—	—	22,499	22,499
Unrealized loss on marketable securities, net of tax	—	—	—	(41)	—	(41)
Balance, June 30, 2025	56,119,360	56	496,946	(200)	567,098	1,063,900
Share-based compensation expense related to employee stock purchase plan and share-based awards	—	—	7,825	—	—	7,825
Issuance of common stock related to employee stock purchase plan and share-based awards, net of taxes withheld	999,793	1	22,929	—	—	22,930
Net loss	—	—	—	—	(45,117)	(45,117)
Unrealized gain on marketable securities, net of tax	—	—	—	129	—	129
Balance, September 30, 2025	57,119,153	$57	$527,700	$(71)	$521,981	$1,049,667

See accompanying notes.

Supernus Pharmaceuticals, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)

	Nine Months Ended September 30,
	2026	2025
	(unaudited)
Cash flows from operating activities
Net loss	$(39,751)	$(34,445)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	75,506	66,547
Impairment charges	56,460	—
Amortization of premium/discount on marketable securities	(41)	(2,027)
Change in fair value of contingent consideration	2,391	7,660
Share-based compensation expense	26,053	23,400
Deferred income tax benefit	(16,336)	(13,797)
Noncash lease expense	6,681	5,645
Inventory valuation write-down	10,183	1,228
Payment of contingent consideration	(28,109)	(4,900)
Other noncash adjustments, net	927	1,961
Changes in operating assets and liabilities:
Accounts receivable	(26,912)	(5,885)
Inventories	(10,945)	(3,322)
Prepaid expenses and other assets	15,490	(6,274)
Accrued product returns and rebates	4,251	15,754
Accounts payable and other liabilities	(7,528)	(24,075)
Net cash provided by operating activities	68,320	27,470

Cash flows from investing activities
Purchases of marketable securities	(198,438)	(385,741)
Maturities of marketable securities	194,832	735,161
Acquisition of Sage, net of cash acquired	—	(293,093)
Purchases of property and equipment	(798)	(911)
Net cash provided by (used in) investing activities	(4,404)	55,416

Cash flows from financing activities
Proceeds from issuance of common stock	20,128	29,059
Employee taxes paid related to net share settlement of equity awards	(5,430)	(4,198)
Payment of contingent consideration	(31,178)	(24,257)
Net cash provided by (used in) financing activities	(16,480)	604
Net change in cash, cash equivalents, and restricted cash	47,436	83,490
Cash, cash equivalents, and restricted cash at beginning of period	129,898	69,331
Cash, cash equivalents, and restricted cash at end of period	$177,334	$152,821

Reconciliation of cash, cash equivalents, and restricted cash reported in the condensed consolidated balance sheets
Cash and cash equivalents	175,884	151,371
Restricted cash	1,450	1,450
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$177,334	$152,821

Supplemental cash flow information
Cash paid for income taxes	$1,641	$15,780

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
Pursuant to the Merger Agreement, and upon the terms and subject to the conditions thereof, Merger Sub will merge with and into the Company (the "Merger"), with the Company continuing as the surviving corporation and a wholly-owned subsidiary of Indivior. Following the completion of the Merger, Indivior will be renamed "Supernus, Inc." and its shares of common stock are expected to continue trading on the Nasdaq Stock Market under the ticker symbol "SUPN". The Merger and the other transactions contemplated by the Merger Agreement are referred to collectively as the "Transactions". The consummation of the Transactions is subject to various regulatory approvals and customary terms and conditions set forth in the Merger Agreement.

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

Refer to Note 18, Subsequent Events for further details.
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

Reclassifications
The prior year amounts related to the caption Noncash lease expense have been reclassified from the caption Other noncash adjustments, net in the condensed consolidated statements of cash flows to conform to current year presentation. The reclassifications did not affect the other condensed consolidated financial statements.
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
Collaborative Arrangements
The Company has a collaboration agreement with Biogen Inc. (Biogen) (Biogen Collaboration Agreement) for the co-commercialization of ZURZUVAE in the U.S. ZURZUVAE is approved for the treatment of PPD in the U.S. ZURZUVAE is not approved for the treatment of Major Depressive Disorder (MDD) in the U.S.
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
The Company incurred $27.5 million and $82.6 million in advertising expense for the three and nine months ended September 30, 2026 and $22.4 million and $73.9 million in advertising expense for the three and nine months ended September 30, 2025, respectively. These expenses are recorded as a component of Selling, general and administrative expenses in the unaudited condensed consolidated statement of earnings (loss).
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
Insurance recoveries recognized are recorded as a reduction to Selling, general and administrative expenses. The Company had $6.2 million and $10.0 million of insurance recoveries during the three and nine months ended September 30, 2026, respectively, and $0.8 million and $6.2 million of insurance recoveries during the three and nine months ended September 30, 2025, respectively. Insurance receivable was $4.7 million and $1.8 million as of September 30, 2026 and December 31, 2025, respectively.
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

At the acquisition date, contingent payments of up to $234 million are due to the sellers upon the achievement of certain milestones related to the development and commercial sale of ZURZUVAE. The possible outcomes for the contingent consideration at the acquisition date range from $0 to $234 million on an undiscounted basis as of the Sage Closing Date. See Note 7, Contingent Consideration, for further discussion.

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

In the third quarter of 2026, and within one year of the Sage Closing Date, the Company finalized its accounting for the business combination. During the measurement period, if the Company obtained new information regarding facts and circumstances that existed as of the Sage Closing Date that, if known, would have resulted in revised estimated values of those assets or liabilities, the Company accordingly revised its estimates of fair values and purchase price allocation. The effect of measurement period adjustments on the estimated fair value elements was reflected as if the adjustments had been made as of the Sage Closing Date. The impact of all changes that do not qualify as measurement period adjustments were included in current period earnings.

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
(f) Represents the income tax impact of the transaction.
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
Acquired intangible assets are amortized over their estimated useful lives on a straight-line basis. The Company recognized $0.3 million of amortization expense in the nine months ended September 30, 2026 which would have been recognized in the year ended December 31, 2025 if the adjustment to provisional amounts were recognized as of the Sage Closing Date.
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
Pro Forma Information
The following table presents the unaudited pro forma combined financial information for each of the periods presented as if the Sage Acquisition had occurred on January 1, 2024 (dollars in thousands):

	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2025
	(unaudited)	(unaudited)
Pro forma total revenues	$199,637	$560,639
Pro forma net loss	$(24,386)	$(140,531)

4. Disaggregated Revenues

The following table provides information regarding total revenues (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(unaudited)		(unaudited)
Net product sales
Qelbree	$90,824	$81,416	$257,906	$223,708
GOCOVRI	42,650	40,849	115,420	108,198
ONAPGO	17,075	6,806	38,996	8,410
Trokendi XR	10,213	10,043	28,103	34,037
Oxtellar XR	7,957	12,016	24,161	33,851
APOKYN	6,490	10,387	20,541	38,183
Other(a)	3,367	7,025	9,915	22,138
Total net product sales	178,576	168,542	495,042	468,525
Collaboration revenue (ZURZUVAE)(b)	41,697	20,164	104,690	20,164
Royalty, licensing, and other revenues	6,498	3,397	53,802	18,691
Total revenues	$226,771	$192,103	$653,534	$507,380
___________________________________________
(a) Includes net product sales of MYOBLOC, XADAGO and Osmolex ER.
(b) Includes the Company's proportionate share of net sales of ZURZUVAE.
The Company recognized $20.0 million of licensing revenue in the nine months ended September 30, 2026 related to the achievement of a commercial milestone under the Company's collaboration agreement with Shionogi.
Adjustments related to prior year sales for the nine months ended September 30, 2026 were approximately 1% of net product sales. Adjustments related to prior year sales for the nine months ended September 30, 2025 were approximately 4% of net product sales. In 2025, the Company had favorable actual returns experience and as a result, the Company changed its estimated provision for product returns based on the most recent experience. Adjustments related to prior year sales for the nine months ended September 30, 2025 were primarily attributable to Qelbree.
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

On November 4, 2025, the Company announced that due to stronger than expected demand for ONAPGO, supplier constraints were impacting the Company's ability to fully meet this demand. ONAPGO is manufactured in Europe, supplied to us by our ONAPGO licensing partner, and packaged in the U.S. by a third-party CMO. The Company relies on single source suppliers to produce and package final dosage forms for ONAPGO. In February 2026, the Company announced that it has made progress in securing additional product supply of ONAPGO from the current supplier and, as a result, has resumed new patient initiation. In October 2026 the Company submitted a supplemental New Drug Application (sNDA) to the FDA for a second supplier for ONAPGO, with potential FDA approval by mid-year 2027. Any changes in any of the suppliers would require regulatory approval which could cause a further delay in manufacturing and a possible loss of sales, which could affect future operating results adversely.

5. Investments
Marketable Securities
Unrestricted available-for-sale marketable securities held by the Company are as follows (dollars in thousands):

	September 30, 2026	December 31, 2025
	(unaudited)
Corporate, U.S. government agency and municipal debt securities
Amortized cost	$183,862	$180,215
Gross unrealized gains	—	34
Gross unrealized losses	(287)	(27)
Total fair value	$183,575	$180,222
As of September 30, 2026, all of the Company's unrestricted available-for-sale marketable securities have contractual maturities of one year or less.
As of September 30, 2026 and December 31, 2025, there was no impairment due to credit loss on any available-for-sale marketable securities.
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

	Fair Value Measurements as of September 30, 2026 (unaudited)
	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents
Cash	$59,213	$59,213	$—	$—
Money market funds	116,671	116,671	—	—
Marketable securities
Corporate debt securities	183,575	—	183,575	—
U.S government agency securities	—	—	—	—
Other noncurrent assets
Marketable securities - restricted (SERP)	767	32	735	—
Restricted cash	1,450	1,450	—	—
Total assets at fair value	$361,676	$177,366	$184,310	$—
Liabilities:
Contingent consideration	$206	$—	$—	$206
Total liabilities at fair value	$206	$—	$—	$206

	Fair Value Measurements as of December 31, 2025
	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents
Cash	$56,371	$56,371	$—	$—
Money market funds	72,077	72,077	—	—
Marketable securities
Corporate debt securities	164,519	—	164,519	—
Municipal debt securities	14,716	—	14,716	—
U.S. government agency debt securities	987	—	987	—
Other noncurrent assets
Marketable securities - restricted (SERP)	705	27	678	—
Restricted Cash	1,450	1,450	—	$—
Total assets at fair value	$310,825	$129,925	$180,900	$—
Liabilities:
Contingent consideration	$31,258	$—	$—	$31,258
Total liabilities at fair value	$31,258	$—	$—	$31,258
Other Financial Instruments
The carrying amounts of other financial instruments, including accounts receivable, accounts payable, and accrued expenses approximate fair value due to their short-term maturities.

7. Contingent Consideration
The following table sets forth the contingent consideration liabilities (dollars in thousands):

	September 30, 2026	December 31, 2025
	(unaudited)
Reported under the following captions in the condensed consolidated balance sheets:
Contingent consideration, current portion	$—	$31,052
Contingent consideration, long-term	206	206
Total	$206	$31,258
The Company's contingent consideration liabilities as of September 30, 2026 and December 31, 2025 are related to the Sage Acquisition in 2025.
Sage Contingent Consideration
At the Sage Acquisition Date, the contingent consideration liabilities are measured using either a market participant approach with both implied fair value from the stock price combined with a Monte Carlo simulation or income approach. At September 30, 2026, the contingent consideration are measured using the income approach. The Company classifies contingent consideration liabilities as Level 3 fair value measurements in the period where significant unobservable inputs were used to estimate fair value. These reflect the inputs and assumptions the Company believes would be made by market participants. Changes in any of those inputs together or in isolation may result in significantly lower or higher fair value measurement. The key assumptions considered include the estimated amount and timing of projected revenues, volatility, probability of milestone achievement, estimated discount rates, and risk-free interest rate. The change in fair value is reported on the condensed consolidated statement of earnings (loss) in Contingent consideration loss.
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
ZURZUVAE received regulatory approval for the treatment of MDD in Japan in December 2025. In March 2026, Shionogi announced the successful commercial launch of a product containing zuranolone for the treatment of MDD in Japan. As such, the CVR became due and payable. The Company paid the full milestone amount of $33.4 million in June 2026 and thus, derecognized the liability. The possible outcomes for the remaining unmet milestones range from $0 to $201 million on an undiscounted basis as of September 30, 2026.
USWM Contingent Consideration
On June 9, 2020 (the USWM Closing Date), the Company completed its acquisition of all the outstanding equity of USWM Enterprises, LLC (USWM Enterprises) (USWM Acquisition). The USWM Acquisition included potential additional contingent consideration payments for regulatory and development milestones and sales-based milestones. At December 31, 2024, there were two remaining outstanding milestones, one related to the approval of ONAPGO and the other related to the commercial launch of ONAPGO. Both milestones were met in 2025 and the liability was accreted to the milestone amounts due resulting in the recognition of $7.7 million change in fair value of contingent consideration. In February 2025, the Company paid the $25 million milestone related to the FDA's approval of ONAPGO in February 2025. ONAPGO was launched in April 2025 and the $30 million milestone payment related to the commercial launch of ONAPGO, subject to certain holdbacks as permitted under the Sale and Purchase Agreement Relating to USWM Enterprises, LLC, dated April 28, 2020, by and between US WorldMeds Partners, LLC and Supernus Pharmaceuticals, Inc., (USWM Sale and Purchase Agreement) became due and payable. Of the $30 million, the Company paid $2.3 million in the second quarter of 2025 and the remaining amount held was reclassified to Other current liabilities in the condensed consolidated balance sheet as the milestone had been met but payment remains subject to certain holdbacks permitted under the USWM Sale and Purchase Agreement. Following a proceeding in the Superior Court of the State of Delaware, during the second quarter of 2026, the Company was ordered to pay USWM the held back principal, as well as accrued interest and legal expenses. In the third quarter of 2026, the Company paid $25.1 million to USWM, which represents $29.1 million of the held back principal and interest, offset against $4.0 million payment from USWM to Supernus in respect of certain insurance recoveries.
Change in the Fair Value of Contingent Consideration
The following tables provide a reconciliation of the beginning and ending balances related to the contingent consideration liability for the USWM Acquisition and Sage Acquisition (dollars in thousands):

	USWM Acquisition	Sage Acquisition	Total
Balance, December 31, 2025	$—	$31,258	$31,258
Change in fair value recognized in earnings	—	2,391	2,391
Milestone payments	—	(33,443)	(33,443)
Balance at September 30, 2026 (unaudited)	$—	$206	$206

	USWM Acquisition	Sage Acquisition	Total
Balance, December 31, 2024	$47,340	$—	$47,340
Contingent consideration from Sage Acquisition	—	11,448	$11,448
Change in fair value recognized in earnings	7,660	—	7,660
Milestone payments	(27,295)	—	(27,295)
Reclassification to Other Current Liabilities	(27,705)		(27,705)
Balance at September 30, 2025 (unaudited)	$—	$11,448	$11,448
The Company recorded the following changes in fair value of the contingent consideration liability for the USWM milestones:
•No expense was recorded during the three and nine months ended September 30, 2026. No expense was recorded during the three months ended September 30, 2025. The Company recorded a $7.7 million expense due to the change in fair value of contingent consideration liabilities for the USWM milestones for the nine months ended September 30, 2025. The change in fair value of contingent consideration was primarily due to accretion to the full milestone payment amount with the achievement of the milestones.
The Company recorded the following changes in the fair value of contingent consideration liability for the Sage CVRs:
•No change in fair value was recorded during the three months ended September 30, 2026. $2.4 million change in fair value was recorded during the nine months ended September 30, 2026 due to the achievement of the milestone related to the first commercial sale in Japan to a third-party customer after regulatory approval for ZURZUVAE for the treatment of major depressive disorder (MDD) in Japan by June 30, 2026. The Company recorded a contingent consideration liability of $11.4 million at Sage Closing Date. No change in fair value was recorded during the three and nine months ended September 30, 2025 given the proximity of the Sage Acquisition to the reporting period end date.

8.    Goodwill and Intangible Assets, Net
Goodwill
The following table sets forth the gross carrying amounts of goodwill (dollars in thousands)

	September 30, 2026	December 31, 2025
	(unaudited)
Beginning balance	$124,882	$117,019
Goodwill activity from Sage Acquisition (a)	(5,451)	7,863
Ending balance	$119,431	$124,882

(a) Refer to Note 3, Sage Acquisition for further detail.
Intangible Assets, Net
The following table sets forth the gross carrying amounts and related accumulated amortization of intangible assets subject to amortization (dollars in thousands):

	September 30, 2026				December 31, 2025
	(unaudited)
	Remaining Weighted Average Life (Years)	Carrying Amount, Gross	Accumulated Amortization	Carrying Amount, Net	Carrying Amount, Gross	Accumulated Amortization	Carrying Amount, Net
Acquired developed technology and product rights	5.7	$873,291	$(427,053)	$446,238	$922,311	$(352,855)	$569,456
Amortization expense for intangible assets was $23.2 million and $74.2 million for the three and nine months ended September 30, 2026, respectively, and $24.3 million and $64.9 million for the three and nine months ended September 30, 2025, respectively.
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

In the second quarter of 2026, the Company recognized impairment charges of $54.9 million related to its acquired intangible asset, APOKYN. The primary factors that led to the impairment determination were the performance of the commercial product and the change in the Company's future outlook of the brand as part of the Company's long-term planning process. The Company recognized as impairment loss the difference between the estimated fair value and carrying value of the intangible asset. The Company used the discounted cash flow income approach to estimate the fair values of the intangible assets. The primary inputs and assumptions used in the model included timing and projections of estimated future revenues and cash flows, and discount rate. The fair value measurement is classified as Level 3 within the fair value hierarchy as defined in ASC 820, Fair Value Measurement, due to the unobservable inputs used. The impairment loss is reported as Impairment charges in the condensed consolidated statements of earnings (loss).
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
As of September 30, 2026 and December 31, 2025, there was no outstanding debt under the Credit Line.
In October 2026, the Company terminated the Credit Line.
10.    Share-Based Payments
Employee Stock Purchase Plan
In the fourth quarter of 2026, the Company's Board of Directors approved the termination of the Second Amended and Restated 2012 Employee Stock Purchase Plan (ESPP). The termination will become effective on, to be conditioned upon, the consummation of the Merger. The current option period shall end on September 30, 2026, and September 30, 2026 shall be designated as, and treated as, the “Exercise Date” for the current option period in lieu of December 31, 2026. Shares issuable under the current offering period will be issued in accordance with the terms of the plan, and no additional offering periods will commence thereafter absent further action by the Company's Board of Directors.
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
Share-based compensation expense is as follows (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(unaudited)		(unaudited)
Research and development	$1,525	$1,446	$4,449	$4,337
Selling, general and administrative(a)	7,408	29,299	21,604	41,983
Total	$8,933	$30,745	$26,053	$46,320
(a) The prior period includes $22.9 million of compensation expense related to the acceleration of certain Sage equity awards in connection with the Sage Acquisition in July 2025.
The Company has $12.3 million of unrecognized compensation expense related to CVRs granted to holders of the accelerated Sage equity awards as of September 30, 2026. This unrecognized compensation expense will be recognized if and when the milestones associated with the CVRs become probable of achievement.
Stock Options
The following table summarizes stock option activities:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)
Outstanding, December 31, 2025	6,343,009	$32.63	6.3
Granted	988,592	$49.93
Exercised	(565,366)	$31.00
Forfeited	(124,726)	$39.06
Outstanding, September 30, 2026 (unaudited)	6,641,509	$35.22	6.2

As of September 30, 2026 (unaudited):
Vested and expected to vest	6,641,509	$35.22	6.2
Exercisable	4,053,054	$32.46	4.8

As of December 31, 2025:
Vested and expected to vest	6,343,009	$32.63	6.3
Exercisable	3,636,073	$32.08	4.8

Restricted Stock Units
The following table summarizes restricted stock unit (RSU) activities:

	Number of RSUs	Weighted Average Grant Date Fair Value per Share
Nonvested, December 31, 2025	396,693	$32.98
Granted	122,609	$50.20
Vested	(165,678)	$33.43
Forfeited	(11,375)	$37.89
Nonvested, September 30, 2026 (unaudited)	342,249	$38.77
Performance Share Units
The following table summarizes performance share unit (PSU) activities:

	Number of PSUs	Weighted Average Grant Date Fair Value per Share
Nonvested, December 31, 2025	390,496	$30.80
Granted	236,466	$47.73
Vested	(103,989)	$29.43
Forfeited	(57,590)	$28.33
Nonvested, September 30, 2026 (unaudited)	465,383	$40.01

11.    Earnings (Loss) per Share

The following table sets forth the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2026 and 2025 (dollars in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(unaudited)		(unaudited)
Numerator:
Net earnings (loss)	$20,913	$(45,117)	$(39,751)	$(34,445)
Numerator for basic and dilutive earnings (loss) per share	$20,913	$(45,117)	$(39,751)	$(34,445)
Denominator:
Weighted average shares outstanding, basic	58,202,474	56,552,741	57,975,499	56,133,918
Effect of dilutive securities:
Stock options and stock awards	1,268,547	—	—	—
Weighted average shares outstanding, diluted	59,471,021	56,552,741	57,975,499	56,133,918

Earnings (loss) per share, basic	$0.36	$(0.80)	$(0.69)	$(0.61)
Earnings (loss) per share, diluted	$0.35	$(0.80)	$(0.69)	$(0.61)

The following table sets forth the common stock equivalents of outstanding stock-based awards excluded in the calculation of diluted earnings (loss) per share, because the vesting conditions have not been met as of the end of the reporting period or their inclusion would be anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(unaudited)		(unaudited)
Stock options and stock awards	496,023	647,044	7,449,141	743,145

12.    Income Tax Expense (Benefit)
The following table provides information regarding the Company's income tax expense (benefit) for the three and nine months ended September 30, 2026 and 2025 (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(unaudited)		(unaudited)
Income tax expense (benefit)	$1,796	$(12,837)	$(1,138)	$(12,671)
Effective tax rate	7.9%	22.2%	2.8%	26.9%

Income tax expense (benefit) was an expense of $1.8 million (7.9% effective tax rate) and a benefit of $1.1 million (2.8% effective tax rate) for the three and nine months ended September 30, 2026, as compared to an income tax benefit of $12.8 million (22.2% effective tax rate) and income tax benefit of $12.7 million (26.9% effective tax rate) for the three and nine months ended September 30, 2025. The change in both periods for income tax expense (benefit) and effective income tax rate was primarily due to the change in forecasted and year-to-date earnings and the impact of discrete tax benefits as compared to the same period in 2025.

The Company's effective income tax rate for the three and nine months ended September 30, 2026 varies from the statutory federal tax rate in the United States (U.S. federal tax rate) of 21% primarily due to the change in pretax book income (loss), non-deductible executive compensation, milestone payments, state taxes, other non-deductible permanent items offset by the impact of discrete benefit recorded during the period. The Company's effective income tax rate for the three months ended September 30, 2025 varies from the statutory U.S. federal tax rate primarily due to state taxes and non-deductible transaction costs, offset by tax benefits related to research and development tax credits. The Company's effective income tax rate for the nine months ended September 30, 2025 varies from the statutory U.S. federal tax rate primarily due to state taxes and non-deductible transaction costs, offset by tax benefits related to a state tax refund and research and development tax credits.

The annual forecasted earnings represent the Company's best estimate as of September 30, 2026 and 2025, are subject to change and could have a material impact on the effective tax rate in subsequent periods. ASC 740, Income Taxes (ASC 740), requires the Company to estimate the annual effective income tax rate for the full year and apply it to pre-tax income (loss) for each interim period, taking into account year-to-date amounts and projected results for the full year.

As of September 30, 2026 and December 31, 2025, the Company had income tax receivable of $24.9 million and $38.4 million, respectively, which is classified as Prepaid expenses and other current assets on the condensed consolidated balance sheets.

13.    Leases
Operating lease assets and lease liabilities as reported on the condensed consolidated balance sheets are as follows (dollars in thousands):

	Balance Sheet Classification	September 30, 2026	December 31, 2025
		(unaudited)
Assets
Operating lease assets	Other assets	$23,059	$26,712
Total lease assets		$23,059	$26,712

Liabilities
Operating lease liabilities, current portion	Accounts payable and accrued liabilities	$7,620	$10,612
Operating lease liabilities, long-term	Operating lease liabilities, long-term	28,577	30,365
Total lease liabilities		$36,197	$40,977

Supplemental cash flow information related to leases is as follows (dollars in thousands):

	Nine Months Ended September 30,
	2026	2025
	(unaudited)
Cash paid for operating leases	$17,411	$14,415
Lease assets obtained for new operating leases	4,569	9,941
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

The measure of the reportable segment assets is reported on the balance sheet as total assets.

The following table shows the segment revenue, significant segment expenses and net earnings (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(unaudited)		(unaudited)
Total revenues	$226,771	$192,103	$653,534	$507,380
Less: Significant segment expenses:
Cost of revenues	27,018	18,965	84,078	51,555
Selling expenses	68,736	58,386	203,924	145,398
Marketing expenses	21,778	18,672	66,356	60,068
General and administrative expenses(a)	37,542	33,114	116,586	86,833
Research and development expenses
Acquisition-related expenses	—	69,506	—	70,874
External development program expenses:
ONAPGO	58	352	834	1,613
SPN-820	3,507	1,111	8,324	8,073
SPN-817(b)	4,215	4,872	27,715	11,889
SPN-443	1,113	773	2,159	1,799
Qelbree	1,899	3,168	6,480	9,805
ZURZUVAE	70	1,385	225	1,385
Early-stage programs and other expenses	4,885	4,400	16,552	10,066
Total external development program expenses	15,747	16,061	62,289	44,630
Internal employee-related expenses	10,009	13,305	32,368	33,778
Total research and development expenses	25,756	29,366	94,657	78,408
Other segment items(c)	25,028	9,211	127,684	48,689
Net earnings (loss)	$20,913	$(45,117)	$(39,751)	$(34,445)
(a) Excludes Sage Acquisition related expenses which are presented in the separate line item, Acquisition-related expenses, in the table above.
(b) Includes amount related to Biscayne amendment. Refer to Note 17, Commitments and Contingencies.
(c) Other segment items include amortization of intangible assets, impairment charges, contingent consideration loss, net interest and other income, interest expense, and income tax expense (benefit) whose amounts are disclosed in the condensed consolidated statement of earnings (loss).
15. Collaboration Agreements
Navitor
See Note 17, Commitments and Contingencies, for further details.
Shionogi
The Company is party to a collaboration and license agreement with Shionogi whereby Shionogi is responsible for all clinical development and regulatory filings for zuranolone in MDD and other indications in Japan, the Republic of Korea (South Korea), and Taiwan (together, the Shionogi Territory) and would be responsible for commercialization of zuranolone in the Shionogi Territory, to the extent zuranolone is successfully developed and obtains marketing approval in any of the countries within the Shionogi Territory. At the time of execution of the Shionogi Collaboration Agreement in 2018, Shionogi was required to make an upfront payment to Sage of $90.0 million, and the Company was eligible to receive additional payments of up to $470.0 million if certain regulatory and commercial milestones are achieved by Shionogi. As of September 30, 2026, the remaining potential future milestone payments include up to $40.0 million for the achievement of specified regulatory milestones, up to $10.0 million for the achievement of specified commercialization milestones, and up to $385.0 million for the achievement of specified net sales milestones. The Company is also eligible to receive tiered royalties on sales of zuranolone in the Shionogi Territory, if development efforts are successful, with tiers averaging in the low to mid-twenty percent range, subject to other terms of the agreement. As between the Company and Shionogi, the Company maintains exclusive rights to develop and commercialize zuranolone outside of the Shionogi Territory. The upfront cash payment and any payments for milestones and royalties are non-refundable and non-creditable. Due to the uncertainty of pharmaceutical development and the high historical failure rates generally associated with drug development, the Company may not receive any milestone payments or any royalty payments from Shionogi. In the fourth quarter of 2025, Shionogi received approval from the Pharmaceuticals and Medical Devices Agency for the manufacturing and marketing of a product containing zuranolone in Japan for the treatment of MDD. Shionogi announced the first commercial sale of ZURZUVAE in Japan in the first quarter of 2026. No product containing zuranolone is approved for the treatment of MDD in the United States.

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

The following table summarizes the Company’s proportionate share of the activity under the Biogen Collaboration Agreement:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(unaudited)		(unaudited)
Collaboration revenue (ZURZUVAE)	$41,697	$20,164	$104,690	$20,164
Cost of revenues	641	434	2,967	434
Research and development expenses	504	(928)	1,797	(928)
Selling, general and administrative expenses	27,998	13,561	77,907	13,561
Amounts receivable from Biogen related to the Biogen Collaboration Agreement are recorded within Accounts receivable, net on the condensed consolidated balance sheets and were $49.5 million and $23.0 million as of September 30, 2026 and December 31, 2025, respectively.
16.    Composition of Other Balance Sheet Items
The following details the composition of other balance sheet items (dollars in thousands for amounts in tables):
Inventories, Net

	September 30, 2026	December 31, 2025
	(unaudited)
Raw materials	$29,120	$31,833
Work in process	24,843	29,436
Finished goods	33,149	21,116
Total	$87,112	$82,385
Inventories, net as reported on the condensed consolidated balance sheets are as follows (dollars in thousands):

	Balance Sheet Classification	September 30, 2026	December 31, 2025
		(unaudited)

Current inventory	Inventories, net	$87,112	$82,385
Noncurrent inventory	Other Assets	26,131	30,095
Total		$113,243	$112,480

Property and Equipment, Net

	September 30, 2026	December 31, 2025
	(unaudited)
Lab equipment and furniture	$14,538	$14,041
Leasehold improvements	13,052	13,052
Software	951	871
Computer equipment	1,052	831
Subtotal	29,593	28,795
Less accumulated depreciation and amortization	(19,572)	(18,264)
Property and equipment, net	$10,021	$10,531
Depreciation and amortization expense on property and equipment was approximately $0.4 million and $1.3 million for three and nine months ended September 30, 2026, respectively, and $0.5 million and $1.6 million for the three and nine months ended September 30, 2025, respectively.
Accounts Payable and Accrued Liabilities

	September 30, 2026	December 31, 2025
	(unaudited)
Accrued manufacturing expenses	$29,874	$25,608
Accrued compensation, benefits, & related accruals	27,596	29,446
Accrued sales & marketing	14,220	16,665
Operating lease liabilities, current portion(a)	7,620	10,612
Accounts payable	8,517	2,677
Accrued R&D expenses	6,592	7,299
Accrued royalties(b)	622	2,403
Other accrued expenses	14,095	13,090
Total	$109,136	$107,800
_______________________________
(a) Refer to Note 13, Leases.
(b) Refer to Note 17, Commitments and Contingencies.
Accrued Product Returns and Rebates

	September 30, 2026	December 31, 2025
	(unaudited)
Accrued product rebates	$131,537	$123,297
Accrued product returns	33,811	37,800
Total	$165,348	$161,097
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
On April 1, 2026, the Company entered into an Asset Purchase Agreement (APA) with Navitor and consummated the transactions contemplated therein whereby the Company acquired, among other things, the right, title, materials, and intellectual property of SPN-820. The transaction included no upfront cash payment, however, the Company is obligated to effect and complete one Phase 2b study and make several milestone payments of up to $350 million contingent upon the achievement of specified development, regulatory and commercial milestones. The Company accounted for the transaction as an asset purchase under ASC 805 Business Combinations. The Company accounted for the contingent milestone payments under ASC 450 Contingencies. As such, no contingent liability was recognized as the contingent milestones were deemed not probable of achievement as of April 1, 2026 and September 30, 2026. The Company retains its 13% equity ownership in Navitor LLC. The Company determined Navitor LLC no longer meets the criteria to be considered a VIE. The Company continues to record its share of the results of Navitor LLC, a private company, on a quarter lag as the financial information of Navitor LLC is not available on a sufficiently timely basis for the Company to apply the equity method of accounting.
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
Biscayne Amendment
On January 22, 2026, the Company entered into a First Amendment (Amendment) to the Agreement and Plan of Merger (Agreement) dated September 12, 2018, with former Biscayne security holders. The Amendment relates to the timing and payment of certain milestones under the Biscayne merger agreement. The Company agreed to pay former Biscayne security holders $10.0 million, one of the milestones specified in the Agreement, by June 30, 2026. The Company subsequently paid the Biscayne security holders in June 2026. The amount is recorded in Research and development expense on the condensed consolidated statements of earnings (loss) for the nine months ended September 30, 2026.

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
On February 18, 2026, Plaintiffs filed a letter with the Court seeking leave to amend their complaint and asking the Court to refrain from deciding the motion to dismiss pending the Court’s decision on the request to file an amended complaint. On March 10, 2026, Defendants submitted a letter to the Court joining Plaintiffs’ request of February 18, 2026. On April 3, 2026, the parties filed a stipulation, which the Court so ordered on April 9, 2026, permitting Plaintiffs to file an amended complaint by July 15, 2026. On April 30, 2026, Plaintiffs filed the Second Amended Complaint. On July 15, 2026, Defendants filed a motion to dismiss the Second Amended Complaint. Plaintiffs’ opposition to the Motion to Dismiss was filed on August 31, 2026. Defendants’ reply in further support of their Motion to Dismiss was filed on September 22, 2026. The Parties are currently awaiting the Court’s ruling on the Motion to Dismiss briefing. Related derivative actions remain stayed pending the resolution of this motion.
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

On April 14, 2025, the Southern District of New York granted a stay of the Zhu Derivative Litigation pending the resolution of the motion to dismiss the amended complaint in the Securities Class Action. Subsequently, the Matton Derivative Litigation and Pizzelanti Derivative Litigation were consolidated with the Zhu Derivative Litigation ("Consolidated Derivative Litigation") and stayed along with the Zhu Derivative Litigation pending the resolution of Sage’s motion to dismiss in the Securities Class Action.
At this time, the Company is unable to predict the outcome of the Merger Complaints, Securities Class Action, the SEC investigation, or the Consolidated Derivative Litigation, or reasonably estimate a range of possible losses. The outcome of the matters described above cannot be predicted with certainty.
18.    Subsequent Events
Merger of Equals with Indivior Pharmaceuticals, Inc.
On October 15th, at the special meeting of the Company's stockholders, the Company's stockholders approved the Merger and related proposals. The definitive proxy statement pertaining to the special meeting was previously filed by the Company with the Securities and Exchange Commission on September 11, 2026. All proposals presented at the special meeting were approved by the Company’s stockholders, including (i) approval to adopt the Merger Agreement (ii) approval of certain compensation that will become payable in connection with the Merger, as well as certain compensation that may become payable to Supernus's named executive officers upon a termination in connection with the Merger.
The Merger is expected to be consummated on November 2, 2026 (the “Expected Closing Date”).

Additionally, on the Expected Closing Date, the Combined Company and certain of its subsidiaries (collectively, the “Loan Parties”) are expected to enter into a Credit Agreement (the “Credit Agreement”) by and among the Combined Company, as the borrower, the other Loan Parties, as guarantors, the financial institutions from time to time party thereto as lenders, and a financial institution, as agent for the lenders and for itself as lender, providing for a senior secured term loan facility (the “Credit Facility”) in an aggregate principal amount of $650 million, all of which is expected to be borrowed on the Expected Closing Date.
The proceeds of the Credit Facility are expected to be permitted to be used, in whole or in part, to consummate the Merger, repay existing indebtedness on the Expected Closing Date (including any outstanding indebtedness and obligations under that certain Credit Line Agreement, dated February 8, 2023, among the Company and UBS Bank USA), to pay costs and expenses in connection therewith and for general corporate purposes (including, without limitation, acquisitions and investments permitted under the Credit Agreement).
As previously disclosed by Indivior, its board of directors declared a special cash dividend (the “Special Dividend”) in the amount of (i) $8.13 per share of Indivior common stock payable to holders of record of the issued and outstanding Indivior common stock as of October 30, 2026 (the “Special Dividend Record Date”) (such holders, the “Special Dividend Record Holders”) and (ii) $8.13 per share of Indivior common stock underlying Indivior equity awards on the Special Dividend Record Date payable, upon vesting of such equity awards, to holders of certain Indivior equity awards outstanding as of the Special Dividend Record Date (the “Special Dividend Award Holders”). The payment of the Special Dividend is subject to and contingent upon the closing of the Merger (the “Closing”) and will be made following the Closing. Assuming the Merger is consummated on the Expected Closing Date, payment of the Special Dividend to Special Dividend Record Holders is anticipated to be made on or about November 6, 2026. Supernus stockholders will not be entitled to receive the Special Dividend with respect to any Indivior common stock received as consideration in the Merger.
ONAPGO
In October 2026, the FDA recognized seven years of orphan-drug exclusive approval for ONAPGO (apomorphine HCl) for the treatment of motor fluctuations in adults with advanced Parkinson’s disease. The seven-year market exclusivity for ONAPGO began on February 3, 2025, the date of FDA approval.

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
Pursuant to the Merger Agreement, and upon the terms and subject to the conditions thereof, Merger Sub will merge with and into the Company (the "Merger"), with the Company continuing as the surviving corporation and a wholly-owned subsidiary of Indivior. Following the completion of the Merger, the combined company will be renamed "Supernus, Inc." and its shares of common stock are expected to continue trading on the Nasdaq Stock Market under the ticker symbol "SUPN". The Merger and the other transactions contemplated by the Merger Agreement are referred to collectively as the "Transactions". The consummation of the Transactions is subject to various regulatory approvals and customary terms and conditions set forth in the Merger Agreement.
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
Pursuant to the terms of the Merger Agreement, as of the Effective Time, (i) the board of directors of the Combined Company (the "Combined Company Board") will consist of eight individuals, including four individuals who are nominees of the board of directors of Indivior immediately prior to the Effective Time and four individuals who are nominees of the board of directors of Supernus immediately prior to the Effective Time; (ii) the Chair of the Combined Company Board will be a nominee of Indivior; (iii) Jack A. Khattar will serve as Chief Executive Officer and as a member of the Combined Company Board; and (iv) Timothy C. Dec will serve as Chief Financial Officer.
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
•ONAPGOTM (apomorphine hydrochloride) injection is the first and only subcutaneous apomorphine infusion device for the treatment of motor fluctuations in adults with advanced PD. ONAPGO was approved by the FDA in February 2025. ONAPGO was launched in April 2025. In October 2026, the FDA recognized seven years of orphan-drug exclusive approval for ONAPGO (apomorphine HCl) for the treatment of motor fluctuations in adults with advanced Parkinson’s disease. The seven-year market exclusivity for ONAPGO began on February 3, 2025, the date of FDA approval.
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
SPN-443 – Novel stimulant for the treatment of ADHD
The Company completed a Phase 1 single dose study in healthy adults in 2024 following submission of an Investigational New Drug Application. The study was a first in human, pilot pharmacokinetic study of two oral formulations of SPN-443 in healthy adults. The primary objective of the study was to assess safety and tolerability. This molecule, along with its major metabolites, is an inhibitor of norepinephrine, dopamine and serotonin, also known as a triple reuptake inhibitor. Both formulations of SPN-443 showed adequate bioavailability and were well tolerated. The Company expects to initiate Phase 1 Single Ascending Dose (SAD) and Multiple Ascending Dose (MAD) studies by the end of 2026.
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

Commercial Highlights

•ONAPGO net product sales were $17.1 million in the third quarter of 2026. Demand for the product continued to be healthy, with more than 400 enrollment forms submitted in the third quarter. In the third quarter 2026, prescriptions grew by 17% compared to the second quarter 2026. The U.S. Food and Drug Administration (FDA) has recognized seven years of orphan-drug exclusive approval for ONAPGO for the treatment of motor fluctuations in adults with advanced Parkinson’s disease. In addition, the Company submitted a supplemental New Drug Application (sNDA) for a second supplier for ONAPGO, with potential FDA approval by mid-year 2027.

•Collaboration revenue from ZURZUVAE was $41.7 million in the third quarter of 2026. Collaboration revenue represents 50% of the net revenues for ZURZUVAE recorded by Biogen Inc. Third quarter 2026 U.S sales of ZURZUVAE, as reported by Biogen Inc., increased approximately 53% compared to the same period in 2025. The total number of prescriptions for ZURZUVAE increased by 43% in the third quarter of 2026 compared to the same period last year.

•Net sales of Qelbree increased 12% to $90.8 million in the third quarter of 2026, compared to the same period in 2025, driven primarily by volume growth. Total IQVIA prescriptions for Qelbree were 282,887 for the third quarter 2026, representing an increase of 18% compared to the same period last year. Prescription growth in the adult and pediatric populations was 25% and 16%, respectively, compared to the same period last year.

•GOCOVRI grew by approximately 4% in net sales and 4% in prescriptions in the third quarter of 2026, compared to the same period in 2025. Net sales reached an all-time high of $42.6 million in the third quarter of 2026.

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
SPN-443 – Novel stimulant for attention-deficit/hyperactivity disorder (ADHD)
•The Company expects to initiate a Phase 1 single-ascending/multiple-ascending dose study in adult healthy volunteers by the end of 2026.
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

Results of Operations
Comparison of the Three and Nine Months ended Months Ended September 30, 2026 and 2025
Revenues
Revenues consist primarily of net product sales of our commercial products in the U.S., supplemented by our collaboration revenue from the Biogen Collaboration Agreement and royalty and licensing revenues from our collaborative licensing arrangements. The following table provides information regarding our revenues during the three and nine months ended September 30, 2026 (dollars in thousands):

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2026	2025	Amount	Percent	2026	2025	Amount	Percent
Net product sales
Qelbree	$90,824	$81,416	$9,408	12%	$257,906	$223,708	$34,198	15%
GOCOVRI	42,650	40,849	1,801	4%	115,420	108,198	7,222	7%
ONAPGO	17,075	6,806	10,269	151%	38,996	8,410	30,586	364%
Trokendi XR	10,213	10,043	170	2%	28,103	34,037	(5,934)	(17)%
Oxtellar XR	7,957	12,016	(4,059)	(34)%	24,161	33,851	(9,690)	(29)%
APOKYN	6,490	10,387	(3,897)	(38)%	20,541	38,183	(17,642)	(46)%
Other(a)	3,367	7,025	(3,658)	(52)%	9,915	22,138	(12,223)	(55)%
Total net product sales	178,576	168,542	10,034	6%	495,042	468,525	26,517	6%
Collaboration revenue (ZURZUVAE)(b)	41,697	20,164	21,533	107%	104,690	20,164	84,526	419%
Royalty, licensing and other revenues	6,498	3,397	3,101	91%	53,802	18,691	35,111	188%
Total revenues	$226,771	$192,103	$34,668	18%	$653,534	$507,380	$146,154	29%
___________________________________________
(a) Includes net product sales of MYOBLOC, XADAGO and Osmolex ER.
(b) Includes the Company's proportionate share of sales of ZURZUVAE.
Net Product Sales
Net product sales were $178.6 million and $168.5 million for the three months ended September 30, 2026 and 2025, respectively. Net product sales were $495.0 million and $468.5 million for the nine months ended September 30, 2026 and 2025, respectively. The increase in both periods was primarily due to increases in net product sales from ONAPGO, which was launched in the second quarter of 2025, and Qelbree due to higher volume and higher price, partially offset by a decline in net product sales of APOKYN due to lower volume, and a decline in net product sales of Oxtellar XR and Trokendi XR due to generic erosion.
Adjustments related to prior year sales for the nine months ended September 30, 2026 were approximately 1% of net product sales. Adjustments related to prior year sales for the nine months ended September 30, 2025 were approximately 4% of net product sales. In 2025, the Company had favorable actual returns experience and as a result, the Company changed its estimated provision for product returns based on the most recent experience. Adjustments related to prior year sales for the nine months ended September 30, 2025 were primarily attributable to Qelbree. Refer to discussion Sales Deductions and Related Accruals below.
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
On November 4, 2025, we announced that due to stronger than expected demand for ONAPGO, supplier constraints were impacting our ability to fully meet this demand. ONAPGO is manufactured in Europe, supplied to us by our ONAPGO licensing partner, and packaged in the U.S. by a third-party contract manufacturing organization. We currently rely on single source suppliers to produce and package final dosage forms for ONAPGO. In February 2026, we announced that we have made progress in securing additional product supply of ONAPGO from the current supplier and as a result, has resumed new patient initiation. In October 2026 the Company submitted a supplemental New Drug Application (sNDA) to the FDA for a second supplier for ONAPGO, with potential FDA approval by mid-year 2027. Any changes in any of the suppliers would require regulatory approval which could cause a further delay in manufacturing and a possible loss of sales, which could affect future operating results adversely.
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
The following table provides a summary of activity with respect to accrued product returns and rebates and sales discounts during the periods indicated (dollars in thousands):

	Accrued Product Returns and Rebates
	Product Returns	Product Rebates	Sales Discounts	Total
Balance at December 31, 2025	$37,800	$123,297	$13,477	$174,574
Provision related to:
Current year sales	8,254	370,616	60,585	439,455
Prior year sales	(5,915)	3,164	(22)	(2,773)
Total provision	2,339	373,780	60,563	436,682
Less: Actual payments/credits	(6,328)	(365,540)	(53,287)	(425,155)
Balance at September 30, 2026	$33,811	$131,537	$20,753	$186,101

	Accrued Product Returns and Rebates
	Product Returns	Product Rebates	Sales Discounts	Total
Balance at December 31, 2024	$53,375	$115,330	$12,347	$181,052
Provision related to:
Current year sales	9,672	295,476	51,015	356,163
Prior year sales	(16,312)	(330)	40	(16,602)
Total provision	(6,640)	295,146	51,055	339,561
Less: Actual payments/credits	(3,466)	(269,286)	(45,098)	(317,850)
Balance at September 30, 2025	$43,269	$141,190	$18,304	$202,763
Accrued Product Returns and Rebates
The accrued product returns balance decreased to $33.8 million as of September 30, 2026 from $43.3 million as of September 30, 2025. This decrease was primarily due to favorable returns processed in 2025. During 2025, the Company had favorable actual returns experience. As a result, the Company changed its estimated provision for product returns based on the most recent experience. The provision for product returns related to prior year sales, which was $5.9 million and $16.3 million as of September 30, 2026 and 2025, respectively, was primarily attributable to Qelbree, reflecting continued favorable actual returns experienced in 2025.
The accrued product rebates balance increased to $131.5 million as of September 30, 2026 from $141.2 million as of September 30, 2025 primarily due to timing of payments associated with government programs.
Provision for Product Returns and Rebates
The provision for product returns increased to $2.3 million for the nine months ended September 30, 2026 from ($6.6) million for the nine months ended September 30, 2025. The increase was primarily due to aforementioned change in estimated provision for product returns in 2025 based on the most recent experience, which was primarily attributable to Qelbree.

The provision for product rebates increased to $373.8 million for the nine months ended September 30, 2026 from $295.1 million for the nine months ended September 30, 2025. The increase was primarily attributable to higher Qelbree, GOCOVRI, and ONAPGO sales.
Collaboration Revenue (ZURZUVAE)
Collaboration revenue (ZURZUVAE) was $41.7 million and $20.2 million for the three months ended September 30, 2026 and 2025, respectively. Collaboration revenue (ZURZUVAE) was $104.7 million and $20.2 million for the nine months ended September 30, 2026 and 2025, respectively. The Collaboration revenue (ZURZUVAE) revenue stream is due to the Sage Acquisition in July 2025.
Royalty, Licensing and Other Revenues
Royalty, licensing and other revenues were $6.5 million and $3.4 million for the three months ended September 30, 2026 and 2025, respectively. Royalty, licensing and other revenues were $53.8 million and $18.7 million for the nine months ended September 30, 2026 and 2025, respectively. The increase was primarily due to increased sales of inventory under the Company's collaboration agreement with Shionogi, and the recognition of $20.0 million of licensing revenues related to the achievement of a commercial milestone under the Company's collaboration agreement with Shionogi in the nine month period ended September 30, 2026.
Cost of Revenues
Cost of revenues were $27.0 million and $19.0 million for the three months ended September 30, 2026 and 2025, respectively. Cost of revenues were $84.1 million and $51.6 million for the nine months ended September 30, 2026 and 2025, respectively. The increase was primarily driven by higher costs of Qelbree due to increased sales, ONAPGO, which was launched in the second quarter of 2025 and increased sales in 2026, and higher bulk and commercial inventory sales related to ZURZUVAE. These increases were partially offset by lower APOKYN royalties due to lower sales and lower Trokendi XR and Oxtellar XR costs, primarily due to generic erosion.
Research and Development Expenses
Research and Development (R&D) expenses were $25.8 million and $29.4 million for the three months ended September 30, 2026 and 2025, respectively. R&D expenses were $94.7 million and $78.4 million for the nine months ended September 30, 2026 and 2025, respectively. The decrease in the three month period ended September 30, 2026 is primarily due clinical program delays. The increase in the nine month period ended September 30, 2026 was primarily due to an increase in clinical program costs on SPN-817, which includes the $10.0 million expense to former Biscayne security holders, as well as increased spending on other early-stage programs.
Selling, General and Administrative Expenses
The following table provides information regarding our selling, general and administrative (SG&A) expenses during the periods indicated (dollars in thousands):

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2026	2025	Amount	Percent	2026	2025	Amount	Percent
Selling and marketing	$90,514	$77,058	$13,456	17%	$270,280	$205,466	$64,814	32%
General and administrative	37,542	102,620	(65,078)	(63)%	116,586	157,707	(41,121)	(26)%
Total	$128,056	$179,678	$(51,622)	(29)%	$386,866	$363,173	$23,693	7%
Selling and marketing expenses were $90.5 million and $77.1 million for the three months ended September 30, 2026 and 2025, respectively. Selling and marketing expenses were $270.3 million and $205.5 million for the nine months ended September 30, 2026 and 2025, respectively. The increase in both periods was primarily due to the Company's proportionate share of expenses from the collaboration arrangement with Biogen, higher employee-related expenses, and higher marketing expense related to ONAPGO, which was launched in the second quarter of 2025, and ZURZUVAE, which was acquired through the acquisition of Sage in July 2025.

General and administrative expenses were $37.5 million and $102.6 million for the three months ended September 30, 2026 and 2025, respectively. General and administrative expenses were $116.6 million and $157.7 million for the nine months ended September 30, 2026 and 2025, respectively. The decrease in both periods was primarily due to the absence of acquisition-related costs associated with the acquisition of Sage in July 2025.
Amortization of Intangible Assets
Amortization of intangible assets was $23.2 million and $24.3 million for the three months ended September 30, 2026 and 2025, respectively. Amortization of intangible assets was $74.2 million and $64.9 million for the nine months ended September 30, 2026 and 2025, respectively. The decrease in the three month period ended September 30, 2026 as compared to the three month period ended September 30, 2025 was primarily due to the intangible asset impairment charge recognized in the second quarter of 2026. The increase in the nine month period ended September 30, 2026 as compared to the nine month period ended September 30, 2025 was primarily due to ZURZUVAE intangible asset amortization expense. ZURZUVAE intangible asset was acquired as part of the Sage Acquisition in July 2025.
Impairment Charges
Impairment charges was $1.5 million and $56.5 million for the three and nine months ended September 30, 2026. There were no impairment charges in the three and nine months ended September 30, 2025. The increase in the nine month period ended September 30, 2026 was primarily due to an impairment charge related to the APOKYN intangible asset recognized in the second quarter of 2026.
Contingent Consideration Loss
There was no contingent consideration loss for the three months ended September 30, 2026 and 2025. Contingent consideration loss was $2.4 million and $7.7 million for the nine months ended September 30, 2026 and 2025, respectively. The contingent consideration loss for the nine months ended September 30, 2026 was primarily due to the accretion of a Sage CVR to the full milestone payment amount with the achievement of a regulatory milestone with the approval of ZURZUVAE for the treatment of MDD in Japan and commercial launch in Japan. The contingent consideration loss for the nine months ended September 30, 2025 was due to the accretion to the full milestone payment amount with the achievement of the USWM milestones. ONAPGO was approved by the FDA in February 2025 and was launched in April 2025.
Other Income (Expense), Net
Other income (expense), net was an income of $1.5 million and $2.3 million for the three months ended September 30, 2026 and 2025, respectively. Other income (expense), net was an income of $4.2 million and $11.2 million for the nine months ended September 30, 2026 and 2025, respectively. The decrease was due to interest expense incurred in the three and nine month periods ended September 30, 2026 that did not occur in the corresponding 2025 periods, lower interest income on marketable securities, as well as lower market interest rates in 2026 compared to 2025. The cash consideration paid for the Sage acquisition in 2025 was funded through the Company's cash, cash equivalents and marketable securities holdings.
Income Tax Expense (Benefit)
Income tax expense (benefit) was an expense of $1.8 million (7.9% effective tax rate) and income tax benefit of $1.1 million (2.8% effective tax rate) for the three and nine months ended September 30, 2026, as compared to an income tax benefit of $12.8 million (22.2% effective tax rate) and $12.7 million (26.9% effective tax rate) for the three and nine months ended September 30, 2025. The change in both periods for income tax expense (benefit) and effective income tax rate was primarily due the change in forecasted and year-to-date earnings and the impact of discrete tax benefits as compared to the same period in 2025.

The Company's effective income tax rate for the three and nine months ended September 30, 2026 varies from the statutory federal tax rate in the United States (U.S. federal tax rate) of 21% primarily due to the change in pretax book income (loss), non-deductible executive compensation, milestone payments, state taxes, other non-deductible permanent items offset by the impact of discrete benefit recorded during the period. The Company's effective income tax rate for the three months ended September 30, 2025 varies from the statutory U.S. federal tax rate primarily due to state taxes and non-deductible transaction costs, offset by tax benefits related to research and development tax credits. The Company's effective income tax rate for the nine months ended September 30, 2025 varies from the statutory U.S. federal tax rate primarily due to state taxes and non-deductible transaction costs, offset by tax benefits related to a state tax refund and research and development tax credits.

The annual forecasted earnings represent the Company's best estimate as of September 30, 2026 and 2025, are subject to change and could have a material impact on the effective tax rate in subsequent periods. ASC 740, Income Taxes (ASC 740), requires the Company to estimate the annual effective income tax rate for the full year and apply it to pre-tax income (loss) for each interim period, taking into account year-to-date amounts and projected results for the full year.

Financial Condition, Liquidity and Capital Resources
Cash and Cash Equivalents, Marketable Securities and Restricted Cash

Cash and cash equivalents, current marketable securities and restricted cash are comprised of the following (dollars in thousands):

	September 30	December 31	Change
	2026	2025	Amount	Percent
Cash and cash equivalents	$175,884	$128,448	$47,436	37%
Marketable securities	183,575	180,222	3,353	2%
Restricted cash	1,450	1,450	—	—%
Total	$360,909	$310,120	$50,789	16%
The Company believes its balances of cash, cash equivalents, and unrestricted marketable securities, which totaled $359.5 million as of September 30, 2026, along with cash generated from ongoing operations and continued access to debt markets, will be sufficient to satisfy its cash requirements over the next twelve months and beyond.
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

Refer to Note 18, Subsequent Events for further details on the Merger.
Cash Flows
Cash flows are comprised of the following (dollars in thousands):

	Nine Months Ended September 30,		Change
	2026	2025	Amount
Net cash provided by (used in):
Operating activities	$68,320	$27,470	$40,850
Investing activities	(4,404)	55,416	(59,820)
Financing activities	(16,480)	604	(17,084)
Net change in cash and cash equivalents	47,436	83,490	(36,054)
Cash, cash equivalents, and restricted cash at beginning of period	129,898	69,331	60,567
Cash, cash equivalents, and restricted cash at end of period	$177,334	$152,821	$24,513

Operating Activities
Net cash provided by operating activities was $68.3 million compared to $27.5 million for the nine months ended September 30, 2026, and 2025, respectively. The increase in cash flows provided by operating activities was primarily due to noncash impairment charges in the nine months ended September 30, 2026 as well as changes in working capital. The Company reported net loss of $39.8 million and net loss of $34.4 million for the nine months ended September 30, 2026 and 2025, respectively. The increase in net loss was primarily due to the impairment of an intangible asset, an increase in research and development activities, and an increase in selling, general, and administrative activities.
Investing Activities

Net cash used in investing activities was $4.4 million for the nine months ended September 30, 2026 compared to net cash provided by investing activities of $55.4 million during the same period in 2025. The change was primarily due to a decrease in the maturities of marketable securities partially offset by a decrease in the purchases of marketable securities.
Financing Activities
Net cash used in financing activities was $16.5 million for the nine months ended September 30, 2026 compared to net cash provided by financing activities of $0.6 million during the same period in 2025. The change was primarily due to a decrease in proceeds from the issuance of common stock and an increase in the payment of contingent consideration amount.
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

Refer to Note 18. Subsequent Events for further details on obligations associated with and contingent upon the Merger.
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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
The primary objective of our investment activities is to preserve our capital to fund operations and to facilitate business development activities. We also seek to maximize income from our investments without assuming significant interest rate risk, liquidity risk, or risk of default by investing in investment grade securities with maturities of four years or less. Our exposure to market risk is confined to investments in cash and cash equivalents and marketable securities. As of September 30, 2026, we had cash and cash equivalents and marketable securities of $359.5 million.
In October 2026, the Company terminated the Credit Line with UBS and we are no longer subject to interest rate risk associated with the Credit Line.
As of September 30, 2026, our cash and cash equivalents consist primarily of cash held at banks and investments in highly liquid financial instruments with an original maturity of three months or less. Our marketable securities, which are reported at fair value, generally consist of investments in U.S. Treasury bills and notes; bank certificates of deposit; various U.S. governmental agency debt securities; and corporate and municipal debt securities. We place all investments with governmental, industrial, or financial institutions whose debt is rated as investment grade. We generally hold these securities to maturities of one to four years. Because of the relatively short period that we hold our investments and because we generally hold these securities to maturity, we do not believe that an increase in interest rates would have any significant impact on the realizable value of our investments.
We do not have any currency or derivative financial instruments.
We may contract with clinical research organizations (CROs) and investigational sites globally. Currently, we have ongoing clinical trials being conducted outside of the U.S. We do not hedge our foreign currency exchange rate risk. Transactions denominated in currencies other than the U.S. dollar are recorded based on exchange rates at the time such transactions arise. As of September 30, 2026 and December 31, 2025, substantially all of our liabilities were denominated in the U.S. dollar.
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
We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2026, the end of the period covered by this report. Based on that evaluation, under the supervision and with the participation of our management, including our CEO and CFO, we concluded that our disclosure controls and procedures are effective as of September 30, 2026.
Changes in Internal Control over Financial Reporting
Our management, including our CEO and CFO, evaluated changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2026.
During the quarter ended September 30, 2026, no changes occurred in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1.    Legal Proceedings
From time to time and in the ordinary course of business, Supernus Pharmaceuticals, Inc. (the "Company") and any of its subsidiaries may be subject to various claims, charges and litigation. The Company and any of its subsidiaries may be required to file infringement claims against third parties for the infringement of our patents.
I.Supernus Pharmaceuticals, Inc. v. Appco Pharma LLC and Somerset Therapeutics LLC, No. 2:25-cv-12183 (MEF)(MAH) (D.N.J.), re-captioned as In re Viloxazine, C.A. No. 25-cv-12183 (MEF) (MAH) (Consolidated)
The Company received Paragraph IV Notice Letters from generic drug makers Appco Pharma LLC (Appco) and Somerset Therapeutics LLC (Somerset) dated May 21, 2025, and June 9, 2025, directed to six of its Qelbree® Orange Book patents. Supernus’s U.S. Patent Nos. 9,358,204; 9,603,853; 9,662,338; 11,324,753; 11,458,143; and 12,121,523 generally cover viloxazine formulations and methods of using those formulations. The FDA Orange Book currently lists United States Patent Nos. 9,358,204 and 9,603,853 as expiring on February 7, 2033; United States Patent No. 9,662,338 as expiring on April 2, 2035; and United States Patent Nos. 11,324,753; 11,458,143; and 12,121,523 as expiring on September 4, 2029. On June 26, 2025, the Company filed a lawsuit against Appco and Somerset alleging infringement of the Company’s Qelbree® Orange Book patents. The Complaint—filed in the U.S. District Court for the District of New Jersey—alleges, inter alia, that Appco and Somerset infringed the Company’s Qelbree® patents by submitting to the FDA an Abbreviated New Drug Application (ANDA) seeking to market a generic version of Qelbree® prior to the expiration of the Company’s patents. Filing its June 26, 2025, Complaint within 45 days of receiving Appco and Somerset’s Paragraph IV certification notice entitles Supernus to an automatic stay preventing the FDA from approving Appco and Somerset’s ANDA until October 2, 2028. On September 22, 2025, Appco and Somerset answered the Complaint and denied the substantive allegations of the Complaint, asserting affirmative defenses that include non-infringement and invalidity. Appco and Somerset also asserted Counterclaims that include requests for declaratory judgments of non-infringement and invalidity. On October 28, 2025, the Company filed its reply, denying the substantive allegations of Appco’s and Somerset’s Counterclaims. On December 23, 2025, the Court issued an order consolidating this lawsuit for all pretrial purposes with the lawsuits against (i) Apotex, discussed in Section II, below; (ii) Aurobindo, discussed in Section III, below; (iii) Zydus, discussed in Section IV, below; (iv) Creekwood, discussed in Section V, below; (v) MSN, discussed in Section VI, below; (vi) Zenara and Biophore, discussed in Section VII, below; and (vii) Macleods, discussed in Sections VIII and IX, below. The Court’s December 23, 2025, consolidation order recaptioned the consolidated lawsuits as In re Viloxazine, C.A. No. 25-cv-12183 (MEF)(MAH) (Consolidated). On December 18, 2025, the Court issued a scheduling order for the consolidated cases that provides for a close of discovery on November 17, 2027. On May 5, 2026, the Court issued an order further consolidating In re Viloxazine, C.A. No. 25-cv-12183 (MEF)(MAH) (Consolidated) for all pretrial purposes with the lawsuit against Zydus discussed in Supernus Pharmaceuticals, Inc. v. Zydus Lifesciences Global FZE, et al., C.A. No. 26-cv-3543 (MEF)(MAH) (D.N.J.). The Court has not set a date for a final pretrial conference or trial. Pretrial discovery is currently ongoing.
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
XI. Supernus Pharmaceuticals, Inc. v. Ascent Pharmaceuticals, Inc., et al., C.A. No. 26-cv-12589 (MEF) (ADS) (D.N.J.)
The Company received a Paragraph IV Notice Letter from generic drug makers Ascent Pharmaceuticals, Inc. dated August 13, 2026, directed to six of its Qelbree Orange Book patents. Supernus's US Patent Nos. 9,358,204; 9,603,853; 9,662,338; 11,324,753; 11,458,143; and 12,121,523 generally cover viloxazine formulations and methods of using those formulations. The FDA Orange Book currently lists United States Patent Nos. 9,358,204 and 9,603,853 as expiring on February 7, 2033; United States Patent No. 9,662,338 as expiring on April 2, 2035; and United States Patent Nos. 11,324,753; 11,458,143; and 12,121,523 as expiring on September 4, 2029. On September 23, 2026, the Company filed a lawsuit against Ascent Pharmaceuticals, Inc. ("Ascent"), Camber Pharmaceuticals, Inc. ("Camber"), and Hetero Labs Limited ("Hetero") (collectively, Ascent Pharma, Camber, and Hetero are "Defendants") alleging infringement of the Company's Qelbree Orange Book patents. The Complaint filed in the U.S. District Court for the District of New Jersey alleges, inter alia, that Defendants infringed the Company's Qelbree patents by submitting to the FDA an Abbreviated New Drug Application ("ANDA") seeking to market a generic version of Qelbree prior to the expiration of the Company's patents. Filing its September 23, 2026 Complaint within 45 days of receiving Ascent's Paragraph IV certification notice entitles Supernus to an automatic stay preventing the FDA from approving Defendants' ANDA for 30 months from the date of the Company's receipt of the Paragraph IV Notice Letter.
XII. Supernus Pharmaceuticals, Inc. v. Ascent Pharmaceuticals, Inc., et al., C.A. No. 26-cv-5942 (GRB) (SIL) (E.D.N.Y.)
The Company received a Paragraph IV Notice Letter from generic drug makers Ascent Pharmaceuticals, Inc. dated August 13, 2026, directed to six of its Qelbree Orange Book patents. Supernus's US Patent Nos. 9,358,204; 9,603,853; 9,662,338; 11,324,753; 11,458,143; and 12,121,523 generally cover viloxazine formulations and methods of using those formulations. The FDA Orange Book currently lists United States Patent Nos. 9,358,204 and 9,603,853 as expiring on February 7, 2033; Unites States Patent No. 9,662,338 as expiring on April 2, 2035; and United States Patent Nos. 11,324,753; 11,458,143; and 12,121,523 as expiring on September 4, 2029. On September 24, 2026, the Company filed a lawsuit against Ascent Pharmaceuticals Inc. ("Ascent"), Camber Pharmaceuticals, Inc. ("Camber"), and Hetero Labs Limited ("Hetero") (collectively, Ascent, Camber, and Hetero are "Ascent") alleging infringement of the Company's Qelbree Orange Book patents. The Complaint filed in the U.S. District Court for the Eastern District of New York alleges, inter alia, that Defendants infringed the Company's Qelbree patents by submitting to the FDA and Abbreviated New Drug Application ("ANDA") seeking to market a generic version of Qelbree prior to the expiration of the Company's patents. Filing its September 24, 2026 Complaint within 45 days of receiving Ascent's Paragraph IV certification notice entitles Supernus to an automatic stay preventing the FDA from approving Defendants' ANDA for 30 months from the date of the Company's receipt of the Paragraph IV Notice Letter.
XIII. Sage Chemical, Inc., et al. v. Supernus Pharmaceuticals, Inc., et al., C.A. No. 22-cv-1302 (CJB) (D. Del.)
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
XIV. US WorldMeds Partners, LLC v. Federal Insurance Company, et al, Case Nos. 24-CI-2529; 24-CI-4195; 24-CI-4631; and 24-CI-6988 (D.Del)
Alleged competitors of Supernus filed a lawsuit against the Company, MDD US Enterprises, LLC, and MDD Operations, LLC (collectively Enterprises) and others in the United States District Court for the District of Delaware (the Underlying Action). After a dispute over coverage under certain insurance policies arose, Enterprises commenced a declaratory judgment action against Federal Insurance Company, RSUI Indemnity Company, and StarStone Specialty Insurance Company and others to recover insurance benefits. US WorldMeds Partners, LLC, RSUI and StarStone commenced similar declaratory judgment actions in connection with the Underlying Action. These related actions were recently consolidated. In light of the recent settlement between Supernus and US WorldMeds Partners in the Underlying Action, which included resolution of the dispute between those parties in this case, the legal counsel is working on filing the necessary paperwork to extricate Supernus, Enterprises, and Operations from the case.
XV. Supernus Pharmaceuticals, Inc. v. Old Republic Insurance Company, 8:24-cv-03733-PJM (D.Maryland)
The action seeks recovery of insurance benefits in connection with the Underlying Action in the US WorldMeds Partners, LLC v. Federal Insurance Company case. On March 24, 2026, the court granted the defendant insurer’s pre-answer motion to dismiss, and the case was dismissed with prejudice. Supernus is appealing this decision. Court ordered mediation occurred on June 24, 2026, but was unsuccessful. Supernus’ appellate brief was submitted on September 11, 2026. Although litigation is unpredictable, legal counsel's assessment is that Supernus will prevail in the appeal; further assessment of the odds upon remand is not available at this time. However, if Supernus prevails it will be entitled to access the $5 million policy limit, with a chance to further trigger excess coverage which totals an additional $50 million. Since Supernus is in the position of plaintiff, there is minimal (if not zero) risk that this litigation will result in a material loss.

XVI. US WorldMeds Partners, LLC v. Supernus Pharmaceuticals, Inc., (N25C-07-121-KMM) (Delaware Superior Court)
On April 30, 2025, the Company informed US WorldMeds Partners, LLC (“Partners”), the seller of US WorldMeds Enterprises, LLC n/k/a MDD US Enterprises, LLC that it would be withholding $27.7 million of a $30.0 million milestone payment pursuant to the set-off provision of the Sale and Purchase Agreement between the parties. On May 21, 2025, Partners filed a one-count complaint for specific performance in the Delaware Court of Chancery, seeking payment of the withheld amount, plus interest, attorneys’ fees, and costs. On June 16, 2025, the Company filed a motion to dismiss Partners’ complaint on the grounds that the Court of Chancery lacked subject matter jurisdiction. On July 15, 2025, Partners dismissed its complaint and re-filed in the Delaware Superior Court with a companion motion to seal, seeking identical relief. The Company timely filed an Answer under seal on August 6, 2025. On October 3, 2025, Partners filed a motion for summary judgment and related briefing. The parties reached agreement on a stipulated briefing schedule, which the Court entered as an order. The Company’s opposition and cross motion for summary judgment was timely filed December 5, 2025; Partners filed a reply and opposition to the cross motion January 16, 2026; the Company filed a reply on February 9, 2026. Oral argument took place on March 4, 2026. On June 5, 2026, the Court entered a memorandum opinion awarding full summary judgment in favor of Partners and denied the Company’s cross motion. On June 22, 2026, Partners submitted an application for attorneys’ fees and costs, which the Company opposed on July 15, 2026. Partners filed a Reply on July 28, 2026, which increased Partners' request for fees to account for the cost of motions practice related to the fee application. On September 2, 2026, Partners and the Company entered into a global settlement with regard to all pending disputes between them. As a result of that settlement, the majority of payment once at issue is no longer a matter of dispute, but the parties have not dismissed this case and anticipate a ruling from the Court on the remaining pending motions. On October 26, 2026, the Court granted Partners’ application in part, but rejected certain fees and costs consistent with the Company’s arguments thereby reducing the Company’s obligation.
Sage Therapeutics Litigation

On August 28, 2024, named plaintiff Darren Korver filed a purported federal securities class action lawsuit in the Southern District of New York against Sage Therapeutics, Inc. and individuals, Barry E. Greene and Kimi Iguchi (the “Securities

Class Action”), both of whom are former officers of Sage. Pursuant to a statutorily prescribed process, the court appointed two new class representatives, Steamfitters Local 449 Pension & Retirement Security Funds and Trust of the Retirement System of the UPR, who filed an amended complaint on March 3, 2025, against the original defendants and five additional former officers of Sage. The amended complaint in the Securities Class Action alleges violations of U.S. securities laws under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Rule 10b-5 promulgated thereunder and seeks an as-yet unspecified amount of damages allegedly sustained by parties who purchased the Sage Therapeutic’s stock between April 12, 2021 and July 23, 2024, as well as applicable attorneys’ fees and costs. On April 17, 2025, Sage Therapeutics, along with all of the individual defendants, filed a motion to dismiss the Securities Class Action in the Southern District of New York. On February 18, 2026, Plaintiffs filed a letter with the Court seeking leave to amend their complaint and asking the Court to refrain from deciding the motion to dismiss pending the Court’s decision on the request to file an amended complaint. On March 10, 2026, Defendants submitted a letter to the Court joining Plaintiffs’ request of February 18, 2026. On April 3, 2026, the parties filed a stipulation, which the Court so ordered on April 9, 2026, permitting Plaintiffs to file an amended complaint by July 15, 2026. On April 30, 2026, Plaintiffs filed the Second Amended Complaint. On July 15, 2026, Defendants filed a motion to dismiss the Second Amended Complaint. Plaintiffs’ opposition to the Motion to Dismiss was filed on August 31, 2026. Defendants’ reply in further support of their Motion to Dismiss was filed on September 22, 2026. The Parties are currently awaiting the Court’s ruling on the Motion to Dismiss briefing. Related derivative actions remain stayed pending the resolution of this motion. Sage denies any allegations of wrongdoing and intends to vigorously defend against the Securities Class Action.

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

On April 14, 2025, the Southern District of New York granted a stay of the Zhu Derivative Litigation pending the resolution of the motion to dismiss the amended complaint in the Securities Class Action. Subsequently, the Matton Derivative Litigation and Pizzelanti Derivative Litigation were consolidated with the Zhu Derivative Litigation ("Consolidated Derivative Litigation") and stayed along with the Zhu Derivative Litigation pending the resolution of Sage’s motion to dismiss in the Securities Class Action.

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

Item 1A. Risk Factors

Any investment in our business involves a high degree of risk. Before making an investment decision, you should carefully consider the information we include in this Quarterly Report on Form 10-Q, including our condensed consolidated financial statements and related notes; the additional information in the other reports we file with the Securities and Exchange Commission; and the risks described in our Annual Report on Form 10-K for the year ended December 31, 2025 and quarterly report on Form 10-Q for the period ended September 30, 2026. These risks may result in material harm to our business and our financial condition and results of operations. If a material, adverse event was to occur, the market price of our common stock may decline, and you could lose part or all of your investment.

Risks Related to the Pending Merger with Indivior

The Merger is subject to conditions, some or all of which may not be satisfied, or completed on a timely basis, if at all. Failure to complete the Merger could have material adverse effects on our business.

The completion of the Merger is subject to a number of conditions set forth in the Merger Agreement, which make the completion and timing of the Merger uncertain. The failure to satisfy all of the required conditions could delay the completion of the Merger for a significant period of time or prevent it from occurring at all. There can be no assurance that the conditions to the completion of the Merger will be satisfied or waived or that the Merger will be completed.

If the Merger is not completed, we may be materially adversely affected and, without realizing any of the benefits of having completed the Merger, will be subject to a number of risks, including the following:

• the market price of our common stock could decline;

• we could owe a substantial termination fee to Indivior in specified circumstances;

• time and resources committed by our management to matters relating to the Merger could otherwise have been devoted to pursuing other beneficial opportunities;

• we may experience negative reactions from the financial markets or from our customers, suppliers or employees; and

• we will be required to pay its costs relating to the Merger, such as legal, accounting, financial advisory and printing fees, whether or not the Merger is completed.

In addition, if the Merger is not completed, we could be subject to litigation related to any failure to complete the Merger or related to any enforcement proceeding commenced against us to perform our obligations under the Merger Agreement. Any of these risks could materially and adversely impact our ongoing business, financial condition, financial results and stock price.

Similarly, delays in the completion of the Merger could, among other things, result in additional transaction costs, loss of revenue or other negative effects associated with delay and uncertainty about completion of the Merger and could materially and adversely impact our ongoing business, financial condition, financial results and stock price following the completion of the Merger.

The exchange ratio is fixed and will not be adjusted in the event of any change in either Supernus’s or Indivior’s stock price.

Upon completion of the Merger, each issued and outstanding share of Supernus common stock will be converted into the right to receive the Merger consideration, which is equal to 1.5401 shares of Indivior common stock. This exchange ratio was fixed in the Merger Agreement and will not be adjusted for changes in the market price of either Indivior common stock or Supernus common stock.

It is impossible to accurately predict the market price of Indivior common stock at the completion of the Merger and, therefore, impossible to accurately predict the market value of the shares of Indivior common stock that Supernus stockholders will receive in the Merger. The market price for Indivior common stock or Supernus common stock have and may continue to fluctuate prior to the completion of the Merger for a variety of reasons, including, among others, general market and economic conditions, the demand for Indivior’s or Supernus’s products, changes in laws and regulations, other changes in Indivior’s and Supernus’s respective businesses, operations, prospects and financial results of operations, market assessments of the likelihood that the Merger will be completed, and the expected timing of the Merger. Many of these factors are beyond our control. As a result, the market value represented by the exchange ratio will also vary.

Each party is subject to business uncertainties and contractual restrictions while the Merger is pending, which could adversely affect each party’s business and operations.

In connection with the pendency of the Merger, it is possible that some customers, suppliers and other persons with whom we have a business relationship may delay or defer certain business decisions or might decide to seek to terminate, change or renegotiate their relationships with us, as the case may be, as a result of the Merger or otherwise, which could negatively affect our revenues, earnings and/or cash flows, as well as the market price of our common stock, regardless of whether the Merger is completed.

Under the terms of the Merger Agreement, each of Supernus and Indivior is subject to certain restrictions on the conduct of its business prior to completing the Merger, which may adversely affect each company’s ability to execute certain of their respective business strategies, including the ability in certain cases to modify or terminate contracts, acquire or dispose of assets, incur indebtedness, pay dividends, incur capital expenditures or settle claims. Such limitations could adversely affect our business and operations prior to the completion of the Merger.

Each of the risks described above may be exacerbated by delays or other adverse developments with respect to the completion of the Merger.

Following the Merger, the composition of the combined company board of directors will be different than the composition of the current Supernus Board or the current Indivior Board.

Upon completion of the Merger, the board of directors of the combined company will consist of eight directors, including four directors designated by Supernus and four directors designated by Indivior. This newly composed board of directors may affect the future decisions of the combined company.

Even if we complete the proposed Merger with Indivior, we may fail to realize the anticipated benefits.

No assurance can be given that the anticipated benefits, synergies, growth, profitability, cash flow generation and earnings accretion of the Merger will be realized or, if realized, may be realized more slowly than expected. Further, inherent in transactions such as these are the risks relating to the integration of the two businesses.

Uncertainties associated with the Merger may cause a loss of management personnel and other key employees, which could adversely affect the future business and operations of the Combined Company following completion of the Merger.

Supernus and Indivior are dependent on the experience and industry knowledge of their officers and other key employees to execute their business plans. The Combined Company’s success after the completion of the Merger will depend in part upon the ability of the Combined Company to retain certain key management personnel and employees of Supernus and Indivior, including in light of the expected termination of key Indivior management personnel. Prior to the completion of the Merger, current and prospective employees of Supernus and Indivior may experience uncertainty about their roles following the completion of the transactions, which may have an adverse effect on the ability of each of Supernus and Indivior to attract or retain key management and other key personnel. In addition, no assurance can be given that the Combined Company, after the completion of the Merger, will be able to attract or retain key management personnel and other key employees to the same extent that Supernus and Indivior have previously been able to attract or retain their own employees.

We are and may continue to be targets of litigation that could result in substantial costs and may prevent or delay the closing of the Merger or otherwise negatively affect the business and operations of Supernus, Indivior and the Combined Company.

Lawsuits are often brought against public companies and their boards of directors that have entered into merger agreements. As of October 28, 2026, two complaints have been filed in state court by purported stockholders of ours relating to the Merger Agreement. On September 16, 2026, a purported stockholder of ours filed a complaint against us and each member of our Board of Directors, or the Board, in the Supreme Court of the State of New York, County of New York, captioned Floyd v. Supernus Pharmaceuticals, Inc., et al., Index No. 655292/2026, or the Floyd Complaint. On September 17, 2026, a purported stockholder of ours filed a complaint against us and each member of the Board in the Supreme Court of the State of New York, County of New York, captioned Jones v. Supernus Pharmaceuticals, Inc., et al., Index No. 655307/2026, or the Jones Complaint. We refer to the Floyd Complaint and the Jones Complaint collectively as the Merger Complaints. The Merger Complaints assert, among other things, claims for negligent misrepresentation and concealment and negligence under New York common law against all defendants. The Merger Complaints allege that our Definitive Proxy Statement on Schedule 14A, filed with the U.S. Securities and Exchange Commission, or the SEC, on September 11, 2026, or the Proxy Statement, omitted or misrepresented certain purportedly material information. Among other relief, the Merger Complaints seek (i) an injunction prohibiting consummation of the transactions contemplated by the Merger Agreement (the “Transactions”), (ii) rescission or actual and punitive damages if the Transactions are consummated, and (iii) an award of the plaintiffs' fees and expenses, including reasonable attorneys' and experts' fees and expenses.

We have also received certain demand letters from purported stockholders making allegations similar to those contained in the Merger Complaints. While we believe that the disclosures set forth in the Proxy Statement comply fully with all applicable law and deny the allegations in the Merger Complaints, in order to (i) moot the plaintiffs' disclosure claims and similar claims asserted in certain demand letters received from other purported stockholders of ours, (ii) avoid nuisance and possible expense and business delays, and (iii) provide additional information to our stockholders, we determined to voluntarily supplement certain disclosures in the Proxy Statement related to plaintiffs' and purported stockholders' claims with the supplemental disclosures set forth in our supplement to the Proxy Statement, filed on October 6, 2026, or the Supplemental Disclosures. Additional lawsuits arising out of or relating to the Merger Agreement may be filed in the future.

The outcome of all litigation, including the matters described above, is uncertain and we may not be successful in defending against these claims or any other lawsuits brought against us even if they are without merit. Regardless of the outcome of these lawsuits or any other lawsuits brought against us, such lawsuits could delay or prevent the Merger, divert the attention of our management and employees from our day-to-day business, result in substantial costs and otherwise adversely affect us financially. A potential adverse judgment could result in monetary damages, which could have a negative impact on our liquidity and financial condition. Additionally, if a plaintiff is successful in obtaining an injunction prohibiting completion of the Merger, that injunction may delay or prevent the Merger from being completed, or from being completed within the expected time frame, which may adversely affect our business, financial position and/or results of operations, and that of Indivior and the Combined Company.

Additional Risk Factors Listed in the S-4 Filing Risks Related to the Merger

The financing contemplated in connection with the Special Dividend may not be available on the anticipated terms or at all, which could result in changes to the dividend payable to Indivior stockholders in connection with the Merger.

Indivior anticipates that the funds needed to consummate the Special Dividend will be derived from a combination of (i) available cash on hand of the Combined Company and (ii) third-party debt financing. See the section entitled “The Merger — Financing” for additional information regarding the anticipated financing of Special Dividend. In connection with the Merger Agreement, Indivior entered into a commitment letter with Citibank, N.A. (“Citibank”), pursuant to which Citibank has committed to provide, subject to the satisfaction of customary closing conditions, a Term Loan Facility in an aggregate principal amount of $650 million for the purpose of financing a portion of the Special Dividend.

Indivior’s ability to obtain debt financing for the Special Dividend, will depend on, among other factors, prevailing market conditions and other factors beyond Indivior’s control. Indivior cannot provide assurance that it will be able to obtain debt financing on terms acceptable to it or at all. If the contemplated financing becomes unavailable and replacement financing cannot be obtained, but the conditions to the Alternative Dividend Scenario under the Merger Agreement are satisfied, the parties may complete the Merger without the contemplated financing and Indivior would declare the Alternative Dividend in lieu of the Special Dividend. As a result, the debt financing being unavailable could result in Indivior stockholders receiving the Alternative Dividend rather than the Special Dividend and could adversely affect Indivior’s financial condition, liquidity, capital structure and future operations. Indivior’s obligation to complete the Merger is not conditioned upon the receipt of financing.

Risks Related to the Combined Company

The Combined Company will have a leveraged balance sheet and significant financing obligations that limit its financial and operating flexibility.

Indivior’s balance sheet is leveraged, and the terms of its $500 million 0.625% Convertible Senior Notes due 2031 contain covenants that limit its ability to plan for or respond to changes in its business. In connection with the Merger, the Combined Company also expects to incur or assume additional indebtedness, including to fund the Special Dividend payable to pre-Merger Indivior stockholders. This indebtedness and the related covenants could constrain the Combined Company’s ability to invest in its business, respond to competitive pressures, pay dividends (the Combined Company is not expected to pay dividends in the future), or pursue strategic opportunities, and could increase its vulnerability to adverse economic conditions.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
(a)    Sales of Unregistered Securities.
None.
Item 3.    Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
None.
Item 5.    Other Information
(a)     None.
(b)    None.
(c)    Insider Trading Arrangements and Policies.
The table below lists the insider trading arrangements adopted or terminated during the third quarter of 2026:

Name and Title of Director or Officer	Rule 10b5-1 Trading Arrangement(1)	Trading Arrangement Adopted or Terminated	Date of Adoption or Termination	Duration of Trading Arrangement	Aggregate Number of Securities to be Purchased Pursuant to Trading Arrangement	Aggregate Number of Securities to be Sold Pursuant to Trading Arrangement
Jack Khattar President, Chief Executive Officer and Director	Yes	Terminated	August 12, 2026	First Transaction Date through February 24, 2027	—	297,500
Charles Newhall Director	Yes	Terminated	August 12, 2026	First Transaction Date through June 15, 2027	—	5,000
William Todd Horich Senior Vice President, Chief Commercial Officer	Yes	Terminated	August 12, 2026	First Transaction Date through March 12, 2027	—	44,000
____________________________________
(1) Indicates whether the trading arrangement is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c).

Item 6.    Exhibits
The following exhibits are filed or furnished as part of this Quarterly Report on Form 10-Q:

Exhibit Number	Description

2.1*
Agreement and Plan of Merger, dated as of August 1, 2026, by and among Supernus Pharmaceuticals, Inc., Indivior Pharmaceuticals, Inc. and Artemis Merger Sub, Inc. dated as of August 1, 2026 (incorporated by reference to Exhibit 2.1 to the Company's Form 8-K filed on August 3, 2026, File No. 001-35518).

10.1*
Form of Voting and Support Agreement, by and between Indivior Pharmaceuticals, Inc. and certain stockholders of Supernus Pharmaceuticals, Inc. party thereto (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on August 3, 2026, File No. 001-35518).

10.2*
Form of Voting and Support Agreement, by and between Supernus Pharmaceuticals, Inc. and certain stockholders of Indivior Pharmaceuticals, Inc. party thereto (incorporated by reference to Exhibit 10.2 to the Company's Form 8-K filed on August 3, 2026, File No. 001-35518).

10.3*
Second Amended and Restated Employment Agreement, by and between Supernus Pharmaceuticals, Inc. and Jack A. Khattar, dated as of August 1, 2026 (incorporated by reference to Exhibit 10.3 to the Company's Form 8-K filed on August 3, 2026, File No. 001-35518).

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

101
The following financial information from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2026, formatted in Inline XBRL: (i) Cover Page, (ii) Condensed Consolidated Statements of Earnings (Loss), (iii) Condensed Consolidated Statements of Comprehensive Earnings (Loss), (iv) Condensed Consolidated Balance Sheets, (v) Condensed Consolidated Statements of Changes in Stockholders' Equity, (vi) Condensed Consolidated Statements of Cash Flows, and (vii) the Notes to Condensed Consolidated Financial Statements, tagged in summary and detail.

104	The cover page of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2026, formatted in Inline XBRL (included with the Exhibit 101 attachments).
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

SUPERNUS PHARMACEUTICALS, INC.

DATED: October 29, 2026	By:	/s/ Jack A. Khattar
Jack A. Khattar President and Chief Executive Officer

DATED: October 29, 2026	By:	/s/ Timothy C. Dec
Timothy C. Dec Senior Vice-President and Chief Financial Officer